Form 10-K
period 1993-12-31
MILLIPORE CORP
filed 1994-03-28
CIK 66479

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 1993
                        Commission File Number 0-1052

                                    MILLIPORE CORPORATION
           (Exact name of registrant as specified in its charter)

      MASSACHUSETTS                                 04-2170233
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

  80 Ashby Road, Bedford, MA                           01730
(Address of principal executive                     (Zip Code)
offices)

Registrant's telephone number, including area code 617-275-9200

Securities registered pursuant to Section 12(b) of the Act:
                                         Name of exchange
            Title of Class              on which registered

   COMMON STOCK, $1.00 PAR VALUE    NEW YORK STOCK EXCHANGE, INC.

     Securities registered pursuant to Section 12(g) of the Act:
                                    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any
amendment to this Form 10-K      [  ]

As of January 31, 1994, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately
$1,141,605,000 based on the closing price on that date on the New York Stock Exchange.

As of February 25, 1994, 28,191,515 shares of the registrant's Common Stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
     Document                      Incorporated into Form 10K
1993 Annual Report to Shareholders           Parts I and II
(pages 33-51 only)

Definitive Proxy Statement                   Part III
dated March 18, 1994

Item 1.  Business.

The Company

     Millipore Corporation was incorporated under the laws of Massachusetts on May 3, 1954. Millipore and its subsidiaries operate in a single business segment, the analysis, identification and purification of fluids using separations technology. Business segment information is discussed in Note M to the Millipore Corporation Consolidated Financial Statements (the "Financial Statements") included in the Millipore Corporation Annual Report to Shareholders for the year ended December 31, 1993 (the "Annual Report"), which note is hereby incorporated herein by reference. Unless the context otherwise requires, the terms "Millipore" or the "Company" mean Millipore Corporation and its subsidiaries.

     On November 11, 1993, Millipore announced that its Board of Directors had approved a plan to focus the Company on its membrane business and to divest operations of its Instrumentation Divisions (the Waters Chromatography business and the non-membrane bioscience instrument business).

     The description of Millipore's business contained herein treats both the Waters Chromatography Business and the non-membrane bioscience business (the "Instrumentation Divisions") as discontinued operations. These Divisions with separate product lines with separate customers are accounted for as discontinued operations. The Company expects to realize a net gain in 1994 upon the disposition of these businesses. Operations of the discontinued Instrumentation Divisions subsequent to November 11, 1993 are set forth in the Company's Balance Sheet and are not material to its financial position; operations prior to that date are included in the Company's 1993 Consolidated Statement of Income. For a description of Millipore's business which includes no discontinued operations reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

     Millipore is a leader in the field of membrane separations technology. The Company develops, manufactures and sells products which are used primarily for the analysis and purification of fluids. The Company's products are based on a variety of membranes and certain other technologies and effect separations, principally through physical and chemical methods. Millipore is an integrated multinational manufacturer of these products. During 1993, approximately 62% of Millipore's net sales were made to customers outside the Americas. For financial information concerning foreign and domestic operations and export sales, see Note M to the Financial Statements.


Products and Technologies

     For analytical applications, the Company's products are used to gain knowledge about a molecule, compound or micro-organism by detecting, identifying and quantifying the relevant components of a sample. For purification applications, the Company's products are used in manufacturing and research operations to isolate and purify specific components or to remove contaminants.

     The principal separation technologies utilized by the Company are based on membrane filters, and certain chemistries, resins and enzyme immunoassays. Membranes are used to filter either the wanted or the unwanted particulate, bacterial, molecular or viral entities from fluids, or concentrate and retain such entities (in the fluid) for further processing. Some of the Company's newer membrane materials also use affinity, ion-exchange or electrical charge mechanisms for separation.

     Both analytical and purification products incorporate membrane and other technologies. The Company's products include disc and cartridge filters and housings of various sizes and configurations, filter-based test kits and precision pumps and other ancillary equipment and supplies.

     The Company has more than 3,000 products. Most of the Company's products are listed in its catalogs and are sold as standard items, systems or devices. For special applications, the Company assembles custom products, usually based upon standard modules and components. In certain instances, the Company also designs and engineers process systems specifically for the customer.

Customers and Markets

     The Company's continuing operations sells its products primarily to customers in the following markets: pharmaceutical/biotechnology, microelectronics, chemical and food and beverage companies; government, university and private research and testing laboratories; and health care and medical facilities. Within each of these markets, the Company focuses its sales efforts upon those segments where customers have specific requirements which can be satisfied by the Company's products.

     Pharmaceutical/Biotechnology Industry. The Company's products are used by the pharmaceutical/biotechnology industry in sterilization, including virus reduction, and sterility testing of products such as antibiotics, vaccines, vitamins and protein solutions; concentration and fractionation of biological molecules such as vaccines and blood products; cell harvesting; isolation and purification of compounds from complex mixtures and the purification of water for laboratory use. The Company's membrane products also play an important role in the development of new drugs, particularly with respect to the mechanism through which they act. In addition, Millipore has developed and is developing products for biopharmaceutical applications in order to meet the separations requirements of the biotechnology industry.

     Microelectronics Industry. The microelectronics industry uses the Company's products to purify the liquids and gases used in the manufacturing processes of semiconductors and other microelectronics components, by removing particles and unwanted contaminating molecules.

     Chemical Industry. This industry uses the Company's products for purification of reagent grade chemicals, for monitoring in the industrial workplace and of waste streams and in the purification of water for laboratory use.

     Food and Beverage Industry. The Company's products are widely used by the food and beverage industry in quality control and process applications principally to monitor for microbiological contamination; to remove bacteria and yeast from products such as wine and beer, in order to prevent spoilage, and in producing pure water for laboratory use.

     Universities and Government Agencies. Universities, government and private and corporate research and testing laboratories, environmental science laboratories and regulatory agencies purchase a wide range of the Company's products. Typical applications include: purification of proteins; cell culture, structure studies and interactions; concentration of biological molecules; fractionation of complex molecular mixtures; and collection of microorganisms. The Company's water purification products are used extensively by these organizations to prepare high purity water for sensitive assays and the preparation of tissue culture media.

     Health Care and Medical Research. Customers in this field include hospitals, clinical laboratories, medical schools and medical research institutions who use the Company's products to filter particulate and bacterial contaminants which may be present in intravenous solutions, and its water purification products to produce high purity water.


Sales and Marketing

     The Company sells its products within the United States primarily to end users through its own direct sales force. The Company sells its products in foreign markets through the sales forces of its subsidiaries and branches located in more than 25 major industrialized and developing countries as well as through independent distributors in other parts of the world. During 1993, the Company's marketing, sales and service forces consisted of approximately 360 employees in the United States and 520 employees abroad.

     The Company's marketing efforts focus on application development for existing products and on new and differentiated products for other existing, newly-identified and proposed customer uses. The Company seeks to educate customers as to the variety of analytical and purification problems which may be addressed by its products and to adapt its products and technologies to separations problems identified by customers.

     The Company believes that its technical support services are important to its marketing efforts. These services include assistance in defining the customer's needs, evaluating alternative solutions, designing a specific system to perform the desired separation and training users.


Research and Development

     In its role as a pioneer of membrane separations Millipore has traditionally placed heavy emphasis on research and development. Research and development activities include the extension and enhancement of existing separations technologies to respond to new applications, the development of new membranes, and the upgrading of membrane based systems to afford the user greater purification capabilities. Research and development efforts also identify new separations applications to which disposable separations devices would be responsive, and develop new configurations into which membrane and ion exchange separations media can be fabricated to efficiently respond to the applications identified. Instruments, hardware, and accessories are also developed to incorporate membranes, modules and devices into total separations systems. Introduction of new applications frequently requires considerable market development prior to the generation of revenues. Millipore performs substantially all of its own research and development and does not provide material amounts of research services for others. Millipore's research and development expenses in 1991, 1992 and 1993 with respect to continuing operations were, $32,633,000, $32,953,000 and $34,952,000 respectively.

     When it believes it to be in its long-term interests, the Company will license newly developed technology from unaffiliated third parties and/or will acquire exclusive distribution rights with respect thereto.


Competition

     The Company's continuing operations face intense competition in all of its markets. The Company believes that its principal competitors include Pall Corporation, Barnstead Thermolyne Corporation, Sartorius GmbH, and Gelman, Inc. Certain of the Company's competitors are larger and have greater resources than the Company. However, the Company believes that it offers a broader line of products, making use of a wider range of separations technologies and addressing a broader range of applications than any single competitor.

     While price is an important factor, the Company competes primarily on the basis of technical expertise, product quality and responsiveness to customer needs, including service and technical support.


Acquisitions, Restructuring, and Divestitures

     On November 11, 1993 Millipore announced that its Board of Directors had approved a plan to divest its Instrumentation Division (the Waters Chromatography and non-membrane bioscience businesses) in order to focus the Company on its membrane business. The Waters Chromatography business was acquired in 1980. Growth in the analytical instrument market has been limited in the past few years. In the years 1986-1988 the Company expanded its MilliGen division in order to extend its analytical and chemical capabilities into the bio-instrumentation and chemicals field. In 1990 this business was consolidated into Millipore's then existing businesses, in order to achieve better focus and meaningful economics. The Company believes that the divestiture of its chromatography business along with that of its non-membrane bioscience business, will enable Millipore to better serve its membrane customers, improve operating performance and increase shareholder value. It is anticipated that the divestiture of the Instrumentation

Divisions will be completed in the first half of 1994 and is anticipated to result in a net gain.

     At the time of the 1990 consolidation of MilliGen, the Company took certain other actions to improve profitability, these measures in total resulted in a non-recurring charge in the fourth quarter of 1990 amounting to $34,750,000. The Company took a further charge, with respect to the restructuring of its Waters Chromatography Division, of $13,000,000 in the first quarter of 1993.

     In the five-year period prior to its November 11, 1993 announcement concerning the sale of its Waters Chromatography and non-membrane bioscience business, the Company undertook a number of initiatives to expand its business into new markets within the field of analysis and purification. The Company has made several small, strategic acquisitions to accelerate technology and market development in its several divisions. These included the acquisition of the Bio Image division of Kodak in 1989, Extrel Corporation in February of 1992, and Immunosystems Incorporated in July of 1992.

     In November of 1989, the Company sold its process water division for approximately $54,000,000 in cash. Included in the transaction were the worldwide facilities and equipment and other assets for developing, manufacturing and marketing that division's complete line of water purification products, other than its laboratory scale water business. Also included were the Company's 18 service deionization branches located throughout the continental United States. This transaction is the subject of litigation brought by Eastern Enterprises (see "Legal Proceedings").

Other Information

     In April, 1988, the Company adopted a shareholder rights plan (the "Rights Plan") and declared a dividend to its shareholders of the right to purchase (a "Right"), for each share of Millipore Common Stock owned, one additional share of Millipore Common Stock at a price of $160 for each share. The Rights Plan is designed to protect Millipore's shareholders from attempts by others to acquire Millipore on terms or by using tactics that could deny all shareholders the opportunity to realize the full value of their investment. The Rights will be exercisable only if a person or group of affiliated or associated persons acquires beneficial ownership of 20% or more of the outstanding shares of the Company Common Stock or commences a tender or exchange offer that would result in a person or group owning 20% or more of the outstanding Common Stock. In such event, or in the event that Millipore is subsequently acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the then current exercise price, shares of the common stock of the surviving company having a value equal to twice the exercise price.

     Millipore has been granted a number of patents and licenses and has other patent applications pending both in the United States and abroad. While these patents and licenses are viewed as valuable assets, Millipore's patent position is not of material importance to its operations.
Millipore also owns a number of trademarks, the most significant being "Millipore."

     Millipore's products are made from a wide variety of raw materials which are generally available in quantity from alternate sources of supply; as a result, Millipore is not substantially dependent upon any single supplier.

     Millipore's business is neither seasonal nor dependent upon a single or limited group of customers.

     Bringing the Company's facilities into compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not, to date, had a material effect upon Millipore's capital expenditures, earnings or competitive position. (See "Legal Proceedings.")

     As of December 31, 1993, Millipore's continuing operations employed 3,664 persons worldwide, of whom 1,938 were employed in the United States and 1,726 overseas.

Executive Officers of Millipore

     There follows a listing as of March 1, 1994 of the Executive Officers of Millipore. All of the following individuals were elected to serve until the Directors Meeting next following the 1994 Annual Stockholders Meeting.

                                                 First Elected:
                                                           To
                                                   An    Present
Name                 Age   Office               Officer  Office

John A. Gilmartin     51   Chairman of the Board  1980     1986
                           President and Chief         (Chairman
                           Executive Officer of         in 1987)
                           the Corporation

Geoffrey Nunes        63   Senior Vice President  1976     1980
                           General Counsel

Douglas A. Berthiaume 45*  Senior Vice President  1985     1989
                           of the Corporation

Jack T. Johansen      51*  Senior Vice President  1987     1989
                           of the Corporation

Glenda K. Burkhart    42   Vice President         1993     1993
                           of the Corporation

Douglas B. Jacoby     47   Vice President         1989     1989
                           of the Corporation

Michael P. Carroll    43   Vice President of the Corporation
                           Chief Financial Officer and
                           Treasurer              1992     1992

Dominique F. Baly     45   President Intertech     -       1988
                           Division of Millipore

John E. Lary          47   Senior Vice President   -       1993
                           and General Manager -
                           Americas Operation

Geoffrey D. Woodard   54   President of            -       1989
                           Millipore's Analytical Group

* It is anticipated that Messrs. Berthiaume and Johansen will leave the employ of the Company to head up the businesses to be divested, Waters Chromatography and non-membrane bioscience respectively.

     Mr. Gilmartin joined Millipore's finance department in 1978, was elected Vice President and Chief Financial Officer in 1980, Senior Vice President in 1982, and to the additional position of President of the Membrane Division in 1985. In 1986, Mr. Gilmartin was elected President and Chief Executive Officer of the Company and to the additional position of Chairman in 1987.

     Mr. Nunes joined Millipore in 1976 as Vice President and General Counsel and was elected a Senior Vice President in 1980.

     Mr. Berthiaume joined Millipore in 1980, was elected Vice President and Chief Financial Officer in 1985, and as a Senior Vice President in 1989.

     Dr. Johansen joined Millipore in 1987 as Vice President and was elected a Senior Vice President in 1989.

     Ms. Burkhart joined Millipore in 1993 as Corporate Vice President/Human Resources. Prior to joining Millipore, she was a principal of Mass Burkhart, a strategy consulting firm (1991-1993), responsible for organization development and work force planning for Exxon Chemical (1989-1991), a principal for Synectics, an organizational development consulting firm (1987-
1989), and a consultant for Bain and Co., a strategy consulting firm (1985-
1987).

     Mr. Jacoby joined Millipore in 1975. After serving in various sales and marketing capacities, Mr. Jacoby became Director of Marketing for the Millipore Membrane Products Division in 1983 and in 1985, he assumed the position of General Manager of the Membrane Pharmaceutical Division. Since 1987, Mr. Jacoby has been responsible for the Company's process membrane business. Mr. Jacoby was elected a Corporate officer in December, 1989.

     Mr. Carroll joined Millipore in 1986 as Vice President/Finance for the Membrane Products Division following a ten-year career in the general practice audit division of Coopers and Lybrand. In 1988, Mr. Carroll assumed the position of Vice President of Information Systems (worldwide) and in December of 1990, he became the Vice President of Finance for the Company's Waters Chromatography Division. Mr. Carroll was elected to his current position in February, 1992.

     Mr. Baly joined Millipore, S.A. (France) in 1972. For at least five years prior to relocating to the U.S. to assume his current position as President of the Millipore Intertech Division in 1988, Mr. Baly held positions of increasing sales and marketing responsibility within Millipore's European operations including Vice President/General Manager of the Millipore Products Division (1986-1987) and the Waters Chromatography Division (1984-
1985).

     Mr. Lary is Senior Vice President and General Manager of the Americas Operation, a position he has held since May, 1993. For the ten years prior to that time, he served as Senior Vice President of the Membrane Operations Division of Millipore.

     Mr. Woodard joined Millipore (U.K.) Ltd. (England) in 1976 and for the next seven years served in product management and marketing positions in Europe. In 1983, he was named Director of Marketing for Millipore Europe, and, in 1985, he relocated to the U.S. to assume the position of Director of Product Management for the Membrane Products Division. He continued in this position until 1986 when he became Vice President and General Manager of the Laboratory Products Division. In 1989 Mr. Woodard became President of the Membrane Analytical Group.

     Messrs. Baly, Lary and Woodard were first listed as executive officers in the Company's Annual Report on Form 10-K for 1989, the year it was determined they met the Securities and Exchange Commission's definition of "executive officer".

Item 2.  Properties.

     Millipore owns in excess of 1.6 million square feet of facilities located in the United States, Europe and Japan. The following table identifies the principal properties owned by Millipore and describes the purpose, floor space and land area of each.

                                             Sq.Ft.
                                             of Floor  Land
Location       Facility                      Space     Area


Bedford,       Executive Offices, research,  346,000   32 acres
Mass.          pilot production & warehouse

Milford,*      Manufacturing, research,      410,000   31 acres
Mass.          office & warehouse

Cidra,         Manufacturing, warehouse
Puerto Rico    and office                    134,000   36 acres

Jaffrey,       Manufacturing, warehouse      169,000   32 acres
N.H.           and office

Pittsburgh,*   Manufacturing, research        55,000    7 acres
PA             and office

Molsheim,      Manufacturing, warehouse      165,200   20 acres
France         and office

Yonezawa,      Manufacturing and warehouse   156,300    7 acres
Japan

Taunton,*      Manufacturing                  32,000   12 acres
Mass.

Cork,          Manufacturing                  83,000   20 acres
Ireland

St. Quentin    Office and research            50,000    5 acres
France
               _____________________________________

* It is anticipated that these properties will be sold in connection with the divestiture of the Waters Chromatography and non-membrane bioscience businesses.

     In addition to the above properties, Millipore has entered into a long term lease for premises abutting its Bedford facility. This lease makes 75,000 square feet of building available to Millipore and contains rights of first refusal and options with respect to the purchase of the premises by Millipore. During 1988 Millipore entered into a 10-year lease for a building of 130,000 square feet located in Burlington, Massachusetts, approximately 5 miles from its Bedford headquarters. This lease contains a single 5-year extension option. In 1991, the Company entered into two long term lease arrangements. The first was a sublease of a 130,000 square foot office building located in Marlborough, Massachusetts. This lease expires at the end of 1995 and Millipore has obtained from the owner an option to lease these premises for an additional five years. This facility is being used as the consolidated headquarters for all the Company's U. S. sales and support operations. It is anticipated that the Company will vacate these premises in 1994 and will not exercise its renewal option. The second lease arrangement is a 15-year lease with renewal options for an aggregate of 20 years, as well as a purchase option covering a 134,000 square foot building which is adjacent to the Company's Bedford facility and will be used for expansion purposes, initially the consolidation of the Company's Process System Division (part of the Membrane Process Group).

     In addition to its foregoing properties, Millipore currently leases various manufacturing, sales, warehouse, and administrative facilities throughout the world. Such leases expire at different times through 2017. The rented space aggregate is approximately 1,050,000 square feet and cost was approximately $8,068,000 in 1993. No single lease, in the opinion of Millipore, is material to its operations.

     Millipore is of the opinion that all the facilities owned or leased by it are well maintained, appropriately insured, in good operating condition and suitable for their present uses.


Item 3.  Legal Proceedings.

     Millipore has been sued in the Superior Court for Middlesex County, Massachusetts by Eastern Enterprises and its subsidiary, Ionpure Technologies, Inc. ("Ionpure"), alleging misrepresentations made in conjunction with the sale by Millipore of its Process Water Division to Ionpure in November of 1989. The Company believes it has adequate and complete defenses to this litigation and intends to vigorously defend the action. Although the Company is unable to predict with certainty the outcome of the lawsuit, its ultimate disposition is not expected to have a material adverse effect on Millipore's financial condition.

     Millipore has been notified in nine instances that the United States Environmental Protection Agency ("EPA") has determined that a release or a substantial threat of a release of hazardous substances (a "Release") as defined in Section 101 of the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") as amended by the Superfund Amendments and Reauthorization Act of 1986 (SARA) (the so-called "Superfund" law) has occurred at certain sites to which chemical wastes generated by the manufacturing operations of Millipore or one of its divisions may have been sent. These notifications typically also allege that Millipore may be a responsible party under CERCLA with respect to any remedial action needed to control or prevent any such Release. Under CERCLA the EPA may undertake remedial action in response to a Release and responsible parties may by liable, without regard to fault or negligence, for costs incurred. As a result it is possible, although highly unlikely given the large number and size of financially solvent corporations participating at each site who have been similarly notified, that the Company might be liable for all of the costs incurred in such a cleanup. In each instance Millipore knows that it is only one of many companies and entities which received such notification and who may likewise be held liable for any such remedial costs. In 1992, the EPA unexpectedly proposed settlements for several of these sites. Based on those proposed settlements and all other information available to management, the Company recorded a provision of $5,800,000 against cost of sales which, in management's best estimate, when combined with previously established reserves, will be sufficient to satisfy all known claims by the EPA. In seven separate instances involving a total of ten such sites; the Company has entered into consent decrees; paid approximately $13.9 million; and received partial releases. The aggregate of any future potential liabilities is not expected to have a material adverse effect on Millipore's financial condition.


Item 4.   Submission of Matters to a Vote of Security Holders.
     This item is not applicable.

                                   PART II

Item 5.  Market for Millipore's Common Stock, and Related Stockholder
Matters.

     The information called for by this item is set forth under the caption "Millipore Stock Prices" on page 51 of Millipore's Annual Report to Shareholders for the year ended December 31, 1993, which information is hereby incorporated herein by reference.

Item 6. Selected Financial Data.

     The information called for by this item is set forth under the caption "Millipore Corporation Eleven Year Summary of Operations" on pages 48 and 49 of Millipore's Annual Report to Shareholders for the year ended December 31, 1993, which information is hereby incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.

     The information called for by this item is set forth under the caption "Management's Discussion and Analysis" on pages 33 and 34 of Millipore's Annual Report to Shareholders for the year ended December 31, 1993, which information is hereby incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The information called for by this item is set forth on pages 35 to 47 and under the caption "Quarterly Results (Unaudited)" on page 50 of Millipore's Annual Report to Shareholders for the year ended December 31, 1993, which information is hereby incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure.

     This item is not applicable.

                                  PART III

Item 10.  Directors and Executive Officers of Millipore.

     The information called for by this item with respect to registrant's directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 as amended is set forth under the caption "Management and Election of Directors--Nominees for Election as Directors" on pages 2 - 8 of Millipore's definitive Proxy Statement, dated March 18, 1994, for Millipore's Annual Meeting of Stockholders to be held on April 21, 1994, which information is hereby incorporated herein by reference.

     Information called for by this item with respect to registrant's executive officers is set forth under "Executive Officers of Millipore" in
Item 1 of this report.

Item 11. Executive Compensation.

     The information called for by this item is set forth under the caption "Management and Election of Directors-Executive Compensation" on pages 8 - 17 of Millipore's definitive Proxy Statement, dated March 18, 1994, for Millipore's Annual Meeting of Stockholders to be held on April 21, 1994, which information is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information called for by this item is set forth under the caption "Ownership of Millipore Common Stock" on page 18 of Millipore's definitive Proxy Statement, dated March 18, 1994, for Millipore's Annual Meeting of Stockholders to be held April 21, 1994, which information is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information called for by this item is set forth under the caption "Management and Election of Directors - Executive Compensation" on pages 2 - 8 and 12 - 17 of Millipore's definitive Proxy Statement, dated March 18, 1994, for Millipore's Annual Meeting of Stockholders to be held on April 21, 1994, which information is hereby incorporated herein by reference.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as part of this report:

          1.   Financial Statements

     The financial statements set forth on pages 35 through 47, the Report of Independent Accounts on Page 47 and the Quarterly Results (Unaudited) set forth on page 50 of Millipore's Annual Report to Shareholders for the year ended December 31, 1993, are hereby incorporated herein by reference. Filed as part of this report are:

     (1) Report of Independent Accountants on the Financial Statement Schedules included in Form 10-K Annual Report.

     (2) Consent of Independent Accountants relating to the incorporation of their report on the Consolidated Financial Statements and their report on the Financial Statement Schedules into Registrant's Securities Act Registration Nos. 2-72124, 2-85698, 2-91432, 2-97280, 33-37319, 33-37323 and 33-11-790 on
Form S-8 and Securities Act Registration Nos. 2-84252, 33-9706, 33-20792, 33-22196, 33-47213 on Form S-3.

          2.  Financial Statement Schedules

          Schedule V     Property, Plant and Equipment - Consolidated

          Schedule VI Accumulated Depreciation of Property, Plant and Equipment - Consolidated

          Schedule VIII  Valuation and Qualifying Accounts

          Schedule IX    Short-term Borrowings

          Schedule X     Supplementary Income Statement Information

     All Schedules other than those listed above have been omitted because they are not applicable or not required under Regulation S-X.

     Items 5 through 8 and Item 14 (a) (1) of this Annual Report on Form 10-K incorporate only the indicated portions of Pages 33 through 51 of Millipore's Annual Report to Shareholders for the year ended December 31, 1993; no other portion of such Annual Report to Shareholders shall be deemed to be incorporated herein or filed with the Commission.

     For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos.: 2-72124; 2-85698; 2-91432; 2-97280; 33-37319; 33-37323 and 33-
11-790:

          Insofar as indemnification for liabilities arising under the Securities Act of 1933 (The "Act") may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

          3.  Exhibits:

     A.   Incorporated by Reference

          Document Incorporated          Referenced Document on
                                         file with the Commission


     (3)  Amendment to Restated Articles     Form 10-K Report for
          of Organization dated May 22,      year ended 12/31/87
          1987 and By Laws                   and Form 10-K Report
                                             for year ended 12/31/90
                                             respectively

     (4)  Indenture dated as of March 30,    Registration Statement
          1988, relating to the issuance     on Form S-3 (No.
          of $100,000,000 principal amount   33-20792); and a
          of Registrant's 9.20% Notes Due    Form T-1 (No.
          1998                               22-18144)

     (10) Millipore's various employee benefit and executive compensation plans and arrangements are incorporated herein by reference to the indicated documents filed with the Commission:

     Document                      Referenced Document on File
     Incorporated                  with the Commission:

     Shareholder Rights Agreement Form 8-K Report for April, 1988 dated as of April 15, 1988 between Millipore and The
     First National Bank of Boston

     Long Term Restricted Stock    Form 10-K Report for the year
     (Incentive) Plan for Senior   ended December 31, 1984.
     Management

     1985 Combined Stock Option    Form 10-K Report for the year
     Plan                          ended December 31, 1985

     Supplemental Savings and      Form 10-K Report for the year
     Retirement Plan for Key       ended December 31, 1984.
     Salaried Employees of
     Millipore Corporation

     Long Term Performance Plan    Form 10-K Report for the year
     for Senior Executives         ended December 31, 1984.

     Executive Termination         Form 10-K Report for the year
     Agreement                     ended December 31, 1984.

     B.   The following Exhibits are filed herewith:

     (10)      Executive "Sale of Business" Incentive Termination Agreements
               (2)

     (11)      Computation of Per Share Earnings

     (13)      Annual Report to Shareholders, December 31, 1993

     (21)      Subsidiaries of Millipore

     (23)      Consents of Experts (see page 21 hereto)

     (24)      Power of Attorney

     (b) On November 30, 1993 the Company filed a Current Report on Form 8-K reporting on our November 11, 1993 event, the issuance of its press release announcing plans to divest its Waters Chromatography business and exit its non-membrane bioscience business. Said Report contained the following Company financial statements:

    (i) Consolidated Statements of Income (Restated) for the nine months ended September 30, 1993 and September 30, 1992.

    (ii) Consolidated Statements of Income (Restated) for each of the first three quarters of 1993 and the nine months ended September 30, 1993.

    (iii) Consolidated Statements of Income (Restated) for each quarter of 1992 and for the full year ended December 31, 1992.

    (iv) Consolidated Statements of Income (Restated) for each quarter of 1991 and for the full year ended December 31, 1991.

    (v) Consolidated Balance Sheet (Restated) as of September 30, 1993 and December 31, 1992.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MILLIPORE CORPORATION
                              Geoffrey Nunes


                              By  /s/ Geoffrey Nunes
                                Senior Vice President

Dated: March 25, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

SIGNATURE                TITLE                    DATE

JOHN A. GILMARTIN*       Chairman, President, February 10, 1994
John A. Gilmartin        Chief Executive Officer,
                         and Director

/s/ Michael P. Carroll   Vice President      February 10, 1994
Michael P. Carroll       Chief Financial Officer
                         Treasurer

CHARLES D. BAKER*        Director            February 10, 1994
Charles D. Baker

______________________   Director            February 10, 1994
Samuel C. Butler

MARK HOFFMAN*            Director            February 10, 1994
Mark Hoffman

GERALD D. LAUBACH*       Director            February 10, 1994
Gerald D. Laubach

STEVEN MULLER*           Director            February 10, 1994
Steven Muller

THOMAS O. PYLE*          Director             February 10, 1994
Thomas O. Pyle

JOHN F. RENO*            Director            February 10, 1994
John F. Reno

JAMES L. VINCENT*        Director            February 10, 1994
James L. Vincent

WARREN E. C. WACKER*     Director            February 10, 1994
Warren E. C. Wacker




      *By   /s/ Geoffrey Nunes
             Attorney-in-Fact
             Geoffrey Nunes

                      REPORT OF INDEPENDENT ACCOUNTANTS



Our report on the consolidated financial statements of Millipore Corporation has been incorporated by reference in this Form 10-K from Page 47 of the 1993 Annual Report to Shareholders of Millipore Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index (Item 14 (a)2 - Financial Statement Schedules) on Page 14 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.






                              COOPERS & LYBRAND


Boston, Massachusetts
January 24, 1994, except as
to the information presented
in Note F, for which the date
is March 3, 1994

                     CONSENT OF INDEPENDENT ACCOUNTANTS


     We consent to the incorporation by reference in the registration statements of Millipore Corporation on Form S-8 (File Nos. 2-91432, 2-72124, 2-85698, 2-97280, 33-37319, 33-37323, 33-11-790), and on Form S-3 (File Nos. 2-84252, 33-
9706, 33-22196, 33-20792, 33-47213) of our report dated January 24, 1994, except as to the information presented in Note F, for which the date is March 3, 1994, on our audits of the consolidated financial statements and financial statement schedules of Millipore Corporation as of December 31, 1993 and 1992, and for the years ended December 31, 1993, 1992, and 1991, which report is incorporated by reference in this Annual Report on Form 10-K.




                                COOPERS & LYBRAND



Boston, Massachusetts
March 24, 1994

                            Millipore Corporation
         Schedule V - Property Plant, and Equipment  - Consolidated
                               (In Thousands)


                              Balance                          Other Chgs.  Balance
                              Beginning  Additions  RetirementsDebit and/or at End
                              of Period  at Cost    or Sales   (Credit) (a) of Period

Year Ended December 31, 1993
 Land                           $  6,939   $     0   $     0    $     27   $  6,966
 Leadhold improvements            11,669       237      (307)      4,509     16,108
 Buildings and improvements      104,041       684      (678)      4,007    108,054
 Production and other equipment  183,179     9,347    (5,136)     18,817    206,207
 Construction in progress         35,352    15,717       (99)    (30,339)    20,631
    Property, plant, and
     equipment                  $341,180   $25,985   $(6,220)    $(2,979)  $357,966

Year Ended December 31, 1992
 Land                           $  7,181   $     0   $      0   $   (242)  $  6,939
 Leasehold improvements           11,638     1,397       (780)      (586)    11,669
 Buildings and improvements      101,093     3,107        (11)      (148)   104,041
 Production and other equipment  179,936     9,933     (8,899)     2,209    183,179
 Construction in progress         29,159    26,550     (5,383)   (14,974)    35,352
    Property, plant, and
     equipment                  $329,007   $40,987   $(15,073)  $(13,741)  $341,180

Year Ended December 31, 1991
 Land                           $  7,051   $  103    $   (129)   $   156   $  7,181
 Leasehold improvements            7,484    2,385        (913)     2,682     11,638
 Buildings and improvements       86,957    3,514       (2,937)   13,559    101,093
 Production and other equipment  156,682   15,085       (8,423)   16,592    179,936
 Construction in progress         36,933   23,814            0   (31,588)    29,159
   Property, plant, and
    equipment                   $295,107  $44,901    $ (12,402)  $ 1,401   $329,007

(a)Represents the reclassification of construction in progress to depreciable assets and the impact on the translation of property, plant and equipment of changes in the value of foreign currencies relative to the United
   States dollar.

                                Millipore Corporation
 Schedule VI - Accumulated Depreciation of Property, Plant, and Equipment -
                                Consolidated
                               (In Thousands)
                              Balance                          Other Chgs.  Balance at
                              Beginning  Additions  Retirement Debit and/or End of
                              of Period  at Cost    or Sales   (Credit)     Period
                                           (a)                    (b)
Year Ended December 31, 1993
 Leashold improvements         $   6,571  $  1,848   $  (264)   $  (163)   $  7,992
 Buildings and improvements       31,314     4,550      (642)      (224)     34,998
 Production and other equipment  108,225    17,377    (3,798)    (1,723)    120,081

  Accumulated depreciation of
  property, plant, and equipment$146,110  $ 23,775   $(4,704)   $(2,110)   $163,071

Year Ended December 31, 1992
 Leasehold improvements        $   5,493  $  1,721   $  (240)   $  (403)   $  6,571
 Buildings and improvements       27,087     4,347       (11)      (109)     31,314
 Production and other equipment  102,323    17,439    (7,741)    (3,796)    108,225

  Accumulated depreciation of
  property, plant, and equipment$134,903  $ 23,507   $(7,992)   $(4,308)   $146,110

Year Ended December 31, 1991
 Leasehold improvements        $   4,968   $ 1,335   $  (734)     $ (76)   $  5,493
 Buildings and improvements       24,579     3,384    (1,204)       328      27,087
 Production and other equipment   92,218    16,186    (6,223)       142     102,323

  Accumlated depreciation of
  property, plant, and equipment$121,765   $ 20,905  $(8,161)     $ 394    $134,903

(a)Property, plant, and equipment is generally depreciated over the following useful lives: buildings and improvements, 33 years:
   production and other equipment, 10 years: leasehold improvements, the lives of the related leases.

(b)Represents the impact on the translation of property, plant, and equipment of changes in the value of foreign currencies relative to the United States dollar.

                            Millipore Corporation
              Schedule VIII - Valuation and Qualifying Accounts
                               (In Thousands)




Column A                     Column B     Column C        Column D   Column E

                             Balance at   Additions       Deductions Balance at
                             Beginning of Charged to Costsfrom       End of
                             Period       and Expenses    Reserve    Period

Allowance for doubtful accounts
  (deducted from related asset
  account in the consolidated
  balance sheet):



Year ended December 31, 1993    $1,752        $1,825       $(514)     $3,063

Year ended December 31, 1992    $2,387        $  325       $(960)     $1,752

Year ended December 31, 1991    $2,182        $  354       $(149)     $2,387

                            Millipore Corporation
                     Schedule IX - Short Term Borrowings
                               (In Thousands)






                            Weighted Avg  Max. Amt.   Avg. Amt.    Weight Avg.
                 Balance at Interest Rate Outstanding Outstanding  Interest Rate
                 End of     at End of     During the  During the   During the
                 Period     Period        Period      Period       Period


Year ended
  December 31, 1993 $ 51,420   4.5%      $129,332     $ 94,465(a)     4.3%(b)


Year ended
  December 31, 1992 $112,064   4.7%       $182,439     $132,696(a)    5.1%(b)


Year ended
  December 31, 1991 $ 91,339    6.5%      $114,913     $ 93,390(a)    7.1%(b)




(a) Computed on a month-end basis
(b) Computed on a quarter-end basis

                            Millipore Corporation
           Schedule X - Supplementary Income Statement Information
                               (In Thousands)





                              Charged to Costs
                                and Expenses




                                         Year ended December 31,

Item                                     1993      1992      1991

Maintenance and Repairs                   *         *         *

Depreciation and Amortization
 of intangible assets, preoperating
 costs and similar deferrals              *         *         *

Taxes, other than payroll
 and income taxes                         *         *         *

Royalties                                 *         *         *

Advertising costs                       $ 7,447   $ 5,950   $ 5,368






* Less than 1% of total sales

- ------------------------------------------------------------------------






                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                  Form 10-K

                                ANNUAL REPORT

                                     OF

                            MILLIPORE CORPORATION

                 For the Fiscal Year Ended December 31, 1993



                              ****************


                                  EXHIBITS


                              ****************






- ----------------------------------------------------------------

                              INDEX TO EXHIBITS



   Exhibit No.          Description                  Tab No.


        (10)        Executive "Sales of Business"      1
                    Incentive Termination
                    Agreements (2)

        (11)        Computation of Per Share Earnings  2

        (13)        Annual Report to Shareholders,
                    December 31, 1993                  3

        (21)        Subsidiaries of Millipore          4

        (23)        Consents of Experts
                    (see page 21 hereto)

        (24)        Power of Attorney                  5