Form 10-Q
period 1994-03-31
MILLIPORE CORP
filed 1994-05-16
CIK 66479

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1994

                                     OR

           (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                for the transition period from            to

                  For Quarter Ended  Commission File Number

                        March 31, 1994   0-1052

                                   Millipore Corporation
           (Exact name of registrant as specified in its charter)

         Massachusetts
(State or other jurisdiction of
incorporation or organization)

80 Ashby Road
Bedford, Massachusetts
(Address of principal executive
offices)


                   04-2170233
(I.R.S. Employer Identification No.)

                  01730
              (Zip Code)

Registrant's telephone number, include area code    (617) 275-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes    X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1994: 28,315,416

                            MILLIPORE CORPORATION




                                    INDEX

                                                  Page No.
Part I.   Financial Information:

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets --
             March 31, 1994 and December 31, 1993     2

          Consolidated Statements of
             Income -- Three Months Ended
              March 31, 1994 and 1993                 3

          Consolidated Statements of
             Cash Flows -- Three Months Ended
             March 31, 1994 and 1993                  4

          Notes to Consolidated Condensed
             Financial Statements                   5-6

Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                            7

Part II.  Other Information                           8

          Signatures                                  9

          Exhibit Index                              10

                            MILLIPORE CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)



                                         March 31,     December 31,
                                          1994            1993
     ASSETS                             (Unaudited)

Current assets
  Cash                              $     1,146     $    2,140
  Short-term investments                 22,598         38,502
  Accounts receivable, net              112,490         99,655
  Inventories
     Raw materials                       21,611         18,782
     Work in process                      8,863          7,852
     Finished goods                      42,297         38,553
                                         72,771         65,187
  Other current assets                   16,064         12,790
  Net current assets of
   discontinued operations              139,063        138,687
Total current assets                    364,132        356,961
Property, plant and equipment, net of
  accumulated depreciation of $171,739
  in 1994 and $163,071 in 1993          196,578        194,895
Intangible assets                         2,646          2,769
Other assets                             56,809         52,141
Net long-term assets of
discontinued operations                  98,670         99,647

Total assets                           $718,835       $706,413

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable and current portion of
     long-term debt                   $  41,711        $51,420
  Accounts payable and accrued expenses  53,597         57,505
  Dividends payable                       3,922          3,921
  Accrued retirement plan contributions   2,284          6,356
  Accrued and deferred income taxes
  payable                                 6,523          4,894
Total current liabilities               108,037        124,096


Long-term debt                          102,920        102,047
Other liabilities                        20,334         19,116
Shareholders' equity
  Common stock                           28,344         28,344
  Additional paid-in capital             16,803         16,803
  Retained earnings                     445,298        434,988
  Translation adjustments               (1,910)        (7,624)
                                        488,535        472,511
  Less:Treasury stock, at cost, 28,937
  shares in 1994 and 341,273 in 1993       (991)       (11,357)
Total shareholders' equity              487,544        461,154

Total liabilities and
shareholders' equity                   $718,835       $706,413


  The accompanying notes are an integral part of the consolidated condensed financial statements.

                            MILLIPORE CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share data)
                                 (Unaudited)




                                    Three Months Ended
                                        March 31,

                                    1994           1993

Net sales                       $118,959       $105,189
Cost of sales                     51,265         45,140

  Gross profit                    67,694         60,049

Selling, general &
 administrative expenses          38,109         36,555
Research & development
 expenses                          8,558          8,587

  Operating income                21,027         14,907

Interest expense, net              1,293          2,217
Income from continuing operations before
  income taxes                    19,734         12,690

Provision for income taxes         4,440          2,855

Income from continuing operations 15,294          9,835
Loss from discontinued operations      -         (9,083)

Net income                      $ 15,294     $      752

Net income per common share
  From continuing operations   $     0.54   $       0.35
  Net income                   $     0.54   $       0.03
Cash dividends declared
 per common share              $     0.14   $       0.13

Weighted average common
 shares                           28,123         27,983







  The accompanying notes are an integral part of the consolidated condensed financial statements.

                            MILLIPORE CORPORATION
                         CONSOLIDATED STATEMENTS OF
                                 CASH FLOWS
                               (In thousands)
                                 (Unaudited)


                                                Three Months Ended
                                                    March 31,

                                                1994          1993
Cash Flows From Operating Activities:
Net income                                  $ 15,294       $  752
Adjustments to reconcile net income to net
 cash provided:
 Net loss from discontinued operations             -        9,083
 Depreciation and amortization                 6,047        6,465
 Deferred income tax provision                 (500)        1,000
 Change in operating assets and liabilities:
   (Increase) in accounts receivable         (7,988)      (1,198)
(Increase) decrease in inventories           (5,205)        2,743
   (Increase) in other current assets        (3,087)      (2,065)
   Decrease in other assets                    2,255        2,020
   Increase (decrease) in accounts
    payable and accrued expenses                   91      (2,521)
   (Decrease) in accrued retirement
    plan contributions                        (4,122)      (2,530)
   Increase in accrued income taxes            1,173          299
   Other                                     (2,693)      (3,318)
 Net cash provided by continuing operations    1,265       10,730
 Net cash provided by discontinued operations  7,573        3,827
Net cash provided by operating activities      8,838       14,557

Cash Flows From Investing Activities:
Additions to property, plant, and equipment   (4,158)      (7,020)
Net investing activities of discontinued
 operations                                  (2,136)      (2,282)
Net cash used in investing activities        (6,294)      (9,302)

Cash Flows From Financing Activities:
Treasury stock acquired                        (463)            -
Issuance of treasury stock under stock plans   9,767          313
Cash paid to extinguish long-term debt       (5,088)            -
Cash paid to close out foreign currency swap(10,287)            -
Net change in short-term debt               (12,001)      (3,044)
Net change in long-term debt                     797         (22)
Dividends Paid                               (3,921)      (3,636)

Net cash used for financing activities      (21,196)      (6,389)

Effect of foreign exchange rates on cash and
 short-term investments                        1,754        (124)
Net decrease in cash and
short-term investments                       (16,898)     (1,258)
Cash and short-term investments on January 1  40,642       70,451
Cash and short-term investments on March 31 $ 23,744     $ 69,193
Interest Paid                              $   3,480    $   5,172
Taxes Paid                                 $   3,716    $   2,524



       The accompanying notes are an integral part of the consolidated condensed financial statements.

                            MILLIPORE CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (in thousands)

1.The  accompanying  unaudited  consolidated condensed  financial  statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit certain information and disclosures normally included in financial statements. These financial statements, which in the opinion of management reflect all adjustments necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The accompanying unaudited consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

2.As  discussed in Note B to the December 31, 1993 Annual Report, on November
  11, 1993, the Company's Board of Directors approved a plan to divest operations of the Company's Instrumentation Divisions, which serve primarily the chromatography and bioscience markets. The operating results of these businesses through November 11, 1993 have been classified as discontinued operations in the Company's financial statements. The operating results of these businesses from November 11, 1993 to the date of the divestiture will be deferred until the divestiture is completed. The Company expects to realize a net gain in 1994 upon the sale of these businesses. Net current and long-term assets of discontinued operations consist primarily of accounts receivable, inventory, property, plant and equipment, intangibles, and accounts payable, and have been classified separately in the accompanying consolidated balance sheets.

  On April 4, 1994, the Company entered into a purchase and sale agreement for the sale of the net assets of its Waters Chromatography Division to Waters Holdings Inc., a corporation owned equally by AEA Investors, Inc. and Bain Capital, Inc.

3.As  discussed  in  Note I to the December 31, 1993 Annual  Report,  Eastern
  Enterprises and its subsidiary, Ionpure Technologies Corporation filed a suit against the Company alleging misrepresentations made in conjunction with its 1989 purchase of the Company's Process Water Division. The Company believes that it has adequate and complete defenses to this lawsuit. Although the Company is unable to predict with certainty the outcome of this litigation, its ultimate disposition is not expected to have a material adverse effect on the Company's financial condition.

4.Certain reclassifications have been made to the 1993 financial statements to conform to the 1994 presentation.

                            MILLIPORE CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (in thousands)




5.As discussed in Note F to the December 31, 1993 Annual Report, the Company entered into an agreement in the fourth quarter of 1993 to retire its $100,000 notes payable bearing interest at
  9.2 percent before their call date of March 30, 1995. Accordingly, the Company recorded an extraordinary charge of $5,906 ($3,544 net of income taxes) in December , 1993 to reflect the cost of extinguishing the notes. In March, 1994, the Company retired the notes and simultaneously issued
  $100,000 of 6.78% notes due in 2004. Interest on the new notes is payable semi-annually beginning in September, 1994.

  At the same time as the issuance of the $100,000 9.2 percent bearing notes described above, the Company partially hedged its Japanese yen net asset exposure by entering into a currency swap by exchanging $80,000 of dollar debt service obligations for 9,936,000 of yen obligations. The yen obligations bore a 5.27 percent interest rate and matured in 1995. The effects of foreign currency exchange rate fluctuations resulting from this swap were reflected each reporting period in translation adjustment and transaction gains/losses. The unrealized loss on this swap of $8,833 at December 31, 1993 was included in other assets in the Company's balance sheet.

  In January, 1994, the Company closed out its yen denominated currency swap and simultaneously exchanged $80,000 of dollar debt service obligations for a yen denominated obligation of 8,760,000 yen, which bears interest at a rate of 4.49 percent. The swap matures in 2004. The Company paid $10,287 in cash to close out the old swap. The cash payment represented the cumulative effect of the foreign currency rate fluctuations over the life of the swap.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Sales for the first quarter of 1994 increased 13 percent compared to sales for the first quarter of 1993, with improved performance in all of the Company's key markets and geographic areas. Sales were particularly strong, up 25 percent, for products and systems used in manufacturing applications. This was fueled by continued growth in two of the Company's major markets, the pharmaceutical/biotechnology and electronics/industrial markets. Sales to the laboratory/research market grew modestly in the first quarter of 1994, highlighted by strong growth in sales of laboratory water systems. All geographic areas showed improvement during the quarter. Although foreign currency fluctuations had no impact on the Company's reported sales growth, they were a major factor in the reported sales growth within specific geographies, positively impacting the Asia/Pacific region while negatively impacting Europe. Sales growth by geography is summarized as follows:

                Sales growth rates       Sales growth rates
            measured in local currenciesmeasured in U.S. dollars

Americas               13%                     13%
Europe                  8%                      3%
Asia/Pacific           17%                     26%
                       13%                     13%

Gross margins decreased slightly during the first quarter of 1994 to 56.9 percent as compared to 57.1 percent in the first quarter of 1993 primarily due to manufacturing inefficiencies. The increase in operating expenses in the first quarter of 1994 as compared to the first quarter of 1993 was limited as management continued to analyze the significant business divestiture activities taking place and the resulting required level of infrastructure spending to support the ongoing businesses. Net interest expense in the first quarter decreased 42 percent compared to the first quarter of 1993, primarily due to a lower interest rate on the Company's refinanced long-term $100 million notes payable as well as an overall lower level of short-term borrowings. The Company's effective income tax rate for 1994 is 22.5 percent, consistent with the full year effective rate in 1993.

The Company generated $1.3 million of cash from continuing operations in the first quarter of 1994 compared to $10.7 million in the first quarter of 1993. The primary reason for the decline in cash generated from operations was an increase in inventories of approximately $5.2 million in the first quarter of 1994 compared to a decrease in inventories of $2.7 million in the first quarter of 1993. Property, plant and equipment expenditures in the first quarter of 1994 were lower than those for the comparable period in 1993, a first quarter trend consistent with operating spending. During the first quarter of 1994, the Company paid a total of $15.4 million in non-recurring financing related transactions; $5.1 million was used to pre-pay the
Company's $100 million notes payable due in 1998, while $10.3 million was used to close out the Company's yen currency swap. These non-recurring payments were partially offset by $9.8 million of cash generated from stock options exercised by employees. Demand for shares of the Company's common stock in the first quarter under employee stock plans was satisfied by issuing shares held in treasury. The Company did not purchase any of its shares in the open market during the first quarter due to restrictions resulting from the divestiture process. The Company plans to purchase shares starting in the second quarter to meet its anticipated demand for stock under its employee stock plans.

                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

      a. Exhibits - See Exhibit Index on the page immediately preceding exhibits.

      b. Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended March 31, 1994.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Millipore Corporation
                              Registrant



                              /s/Michael P. Carroll
Date                          Michael P. Carroll
May 16, 1994                  Vice President, Chief Financial Officer and
                              Treasurer

                                EXHIBIT INDEX

Exhibit Number          Document                        Page

         10             Purchase and Sale Agreement