Form 10-K/A
period 1993-12-31
MILLIPORE CORP
filed 1994-06-29
CIK 66479

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-K/A
                                Amendment #1

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

                     DOCUMENTS INCORPORATED BY REFERENCE
     Document                           Incorporated into Form 10K
1993 Annual Report to Shareholders           Parts I and II
(pages 33-51 only)

Definitive Proxy Statement                   Part III
dated March 18, 1994

                                 SIGNATURES

     Pursuant to the requirements of Section 12b-15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment #1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                              MILLIPORE CORPORATION
                              Geoffrey Nunes


                              By  /s/ Geoffrey Nunes
                                Senior Vice President

Dated: June 28, 1994

                              INDEX TO EXHIBITS



   Exhibit No.          Description                  Tab No.


        (10)   Executive "Sales of Business"     1-Enclosed
               Incentive Termination
               Agreements (2)

        (11)   Computation of Per Share Earnings 2-Previously
                                                   Submitted
        (13)   Annual Report to Shareholders,
               December 31, 1993                 3-Previously
                                                   Submitted

        (21)   Subsidiaries of Millipore         4-Previously
                                                   Submitted
        (23)   Consents of Experts
               (see page 21 hereto)

        (24)   Power of Attorney                 5-Previously
                                                   Submitted