Form 10-Q
period 1994-06-30
MILLIPORE CORP
filed 1994-08-15
CIK 66479

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1994

                                     OR

           (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                for the transition period from            to

                  For Quarter Ended  Commission File Number

                     June 30, 1994           0-1052

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

       Yes    X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1994: 28,381,370

                            MILLIPORE CORPORATION




                                    INDEX

                                                  Page No.
Part I.   Financial Information:

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets --
             June 30, 1994 and December 31, 1993      2

          Consolidated Statements of
             Income -- Three Months and Six Months
             Ended June 30, 1994 and 1993             3

          Consolidated Statements of
             Cash Flows -- Six Months Ended
             June 30, 1994 and 1993                   4

          Notes to Consolidated Condensed
             Financial Statements                   5-6

Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                            7

Part II.  Other Information                           8

          Signatures                                  9

                            MILLIPORE CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)



                                         June 30,      December 31,
                                           1994          1993
     ASSETS                            (Unaudited)

Current assets
  Cash                              $     2,036     $    2,140
  Short-term investments                 18,472         38,502
  Accounts receivable, net              123,496         99,655
  Inventories
     Raw materials                       21,432         18,782
     Work in process                      9,306          7,852
     Finished goods                      45,205         38,553
                                         75,943         65,187
  Other current assets                    8,730         12,790
  Net current assets of discontinued
     operations                         146,647        138,687
Total current assets                    375,324        356,961
Property, plant and equipment, net of
  accumulated depreciation of $176,464
  in 1994 and $163,071 in 1993          197,299        194,895
Intangible assets                         2,549          2,769
Other assets                             48,048         52,141
Net long-term assets of discontinued
  operations                            100,428         99,647

Total asset                            $723,648       $706,413

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable and current portion of
     long-term debt                   $  26,098        $51,420
  Accounts payable and accrued expenses  52,785         57,505
  Dividends payable                       4,253          3,921
  Accrued retirement plan contributions   3,005          6,356
  Accrued and deferred income
     taxes payable                       10,324          4,894
Total current liabilities                96,465        124,096


Long-term debt                          102,061        102,047
Other liabilities                        18,257         19,116
Shareholders' equity
  Common stock                           28,494         28,344
  Additional paid-in capital             24,003         16,803
  Retained earnings                     455,307        434,988
  Translation adjustments                 5,003        (7,624)
                                        512,807        472,511
  Less: Treasury stock, at cost, 112,983
  shares in 1994 and 341,273 in 1993     (5,942)       (11,357)
Total shareholders' equity              506,865        461,154

Total liabilities and
  shareholders' equity                 $723,648       $706,413


  The accompanying notes are an integral part of the consolidated condensed financial statements.

                            MILLIPORE CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share data)
                                 (Unaudited)




                           Three Months Ended        Six Months Ended
                                June 30,                  June 30,

                               1994     1993            1994    1993

Net sales                  $124,690  $ 114,613        $243,649 $ 219,802
Cost of sales                52,910     49,271         104,175    94,411

  Gross profit               71,780     65,342         139,474   125,391

Selling, general &
 administrative expenses     39,456     36,946          77,565    73,501
Research & development
 expenses                     8,446      9,010          17,004    17,597

  Operating income           23,878     19,386          44,905    34,293

Interest expense, net         1,204      2,083           2,497     4,300

Income from continuing operations before
  income taxes               22,674     17,303          42,408    29,993

Provision for income taxes    5,102      3,893           9,542     6,748

Income from continuing
   operations                17,572     13,410          32,866    23,245
Loss from discontinued
   operations                     -       (579)              -    (9,662)

Net income                $  17,572 $   12,831         $32,866 $   13,583

Net income per common share
  From continuing operations$  0.62 $    0.48          $   1.16 $    0.83
  Net income                $  0.62 $    0.46          $   1.16 $    0.49
Cash dividends declared
 per common share           $  0.15 $    0.14          $   0.29 $    0.27

Weighted average common
 shares                      28,388    27,946            28,256    27,964







  The accompanying notes are an integral part of the consolidated condensed financial statements.

                            MILLIPORE CORPORATION
                         CONSOLIDATED STATEMENTS OF
                                 CASH FLOWS
                               (In thousands)
                                 (Unaudited)


                                          Six Months Ended
                                              June 30,

                                             1994      1993
Cash Flows From Operating Activities:
Net income                                $ 32,866     $ 13,583
Adjustments to reconcile net income to net
 cash provided:
 Net loss from discontinued operations           -        9,662
 Depreciation and amortization               13,845      13,612
 Deferred income tax provision               (1,000)      2,000
 Change in operating assets and liabilities:
   (Increase) in accounts receivable        (15,220)     (6,228)
   (Increase) decrease in inventories        (6,193)      5,159
   (Increase) in other current assets        (1,977)     (3,438)
   Decrease (increase) in other assets         (573)     (2,623)
   (Decrease) in accounts payable and accrued
    expenses                                 (2,115)     (5,282)
   (Decrease) in accrued retirement plan
     contributions                           (3,484)     (2,045)
   Increase in accrued income taxes           4,145       2,062
   Income tax refund received                14,035           -
   Other                                     (1,887)     (1,474)
 Net cash provided by continuing operations  32,442      24,988
 Net cash provided by discontinued operations 2,798       9,153
Net cash provided by operating activities    35,240      34,141

Cash Flows From Investing Activities:
Additions to property, plant, and equipment  (9,911)    (13,609)
Net investing activities of discontinued
   operations                                (4,703)     (3,712)
Net cash used in investing activities       (14,614)    (17,321)

Cash Flows From Financing Activities:
Treasury stock acquired                     (15,804)     (3,034)
Issuance of treasury stock under stock plans 16,905         630
Cash paid to extinguish long-term debt       (5,088)          -
Common stock issued                           7,350           -
Cash paid to close out foreign currency swap(10,287)          -
Net change in short-term debt               (28,375)    (15,428)
Net change in long-term debt                    (92)        (68)
Dividends Paid                               (7,844)     (7,281)

Net cash used for financing activities      (43,235)    (25,181)

Effect of foreign exchange rates on cash and
 short-term investments                        2,475     (1,455)
Net decrease in cash and
   short-term investments                    (20,134)    (9,816)
Cash and short-term investments on January 1  40,642     70,451
Cash and short-term investments on June 30  $ 20,508   $ 60,635
Interest Paid                               $  4,343   $  4,588
Taxes Paid                                  $  8,199   $  5,005

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

2.As  discussed in Note B to the December 31, 1993 Annual Report, on November
  11, 1993, the Company's Board of Director's approved a plan to divest operations of the Company's Instrumentation Divisions, which serve primarily the chromatography and bioscience markets. The operating results of these businesses through November 11, 1993 have been classified as discontinued operations in the Company's financial statements. The operating results of these businesses from November 11, 1993 to the date of the divestiture will be deferred until the divestiture is completed. The Company expects to realize a net gain in 1994 upon the sale of these businesses. Net current and long-term assets of discontinued operations consist primarily of accounts receivable, inventory, property, plant and equipment, intangibles, and accounts payable, and have been classified separately in the accompanying consolidated balance sheets.

  On April 4, 1994, the Company entered into a purchase and sale agreement for the sale of the net assets of its Waters Chromatography Division to Waters Holdings Inc., a corporation owned equally by AEA Investors, Inc. and Bain Capital, Inc.

  On July 14, 1994, the Company announced that it had finalized an asset purchase and sale agreement for the sale of the business and certain net assets of its Biosearch division to PerSeptive Biosystems, Inc.

  The Company expects to complete the sale of both divisions by the end of August, 1994.

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

                            MILLIPORE CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (in thousands)




5.As discussed in Note F to the December 31, 1993 Annual Report, the Company entered into an agreement in the fourth quarter of 1993 to retire its $100,000 notes payable bearing interest at
  9.2 percent before their call date of March 30, 1995. Accordingly, the Company recorded an extraordinary charge of $5,906 ($3,544 net of income taxes) in December, 1993 to reflect the cost of extinguishing the notes. In March, 1994, the Company retired the notes and simultaneously issued
  $100,000 of 6.78% notes due in 2004. Interest on the new notes is payable semi-annually beginning in September, 1994.

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Sales for the second quarter of 1994 increased 9 percent compared to sales for the second quarter of 1993. For the first six months of 1994, sales increased 11 percent over the same period in 1993. For the quarter, sales were particularly strong, up 15 percent, for products and systems used in manufacturing applications, led by sales to microelectronics customers. Sales to the laboratory/research market, however continued to grow modestly in the second quarter of 1994. By geography, sales growth continued to be strong in the Asia/Pacific region, with particularly strong growth in Korea, in the second quarter. Sales growth in both the Americas and Europe was more modest in the second quarter of 1994 than in the first quarter. Although foreign currency fluctuations had no impact on the Company's reported sales growth, they were a factor in the reported sales growth within specific geographies, positively impacting the Asia/Pacific region while negatively impacting Europe. Sales growth by geography is summarized as follows:

                Sales growth rates              Sales growth rates
            measured in local currencies      measured in U.S. dollars
           3 months ended  Six months ended   3 months ended  Six months ended
                 6/30/94     6/30/94             6/30/94           6/30/94

Americas            5%         9%                   5%                9%
Europe              5%         7%                   2%                3%
Asia/Pacific       17%        17%                  20%               23%
                    9%        11%                   9%               11%

Gross margins increased slightly during the second quarter of 1994 to 57.6 percent as compared to 57.0 percent in the second quarter of 1993. Gross margins for the first six months of 1994 improved slightly over the first six months of 1993. The increase in operating expenses in the second quarter of 1994, as well as in the first six months, as compared to 1993 has been limited as management continued to analyze the significant business divestiture activities taking place and the resulting required level of infrastructure spending to support the ongoing businesses. Net interest expense decreased 42 percent in the second quarter and first six months of 1994 compared to 1993, primarily due to a lower interest rate on the Company's refinanced long-term $100 million notes payable as well as an overall lower level of short-term borrowings. The Company's effective income tax rate for 1994 is 22.5 percent, consistent with the full year effective rate in 1993.

The Company generated $32.4 million of cash from continuing operations in the first six months of 1994 compared to $25.0 million during the same period in 1993. In addition to the increase in net income of $19.3 million year over year, the Company received a tax refund of $14.0 during the second quarter of 1994. This was offset by an increase in accounts receivable of $15.2 million in the first six months of 1994 compared to an increase of $6.2 million in 1993. Inventories increased $6.2 million in 1994 compared to a decrease in inventories of $5.2 million in 1993. Property, plant and equipment expenditures in the first six months of 1994 were lower than those for the comparable period in 1993. During the first six months of 1994, the Company paid a total of $15.4 million in non-recurring financing related transactions; $5.1 million was used to pre-pay the Company's $100 million notes payable due in 1998, while $10.3 million was used to close out the Company's yen currency swap. These non-recurring payments were partially offset by $16.9 million of cash generated from stock options exercised by employees.

                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

      b. Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended June 30, 1994.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Millipore Corporation
                              Registrant



August 15, 1994               /s/ Michael P. Carroll
Date                          Michael P. Carroll
                              Vice President, Chief Financial Officer and
                              Treasurer