Form 10-Q
period 1994-09-30
MILLIPORE CORP
filed 1994-11-15
CIK 66479

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994

                                     OR

           (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                for the transition period from            to

                  For Quarter Ended  Commission File Number

                        September 30, 1994   0-1052

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

       Yes    X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1994: 24,703,283

                            MILLIPORE CORPORATION




                                    INDEX

                                                  Page No.
Part I.   Financial Information:

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets --
             September 30, 1994 and December 31, 1993 2

          Consolidated Statements of
             Income -- Three Months and Nine Months
             Ended September 30, 1994 and 1993        3

          Consolidated Statements of
             Cash Flows -- Nine Months Ended
             September 30, 1994 and 1993              4

          Notes to Consolidated Condensed
             Financial Statements                   5-6

Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                            7

Part II.  Other Information                           8

          Signatures                                  9

                            MILLIPORE CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)



                                        September 30,  December 31,
                                            1994            1993
     ASSETS                         (Unaudited)

Current assets
  Cash                              $     3,323     $    2,140
  Short-term investments                 81,024         38,502
  Accounts receivable, trade            139,787        113,795
  Inventories
     Raw materials                       20,908         18,782
     Work in process                      8,750          7,852
     Finished goods                      46,204         38,553
                                         75,862         65,187
  Other current assets                    7,474         12,790
  Receivables arising from sale of
      businesses                         34,240              -
  Net current assets of discontinued
      operations                              -        138,687
Total current assets                    341,710        371,101
Property, plant and equipment, net of
  accumulated depreciation of $174,490
  in 1994 and $163,071 in 1993          198,881        194,895
Intangible assets                         5,318          2,769
Other assets                             63,278         52,141
Net long-term assets of discontinued
      operations                              -         99,647

Total assets                           $609,187       $720,553

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable and current portion of
     long-term debt                   $  23,261        $65,560
  Accounts payable and accrued expenses  66,271         57,505
  Accrued divestiture costs              40,000              -
  Dividends payable                       3,705          3,921
  Accrued retirement plan contributions   4,818          6,356
  Accrued and deferred income taxes
      payable                            11,532          4,894
Total current liabilities               149,587        138,236


Long-term debt                          100,295        102,047
Other liabilities                        19,166         19,116
Accrued divestiture costs                29,000              -
Shareholders' equity
  Common stock                           28,494         28,344
  Additional paid-in capital             23,603         16,803
  Retained earnings                     467,204        434,988
  Translation adjustments                 8,778        (7,624)
                                        528,079        472,511
  Less:Treasury stock, at cost, 3,791
  shares in 1994 and 341 in 1993       (216,940)       (11,357)
Total shareholders' equity              311,139        461,154

Total liabilities and shareholders'
    equity                             $609,187       $720,553

  The accompanying notes are an integral part of the consolidated condensed financial statements.

                            MILLIPORE CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share data)
                                 (Unaudited)




                           Three Months Ended Nine Months Ended
                             September 30,      September 30,

                               1994     1993      1994    1993

Net sales                  $123,551 $ 111,854  $367,200 $331,656
Cost of sales                53,114    49,587   157,289  143,998

  Gross profit               70,437    62,267   209,911  187,658

Selling, general &
 administrative expenses     40,181    36,424   117,746  109,925
Research & development
 expenses                     8,367     8,652    25,371   26,249

  Operating income           21,889    17,191    66,794   51,484

Interest income               1,976     1,047     3,254    3,184
Interest expense             (1,714)   (3,015)   (5,489)  (9,452)
Income from continuing operations before
  income taxes               22,151    15,223    64,559   45,216

Provision for income taxes    4,984     3,425    14,526   10,173

Income from continuing
    operations               17,167    11,798    50,033   35,043

Discontinued operations

  Loss from discontinued
    operations                    -    (1,189)        -  (10,851)
  Net gain on disposal of
    discontinued operations   5,000         -     5,000        -

Net income                  $22,167   $10,609   $55,033  $24,192

Net income per common share
  From continuing operations$  0.61   $  0.42   $  1.77  $  1.25
  Net income                $  0.79   $  0.38   $  1.95  $  0.87
Cash dividends declared
 per common share           $  0.15   $  0.14   $  0.44  $  0.41

Weighted average common
 shares                      28,155    27,921    28,250   27,950







  The accompanying notes are an integral part of the consolidated condensed financial statements.

                            MILLIPORE CORPORATION
                         CONSOLIDATED STATEMENTS OF
                                 CASH FLOWS
                               (In thousands)
                                 (Unaudited)
                                         Nine Months Ended
                                           September 30,
                                             1994      1993
Cash Flows From Operating Activities:
Net income                             $ 55,033   $ 24,192
Adjustments to reconcile net income to net
 cash provided:
 Net loss from discontinued operations        -     10,851
 Net gain on disposal of discontinued
    operations                           (5,000)         -
 Depreciation and amortization           20,781     17,827
 Deferred income tax provision           (1,000)     3,000
 Change in operating assets and liabilities:
   (Increase) in accounts receivable    (14,495)    (9,871)
   (Increase) decrease in inventories    (5,591)      4,151
   (Increase) in other current assets      (602)    (3,407)
   (Increase) in other assets           (11,103)    (1,915)
   Increase in accounts payable and accrued
    expenses                              4,706      2,805
   (Decrease) in accrued retirement plan
       contributions                     (1,437)      (846)
   Increase in accrued income taxes       5,153         58
   Income tax refund received            14,035          -
   Other                                 (3,262)    (2,301)
 Net cash provided by continuing
     operations                          57,218     44,544
 Net cash provided by discontinued
     operations                               -      2,053
 Net cash provided by operating
     activities                          57,218     46,597


Cash Flows From Investing Activities:
Net proceeds from sales of businesses   281,138          -
Additions to property, plant and        (14,436)   (18,696)
    equipment, net
Net cash provided by (used in) investing
    activities                          266,702    (18,696)


Cash Flows From Financing Activities:
Treasury stock acquired                (245,828)    (3,034)
Issuance of treasury stock under stock
     plans                               28,915      1,426
Cash paid to extinguish long-term debt   (5,088)         -
Common stock issued                       7,350          -
Cash paid to close out foreign currency
     swap                               (10,287)         -
Net change in short-term debt           (44,628)   (38,119)
Net change in long-term debt             (1,752)      (229)
Dividends Paid                          (12,097)   (11,194)
Net cash used for financing activities (283,415)   (51,150)
Effect of foreign exchange rates on cash and
 short-term investments                   3,200     (1,485)
Net increase (decrease) in cash and short-term investments
                                         43,705    (24,734)
Cash and short-term investments on
    January 1                            40,642     70,451
Cash and short-term investments on
    September 30                       $ 84,347  $  45,717
Interest Paid                         $  10,255   $ 10,479
Taxes Paid                            $  20,952   $ 11,455
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

2.As  discussed in Note B to the December 31, 1993 Annual Report, on November
  11,  1993,  the  Company's Board of Director's approved a  plan  to  divest operations of the Company's Instrumentation Divisions, which served primarily chromatography and bioscience markets. Accordingly, the operating results of these businesses through November 11, 1993 were reclassified as discontinued operations in the Company's 1993 financial statements. On August 18, 1994, the Company sold its Waters Chromatography Division to Waters Holdings, Inc. for $330,000 in cash and $10,000 of stock. On August 23, 1994, the Company sold certain assets of its non-membrane bioscience business (Biosearch) to PerSeptive BioSystems, Inc. for $10,000 in cash and 4,000 shares of preferred stock redeemable in four equal annual installments of $10,000. Both sales were recorded in the third quarter of 1994 and resulted in a pre-tax gain of $8,333 ($5,000 or $0.18 per share net of income taxes) which included estimated costs to be incurred in connection with the divestitures as well as pre-tax operating losses of $4,189 generated by the Instrumentation Divisions from November 11, 1993 through the completion of the divestitures.

  The Company netted approximately $281,000 in cash proceeds in the third quarter of 1994. In accordance with each respective sales agreement, the
  Company retained and will collect certain customer accounts receivable balances generated from sales of Instrumentation Division products prior to the completion of the divestitures; such balances were applied against the cash proceeds specified in the sales agreements. These amounts, along with the $10,000 installment due in September 1995 from PerSeptive BioSystems, Inc. which has been recorded at its estimated fair market value, have been classified in Receivables Arising from Sales of Businesses in the accompanying consolidated balance sheets. The remaining stock related proceeds have been recorded at their estimated fair market value and are included in Other assets in the accompanying consolidated balance sheets.

  Accruals associated with the divestitures consist primarily of costs to be incurred in providing future general and administrative support services for the divested businesses as specified in the sales agreements, costs associated with abandoning facilities operated under long-term leases, and employee termination costs. These accruals have been separately classified in both current and long-term liabilities in the consolidated balance sheets based on management's estimates of when such liabilities will be settled.

3.On  August  24, 1994, the Company initiated a Dutch Auction Self-Tender  to repurchase up to 3,500 shares of common stock. The tender offer expired on September 22, 1994, at which time the Company elected to increase the number of shares to 3,771. All tendered shares were repurchased on September 29, 1994 at $57.25 per share and are classified as Treasury Stock in the accompanying consolidated balances sheets.

                            MILLIPORE CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (in thousands)



4.As discussed in Note I to the December 31, 1993 Annual Report,
  Eastern Enterprises and its subsidiary, Ionpure Technologies Corporation filed a suit against the Company alleging misrepresentations made in conjunction with its 1989 purchase of the Company's Process Water Division. The Company believes that it has adequate and complete defenses to this lawsuit. Although the Company is unable to predict with certainty the outcome of this litigation, its ultimate disposition is not expected to have a material adverse effect on the Company's financial condition.

5.As discussed in Note F to the December 31, 1993 Annual Report, the Company entered into an agreement in the fourth quarter of 1993 to retire its $100,000 notes payable bearing interest at
  9.2 percent before their call date of March 30, 1995. Accordingly, the Company recorded an extraordinary charge of $5,906 ($3,544 net of income taxes) in December, 1993 to reflect the cost of extinguishing the notes. In March, 1994, the Company retired the notes and simultaneously issued $100,000 of 6.78 percent notes due in 2004. Interest on the new notes is payable semi-annually beginning in September, 1994.

  At the same time as the issuance of the $100,000 notes bearing interest at 9.2 percent described above, the Company partially hedged its Japanese yen net asset exposure by entering into a currency swap by exchanging $80,000 of dollar debt service obligations for 9,936,000 of yen obligations. The yen obligations bore a 5.27 percent interest rate and matured in 1995. The effects of foreign currency exchange rate fluctuations resulting from this swap were reflected each reporting period in translation adjustment and transaction gains/losses. The unrealized loss on this swap of $8,833 at December 31, 1993 was accounted for in other assets in the Company's balance sheet.

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

6.Certain reclassifications have been made to the 1993 financial statements to conform to the 1994 presentation.



                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Sales for the third quarter of 1994 increased 11 percent compared to sales for the third quarter of 1993. For the first nine months of 1994, sales also increased 11 percent over the same period in 1993. For the quarter, sales were up 15 percent for products and systems used in manufacturing applications, led by sales to microelectronics customers. Sales to the laboratory/research market grew 7 percent in the quarter. By geography, sales growth in the Asia/Pacific region was 20 percent in the third quarter, with continued strong growth in Korea. Sales growth in Europe, aided in large part by a weaker dollar, grew 13 percent, while sales in the Americas region grew 2 percent in the quarter. Foreign currency fluctuations increased reported sales growth by 4 points for the quarter, and 1 point for the first nine months. Sales growth by geography is summarized as follows:

                Sales growth rates         Sales growth rates
            measured in local currenciesmeasured in U.S. dollars
             3 months ended9 months ended3 months ended9 months ended
                 9/30/94   9/30/94       9/30/94    9/30/94

Americas            2%         7%            2%         7%
Europe              5%         6%           13%         6%
Asia/Pacific       16%        17%           20%        22%
                    7%        10%           11%        11%

Gross margins increased during the third quarter of 1994 to 57.0 percent as compared to 55.7 percent in the third quarter of 1993. Gross margins for the first nine months of 1994 have improved slightly over the first nine months of 1993. The percentage increase in operating expenses in the third quarter of 1994 was higher than the percentage increase in the first two quarters of 1994 as the Company continues to fund programs designed to fuel future sales growth. The Company generated approximately $1.6 million of non-recurring interest income in the third quarter of 1994 by investing the proceeds received from the sale of its Waters Chromatography Division. Excluding this non-recurring item, net interest expense for the first nine months of 1994 is lower than the comparable period in 1993, primarily due to a lower interest rate on the Company's refinanced long-term $100 million notes payable as well as an overall lower level of short-term borrowings. The Company's effective income tax rate on operations for 1994 is 22.5 percent, consistent with the full year effective rate in 1993.

The Company generated $57.2 million of cash from the operating activities of continuing operations in the first nine months of 1994 compared to $44.5 million during the same period in 1993. In addition to the increase in net income from continuing operations of $15.0 million period over period, the Company received a tax refund of $14.0 million in 1994. These sources of cash were partially offset by an increase in accounts receivable of $14.5 million in the first nine months of 1994 compared to an increase of $9.9 million in 1993. In addition, inventories increased $5.6 million in 1994 compared to a decrease in inventories of $4.2 million in 1993. Property, plant and equipment expenditures in the first nine months of 1994 were lower than those for the comparable period in 1993. During the first nine months of 1994, the Company paid a total of $15.4 million in non-recurring financing related transactions; $5.1 million was used to pre-pay the Company's $100 million notes payable due in 1998, while $10.3 million was used to close out the Company's yen currency swap.

In addition, the Company collected $281.0 million of net proceeds from the sale of its Waters Chromatography and BioScience Divisions in the third quarter of 1994. The Company spent approximately $216.0 million from the net proceeds to buy back shares of its common stock in a Dutch Auction Self-Tender. The Company intends to continue to make open market share repurchases and has allocated $100 million for this program.
                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

      b. Reports on Form 8-K

      The Company filed a report on Form 8-K which reported the following items:

         On August 18th, 1994, the Company finalized the sale of the net assets of its Waters Chromatography division to Waters Holdings, Inc.

         On August 23, 1994, the Company announced that it had completed the sale of its Biosearch division to PerSeptive BioSystems, Inc.

         On August 24, 1994, the Company announced that it would repurchase up to 3,500,000 shares of common stock through a Dutch auction.

      The following financial statements were also filed with the Form 8-K:

         Unaudited Pro Forma Condensed Consolidated Statement of Income of Millipore Corporation for the six months ended June 30, 1994 and the year ended December 31, 1993.

         Unaudited Pro Forma Condensed Consolidated Balance Sheet of Millipore Corporation as of June 30, 1994.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Millipore Corporation
                              Registrant



November 14, 1994
Date                          /S/Michael P. Carroll
                              Vice President, Chief Financial Officer and
                              Treasurer