Form 10-Q/A
period 1994-06-30
MILLIPORE CORP
filed 1994-11-16
CIK 66479

Form 10-Q/A
                                Amendment #1

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

                                   Millipore Corporation
           (Exact name of registrant as specified in its charter)

         Massachusetts
(State or other jurisdiction of
incorporation or organization)

80 Ashby Road
Bedford, Massachusetts
(Address of principal executive
offices)


                   04-2170233
(I.R.S. Employer Identification No.)

                  01730
              (Zip Code)

                                   PART II

Item 4.  Submission of Matters to a Vote of Security Holders

(a.) The Annual Meeting of Shareholders of Millipore Corporation was held on April 21, 1994.

(b.) & (c.)  There were two matters voted upon at the annual meeting:  (1)
        the election of the Class 1 directors and (2) the adoption of the Amendments to the 1985 Combined Stock Option Plan to increase the shares available for grant of options; by 1,000,000 shares and to limit the number of shares available for options which may be granted to certain executive officers under the Plan. The following votes were tabulated:

        (1) Election of DirectorsNumber of Shares

                                For       Withheld

        John A. Gilmartin    22,482,013   194,414
        Mark Hoffman         22,494,823   181,604
        John F. Reno         22,464,507   211,920

        There were no abstentions or broker nonvotes. The following persons' terms of office as a director continued after the meeting:

        Samuel C. Butler
        Steven Muller
        James L. Vincent
        Charles D. Baker
        Gerald D. Laubach
        Thomas O. Pyle

        (2) Amendment of the 1985 Combined stock Option Plan   Number of
        Shares

        For                               20,928,253
        Against                            1,627,938
        Abstain                              120,236

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Millipore Corporation
                              Registrant



November 16, 1994
Date                          /S/Michael P. Carroll
                              Vice President, Chief Financial Officer and
                              Treasurer