Form 10-Q/A
period 1994-09-30
MILLIPORE CORP
filed 1995-02-17
CIK 66479

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

Item 2.   Management's Discussion and Analysis    Previously
             of Financial Condition and Results   Submitted
             of Operations

Part II.  Other Information                       Previously
                                                  Submitted

          Signatures                                  9

                            MILLIPORE CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)



                                       September 30,  December 31,
                                          1994            1993
     ASSETS                            (Unaudited)

Current assets
  Cash                              $     3,323     $    2,140
  Short-term investments                 81,024         38,502
  Accounts receivable, trade            139,787        113,795
  Inventories
     Raw materials                       20,908         18,782
     Work in process                      8,750          7,852
     Finished goods                      46,204         38,553
                                         75,862         65,187
  Other current assets                    7,474         12,790
  Receivables arising from sale of
       businesses                        24,240              -
  Net current assets of discontinued
       operations                             -        138,687
Total current assets                    331,710        371,101
Property, plant and equipment, net of
  accumulated depreciation of $174,490
  in 1994 and $163,071 in 1993          198,881        194,895
Intangible assets                         5,318          2,769
Other assets                             64,878         52,141
Net long-term assets of discontinued
    operations                                -         99,647

Total assets                           $600,787       $720,553

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable and current portion of
     long-term debt                   $  23,261        $65,560
  Accounts payable and accrued expenses  66,271         57,505
  Accrued divestiture costs              40,000              -
  Dividends payable                       3,705          3,921
  Accrued retirement plan contributions   4,818          6,356
  Accrued and deferred income taxes
     payable                             11,532          4,894
Total current liabilities               149,587        138,236


Long-term debt                          100,295        102,047
Other liabilities                        19,166         19,116
Accrued divestiture costs                29,000              -
Shareholders' equity
  Common stock                           28,494         28,344
  Additional paid-in capital             23,603         16,803
  Retained earnings                     458,804        434,988
  Translation adjustments                 8,778        (7,624)
                                        519,679        472,511
  Less:Treasury stock, at cost, 3,791
  shares in 1994 and 341 in 1993       (216,940)      (11,357)
Total shareholders' equity              302,739       461,154

Total liabilities and
    shareholders' equity               $600,787      $720,553

  The accompanying notes are an integral part of the consolidated condensed financial statements.

                            MILLIPORE CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share data)
                                 (Unaudited)




                           Three Months Ended Nine Months Ended
                             September 30,      September 30,

                               1994   1993      1994    1993

Net sales                  $123,551 $111,854  $367,200 $331,656
Cost of sales                53,114   49,587   157,289  143,998

  Gross profit               70,437   62,267   209,911  187,658

Selling, general &
 administrative expenses     40,181   36,424   117,746  109,925
Research & development
 expenses                     8,367    8,652    25,371   26,249

  Operating income           21,889   17,191    66,794   51,484

Interest income               1,976    1,047     3,254    3,184
Interest expense             (1,714)  (3,015)   (5,489)  (9,452)
Income from continuing operations before
  income taxes               22,151   15,223    64,559   45,216

Provision for income taxes    4,984    3,425    14,526   10,173

Income from continuing
    operations               17,167   11,798    50,033   35,043

Discontinued operations

  Loss from discontinued
      operations                  -  (1,189)         -  (10,851)
  Net loss on disposal of
     discontinued operations (3,400)       -    (3,400)       -

Net income                  $13,767 $10,609    $46,633  $24,192

Net income per common share
  From continuing operations$  0.61 $  0.42    $  1.77  $  1.25
  Net income                $  0.49 $  0.38    $  1.65  $  0.87
Cash dividends declared
 per common share           $  0.15 $  0.14    $  0.44  $  0.41

Weighted average common
 shares                      28,155  27,921     28,250   27,950







  The accompanying notes are an integral part of the consolidated condensed financial statements.

                            MILLIPORE CORPORATION
                         CONSOLIDATED STATEMENTS OF
                                 CASH FLOWS
                               (In thousands)
                                 (Unaudited)
                                         Nine Months Ended
                                           September 30,
                                              1994      1993
Cash Flows From Operating Activities:
Net income                                 $ 46,633   $ 24,192
Adjustments to reconcile net income to net
 cash provided:
 Net loss from discontinued operations            -     10,851
 Net loss on disposal of discontinued
    operations                                3,400          -
 Depreciation and amortization               20,781     17,827
 Deferred income tax provision               (1,000)     3,000
 Change in operating assets and liabilities:
   (Increase) in accounts receivable        (14,495)    (9,871)
   (Increase) decrease in inventories        (5,591)     4,151
   (Increase) in other current assets          (602)    (3,407)
   (Increase) in other assets               (11,103)    (1,915)
   Increase in accounts payable and accrued
    expenses                                  4,706      2,805
   (Decrease) in accrued retirement plan
       contributions                         (1,437)      (846)
   Increase in accrued income taxes           5,153         58
   Income tax refund received                14,035          -
   Other                                     (3,262)    (2,301)
 Net cash provided by continuing operations  57,218     44,544
 Net cash provided by discontinued operations     -      2,053
 Net cash provided by operating activities   57,218     46,597

Cash Flows from Investing Activities:
Net proceeds from sales of businesses       281,138          -
Additions to property, plant and equipment,
    net                                     (14,436)   (18,696)
Net cash provided by (used in) investing
    activities                              266,702    (18,696)

Cash Flows From Financing Activities:
Treasury stock acquired                    (245,828)    (3,034)
Issuance of treasury stock under stock
      plans                                  28,915      1,426
Cash paid to extinguish long-term debt       (5,088)         -
Common stock issued                           7,350          -
Cash paid to close out foreign currency swap(10,287)         -
Net change in short-term debt               (44,628)   (38,119)
Net change in long-term debt                 (1,752)      (229)
Dividends Paid                              (12,097)   (11,194)
Net cash used for financing activities     (283,415)   (51,150)
Effect of foreign exchange rates on cash and
 short-term investments                       3,200     (1,485)
Net increase (decrease) in cash and short-term investments
                                             43,705    (24,734)
Cash and short-term investments on January 1 40,642     70,451
Cash and short-term investments on
    September 30                           $ 84,347  $  45,717
Interest Paid                              $ 10,255  $  10,479
Taxes Paid                                 $ 20,952  $  11,455
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

2.As  discussed in Note B to the December 31, 1993 Annual Report, on November
  11,  1993,  the  Company's Board of Director's approved a  plan  to  divest operations of the Company's Instrumentation Divisions, which served primarily chromatography and bioscience markets. Accordingly, the operating results of these businesses through November 11, 1993 were reclassified as discontinued operations in the Company's 1993 financial statements. On August 18, 1994, the Company sold its Waters Chromatography Division to Waters Holdings, Inc. for $330,000 in cash and $10,000 of stock. On August 23, 1994, the Company sold certain assets of its non-membrane bioscience business (Biosearch) to PerSeptive BioSystems, Inc. for $10,000 in cash and four thousand shares of preferred stock redeemable in four equal annual installments of $10,000. The stock proceeds received from each sale have been recorded at their fair value at the date of receipt. Both sales were recorded in the third quarter of 1994 and resulted in a combined pre-tax loss of $5,667 ($3,400 or $0.13 per share net of income taxes) which included estimated costs to be incurred in connection with the divestitures as well as pre-tax operating losses of $4,189 generated by the Instrumentation Divisions from November 11, 1993 through the completion of the divestitures.

  The Company netted approximately $281,000 in cash proceeds in the third quarter of 1994. In accordance with each respective sales agreement, the Company retained and will collect certain customer accounts receivable balances generated from sales of Instrumentation Division products prior to the completion of the divestitures; such balances were applied against the cash proceeds specified in the sales agreements. These amounts have been classified in Receivables Arising from Sales of Businesses in the accompanying consolidated balance sheets.

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

                Sales growth rates         Sales growth rates
          measured in local currencies   measured in U.S. dollars
         3 months ended 9 months ended  3 months ended 9 months ended
              9/30/94      9/30/94         9/30/94         9/30/94

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

In addition, the Company collected $281.0 million of net proceeds from the sale of its Waters Chromatography and Bioscience Divisions in the third quarter of 1994. The Company spent approximately $216.0 million from the net proceeds +to buy back shares of its common stock in a Dutch Auction Self-Tender. The Company intends to continue to make open market share repurchases and has allocated $100 million for this program.
                         PART II - OTHER INFORMATION

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



                              Millipore Corporation
                              Registrant



February   , 1995             /S/
Date                          Michael P. Carroll
                              Vice President, Chief Financial Officer and
                              Treasurer