Form 10-K
period 1994-12-31
MILLIPORE CORP
filed 1995-03-17
CIK 66479

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934
              For the fiscal year ended December 31, 1994
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

As of January 31, 1995, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately
$1,140,000,000 based on the closing price on that date on the New York Stock Exchange.

As of February 25, 1995, 23,095,750 shares of the registrant's Common Stock were outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE
     Document                           Incorporated into Form 10K
1994 Annual Report to Shareholders           Parts I and II
(pages 25-43 only)

Definitive Proxy Statement                   Part III
dated March 17, 1995

Item 1.  Business.

The Company

     Millipore Corporation was incorporated under the laws of Massachusetts on May 3, 1954. Millipore and its subsidiaries operate in a single business segment, the analysis, identification and purification of fluids using separations technology. Business segment information is discussed in Note M to the Millipore Corporation Consolidated Financial Statements (the "Financial Statements") included in the Millipore Corporation Annual Report to Shareholders for the year ended December 31, 1994 (the "Annual Report"), which note is hereby incorporated herein by reference. Unless the context otherwise requires, the terms "Millipore" or the "Company" mean Millipore Corporation and its subsidiaries.

     On November 11, 1993, Millipore announced that its Board of Directors had approved a plan to focus the Company on its membrane business and to divest operations of its Instrumentation Divisions (the Waters Chromatography business and the non-membrane bioscience instrument business). These Divisions with separate product lines and with separate customers have been accounted for as discontinued operations.

     In August of 1994 Millipore completed the divestiture of its Instrumentation Divisions (the Waters Chromatography business and the non-membrane bioscience instrument business). The Company realized a net loss in 1994 upon the disposition of these Divisions of $3.4 million which included all costs estimated to be incurred in connection with the divestitures as well as the pre-tax operating losses generated by the Divisions from November 11, 1993 through the completion of the divestitures. Net cash proceeds from the divestitures were $258 million and the Company spent $216 million of such proceeds to buy back shares of its Common Stock in a Dutch Auction Self Tender. In the balance of 1994 the Company spent an additional $78 million in connection with its $100 million open market share repurchase program. As a result as of December 31, 1994 there were 23,133,217 shares of the Company's Common Stock outstanding as compared with 28,191,515 shares on February 25, 1994.

     Millipore is a leader in the field of membrane separations technology. The Company develops, manufactures and sells products which are used primarily for the analysis and purification of fluids. The Company's products are based on a variety of membranes and certain other technologies that effect separations, principally through physical and chemical methods. Millipore is an integrated multinational manufacturer of these products. During 1994, approximately 64% of Millipore's net sales were made to customers outside the Americas. For financial information concerning foreign and domestic operations and export sales, see Note M to the Financial Statements.


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

Customers and Markets

     The Company sells its products primarily to customers in the following markets: pharmaceutical/biotechnology, microelectronics, chemical and food and beverage companies; government, university and private research and testing laboratories; and health care and medical facilities. Within each of these markets, the Company focuses its sales efforts upon those segments where customers have specific requirements which can be satisfied by the Company's products.

     Pharmaceutical/Biotechnology Industry. The Company's products are used by the pharmaceutical/biotechnology industry in sterilization, including virus reduction, and sterility testing of products such as antibiotics, vaccines, vitamins and protein solutions; concentration and fractionation of biological molecules such as vaccines and blood products; cell harvesting; isolation and purification of compounds from complex mixtures and the purification of water for laboratory use. The Company's membrane products also play an important role in the development of new drugs; in addition, Millipore has developed and is developing products for biopharmaceutical applications in order to meet the purification requirements of the biotechnology industry.

     Microelectronics Industry. The microelectronics industry uses the Company's products to purify (by removing particles and unwanted contaminating molecules), deliver, and monitor the liquids and gases used in the manufacturing processes of semiconductors and other microelectronics components.

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


Sales and Marketing

     The Company sells its products within the United States primarily to end users through its own direct sales force. The Company sells its products in foreign markets through the sales forces of its subsidiaries and branches located in more than 25 major industrialized and developing countries as well as through independent distributors in other parts of the world. During 1994, the Company's marketing, sales and service forces consisted of approximately 281 employees in the United States and 617 employees abroad.

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

     The Company believes that its technical support services are important to its marketing efforts. These services include assistance in defining the customer's needs, evaluating alternative solutions, designing a specific system to perform the desired separation training users, and assisting customers in compliance with relevant government regulations.

Research and Development

     In its role as a pioneer of membrane separations Millipore has traditionally placed heavy emphasis on research and development. Research and development activities include the extension and enhancement of existing separations technologies to respond to new applications, the development of new membranes, and the upgrading of membrane based systems to afford the user greater purification capabilities. Research and development efforts also identify new separations applications to which disposable separations devices would be responsive, and develop new configurations into which membrane and ion exchange separations media can be fabricated to efficiently respond to the applications identified. Instruments, hardware, and accessories are also developed to incorporate membranes, modules and devices into total separations systems. Introduction of new applications frequently requires considerable market development prior to the generation of revenues. Millipore performs substantially all of its own research and development and does not provide material amounts of research services for others. Millipore's research and development expenses in 1992, 1993 and 1994 with respect to continuing operations were, $32,953,000, $34,952,000 and $34,327,000 respectively.

     When it believes it to be in its long-term interests, the Company will license newly developed technology from unaffiliated third parties and/or will acquire exclusive distribution rights with respect thereto.


Competition

     The Company's continuing operations face intense competition in all of its markets. The Company believes that its principal competitors include Pall Corporation, Barnstead Thermolyne Corporation, Sartorius GmbH, and Gelman, Inc., Certain of the Company's competitors are larger and have greater resources than the Company. However, the Company believes that it offers a broader line of products, making use of a wider range of separations technologies and addressing a broader range of applications than any single competitor.

     While price is an important factor, the Company competes primarily on the basis of technical expertise, product quality and responsiveness to customer needs, including service and technical support.


Acquisitions, Restructuring, and Divestitures

     On November 11, 1993 Millipore announced that its Board of Directors had approved a plan to divest its Instrumentation Divisions (the Waters Chromatography and non-membrane bioscience businesses) in order to focus the Company on its membrane business. The Waters Chromatography business was acquired in 1980. Growth in the analytical instrument market has been limited in the past few years, and the Company believes that the divestiture of its chromatography business along with that of its non-membrane bioscience business, will enable Millipore to better serve its membrane customers, improve operating performance and increase shareholder value. The divestitures were completed in August of 1994 and resulted in a net loss of $3.4 million as detailed under the subheading "The Company" above. In the years 1986-1988 the Company expanded its MilliGen division in order to extend its analytical and chemical capabilities into the bio-instrumentation and chemicals field. In 1990 this business was consolidated into Millipore's then existing businesses.

     At the time of the 1990 consolidation of MilliGen, the Company took certain other actions to improve profitability. These measures in total resulted in a non-recurring charge in the fourth quarter of 1990 amounting to $34,750,000. The Company took a further charge, with respect to the restructuring of its Waters Chromatography Division, of $13,000,000 in the first quarter of 1993.

     In the five-year period prior to its November 11, 1993 announcement concerning the sale of its Waters Chromatography and non-membrane bioscience business, the Company undertook a number of initiatives to expand its business into new markets within the field of analysis and purification. The Company made several small, strategic acquisitions to accelerate technology and market development in its several divisions. These included the acquisition of the Bio Image division of Kodak in 1989, Extrel Corporation in February of 1992, Immunosystems Incorporated in July of 1992, and the Ceraflo (ceramic modules) manufacturing business of the Norton Company in October 1992, which business it sold in 1994 for a small loss.

     In November of 1989, the Company sold its process water division for approximately $54,000,000 in cash. Included in the transaction were the worldwide facilities and equipment and other assets for developing, manufacturing and marketing that division's complete line of water purification products, other than its laboratory scale water business. Also included were the Company's 18 service deionization branches located throughout the continental United States. This transaction was the subject of litigation brought by Eastern Enterprises which was settled in the fourth quarter of 1994 (see "Legal Proceedings").

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

     As of December 31, 1994, Millipore's continuing operations employed 3,117 persons worldwide, of whom 1,640 were employed in the United States and 1,477 overseas.
Executive Officers of Millipore

     There follows a listing as of March 1, 1995 of the Executive Officers of Millipore. All of the following individuals were elected to serve until the Directors Meeting next following the 1995 Annual Stockholders Meeting.

                                                 First Elected:
                                                           To
                                                   An    Present
Name                 Age   Office               Officer  Office

John A. Gilmartin     52   Chairman of the Board  1980     1986
                           President and Chief         (Chairman
                           Executive Officer of         in 1987)
                           the Corporation

Geoffrey Nunes        64   Senior Vice President  1976     1980
                           General Counsel

Glenda K. Burkhart    43   Vice President         1993     1993
                           of the Corporation

Michael P. Carroll    44   Vice President of the Corporation
                           Chief Financial Officer and
                           Treasurer              1992     1992

Douglas B. Jacoby     48   Vice President         1989     1989
                           of the Corporation

John E. Lary          48   Vice President         1994     1994
                           of the Corporation

     Mr. Gilmartin joined Millipore's finance department in 1979, was elected Vice President and Chief Financial Officer in 1980, Senior Vice President in 1982, and to the additional position of President of the Membrane Division in 1985. In 1986, Mr. Gilmartin was elected President and Chief Executive Officer of the Company and to the additional position of Chairman in 1987.

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

     Mr. Lary was elected a Corporate Vice President in November 1994, and is responsible for the worldwide operations of the Company. From May of 1993 until his election as a Corporate Vice President, Mr. Lary served as Senior Vice President and General Manager of the Americas Operation. For the ten years prior to that time, he served as Senior Vice President of the Membrane Operations Division of Millipore.

Item 2.  Properties.

     Millipore owns in excess of 1.1 million square feet of facilities located in the United States, Europe and Japan. The following table identifies the principal properties owned by Millipore and describes the purpose, floor space and land area of each.

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

Molsheim,      Manufacturing, warehouse      165,200   20 acres
France         and office

Yonezawa,      Manufacturing and warehouse   156,300    7 acres
Japan

Cork,          Manufacturing                  83,000   20 acres
Ireland

St. Quentin    Office and research            50,000    5 acres
France
               _____________________________________

     In addition to the above properties, Millipore has entered into a long term lease for premises abutting its Bedford facility. This lease makes 75,000 square feet of building available to Millipore and contains rights of first refusal and options with respect to the purchase of the premises by Millipore. During 1988 Millipore entered into a 10-year lease for a building of 130,000 square feet located in Burlington, Massachusetts, approximately 5 miles from its Bedford headquarters. This lease contains a single 5-year extension option. In 1991 the Company entered into a 15-year lease with renewal options for an aggregate of 20 years, as well as a purchase option covering a 134,000 square foot building which is adjacent to the leased property referred to in the first sentence of this paragraph, and which is being held for expansion purposes, initially the consolidation of the Company's Process System Division (part of the Membrane Process Group).

     In addition to its foregoing properties, Millipore currently leases various manufacturing, sales, warehouse, and administrative facilities throughout the world. Such leases expire at different times through 2006. The rented space aggregate is approximately 666,000 square feet and cost was approximately $6,197,000 in 1994. No single lease, in the opinion of Millipore, is material to its operations.

     Millipore is of the opinion that all the facilities owned or leased by it are well maintained, appropriately insured, in good operating condition and suitable for their present uses.


Item 3.  Legal Proceedings.

     Millipore has settled its suit in the Superior Court for Middlesex County, Massachusetts brought against it by Eastern Enterprises and its subsidiary, Ionpure Technologies, Inc. ("Ionpure") alleging misrepresentations made in conjunction with the sale by Millipore of its Process Water Division to Ionpure in November of 1989. The settlement became final in December of 1994 and resulted in a payment by Millipore to Eastern Enterprises of $9.0 million. The Company incurred an additional $1.8M in costs related to this matter.

     Millipore has been, over the last 12 years, notified in ten instances that the United States Environmental Protection Agency ("EPA") has determined that a release or a substantial threat of a release of hazardous substances (a "Release") as defined in Section 101 of the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") as amended by the Superfund Amendments and Reauthorization Act of 1986 (SARA) (the so-called "Superfund" law) has occurred at certain sites to which chemical wastes generated by the manufacturing operations of Millipore or one of its divisions may have been sent. These notifications typically also allege that Millipore may be a responsible party under CERCLA with respect to any remedial action needed to control or prevent any such Release. Under CERCLA the EPA may undertake remedial action in response to a Release and responsible parties may be liable, without regard to fault or negligence, for costs incurred. As a result it is possible, although highly unlikely given the large number and size of financially solvent corporations participating at each site who have been similarly notified, that the Company might be liable for all of the costs incurred in such a cleanup. In each instance Millipore knows that it is only one of many companies and entities which received such notification and who may likewise be held liable for any such remedial costs. In seven separate instances involving a total of ten such sites, the Company has entered into consent decrees, paid approximately $14.0 million, and received partial releases. The Company believes it has established reserves sufficient to satisfy all known claims by the EPA, and that in any event the aggregate of any future potential liabilities should not have a material adverse effect on Millipore's financial condition.


Item 4.   Submission of Matters to a Vote of Security Holders.
     This item is not applicable.

                                PART II

Item 5.  Market for Millipore's Common Stock, and Related Stockholder Matters.

     The information called for by this item is set forth under the caption "Millipore Stock Prices" on page 43 of Millipore's Annual Report to Shareholders for the year ended December 31, 1994, which information is hereby incorporated herein by reference.

Item 6. Selected Financial Data.

     The information called for by this item is set forth under the caption "Millipore Corporation Eleven Year Summary of Operations" on pages 40 and 41 of Millipore's Annual Report to Shareholders for the year ended December 31, 1994, which information is hereby incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operation.

     The information called for by this item is set forth under the caption "Management's Discussion and Analysis" on pages 25 and 26 of Millipore's Annual Report to Shareholders for the year ended
December 31, 1994, which information is hereby incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The information called for by this item is set forth on pages 27 to 39 and under the caption "Quarterly Results (Unaudited)" on page 42 of Millipore's Annual Report to Shareholders for the year ended December 31, 1994, which information is hereby incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure.

     This item is not applicable.

                               PART III

Item 10.  Directors and Executive Officers of Millipore.

     The information called for by this item with respect to registrant's directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 as amended is set forth under the caption "Management and Election of Directors--Nominees for Election as Directors" on pages 2 - 8 of Millipore's definitive Proxy Statement, dated March 17, 1995, for Millipore's Annual Meeting of Stockholders to be held on April 20, 1995, which information is hereby incorporated herein by reference.

     Information called for by this item with respect to registrant's executive officers is set forth under "Executive Officers of Millipore" in
Item 1 of this report.

Item 11. Executive Compensation.

     The information called for by this item is set forth under the caption "Management and Election of Directors-Executive Compensation" on pages 11 - 16 of Millipore's definitive Proxy Statement, dated March 17, 1995, for Millipore's Annual Meeting of Stockholders to be held on April 20, 1995, which information is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information called for by this item is set forth under the caption "Ownership of Millipore Common Stock" on page 17 of Millipore's definitive Proxy Statement, dated March 17, 1995, for Millipore's Annual Meeting of Stockholders to be held
April 20, 1995, which information is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information called for by this item is set forth under the caption "Management and Election of Directors - Executive Compensation" on pages 2 - 8 and 13 - 16 of Millipore's definitive Proxy Statement, dated March 17, 1995, for Millipore's Annual Meeting of Stockholders to be held on April 20, 1995, which information is hereby incorporated herein by reference.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as part of this report:

          1.   Financial Statements

     The financial statements set forth on pages 27 through 39, the Report of Independent Accountants on Page 39 and the Quarterly Results (Unaudited) set forth on page 42 of Millipore's Annual Report to Shareholders for the year ended December 31, 1994, are hereby incorporated herein by reference. Filed as part of this report are:

     (1) Consent of Independent Accountants relating to the incorporation of their report on the Consolidated Financial Statements into Registrant's Securities Act Registration Nos. 2-72124, 2-85698, 2-91432, 2-97280, 33-37319,
33-37323 and 33-11-790 on Form S-8 and Securities Act Registration Nos. 2-84252, 33-9706, 33-20792, 33-22196, 33-47213 on Form S-3.

     No financial statement schedules have been included because they are not applicable or not required under Regulation S-X.

     Items 5 through 8 and Item 14 (a) (1) of this Annual Report on Form 10-K incorporate only the indicated portions of Pages 25 through 42 of Millipore's Annual Report to Shareholders for the year ended December 31, 1994; no other portion of such Annual Report to Shareholders shall be deemed to be incorporated herein or filed with the Commission.

     For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos.: 2-72124; 2-85698; 2-91432; 2-97280; 33-37319; 33-37323 and 33-11-
790:

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

     (4)  Indenture dated as of May 3,       Registration Statement
          1995, relating to the issuance     on Form S-4 (No.
          of $100,000,000 principal amount   33-58117); and an
          of Registrant's 6.78% Senior       accompanying Form T-1
          Notes due 2004

     (10) Except as included in this filing and set forth under "B" below, all of Millipore's various employee benefit and executive compensation plans and arrangements are incorporated herein by reference to the indicated documents filed with the Commission:

     Document                      Referenced Document on File
     Incorporated                  with the Commission:

     Shareholder Rights Agreement Form 8-K Report for April, 1988 dated as of April 15, 1988 between Millipore and The
     First National Bank of Boston

     Long Term Restricted Stock    Form 10-K Report for the year
     (Incentive) Plan for Senior   ended December 31, 1984.
     Management*

     1985 Combined Stock Option    Form 10-K Report for the year
     Plan                          ended December 31, 1985

     Supplemental Savings and      Form 10-K Report for the year
     Retirement Plan for Key       ended December 31, 1984.
     Salaried Employees of
     Millipore Corporation

     Long Term Performance Plan    Form 10-K Report for the year
     for Senior Executives         ended December 31, 1984.

     Executive Termination         Form 10-K Report for the year
     Agreement*                    ended December 31, 1984.

     Executive "Sale of Business"  Form 10-K Report for the year
     Incentive Termination Agree-  ended December 31, 1993.
     ments (2)*

     B.   The following Exhibits are filed herewith:

               (10) (a)  1995 Employee Stock Purchase Plan

                    (b)  1995 Management Incentive Plan*

               (11)      Computation of Per Share Earnings

               (13)      Annual Report to Shareholders, December 31, 1994

               (21)      Subsidiaries of Millipore

               (23)      Consents of Experts (see page 19 hereto)

               (24)      Power of Attorney


               * A "management contract or compensatory plan"

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MILLIPORE CORPORATION
                              Geoffrey Nunes


                              By/S/Geoffrey Nunes
                                Senior Vice President

Dated: March 17, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

SIGNATURE                TITLE                    DATE

JOHN A. GILMARTIN*       Chairman, President,     February 9, 1995
John A. Gilmartin        Chief Executive Officer,
                         and Director

/S/Michael P. Caroll     Vice President           February 9, 1995
Michael P. Carroll       Chief Financial Officer
                         Treasurer

CHARLES D. BAKER*        Director                 February 9, 1995
Charles D. Baker

SAMUEL C. BUTLER*        Director                 February 9, 1995
Samuel C. Butler

MARK HOFFMAN*            Director                 February 9, 1995
Mark Hoffman

GERALD D. LAUBACH*       Director                 February 9, 1995
Gerald D. Laubach

STEVEN MULLER*           Director                 February 9, 1995
Steven Muller

THOMAS O. PYLE*          Director                 February 9, 1995
Thomas O. Pyle

JOHN F. RENO*            Director                 February 9, 1995
John F. Reno




      *By /S/Geoffrey Nunes
             Attorney-in-Fact
             Geoffrey Nunes

                  CONSENT OF INDEPENDENT ACCOUNTANTS


     We consent to the incorporation by reference in the registration statements of Millipore Corporation on Form S-8 (File Nos. 2-91432, 2-72124, 2-85698, 2-97280, 33-37319, 33-37323, 33-11-790), and on Form S-3
(File Nos. 2-84252, 33-9706, 33-22196, 33-20792, 33-47213) of our report dated January 26, 1995 on our audits of the consolidated financial statements of Millipore Corporation as of December 31, 1994 and 1993, and for the years ended December 31, 1994, 1993, and 1992, which report is incorporated by reference in this Annual Report on Form 10-K.




                                COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
March 17, 1995

- --------------------------------------------------------------------------






                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


                               Form 10-K

                             ANNUAL REPORT

                                  OF

                         MILLIPORE CORPORATION

              For the Fiscal Year Ended December 31, 1994



                           ****************


                               EXHIBITS


                           ****************






- ----------------------------------------------------------------

                           INDEX TO EXHIBITS



   Exhibit No.          Description


        (10) (a)    1995 Employee Stock Purchase Plan

             (b)    1995 Management Incentive Plan*

        (11)        Computation of Per Share Earnings

        (13)        Annual Report to Shareholders,
                    December 31, 1994

        (21)        Subsidiaries of Millipore

        (23)        Consents of Experts
                    (see page 19 hereto)

        (24)        Power of Attorney


        * A "management contract or compensatory plan"