Form 10-Q
period 1995-03-31
MILLIPORE CORP
filed 1995-05-15
CIK 66479

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995

                                     OR

           (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                for the transition period from            to

                  For Quarter Ended  Commission File Number

                        March 31, 1995   0-1052

                                   Millipore Corporation
           (Exact name of registrant as specified in its charter)

         Massachusetts
(State or other jurisdiction of                      04-2170233
incorporation or organization)        (I.R.S. Employer Identification No.)

80 Ashby Road
Bedford, Massachusetts                                01730
(Address of principal executive                   (Zip Code)
offices)


Registrant's telephone number, include area code    (617) 275-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes    X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995: 22,581,983

                            MILLIPORE CORPORATION




                                    INDEX

                                                  Page No.
Part I.   Financial Information:

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets --
             March 31, 1995 and December 31, 1994     2

          Consolidated Statements of
             Income -- Three Months Ended
              March 31, 1995 and 1994                 3

          Consolidated Statements of
             Cash Flows -- Three Months Ended
             March 31, 1995 and 1994                  4

          Notes to Consolidated Condensed
             Financial Statements                     5

Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                          6-7

Part II.  Other Information                           8

          Signatures                                  9

                            MILLIPORE CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)

                                        March 31,      December 31,
                                            1995           1994
     ASSETS                             (Unaudited)

Current assets

  Cash                                 $ 2,240          $ 2,898
  Short-term investments                23,855           27,338
  Accounts receivable, net             147,471          136,944

  Inventories
     Raw materials                      23,254           19,895
     Work in process                     8,965            8,992
     Finished goods                     44,379           42,322
                                        76,598           71,209
  Other current assets                   7,622            5,351
  Receivables arising from sale of      10,206           15,064
    businesses
Total current assets                   267,992          258,804

  Property, plant and equipment, net
   of accumulated depreciation of
   $174,139 in 1995 and $165,036
   in 1994                             195,081          187,525

  Intangible assets                      5,090            5,177
  Deferred income taxes                 57,580           58,123
  Other assets                          29,732           27,351
Total assets                          $555,475         $536,980


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable and current portion of
    long-term debt
                                       $93,316          $56,289
  Accounts payable                      32,154           30,510
  Accrued expenses                      34,474           33,350
  Accrued divestiture costs              4,102           16,470
  Dividends payable                      3,467            3,500
  Accrued retirement plan                3,180            5,987
    contributions
  Accrued and deferred income taxes      8,179           12,049
    payable
Total current liabilities              178,872          158,155


Long-term debt                         117,956          109,558
Other liabilities                       20,576           18,990
Accrued divestiture costs               27,000           29,000
Shareholders' equity
Common stock                            28,494           28,494
Additional paid-in capital              23,603           23,603
Retained earnings                      473,133          458,579
Translation adjustments                  9,698            5,147
                                       534,928          515,823

Less:  Treasury stock, at cost, 5,912
  shares in 1995 and 5,361 in 1994    (323,857)        (294,546)
Total shareholders' equity             211,071          221,277


Total liabilities and shareholders'
equity                                $555,475         $536,980




  The accompanying notes are an integral part of the consolidated condensed financial statements.

                            MILLIPORE CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share data)
                                 (Unaudited)




                                    Three Months Ended
                                        March 31,

                                     1995              1994

Net sales                         $141,427          $118,959


Cost of sales                       58,509            51,265

Gross profit                        82,918            67,694

Selling, general & administrative   45,795            38,109
expenses
Research & development expenses      8,513             8,558

Operating income                    28,610            21,027

Interest income                        386               565
Interest expense                    (2,318)           (1,858)


Income before income taxes          26,678            19,734

Provision for income taxes           6,003             4,440

Net income                         $20,675           $15,294


Net income per common share        $ 0.90            $  0.54

Cash dividends declared
 per common share                  $ 0.15            $  0.14


Weighted average common shares     22,980             28,123















  The accompanying notes are an integral part of the consolidated condensed financial statements.

                            MILLIPORE CORPORATION
                         CONSOLIDATED STATEMENTS OF
                                 CASH FLOWS
                               (In thousands)
                                 (Unaudited)


                                                Three Months Ended
                                                    March 31,
                                              1995              1994
Cash Flows From Operating Activities:

Net income                                 $ 20,675         $ 15,294
Adjustments to reconcile net income to net
 cash provided:
     Depreciation and amortization            6,508            6,047
     Deferred income tax provision              543            (500)
     Change in operating assets and
        liabilities:
   (Increase) in accounts receivable         (2,816)         (2,143)

   (Increase) in inventories                 (1,854)         (5,205)

   (Increase) in other current assets        (1,958)         (3,087)

   (Increase) decrease in other assets       (2,690)          2,255

   Increase in accounts payable and accrued     216              91
      expenses
   (Decrease) in accrued retirement plan     (2,868)         (4,122)
      contributions
   (Decrease) increase in accrued income     (5,251)          1,173
      taxes
   Other                                      2,021          (2,693)

 Net cash provided by continuing operating   12,526           7,110
activities

Cash Flows From Investing Activities:
Additions to property, plant, and equipment  (8,171)         (4,158)

Net cash generated by (spent by)             (7,946)          5,437
discontinued operations
Net cash used in investing activities       (16,117)          1,279


Cash Flows From Financing Activities:
Treasury stock acquired                     (36,397)          (463)

Issuance of treasury stock under stock        4,432          9,767
   plans
Cash paid to extinguish long-term debt            -         (5,088)

Cash paid to close out foreign currency      (3,546)       (10,287)
   swap
Net change in short-term debt                37,908        (17,846)

Net change in long-term debt                    (43)           797
Dividends Paid                               (3,500)        (3,921)

Net cash used for financing activities       (1,146)       (27,041)


Effect of foreign exchange rates on cash
and                                             596          1,754
 short-term investments
Net decrease in cash and short-term          (4,141)       (16,898)
investments

Cash and short-term investments on January 1 30,236         40,642

Cash and short-term investments on March 31 $26,095         $23,744

Interest Paid                                $3,678          $3,480

Taxes Paid                                  $10,823          $3,716

       The accompanying notes are an integral part of the consolidated condensed financial statements.

                            MILLIPORE CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (in thousands)



1.The  accompanying  unaudited  consolidated condensed  financial  statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit certain information and disclosures normally included in financial statements. These financial statements, which in the opinion of management reflect all adjustments necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The accompanying unaudited consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

2.As discussed in footnote F to the December 31, 1994 annual report, the cumulative unrealized loss on the Company's foreign currency Yen and DM swaps of $9,327 at December 31, 1994 was recorded as a reduction in other assets in the Company's December 31, 1994 consolidated balance sheet.

  The Company's DM swap expired on March 31, 1995. The Company paid $3,546 in cash to close out the swap. The cash payment represented the cumulative effect of the foreign currency rate fluctuations over the life of the swap.

  The cumulative unrealized loss on the Company's Yen currency swap of $17,768 at March 31, 1995 is recorded in long-term debt in the Company's unaudited March 31, 1995 consolidated balance sheet. Accordingly, the cumulative unrealized loss of $9,327 at December 31, 1994, as discussed above, has been reclassified to long-term debt in the December 31, 1994 consolidated balance sheet to conform to the 1995 presentation.

3.Depreciation  on property, plant and equipment acquired before  January  1,
  1989 generally is provided using accelerated methods over the estimated useful lives of the assets. Assets acquired after January 1, 1989 primarily are depreciated using straight-line methods. The estimated useful lives of the Company's depreciable assets are as follows:

              Leasehold Improvements   Life of the Lease
              Buildings and Improvements 10-30 Years
              Production and Other Equipment  3-15 Years

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Consolidated  net  sales increased 19 percent in the first  quarter  of  1995 compared to the first quarter of 1994; led by a 53 percent increase in worldwide sales to customers in the electronics / industrial market. Sales to biotechnology / pharmaceutical customers increased 8 percent in the first quarter of 1995 compared to the first quarter of 1994. Sales growth in the first quarter was broadbased across all geographies, as summarized in the following table:

                Sales growth rates          Sales growth rates
            measured in local currencies  measured in U.S. dollars

Americas               13%                        11%
Europe                  5%                        17%
Asia/Pacific           18%                        30%
  Consolidated         12%                        19%

Foreign currency rate fluctuations, specifically the strengthening of the Yen, French Franc, and German Deutsch Mark against the U.S. dollar, increased reported sales growth by 7 percent in the first quarter of 1995.

Gross margins increased in the first quarter of 1995 to 58.6 percent of sales as compared to 56.9 percent in the first quarter of 1994. The improvement in gross margins is primarily due to significantly increased production volume in the Company's electronics / industrial plants as well as continued cost control activities in all of the Company's manufacturing operations.

Selling, general and administrative expenses increased 20 percent in the first quarter of 1995 compared to the first quarter of 1994, an increase consistent with sales growth. The Company continued to invest in sales and marketing programs to support future sales growth. Research and development expenses in the first quarter of 1995 were essentially flat with the first quarter of 1994, as the Company continued to fund all major programs. Net interest expense in the first quarter was higher in 1995 compared to 1994 primarily due to increased short-term borrowings during the first quarter of 1995. The Company's effective income tax rate for 1995 is 22.5 percent, consistent with the full year effective rate in 1994.

A substantial portion of the Company's business is conducted outside of the United States through its foreign subsidiaries. This exposes the Company to risks associated with foreign currency rate fluctuations which can impact the Company's revenue and net income. To partially mitigate this risk, the Company has entered into foreign currency transactions, primarily forward exchange contracts to sell Yen, on a continuing basis in amounts and timing consistent with the underlying currency exposure so that the gain or losses on these transactions offset gains or losses on the underlying exposure. In the first quarter of 1995, a loss of $470K was realized on the Company's forward exchange contracts and was recorded in cost of sales. The Company does not engage in any speculative trading activity.

The Company generated $12.5 million of cash from continuing operations in the first quarter of 1995 compared to $7.1 million in the first quarter of 1994, primarily due to increased net income in the first quarter of 1995 compared to the first quarter of 1994. Property, plant and equipment expenditures in the first quarter of 1995 were significantly higher than in the first quarter of 1994. The Company expects future 1995 quarterly capital expenditures to be in line with those of the first quarter. During the first quarter of 1995, the Company spent $36.4 million to re-purchase shares of its common stock. Of this amount, $22 million was spent to close out the Company's $100 million share repurchase program announced in the fourth quarter of 1994.
In the first quarter of 1995, the Company announced plans to spend an additional $50 million on open market share repurchases and spent $14.4 million in share repurchases. The $36.4 million spent on share repurchases in the first quarter of 1995 was funded by short-term borrowings, which increased by $37.9 million in the first quarter. The Company expects that further 1995 share repurchases will be funded by cash generated from its operations.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Cash spent on discontinued operations in the first quarter of 1995 was in line with the Company's expectations. The Company expects further quarterly 1995 cash expenditures related to its discontinued operations to be lower than those of the first quarter.

                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         b. Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended March 31, 1995.

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