Form 10-Q
period 1995-06-30
MILLIPORE CORP
filed 1995-08-14
CIK 66479

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1995

                                     OR

           (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                for the transition period from            to

                  For Quarter Ended  Commission File Number

                        June 30, 1995    0-1052

                                   Millipore Corporation
           (Exact name of registrant as specified in its charter)

         Massachusetts
(State or other jurisdiction of                    04-2170233
incorporation or organization)          (I.R.S. Employer Identification No.)

80 Ashby Road                                        01730
Bedford, Massachusetts                            (Zip Code)
(Address of principal executive
offices)

Registrant's telephone number, include area code    (617) 275-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes    X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995: 44,823,754

                            MILLIPORE CORPORATION




                                    INDEX

                                                     Page No.
Part I.   Financial Information:

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets --
             June 30, 1995 and December 31, 1994         2

          Consolidated Statements of
             Income -- Three Months and Six Months Ended
              June 30, 1995 and 1994                     3

          Consolidated Statements of
             Cash Flows -- Six Months Ended
             June 30, 1995 and 1994                      4

          Notes to Consolidated Condensed
             Financial Statements                        5

Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                             6-7

Part II.  Other Information                              8

          Signatures                                     9

                            MILLIPORE CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)

                                         June 30,           December 31,
                                           1995                1994
     ASSETS                             (Unaudited)

Current assets
   Cash                                $   2,073            $  2,898
   Short-term investments                 20,565              27,338
   Accounts receivable, net              153,645             136,944
   Inventories
      Raw materials                       24,489              19,895
      Work in process                      9,687               8,992
      Finished goods                      49,749              42,322
                                          83,925              71,209
   Other current assets                    9,462               5,351
   Receivables arising from sale of       10,329              15,064
     businesses
Total current assets                     279,999             258,804
Property, plant and equipment, net of
   accumulated depreciation of $181,257
   in 1995 and $165,036 in 1994          196,321             187,525
Intangible assets                          4,938               5,177
Deferred income taxes                     57,580              58,123
Other assets                              29,407              27,351
Total assets                           $ 568,245           $ 536,980

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable and current portion
     of long-term debt                 $  90,393           $  56,289
   Accounts payable                       28,932              30,510
   Accrued expenses                       32,611              33,350
   Accrued divestiture costs               7,906              16,470
   Dividends payable                       3,586               3,500
   Accrued retirement plan                 4,546               5,987
     contributions
   Accrued and deferred income taxes      18,383              12,049
     payable
Total current liabilities                186,357             158,155

Long-term debt                           123,721             109,558
Other liabilities                         21,396              18,990
Accrued divestiture costs                 17,000              29,000
Shareholders' equity
   Common stock                           56,988              28,494
   Additional paid-in capital                  -              23,603
   Retained earnings                     484,993             458,579
   Translation adjustments                12,478               5,147
                                         554,459             515,823
   Less:  Treasury stock, at cost,
    12,165 shares in 1995 and 5,361
    in 1994                             (334,688)           (294,546)
Total shareholders' equity               219,771             221,277

Total liabilities and shareholders'
equity                                 $ 568,245           $ 536,980


  The accompanying notes are an integral part of the consolidated condensed financial statements.

                            MILLIPORE CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share data)
                                 (Unaudited)




                              Three Months Ended     Six Months Ended
                                   June 30,              June 30,

                              1995         1994        1995       1994

Net sales                    $150,508    $124,690   $291,935    $243,649
Cost of sales                  60,779      52,910    119,288     104,175

Gross profit                   89,729      71,780    172,647     139,474

Selling, general &             49,610      39,456     95,405      77,565
administrative expenses
Research & development          9,155       8,446     17,668      17,004
expenses

Operating income               30,964      23,878     59,574      44,905

Interest income                   337         713        723       1,278
Interest expense               (2,851)     (1,917)    (5,169)     (3,775)

Income before income taxes     28,450      22,674     55,128      42,408

Provision for income taxes      6,401       5,102     12,404       9,542

Net income                    $22,049     $17,572    $42,724     $32,866

Net income per common share   $  0.49     $  0.31    $  0.94     $  0.58
Cash dividends declared
 per common share             $  0.08     $ 0.075    $ 0.155     $ 0.145

Weighted average common        44,998      56,776     45,479      56,512
shares










  The accompanying notes are an integral part of the consolidated condensed financial statements.

                            MILLIPORE CORPORATION
                         CONSOLIDATED STATEMENTS OF
                                 CASH FLOWS
                               (In thousands)
                                 (Unaudited)


                                                 Six Months Ended
                                                     June 30,
                                              1995              1994
Cash Flows From Operating Activities:

Net income                                  $ 42,724           $ 32,866
Adjustments to reconcile net income to net
 cash provided:
     Depreciation and amortization            13,068             13,845
     Deferred income tax provision               543             (1,000)
     Change in operating assets and
        liabilities:
   (Increase) in accounts receivable          (3,724)            (8,448)
   (Increase) in inventories                  (6,940)            (6,193)
   (Increase) in other current assets         (3,554)            (1,977)
   (Increase) decrease in other assets        (6,964)              (573)
   (Decrease) in accounts payable and         (4,870)            (2,115)
       accrued expenses
   (Decrease) in accrued retirement plan      (1,534)            (3,484)
       contributions
   Increase in accrued income taxes            3,001              4,145
   Income tax refund received                      -             14,035
   Other                                      (2,482)            (1,887)
 Net cash provided by continuing operating    29,268             39,214
    activities

Cash Flows From Investing Activities:
Additions to property, plant, and equipment  (14,125)            (9,911)
Net cash (spent by) discontinued operations   (4,220)            (1,905)
Net cash used in investing activities        (18,345)           (11,816)

Cash Flows From Financing Activities:
Treasury stock acquired                      (51,485)           (15,804)
Issuance of treasury stock under stock         6,898             16,905
  plans
Cash paid to extinguish long-term debt             -             (5,088)
Common stock issued                                -              7,350
Cash paid to close out foreign currency       (3,546)           (10,287)
  swap
Net change in short-term debt                 35,074            (35,147)
Repayment of long-term debt                      (56)               (92)
Dividends Paid                                (6,967)            (7,844)
Net cash used for financing activities       (20,082)           (50,007)

Effect of foreign exchange rates on cash
  and short-term investments                   1,561              2,475
Net decrease in cash and short-term           (7,598)           (20,134)
  investments

Cash and short-term investments on January 1  30,236             40,642
Cash and short-term investments on June 30   $22,638            $20,508
Interest Paid                                $ 5,254            $ 4,343
Taxes Paid                                   $14,931            $ 8,199

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

2.On  June 8, 1995, the Company's Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend, payable on July 21, 1995 to shareholders of record as of June 23, 1995. Par value per share remained at $1.00. The stock split resulted in the issuance of 28,494 additional shares of common stock from authorized but unissued shares. The issuance of additional shares resulted in the transfer of $23,603 from additional paid in capital and $4,891 from retained earnings to common stock, representing the par value of the shares issued. Accordingly, common shares outstanding as of June 30, 1995 and all weighted average share and per share amounts have been restated to reflect the stock split.

3.As discussed in footnote F to the December 31, 1994 annual report, the cumulative unrealized loss on the Company's foreign currency Yen and DM swaps of $9,327 at December 31, 1994 was recorded as a reduction in other assets in the Company's December 31, 1994 consolidated balance sheet.

  The Company's DM swap expired on March 31, 1995. The Company paid $3,546 in cash to close out the swap. The cash payment represented the cumulative effect of the foreign currency rate fluctuations over the life of the swap.

  The cumulative unrealized loss on the Company's Yen currency swap of $23,546 at June 30, 1995 is recorded in long-term debt in the Company's unaudited June 30, 1995 consolidated balance sheet. Accordingly, the cumulative unrealized loss of $9,327 at December 31, 1994, as discussed above, has been reclassified to long-term debt in the December 31, 1994 consolidated balance sheet to conform to the 1995 presentation.

4.Depreciation  on property, plant and equipment acquired before  January  1,
  1989 generally is provided using accelerated methods over the estimated useful lives of the assets. Assets acquired after January 1, 1989 primarily are depreciated using straight-line methods. The estimated useful lives of the Company's depreciable assets are as follows:

              Leasehold Improvements   Life of the Lease
              Buildings and Improvements 10-30 Years
              Production and Other Equipment  3-15 Years

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Consolidated net sales increased 21 percent in the second quarter of 1995 compared to the second quarter of 1994; led by a 43 percent increase in worldwide sales to customers in the electronics / industrial market. Sales to biotechnology / pharmaceutical customers increased 13 percent in the second quarter of 1995 compared to the second quarter of 1994. The following table summarizes sales growth by geography and market:

                         Sales growth rates             Sales growth rates
                     measured in local currencies    measured in U.S. dollars

                        Three months  Six months   Three months   Six months
                           ended         ended        ended         ended
                          6/30/95       6/30/95      6/30/95       6/30/95

Americas                    12%           13%          10%           11%
Europe                       6%            5%          19%           18%
Asia/Pacific                15%           16%          35%           33%
   Consolidated             11%           11%          21%           20%

Electronics/Industrial      31%           37%          43%           48%
Pharmaceutical/Biotechnology 5%            4%          13%           11%
University/Government        1%           (1%)         11%            8%
Medical/Health Care        (14%)         (13%)         (5%)          (6%)
    Consolidated            11%           11%          21%           20%

Foreign currency rate fluctuations, specifically the strengthening of the Yen, French Franc, and German Deutsch Mark against the U.S. dollar, increased reported sales growth by 10 percent in the second quarter of 1995 and 9 percent for the first six months of 1995.

Gross margins increased in the second quarter of 1995 to 59.6 percent of sales as compared to 57.6 percent in the second quarter of 1994. The improvement in gross margins is primarily due to significantly increased production volume in the Company's electronics / industrial plants as well as continued cost control activities in all of the Company's manufacturing operations.

Selling, general and administrative expenses increased 26 percent in the second quarter of 1995 compared to the second quarter of 1994, an increase consistent with sales growth. The Company continued to invest in sales and marketing programs to support future sales growth, particularly in the Asia/Pacific region. Research and development expenses in the second quarter of 1995 were slightly higher than the second quarter of 1994, as the Company continued to fund all major programs. Net interest expense in the second quarter was higher in 1995 compared to 1994 primarily due to increased short-term borrowings made during the first quarter of 1995. The Company's effective income tax rate for the first six months of 1995 is 22.5 percent, consistent with the full year effective rate in 1994.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)



A substantial portion of the Company's business is conducted outside of the United States through its foreign subsidiaries. This exposes the Company to risks associated with foreign currency rate fluctuations which can impact the Company's revenue and net income. To partially mitigate this risk, the Company has entered into foreign currency transactions, primarily forward exchange contracts to sell Yen, on a continuing basis in amounts and timing consistent with the underlying currency exposure so that the gains or losses on these transactions offset gains or losses on the underlying exposure. In the second quarter of 1995, a loss of $804K was realized on the Company's forward exchange contracts and was recorded in cost of sales. For the six months ended June 30, 1995, losses of $1,274 have been realized on the Company's forward exchange contracts and recorded in cost of sales. The Company does not engage in any speculative trading activity.

The Company generated $29.3 million of cash from continuing operations in the first six months of 1995 compared to $39.2 million in the first six months of 1994. Cash generated from operations and $35.0 million of additional short-term borrowings in the first six months of 1995 was used to invest in fixed assets, satisfy ongoing obligations relating to the divested businesses, pay dividends, and buy back shares of the Company's stock. Property, plant and equipment expenditures in the first half of 1995 were higher than in the first half of 1994. The Company expects second half 1995 capital expenditures to be in line with those of the first half.

During the first six months of 1995, the Company spent $51.5 million to re-purchase shares of its common stock. Of this amount, $22 million was spent to close out the Company's $100 million share repurchase program announced in
the fourth quarter of 1994.   In the first quarter of 1995, the Company
announced plans to spend an additional $50 million on open market share repurchases and has spent $29.5 million in share repurchases. The Company expects that further 1995 share repurchases will be funded by cash generated from its operations.

The Company generated approximately $3.7 million of net cash from discontinued operations in the second quarter of 1995, principally due to $10.0 million of proceeds related to the discontinued businesses. Cash spent in the second quarter of 1995 to satisfy obligations arising from the discontinued operations was lower than the first quarter of 1995 and in line with the Company's expectations. The Company expects further quarterly 1995 cash expenditures related to its discontinued operations to be in line with those of the second quarter.

                         PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         a. The Annual Meeting of Stockholders of Millipore Corporation was held on April 20, 1995.

         c.   There were three matters voted upon at the annual meeting:
         the election of directors, the adoption of the Millipore
         Corporation 1995 Employees' Stock Purchase Plan, the adoption of the Millipore Corporation Management Incentive Plan. The following votes were tabulated:

         Election of Directors                    Number of Shares
                                                For        Withheld
         Samuel C. Butler                  19,231,340       64,848
         Steven Muller                     19,229,641       66,547

         Adoption of Millipore Corporation 1995
         Employees' Stock Purchase Plan           Number of Shares

         For                                        19,119,641
         Withheld                                      130,869
         Abstentions                                    45,679

         Adoption of Millipore Corporation
         Management Incentive Plan                Number of Shares

         For                                        18,329,309
         Withheld                                      908,370
         Abstentions                                    58,510

         There were no broker "non-votes" recorded on any of the matters voted on at the meeting. The shares listed in this item were not adjusted to reflect the stock split discussed in Note 4 to the Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K.

         b. Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended June 30, 1995.

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