Form 10-Q
period 1995-09-30
MILLIPORE CORP
filed 1995-11-14
CIK 66479

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

                                     OR

           (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                for the transition period from            to

                  For Quarter Ended  Commission File Number

                        September 30, 1995   0-1052

                                   Millipore Corporation
           (Exact name of registrant as specified in its charter)

         Massachusetts
(State or other jurisdiction of                 04-2170233
incorporation or organization)         (I.R.S. Employer Identification No.)

80 Ashby Road                                     01730
Bedford, Massachusetts                         (Zip Code)
(Address of principal executive
offices)

Registrant's telephone number, include area code    (617) 275-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes    X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995: 44,553,557

                            MILLIPORE CORPORATION




                                    INDEX

                                                     Page No.
Part I.   Financial Information:

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets --
             September 30, 1995 and December 31, 1994    2

          Consolidated Statements of
             Income -- Three Months and Nine Months Ended
              September 30, 1995 and 1994                3

          Consolidated Statements of
             Cash Flows -- Nine Months Ended
             September 30, 1995 and 1994                 4

          Notes to Consolidated Condensed
             Financial Statements                        5

Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                             6-7

Part II.  Other Information                              8

          Signatures                                     9

                            MILLIPORE CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                       September 30,        December 31,
                                            1995                1994
     ASSETS                             (Unaudited)

Current assets
   Cash                                  $ 1,979            $  2,898
   Short-term investments                 31,341              27,338
   Accounts receivable, net              146,952             136,944
   Inventories
      Raw materials                       25,507              19,895
      Work in process                     10,941               8,992
      Finished goods                      42,477              42,322
                                          78,925              71,209
   Other current assets                    7,763               5,351
   Receivables arising from sale of        9,579              15,064
businesses
Total current assets                     276,539             258,804
Property, plant and equipment, net of
   accumulated depreciation of $183,098
   in 1995 and $165,036 in 1994          189,926             187,525
Intangible assets                          4,655               5,177
Deferred income taxes                     57,580              58,123
Other assets                              19,230              27,351
Total assets                            $547,930            $536,980

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable and current portion
     of long-term debt                  $101,119             $56,289
   Accounts payable                       29,084              30,510
   Accrued expenses                       38,249              33,350
   Accrued divestiture costs               7,369              16,470
   Dividends payable                       3,564               3,500
   Accrued retirement plan                 5,571               5,987
contributions
   Accrued and deferred income taxes      10,486              12,049
payable
Total current liabilities                195,442             158,155

Long-term debt                           107,392             109,558
Other liabilities                         20,375              18,990
Accrued divestiture costs                 15,000              29,000
Shareholders' equity
   Common stock                           56,988              28,494
   Additional paid-in capital                  -              23,603
   Retained earnings                     493,471             458,579
   Translation adjustments                 2,931               5,147
                                         553,390             515,823
   Less:  Treasury stock, at cost,
     12,435 shares in 1995 and
     5,361 in 1994                      (343,669)           (294,546)

Total shareholders' equity               209,721             221,277

Total liabilities and shareholders'
equity                                  $547,930            $536,980

  The accompanying notes are an integral part of the consolidated condensed financial statements.

                            MILLIPORE CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share data)
                                 (Unaudited)




                              Three Months Ended    Nine Months Ended
                                September 30,         September 30,

                              1995         1994        1995       1994

Net sales                  $ 147,547    $ 123,551  $ 439,482    $ 367,200
Cost of sales                 61,293       53,114    180,581      157,289

Gross profit                  86,254       70,437    258,901      209,911


Selling, general &            48,842       40,181    144,247      117,746
administrative expenses
Research & development         9,352        8,367     27,020       25,371
expenses

Operating income              28,060       21,889     87,634       66,794

Interest income                  427        1,976      1,150        3,254
Interest expense              (2,616)      (1,714)    (7,785)      (5,489)


Income from continuing
   operations                 25,871       22,151     80,999       64,559
   before income taxes

Provision for income taxes     5,821        4,984     18,225       14,526

Income from continuing        20,050       17,167     62,774       50,033
operations

Loss on sale of discontinued       -      (3,400)          -       (3,400)
operations

Net income                   $20,050      13,767      62,774       46,633

Per share information
   From continuing operations$  0.45     $  0.30       $1.39      $  0.89
   Net income                $  0.45     $  0.24       $1.39      $  0.83

Cash dividends declared
 per common share            $  0.08     $ 0.075      $0.235      $  0.22

Weighted average common       44,642      56,310      45,200       56,500
shares




  The accompanying notes are an integral part of the consolidated condensed financial statements.

                            MILLIPORE CORPORATION
                         CONSOLIDATED STATEMENTS OF
                                 CASH FLOWS
                               (In thousands)
                                 (Unaudited)


                                                Nine Months Ended
                                                  September 30,
                                              1995              1994
Cash Flows From Operating Activities:

Net income                                  $62,774             $46,633
Adjustments to reconcile net income to net
 cash provided:
     Net loss from discontinued operations         -              3,400
     Depreciation and amortization            19,975             20,781
     Deferred income tax provision               543             (1,000)
     Change in operating assets and
liabilities:
   (Increase) in accounts receivable          (8,101)           (14,495)
   (Increase) in inventories                  (6,024)            (5,591)
   (Increase) in other current assets         (2,058)              (602)
   (Increase) decrease in other assets        (7,123)           (11,103)
   Increase in accounts payable and accrued    2,247              4,706
     expenses
   (Decrease) in accrued retirement plan        (490)            (1,437)
     contributions
   Increase in accrued income taxes            1,364              5,153
   Income tax refund received                      -             14,035
   Other                                      (4,390)            (3,262)
 Net cash provided by operating activities    58,717             57,218

Cash Flows From Investing Activities:
Net proceeds from sales of businesses              -            281,138
Net cash (used by) discontinued operations    (6,210)                 -
Additions to property, plant, and equipment  (20,262)           (14,436)

Net cash provided by (used in) investing     (26,472)           266,702
activities

Cash Flows From Financing Activities:
Treasury stock acquired                      (76,350)          (245,828)
Issuance of treasury stock under stock        14,764             28,915
  plans
Cash paid to extinguish long-term debt             -             (5,088)
Common stock issued                                -              7,350
Cash paid to close out foreign currency       (3,546)           (10,287)
  swap
Net change in short-term debt                 45,878            (44,628)
Repayment of long-term debt                      (47)            (1,752)
Dividends Paid                               (10,553)           (12,097)
Net cash used for financing activities       (29,854)          (283,415)
Effect of foreign exchange rates on cash         693              3,200
 and short-term investments
Net increase in cash and short-term            3,084             43,705
 investments

Cash and short-term investments on January 1  30,236             40,642
Cash and short-term investments on
  September 30                               $33,320            $84,347
Interest Paid                                $10,019            $10,255
Taxes Paid                                   $22,016            $20,952

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

2.On  June 8, 1995, the Company's Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend, payable on July 21, 1995 to shareholders of record as of June 23, 1995. Par value per share remained at $1.00. The stock split resulted in the issuance of 28,494 additional shares of common stock from authorized but unissued shares. The issuance of additional shares resulted in the transfer of $23,603 from additional paid in capital and $4,891 from retained earnings to common stock, representing the par value of the shares issued. Accordingly, weighted average share and per share amounts have been restated to reflect the stock split.

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

  The cumulative unrealized loss on the Company's Yen currency swap of $7,199 at September 30, 1995 is recorded in long-term debt in the Company's unaudited June 30, 1995 consolidated balance sheet. Accordingly, the cumulative unrealized loss of $9,327 at December 31, 1994, as discussed above, has been reclassified to long-term debt in the December 31, 1994 consolidated balance sheet to conform to the 1995 presentation.

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

              Leasehold Improvements        Life of the Lease
              Buildings and Improvements       10-30 Years
              Production and Other Equipment   3-15 Years

5.The Company and Waters Holdings, Inc. are engaged in an arbitration proceeding with respect the transfer of certain assets relating to the Company's Retirement Plan. The Company believes that it has meritorious arguments and should prevail. The ultimate disposition is not expected to have a material adverse effect on the Company's financial condition.

6.In  August, 1995, the Company received 912 shares of PerSeptive Biosystems'
  common stock in partial redemption of the PerSeptive preferred stock it received in connection with the Company's sale of its non-membrane bioscience business to PerSeptive in 1994. These shares have been recorded at historical cost, which management believes approximates fair value. Any realized gain on the sale of these shares will be recognized when the shares are sold.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Consolidated  net  sales increased 19 percent in the third  quarter  of  1995 compared to the third quarter of 1994, led by a 37 percent increase in worldwide sales to customers in the electronics / industrial market. Sales to biotechnology / pharmaceutical customers increased 15 percent in the third quarter of 1995 compared to the third quarter of 1994. The following table summarizes sales growth by geography and market:

                          Sales growth rates       Sales growth rates
                    measured in local currencies  measured in U.S. dollars

                    Three months   Nine months   Three months     Nine months
                       ended         ended           ended          ended
                      9/30/95       9/30/95         9/30/95        9/30/95

Americas                  20%            15%           18%            13%
Europe                    15%             9%           22%            19%
Asia/Pacific              13%            15%           19%            28%
    Consolidated          16%            13%           19%            20%

Electronics/Industrial    32%            35%           37%            44%
Pharmaceutical/Biotechnology 12%          7%           15%            12%
University/Government      7%             1%           10%             8%
Medical/Health Care      (15%)          (14%)         (13%)           (8%)
    Consolidated          16%            13%           19%            20%

Foreign currency rate fluctuations, specifically the strengthening of the Japanese Yen, French Franc, and German Deutsch Mark against the U.S. dollar, increased reported sales growth by 3 percent in the third quarter of 1995 and 7 percent for the first nine months of 1995.

Gross margins increased in the third quarter of 1995 to 58.5 percent of sales as compared to 57.0 percent in the third quarter of 1994. The improvement in gross margins is primarily due to significantly increased production volume in the Company's electronics / industrial plants.

Selling, general and administrative expenses increased 22 percent in the third quarter of 1995 compared to the third quarter of 1994, reflecting investment in the field sales and marketing areas in order to sustain continued sales growth. Research and development expenses in the third quarter of 1995 increased 12 percent over the third quarter of 1994, as the Company continued to fund all major programs. Net interest expense in the third quarter of 1994 includes approximately $1.6 million of non-recurring interest income generated by investing the proceeds received from the Company's sale of its Waters Chromatography Division. Excluding this non-recurring item, net interest expense in the third quarter and the first nine months of 1995 is higher compared to 1994 primarily due to increased short-term borrowings. The Company's effective income tax rate for the first nine months of 1995 is 22.5 percent, consistent with the full year effective rate in 1994.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)



A substantial portion of the Company's business is conducted outside of the United States through its foreign subsidiaries. This exposes the Company to risks associated with foreign currency rate fluctuations which can impact the Company's revenue and net income. To partially mitigate this risk, the Company has entered into foreign currency transactions, primarily forward exchange contracts to sell Yen, on a continuing basis in amounts and timing consistent with the underlying currency exposure so that the gains or losses on these transactions offset gains or losses on the underlying exposure. In the third quarter of 1995, a loss of $1,033K was realized on the Company's forward exchange contracts and was recorded in cost of sales. For the nine months ended September 30, 1995, losses of $2,307 have been realized on the Company's forward exchange contracts and recorded in cost of sales. The Company does not engage in any speculative trading activity.

The Company generated $58.7 million of cash from continuing operations in the first nine months of 1995 compared to $57.2 million in the first nine months of 1994. Cash generated from operations and $45.9 million of additional short-term borrowings in the first nine months of 1995 was used to invest in fixed assets, satisfy ongoing obligations relating to the divested businesses, pay dividends, and buy back shares of the Company's stock. Property, plant and equipment expenditures in the first nine months of 1995 were higher than the same period of 1994. The Company expects capital expenditures in the fourth quarter 0f 1995 to be higher than those of the the third quarter.

During the first nine months of 1995, the Company spent $76.4 million to re-purchase shares of its common stock. In the first quarter of 1995, the Company announced plans to spend an additional $50 million on open market share repurchases and has spent $30 million in share repurchases to date. The Company expects that further 1995 share repurchases will be funded by cash generated from its operations.

The Company spent approximately $2.0 million in the third quarter to satisfy obligations arising from discontinued operations. This amount was in line with the Company's expectations. The Company expects cash expenditures related to its discontinued operations for the fourth quarter of 1995 to be in line with those of the third quarter.

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         b. Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended September 30, 1995.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Millipore Corporation
                              Registrant



November 14, 1995             /s/Michael P. Carroll
Date                          Michael P. Carroll
                              Vice President, Chief Financial Officer and
                              Treasurer