Form 10-K
period 1995-12-31
MILLIPORE CORP
filed 1996-03-21
CIK 66479

-1-
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934
             For the fiscal year ended December 31, 1995
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

As of January 31, 1996, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $1,900,000,000 based on the closing price on that date on the New York Stock Exchange.

As of March 8, 1996, 43,786,017 shares of the registrant's Common Stock were outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE
     Document                           Incorporated into Form 10K
1995 Annual Report to Shareholders           Parts I and II
(pages 29-47 only)

Definitive Proxy Statement                   Part III
dated March 15, 1996
Item 1.  Business.

The Company

     Millipore Corporation was incorporated under the laws of Massachusetts on May 3, 1954. Millipore and its subsidiaries operate in a single business segment, the analysis, identification and purification of fluids using separations technology. Business segment information is discussed in Note N to the Millipore Corporation Consolidated Financial Statements (the "Financial Statements") included in the Millipore Corporation Annual Report to Shareholders for the year ended December 31, 1995 (the "Annual Report"), which note is hereby incorporated herein by reference. Unless the context otherwise requires, the terms "Millipore" or the "Company" mean Millipore Corporation and its subsidiaries.

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

     In August of 1994 Millipore completed the divestiture of its Instrumentation Divisions (the Waters Chromatography business and the non-membrane bioscience instrument business). The Company realized a net loss in 1994 upon the disposition of these Divisions of $3.4 million which included all costs estimated to be incurred in connection with the divestitures as well as the pre-tax operating losses generated by the Divisions from November 11, 1993 through the completion of the divestitures. Net cash proceeds from the divestitures were $258 million and the Company spent $216 million of such proceeds to buy back shares of its Common Stock in a Dutch Auction Self Tender. In the balance of 1994 and in 1995 the Company spent an additional $142 million ($78 million in 1994 and $64 million in 1995) in connection with its open market share repurchase program originally set at the $100 million level and subsequently expanded to $150M. As a result, as of December 31, 1995 there were 44,262,147 shares of the Company's Common Stock outstanding. After giving effect to 2 for 1 stock split effected in the second quarter of 1995, there were outstanding 46,266,434 shares on December 31, 1994 and 56,006,160 shares on December 31, 1993.

     Millipore is a leader in the field of membrane separations technology. The Company develops, manufactures and sells products which are used primarily for the analysis and purification of fluids. The Company's products are based on a variety of membranes and certain other technologies that effect separations, principally through physical and chemical methods. Millipore is an integrated multinational manufacturer of these products. During 1995, approximately 66% of Millipore's net sales were made to customers outside the Americas. For financial information concerning foreign and domestic operations and export sales, see Note N to the Financial Statements.


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

     The principal separation technologies utilized by the Company are based on membrane filters, and certain chemistries, resins and enzyme immunoassays. Membranes are used to filter either the wanted or the unwanted particulate, bacterial, molecular or viral entities from fluids, or to concentrate and retain such entities (in the fluid) for further processing. Some of the Company's newer membrane materials also use affinity, ion-exchange or electrical charge mechanisms for separation.

     Both analytical and purification products incorporate membrane and other technologies. The Company's products include disc and cartridge filters and housings of various sizes and configurations, filter-based test kits and precision pumps and other ancillary equipment and supplies.

     The Company has more than 3,000 products. Most of the Company's products are listed in its catalogs and are sold as standard items, systems or devices. For special applications, the Company assembles custom products, usually based upon standard modules and components. In certain instances, the Company also designs and engineers process systems to meet specific needs of the customer.

Customers and Markets

     The Company sells its products primarily to the following markets: to pharmaceutical/biotechnology, microelectronics, chemical and food and beverage companies for use in their manufacturing procedures; and to government, university and private research and testing analytical laboratories. Within each of these markets, the Company focuses its sales efforts upon those segments where customers have specific requirements which can be satisfied by the Company's products.

     Pharmaceutical/Biotechnology Industry. The Company's products are used by the pharmaceutical/biotechnology industry in sterilization, including virus reduction, and sterility testing of products such as antibiotics, vaccines, vitamins and protein solutions; concentration and fractionation of biological molecules such as vaccines and blood products; cell harvesting; isolation and purification of compounds from complex mixtures and the purification of water for laboratory use. The Company's membrane products also play an important role in the development of new drugs. In addition, Millipore has developed and is developing products for biopharmaceutical applications in order to meet the purification requirements of the biotechnology industry.

     Microelectronics Industry. The microelectronics industry uses the Company's products to purify (by removing particles and unwanted contaminating molecules), deliver, and monitor the liquids and gases used in the manufacturing processes of semiconductors and other microelectronics components.

     Chemical Industry. Chemical manufacturers and processors use the Company's products for purification of reagent grade chemicals, for monitoring the atmosphere and waste streams in the industrial workplace and for the purification of water for laboratory use.

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


Sales and Marketing

     The Company sells its products within the United States primarily to end users through its own direct sales force. The Company sells its products in foreign markets through the sales forces of its subsidiaries and branches located in more than 30 major industrialized and developing countries as well as through independent distributors in other parts of the world.
During 1995, the Company's marketing, sales and service forces consisted of approximately 333 employees in the United States and 670 employees abroad.

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

     The Company believes that its technical support services are important to its marketing efforts. These services include assistance in defining the customer's needs, evaluating alternative solutions, designing a specific system to perform the desired separation; training users, and assisting customers in compliance with relevant government regulations.


Research and Development

     In its role as a pioneer of membrane separations Millipore has traditionally placed heavy emphasis on research and development. Research and development activities include the extension and enhancement of existing separations technologies to respond to new applications, the development of new membranes, and the upgrading of membrane based systems to afford the user greater purification capabilities. Research and development efforts also identify new separations applications to which disposable separations devices would be responsive, and develop new configurations into which membrane and ion exchange separations media can be fabricated to efficiently respond to the applications identified. Instruments, hardware, and accessories are also developed to incorporate membranes, modules and devices into total separations systems. Introduction of new applications frequently requires considerable market development prior to the generation of revenues. Millipore performs substantially all of its own research and development and does not provide material amounts of research services for others. Millipore's research and development expenses in 1993, 1994 and 1995 with respect to continuing operations were, $34,952,000, $34,327,000 and $36,515,000 respectively.

     The Company has traditionally licensed newly developed technology from unaffiliated third parties and/or acquired distribution rights with respect thereto, when it believes it is in its long term interests to do so. In this tradition, in November of 1995 Millipore entered into an agreement with IBC Advanced Technologies to combine their technologies to create a new class of purification products which Millipore will take to its customers in its markets. This technology places ligands (organic molecules) on membranes in order to selectively bind with a target molecule in solution, for example a calcium, iron or aluminum ion.


Competition

     The Company faces intense competition in all of its markets. The Company believes that its principal competitors include Pall Corporation, Barnstead Thermolyne Corporation, Sartorius GmbH, and Gelman Sciences, Inc., Certain of the Company's competitors are larger and have greater resources than the Company. However, the Company believes that it offers a broader line of products, making use of a wider range of separations technologies and addressing a broader range of applications than any single competitor.

     While price is an important factor, the Company competes primarily on the basis of technical expertise, product quality and responsiveness to customer needs, including service and technical support.


Restructuring, and Divestitures

     On November 11, 1993 Millipore announced that its Board of Directors had approved a plan to divest its Instrumentation Divisions (the Waters Chromatography and non-membrane bioscience businesses) in order to focus the Company on its membrane business. The Company believes that the divestiture of its chromatography business along with that of its non-membrane bioscience business has enabled Millipore to better serve its membrane customers, improve operating performance and increase shareholder value.
The divestitures were completed in August of 1994 and resulted in a net loss of $3.4 million as detailed under the subheading "The Company" above.

     In the first quarter of 1993 the Company took a charge, with respect to the restructuring of its Waters Chromatography Division, of $13,000,000.


Other Information

     Since April of 1988, the Company has had in place a shareholder rights plan (the "Rights Plan") pursuant to which it declared a dividend to its shareholders of the right to purchase (a "Right"), for each share of Millipore Common Stock owned, one additional share of Millipore Common Stock at a price of $80 for each share (giving effect to the 1995 two for one stock split). The Rights Plan is designed to protect Millipore's shareholders from attempts by others to acquire Millipore on terms or by using tactics that could deny all shareholders the opportunity to realize the full value of their investment. The Rights will be exercisable only if a person or group of affiliated or associated persons acquires beneficial ownership of 20% or more of the outstanding shares of the Company Common Stock or commences a tender or exchange offer that would result in a person or group owning 20% or more of the outstanding Common Stock. In such event, or in the event that Millipore is subsequently acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the then current exercise price, shares of the common stock of the surviving company having a value equal to twice the exercise price.

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

     Twenty-nine percent of Millipore's 1995 consolidated sales were to the microelectronics manufacturing market, which has experienced historic volatility, the effect of any such volatility in the future could significantly affect Millipore's sales growth. Similarly, since a large percent of the Company's sales are transacted in foreign currencies, any significant strengthening of the U.S. Dollar will have a negative impact on reported sales growth and to a lesser extent on results of operations.
Other specific factors which could adversely affect Millipore's results of operations are: lower than expected sales volume which would reduce gross margins; a substantial rise in interest rates; increased regulatory concerns on the part of the biopharmaceutical industry, and the other concerns described in Management's Discussion and Analysis contained on pages 29 to 31 of its 1995 Annual Report to Stockholders which is incorporated herein by reference.

     Bringing the Company's facilities into compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not, to date, had a material effect upon Millipore's capital expenditures, earnings or competitive position. (See "Legal Proceedings.")

     As of December 31, 1995, Millipore employed 3,338 persons worldwide, of whom 1,428 were employed in the United States and 1,910 overseas.
Executive Officers of Millipore

     There follows a listing as of March 1, 1996 of the Executive Officers of Millipore. All of the following individuals were elected to serve until the Directors Meeting next following the 1996 Annual Stockholders Meeting.

                                                 First Elected:
                                                           To
                                                   An    Present
Name                 Age   Office               Officer  Office

John A. Gilmartin*    53   Chairman of the Board  1980     1986
                           President and Chief         (Chairman
                           Executive Officer of         in 1987)
                           the Corporation

Geoffrey Nunes        65   Senior Vice President  1976     1980
                           General Counsel

Glenda K. Burkhart**  44   Vice President         1993     1993
                           of the Corporation

Michael P. Carroll    45   Vice President of the Corporation
                           Chief Financial Officer and
                           Treasurer              1992     1992

Douglas B. Jacoby     49   Vice President         1989     1989
                           of the Corporation

John E. Lary          49   Vice President         1994     1994
                           of the Corporation

Hideo Takahashi       54   Vice President of      1996     1979
                           the Corporation and         (As President
                           President of Nihon           of Nihon
                           Millipore                    Millipore)



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

     Mr. Nunes joined Millipore in 1976 as Vice President and General Counsel and was elected a Senior Vice President in 1980.

     Ms. Burkhart joined Millipore in 1993 as Corporate Vice President/Human Resources. Prior to joining Millipore, she was a principal of Mass Burkhart, a strategy consulting firm (1991-1993), responsible for organization development and work force planning for Exxon Chemical (1989-
1991), a principal for Synectics, an organizational development consulting firm (1986-1989), and a consultant for Bain and Co., a strategy consulting firm (1984-1986).

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

     Mr. Jacoby joined Millipore in 1975. After serving in various sales and marketing capacities, Mr. Jacoby became Director of Marketing for the Millipore Membrane Products Division in 1983 and in 1985, he assumed the position of General Manager of the Membrane Pharmaceutical Division. In 1987, Mr. Jacoby assumed responsibility for the Company's process membrane business and in 1994 assumed responsibility for the sales, marketing and R&D for all of the Company's worldwide business. Mr. Jacoby was elected a Corporate officer in December, 1989.

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

     Mr. Takahashi joined Millipore in 1979 as President and Chief Executive Officer of its Japanese subsidiary, Nihon Millipore Ltd. Mr. Takahashi was elected as a Vice President of the Company on February 8, 1996.


___________________________

* On February 20, 1996, Mr. Gilmartin announced his resignation as President, Chief Executive Officer and Chairman of the Board of Millipore effective March 31, 1996. It is expected Mr. Gilmartin will resign as a Director on April 30, 1996. Also on February 20, 1996, C. William Zadel was elected to succeed Mr. Gilmartin as President, Chief Executive Officer and Chairman. Mr. Zadel had been, since 1986, President and Chief Executive Officer of CIBA-Corning Diagnostics Corp.

** On March 13, 1996 Ms. Burkhart announced her resignation as Vice
   President of the Corporation to take effect in the latter part of April.

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

Molsheim,      Manufacturing, warehouse      165,200   20 acres
France         and office

Yonezawa,      Manufacturing and warehouse   156,300    7 acres
Japan

Cork,          Manufacturing                  83,000   20 acres
Ireland

St. Quentin    Office and research            50,000    5 acres
France

               _____________________________________

     In addition to the above properties, Millipore has entered into a long term lease for premises abutting its Bedford facility. This lease makes 75,000 square feet of building available to Millipore and contains rights of first refusal and options with respect to the purchase of the premises by Millipore. During 1988 Millipore entered into a 10-year lease for a building of 130,000 square feet located in Burlington, Massachusetts, approximately 5 miles from its Bedford headquarters. This lease contains a single 5-year extension option. In 1991 the Company entered into a 15-year lease with renewal options for an aggregate of 20 years, as well as a purchase option covering a 134,000 square foot building which is adjacent to the leased property referred to in the first sentence of this paragraph, and which houses the Company's Process System Business (part of the Pharmaceutical/
Biotechnology Manufacturing Group), as well as the customer training laboratories for this group.

     In addition to its foregoing properties, Millipore currently leases various manufacturing, sales, warehouse, and administrative facilities throughout the world. Such leases expire at different times through 2006. The rented space aggregate is approximately 666,000 square feet and cost was approximately $4,883,000 in 1995. No single lease, in the opinion of Millipore, is material to its operations.

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

The Company and Waters Corporation are engaged in an arbitration proceeding and a related litigation in the Superior Court, Middlesex, Massachusetts, both of which commenced in the second quarter of 1995 with respect to the amount of assets required to be transferred by the Company's Retirement Plan in connection with the Company's divestiture of its former Chromatography Division. The Company believes that it has meritorious arguments and should prevail. The ultimate disposition is not expected to have a material adverse effect on the Company's financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders.
     This item is not applicable.

                               PART II

Item 5.  Market for Millipore's Common Stock, and Related Stockholder
Matters.

     The information called for by this item is set forth under the caption "Millipore Stock Prices" on page 47 of Millipore's Annual Report to Shareholders for the year ended December 31, 1995, which information is hereby incorporated herein by reference.

Item 6. Selected Financial Data.

     The information called for by this item is set forth under the caption "Millipore Corporation Eleven Year Summary of Operations" on pages 44 and 45 of Millipore's Annual Report to Shareholders for the year ended December 31, 1995, which information is hereby incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.

     The information called for by this item is set forth under the caption "Management's Discussion and Analysis" on pages 29 to 31 of Millipore's Annual Report to Shareholders for the year ended
December 31, 1995, which information is hereby incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The information called for by this item is set forth on pages 32 to 43 and under the caption "Quarterly Results (Unaudited)" on page 46 of Millipore's Annual Report to Shareholders for the year ended December 31, 1995, which information is hereby incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure.

     This item is not applicable.

                              PART III

Item 10.  Directors and Executive Officers of Millipore.

     The information called for by this item with respect to registrant's directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 as amended is set forth under the caption "Management and Election of Directors--Nominees for Election as Directors" on pages 2 - 7 of Millipore's definitive Proxy Statement, dated March 15, 1996, for Millipore's Annual Meeting of Stockholders to be held on April 18, 1996, which information is hereby incorporated herein by reference.

     Information called for by this item with respect to registrant's executive officers is set forth under "Executive Officers of Millipore" in
Item 1 of this report.

Item 11. Executive Compensation.

     The information called for by this item is set forth under the caption "Management and Election of Directors-Executive Compensation" on pages 13 - 16 of Millipore's definitive Proxy Statement, dated March 15, 1996, for Millipore's Annual Meeting of Stockholders to be held on April 18, 1996, which information is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information called for by this item is set forth under the caption "Ownership of Millipore Common Stock" on page 19 of Millipore's definitive Proxy Statement, dated March 15, 1996, for Millipore's Annual Meeting of Stockholders to be held
April 18, 1996, which information is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information called for by this item is set forth under the caption "Management and Election of Directors - Executive Compensation" on pages 2 - 9 and 15 - 18 of Millipore's definitive Proxy Statement, dated March 15, 1996, for Millipore's Annual Meeting of Stockholders to be held on April 18, 1996, which information is hereby incorporated herein by reference.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as part of this report:

          1.   Financial Statements

     The financial statements set forth on pages 32 through 43, the Report of Independent Accountants on page 43 and the Quarterly Results (Unaudited) set forth on page 46 of Millipore's Annual Report to Shareholders for the year ended December 31, 1995, are hereby incorporated herein by reference. Filed as part of this report are:

     (1) Consent of Independent Accountants relating to the incorporation of their report on the Consolidated Financial Statements into Registrant's Securities Act Registration Nos. 2-72124, 2-85698, 2-91432, 2-97280, 33-
37319, 33-37323 and 33-11-790 on Form S-8 and Securities Act Registration Nos. 2-84252, 33-9706, 33-20792, 33-22196, 33-47213 on Form S-3, and 33-
58117 on Form S-4.

     No financial statement schedules have been included because they are not applicable or not required under Regulation S-X.

     Items 5 through 8 and Item 14 (a) (1) of this Annual Report on Form 10-K incorporate only the indicated portions of Pages 29 through 47 of Millipore's Annual Report to Shareholders for the year ended December 31, 1995; no other portion of such Annual Report to Shareholders shall be deemed to be incorporated herein or filed with the Commission.

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

          Insofar as indemnification for liabilities arising under the Securities Act of 1933 (The "Act") may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.
          3.  Exhibits:

     A.   Incorporated by Reference

          Document Incorporated          Referenced Document on
                                         file with the Commission


          (3)  Amendment to Restated Articles     Form 10-K Report for
          of Organization dated May 22,      year ended 12/31/87
          1987 and By Laws                   and Form 10-K Report
for year ended 12/31/
                                             90 respectively

     (4)  Indenture dated as of May 3,       Registration Statement
          1995, relating to the issuance     on Form S-4 (No.
          of $100,000,000 principal amount   33-58117); and an
          of Registrant's 6.78% Senior       accompanying Form T-1)
          Notes due 2004

          (10) Except as may be included in this filing and set forth under "B" below, all of Millipore's various employee benefit and executive compensation plans and arrangements are incorporated herein by reference to the indicated documents filed with the
          Commission:

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

     Supplemental Savings and      Form 10-K Report for the year
     Retirement Plan for Key       ended December 31, 1984.
     Salaried Employees of
     Millipore Corporation

     Long Term Performance Plan    Form 10-K Report for the year
     for Senior Executives         ended December 31, 1984.

     Executive Termination         Form 10-K Report for the year
     Agreement*                    ended December 31, 1984.

               Executive "Sale of Business" Form 10-K Report for the year Incentive Termination Agree- ended December 31, 1993. ments (2)*

               1995 Employee Stock Purchase  Form 10-K Report for the year
               Plan                          ended December 31, 1994.

               1995 Management Incentive     Form 10-K Report for the year
               Plan*                         ended December 31, 1994.

     B.   The following Exhibits are filed herewith:

               (11)      Computation of Per Share Earnings

               (13)      Annual Report to Shareholders, December 31, 1995

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

Dated: March21, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

SIGNATURE                TITLE                    DATE

JOHN A. GILMARTIN*       Chairman, President,     February 8, 1996
John A. Gilmartin        Chief Executive Officer,
                         and Director
/s/Michael P. Carroll
                         Vice President           February 8, 1996
Michael P. Carroll       Chief Financial Officer
                         Treasurer

CHARLES D. BAKER*        Director                 February 8, 1996
Charles D. Baker

SAMUEL C. BUTLER         Director                 February 8, 1996
Samuel C. Butler

MAUREEN A. HENDRICKS*    Director                 February 8, 1996
Maureen A. Hendricks

MARK HOFFMAN*            Director                 February 8, 1996
Mark Hoffman

GERALD D. LAUBACH*       Director                 February 8, 1996
Gerald D. Laubach

STEVEN MULLER*           Director                 February 8, 1996
Steven Muller

THOMAS O. PYLE*          Director                 February 8, 1996
Thomas O. Pyle

JOHN F. RENO*            Director                 February 8, 1996
John F. Reno




      *By /s/Geoffrey Nunes
             Attorney-in-Fact
             Geoffrey Nunes





                 CONSENT OF INDEPENDENT ACCOUNTANTS


     We consent to the incorporation by reference in the registration statements of Millipore Corporation on Form S-8 (File Nos. 2-91432, 2-72124, 2-85698, 2-97280, 33-37319, 33-37323, 33-11-790), on Form S-3
(File Nos. 2-84252, 33-9706, 33-22196, 33-20792, 33-47213) and on Form S-
4 (File No. 33-58117) of our report dated January 23, 1996 on our audits of the consolidated financial statements of Millipore Corporation as of December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994, and 1993, which report is incorporated by reference in this Annual Report on Form 10-K.




                                COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
March 21, 1996





--------------------------------------------------------------------------






                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549


                              Form 10-K

                            ANNUAL REPORT

                                 OF

                        MILLIPORE CORPORATION

             For the Fiscal Year Ended December 31, 1995



                          ****************


                              EXHIBITS


                          ****************






----------------------------------------------------------------






                          INDEX TO EXHIBITS



   Exhibit No.          Description                  Tab No.


        (11)        Computation of Per Share Earnings  1

        (13)        Annual Report to Shareholders,
                    December 31, 1995                  2

        (21)        Subsidiaries of Millipore          3

        (23)        Consents of Experts
                    (see page 19 hereto)

        (24)        Power of Attorney                  4