Form 10-Q
period 1996-03-31
MILLIPORE CORP
filed 1996-04-24
CIK 66479

Form 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1996
                                 OR
       (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
            for the transition period from            to


           For Quarter Ended        Commission File Number

                    March 31, 1996           0-1052


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

       Yes    X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996: 43,556,051

                            MILLIPORE CORPORATION




                                INDEX
                                                  Page No.
Part I.   Financial Information:
Item 1.   Condensed Financial Statements
          Consolidated Balance Sheets --
             March 31, 1996 and December 31, 1995     2

          Consolidated Statements of Income --
             Three Months ended March 31, 1996 and 1995     3

          Consolidated Statements of Cash Flows --
             Three Months Ended March 31, 1996 and 1995     4

          Notes to Consolidated Condensed
             Financial Statements                     5

Item 2.   Management's Discussion and Analysis
                     of Financial Condition and Results
             of Operations                          6-7
Part II.  Other Information                           8
          Signatures                                  9


                        MILLIPORE CORPORATION
                     CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                      March 31,           December 31,
                                          1996                 1995
                                      (Unaudited)
ASSETS
Current assets
   Cash                                   $ 3,561             $ 2,696
   Short-term investments                  21,473              21,062
   Accounts receivable, net               150,518             147,759
   Inventories
      Raw materials                        23,628              21,357
      Work in process                      12,009               9,621
      Finished goods                       51,288              49,408
                                           86,925              80,386
   Other current assets                     9,776               6,800
   Receivables arising from sale of             -               3,056
   businesses
Total Current Assets                      272,253             261,759
Property, plant and equipment, net of
   accumulated depreciation of $186,039
   in 1996 and $182,690 in 1995           188,836             191,250
Intangible assets                           6,995               7,219
Deferred income taxes                      53,179              53,179
Other assets                               19,328              17,538
Total Assets                            $ 540,591           $ 530,945

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes payable and current portion
   oflong-term debt                     $ 114,136           $  80,768
   Accounts payable                        37,643              33,436
   Accrued expenses                        26,272              32,366
   Accrued divestiture costs                6,191               6,543
   Dividends payable                        3,513               3,537
   Accrued retirement plan                  2,391               4,846
   contributions
   Accrued and deferred income taxes       11,569               9,926
   payable
Total Current Liabilities                 201,715             171,422

Long-term debt                            102,215             105,272
Other liabilities                          22,900              22,776
Accrued divestiture costs                   3,000               5,000
Shareholders' equity
   Common stock                            56,988              56,988
   Additional paid-in capital                   -                   -
   Retained earnings                      543,293             523,633
   Translation adjustments                (3,362)                 375
                                          596,919             580,996
   Less:  Treasury stock, at cost,13,433
   shares in 1996 and 12,727 in 1995    (386,158)           (354,521)
Total Shareholders' Equity                210,761             226,475

Total Liabilities and Shareholders'
Equity                                  $ 540,591           $ 530,945


   The accompanying notes are an integral part of the consolidated condensed financial statements.

                            MILLIPORE CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME
                (In thousands except per share data)
                                (Unaudited)



                                       Three Months Ended March 31,

                                         1996           1995

Net Sales                            $  156,476      $  141,427
Cost of sales                            61,946          58,509

Gross profit                             94,530          82,918

Selling, general &                       50,140          45,795
  administrative expenses
Research & development                    9,409           8,513
  expenses

Operating income                         34,981          28,610

Interest income                             713             386
Interest expense                        (2,710)         (2,318)

Income before income taxes               32,984          26,678

Provision for income taxes                7,751           6,003

Net Income                           $   25,233       $  20,675

Per share information:
Net income per common share             $  0.57         $  0.45
Cash dividends declared per             $  0.08          $0.075
common share

Weighted average common                  44,163          45,960
shares




   The accompanying notes are an integral part of the consolidated condensed financial statements.

                            MILLIPORE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)



                                              Three Months Ended March 31,

                                               1996              1995
Cash Flows From Operating Activities:
Net Income                                  $  25,233         $  20,675

Adjustments to reconcile net income to net
 cash provided:
     Depreciation and amortization              7,661             6,508
     Deferred income tax provision                  -               543
     Change in operating assets and
     liabilities:
   (Increase) in accounts receivable          (5,784)           (2,816)
   (Increase) in inventories                  (8,207)           (1,854)
   (Increase) in other current assets         (1,719)           (1,958)
   (Increase) in other assets                   (220)           (2,690)
   Increase in accounts payable and accrued       887               216
   expenses
   (Decrease) in accrued retirement plan      (2,419)           (2,868)
   contributions
   Increase (Decrease) in accrued income        2,626           (5,251)
   taxes
   Other                                          765             2,021
   Net cash provided by operating activities   18,823            12,526

Cash Flows From Investing Activities:
Additions to property, plant, and equipment   (7,282)           (8,171)
Investment in businesses                      (2,990)                 -
Net cash used by discontinued operations      (2,560)           (7,946)
Net cash used by investing activities        (12,832)          (16,117)

Cash Flows From Financing Activities:
Treasury stock acquired                      (37,278)          (36,397)
Issuance of treasury stock under stock          3,607             4,432
plans
Cash paid to close out foreign currency             -           (3,546)
swap
Net change in short-term debt                  33,144            37,908
Repayment of long-term debt                      (32)              (43)
Dividends paid                                (3,559)           (3,500)
Net cash used by financing activities         (4,118)           (1,146)

Effect of foreign exchange rates on cash        (597)               596
flows
Net increase in cash and short-term             1,276           (4,141)
investments

Cash and short-term investments on January 1   23,758            30,236
Cash and short-term investments on March 31  $ 25,034         $  26,095



   The accompanying notes are an integral part of the consolidated condensed financial statements.

                            MILLIPORE CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (in thousands)


1.The   accompanying   unaudited  consolidated  condensed   financial
  statements  have been prepared in accordance with the  instructions to
  Form 10-Q and, accordingly, these footnotes condense or omit certain information and disclosures normally included in financial statements.
  These financial statements, which in the  opinion  of management   reflect
  all  adjustments  necessary   for   a   fair presentation,  should  be read
  in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year
  ended December  31,  1995.   The accompanying unaudited consolidated
  condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

  Certain reclassifications have been made to the prior year's financial statements to conform with the 1996 presentation.

2.On June 8, 1995, the Company's Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend, payable on July 21, 1995 to shareholders of record as of June 23, 1995. Par value per share remained at $1.00. The stock split resulted in the issuance of 28,494 additional shares of common stock from authorized but unissued shares. Accordingly, weighted average share and per share amounts from 1995 have been restated to reflect the stock split.

3.The Company invested approximately $3 million to acquire shares of common stock of a privately-held company, IBC Advanced
  Technologies, Inc. This investment is included in Other Assets and is carried at cost, which approximates market value.

4.The Company and Waters Corporation are engaged in an arbitration proceeding and related litigation, both of which commenced  in  the second
  quarter  of  1995, with respect to the  amount  of   assets required  to
  be  transferred by the Company's Retirement  Plan  in connection with   the
  Company's  divestiture   of   its   former  Chromatography  Division.   The
  Company  believes  that   it   has meritorious arguments and should
  prevail. The ultimate disposition of this matter is not expected to have a material adverse effect on the Company's financial condition.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following Discussion and Analysis includes certain forwardlooking statements which are subject to a number of risks and uncertainties as described in Management's Discussion and Analysis in the Company's Annual Report of Form 10-K for the year ended December 31, 1995. Such forward-looking statements are based on current expectations and actual results may differ materially.

Consolidated net sales of $156 million in the first quarter of 1996 represented 11% growth over sales for the same period last year. Sales growth was achieved in all of the Company's markets and geographies, with the largest percentage increases coming from sales to customers in the microelectronics market and the Asia/Pacific region. The following table summarizes sales growth by geography and market:


                  Sales growth rates    Sales growth rates
                   measured in local      measured in U.S.
                      currencies           dollars

Americas                  13%                13%
Europe                     6%                 6%
Asia/Pacific              22%                13%
    Consolidated          14%                11%


Microelectronics          27%                21%
Mfg.
Biopharmaceutical         15%                11%
Mfg.
Analytical Laboratory      6%                 3%
    Consolidated          14%                11%


Foreign currency rate fluctuations, primarily the strengthening of the U.S. dollar against the Japanese Yen, decreased reported sales growth by 3 percentage points in the first quarter of 1996. Towards the end of first quarter of 1996, the dollar further strengthened against the Japanese Yen and various European currencies. If foreign exchange rates remain at April 1, 1996 levels, the effect of foreign currency is expected to reduce reported second quarter sales growth by approximately 8 percentage points and full year 1996 sales growth by approximately 5 percentage points.
Gross margins increased in the first quarter of 1996 to 60.4 percent of sales as compared to 58.6 percent for the first quarter of 1995 and 59.0 percent for the full year 1995. The improvement in gross margins is primarily  due  to increased production  volume  in  the Company's
biopharmaceutical   and  microelectronics   manufacturing operations,  as
well  as  a  favorable sales  mix  of  higher-margin
consumable  products.  Although quarterly results may fluctuate,  the
Company expects to maintain approximately the same gross margin percentage for the full year 1996 as for the first quarter of 1996.
Selling, general and administrative expenses in the first quarter  of 1996
increased  9.5  percent over the first quarter  of  1995.         The
Company expects that spending for the full year 1996 will increase over 1995 at a rate consistent with or slightly lower than sales growth.

Research and development expenses in the first quarter of 1996 increased 10.5 percent over the first quarter of 1995, representing an increased level of investment in new product development for the microelectronics market in addition to the continued funding of all major programs.

Net  interest  expense in the first quarter of 1996 was approximately equal
to  net interest expense for the first quarter of  1995.          Net
interest expense is expected to increase slightly in the second quarter as compared to the first quarter of 1996 due to the increased level of short-term borrowings used to finance share repurchases in the first quarter.

The Company's 23.5 percent effective income tax rate for the first quarter is the same as the anticipated effective rate for the full year, compared to 22.5 percent for the full year in 1995.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                             (continued)


A  substantial portion of the Company's business is conducted outside of  the
United States through its foreign subsidiaries.  This exposes the   Company
to  risks  associated  with  foreign  currency   rate fluctuations which can
impact the Company's revenue and net income. To partially mitigate this risk, the Company has entered into foreign currency transactions, primarily forward and option contracts to sell Yen, on a continuing basis in amounts and timing consistent with the underlying currency exposure so that the gains or losses on these transactions offset gains or losses on the
underlying exposure.   In the  first  quarter  of 1996, a gain of $414K  was
realized on the Company's forward exchange contracts and was recorded in cost of sales, compared to a loss of $470K in the first quarter of 1995.
The Company does not engage in any speculative trading activity.

Cash flow from operations increased to $18.8 million in the first quarter of 1996 compared to $12.5 million in the first quarter of 1995, primarily as a result of increased net income. During the first quarter of 1996, cash from operations was primarily used to invest in property, plant and equipment and to pay dividends. Property, plant and equipment expenditures in the first quarter of 1996 were lower than for the same period in 1995 due to the timing of certain projects, but are expected to increase in subsequent quarters during 1996.

At January 1, 1996, the Company had approximately $8 million of repurchases remaining under an open market share repurchase program begun in 1995. Early in the first quarter of 1996, the Company announced plans to spend an additional $50 million on open market share repurchases. During the quarter, the Company spent approximately $34 million, net of proceeds from stock option exercises, to repurchase shares of its common stock. The first quarter repurchases were primarily funded by an increase in shortterm borrowings of approximately $33 million. Repayment of these additional borrowings and further share repurchases in 1996 are expected to be funded by cash generated from operations.

The Company spent approximately $2.6 million in the first quarter to satisfy obligations related to discontinued operations. The Company expects that cash expenditures related to its discontinued operations will decline slightly in subsequent quarters during 1996.

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         b. Reports on Form 8-K - There were no reports on Form 8K filed for the quarter ended March 31, 1996.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Millipore Corporation
                                 Registrant



April 24, 1996                /s/ Michael P. Carroll
Date                          Michael P. Carroll
                              Vice President, Chief Financial Officer and
                              Treasurer