Form 10-Q
period 1996-06-30
MILLIPORE CORP
filed 1996-08-13
CIK 66479

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the transition period from            to





COMMISSION FILE NUMBER   0-1052



Millipore Corporation
(Exact name of registrant as specified in its charter)

Massachusetts
(State or other jurisdiction of incorporation or organization)

04-2170233
(I.R.S. Employer Identification No.)

80 Ashby Road
Bedford, Massachusetts  01730
(Address of principal executive offices)


Registrant's telephone number, include area code(617) 275-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No


The Company had 43,284,444 shares of common stock outstanding as of July 27, 1996.

                       MILLIPORE CORPORATION
                        INDEX TO FORM 10-Q





                                                  Page No. Part I.
Financial Information
Item 1.   Condensed Financial Statements
          Consolidated Balance Sheets --
             June 30, 1996 and December 31, 1995      2
          Consolidated Statements of Income --
             Three and Six Months Ended June 30, 1996 and
             1995                                     3

             Consolidated Statements of Cash Flows --
             Six Months Ended June 30, 1996 and 1995  4

          Notes to Consolidated Condensed
             Financial Statements                     5
Item 2.   Management's Discussion and Analysis
                of Financial Condition and Results
             of Operations                          6-7
Part II.  Other Information
Item 4.   Submission of Matters to a Vote of Security
          Holders                                     8


Item 6.   Exhibits and Reports on Form 8-K            8

          Signatures                                  9

                       MILLIPORE CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                           (In thousands)


                                     June 30,    December 31,
                                      1996              1995
 ASSETS
                                    (Unaudited)

Current assets
   Cash                              $   1,830       $  2,696
   Short-term investments               22,009         21,062
   Accounts receivable, net            158,637        147,759
   Inventories                          85,870         80,386
   Other current assets                 10,081          6,800
   Receivables arising from sale of          -          3,056
   businesses
Total Current Assets                   278,427        261,759

Property, plant and equipment, net     187,233        191,250
Intangible assets                        8,647          7,219
Deferred income taxes                   53,179         53,179
Other assets                            25,896         17,538

Total Assets                         $ 553,382       $530,945

LIABILITIES AND SHAREHOLDERS'EQUITY
Current liabilities
   Notes payable and current
   portion of long-term debt         $ 118,650       $  80,768
   Accounts payable                     33,389          33,436
   Accrued expenses                     26,941          32,366
   Accrued divestiture costs             5,803           6,543
   Dividends payable                     3,921           3,537
   Accrued retirement plan               3,483           4,846
   contributions
   Accrued and deferred income           8,889           9,926
   taxes payable
Total Current Liabilities              201,076         171,422

Long-term debt                         100,015         105,272
Other liabilities                       23,523          22,776
Accrued divestiture costs                2,000           5,000
Shareholders' equity
   Common stock                         56,988          56,988
   Additional paid-in capital                -               -
   Retained earnings                   563,272         523,633
   Translation adjustments             (5,201)             375
                                       615,059         580,996
   Less:  Treasury stock, at cost,
   13,417 shares in 1996 and 12,727   (388,291)      (354,521)
   in 1995
Total shareholders' equity             226,768          26,475

Total Liabilities and Shareholders'$   553,382       $ 530,945
Equity




 The accompanying notes are an integral part of the consolidated condensed financial statements.

                        MILLIPORE CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands except per share data) (Unaudited)


                              Three Months Ended    Six Months Ended
                                   June 30,            June 30,


                            1996       1995       1996     1995

Net sales               $161,928    $150,508   $318,404 $291,935

Cost of sales           65,412        60,779    127,358  119,288


Gross profit            96,516        89,729    191,046  172,647


Selling, general &      52,059        49,610    102,199   95,405
administrative expenses

Research & development   9,741         9,155     19,150   17,668
expenses

Operating income        34,716        30,964     69,697   59,574

Interest income            661           337      1,374      723
Interest expense         (2,945)     (2,851)     (5,655) (5,169)

Income before income taxes  32,432     28,450     65,416  55,128
Provision for income taxes   7,622      6,401     15,373  12,404
Net Income               $ 24,810    $ 22,049   $ 50,043 $42,724


Net Income per common    $    0.57   $   0.49    $  1.14 $  0.94
share

Cash Dividends declared  $    0.09   $   0.08    $  0.17 $ 0.155
per common share

Weighted average common     43,642     44,998     43,901  45,479
shares







   The accompanying notes are an integral part of the consolidated condensed financial statements.

                       MILLIPORE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                            (Unaudited)


                                         Six Months Ended June 30,

                                          1996           1995
Cash Flows From Operating Activities:
Net income                               $50,043     $ 42,724
Adjustments to reconcile net income to
net cash provided:
     Depreciation and amortization        14,770       13,068
     Deferred income tax provision             -          543
     Change in operating assets and
liabilities:
   (Increase) in accounts receivable    (16,274)      (3,724)
   (Increase) in inventories             (8,328)      (6,940)
   (Increase) in other current assets    (2,096)      (3,554)
   (Increase) in other assets            (3,831)      (6,964)
   (Decrease) in accounts payable and    (2,008)      (4,870)
   accrued expenses
   (Decrease) in accrued retirement      (1,288)      (1,534)
   plan contributions
   Increase in accrued income taxes          294        3,001
   Other                                   1,712      (2,482)
Net cash provided by operating            32,994       29,268
activities
Cash Flows From Investing Activities:
Additions to property, plant and        (14,006)     (14,125)
equipment
Investment in businesses                 (3,990)            -
Investment in intangible assets          (1,465)            -
Net cash spent by discontinued           (5,591)      (4,220)
operations
Net cash used in investing activities   (25,052)     (18,345)

Cash Flows From Financing Activities:
Treasury stock acquired                 (45,229)     (51,485)
Issuance of treasury stock under stock     7,571        6,898
 plans
Cash paid to close out foreign                 -      (3,546)
currency swap
Net change in short-term debt             37,719       35,074
Repayment of long-term debt                 (32)         (56)
Dividends paid                           (7,115)      (6,967)
Net cash used in financing activities    (7,086)     (20,082)

Effect of foreign exchange rates
on cash and short-term investments         (775)        1,561
Net increase in cash and short-term           81      (7,598)
investments

Cash and short-term investments on        23,758       30,236
January 1
Cash and short-term investments on
June 30                                  $ 23,839    $ 22,638

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

Certain reclassifications have been made to prior years' financial statements to conform with the 1996 presentation.

2.On June 8, 1995, the Company's Board of Directors authorized a twofor-one stock split in the form of a 100% stock dividend, payable on July 21, 1995 to shareholders of record as of June 23, 1995. Par value per share remained at $1.00. The stock split resulted in the issuance of 28,494 additional shares of common stock from authorized but unissued shares. Accordingly, weighted average share and per share amounts from 1995 have been restated to reflect the stock split.
  At the Company's Annual Meeting on April 18, 1996, shareholders voted to adopt an amendment to the Company's restated Articles of Incorporation, increasing the number of authorized Common Shares from 80,000 to 120,000.

3.   Inventories consist of the following:
                   June 30,    December 31,
                       1996            1995
   Raw              $21,706         $21,357
   materials
   Work in           10,911           9,621
   process
   Finished          53,253          49,408
   goods
                    $85,870         $80,386


4. Accumulated depreciation on property, plant and equipment was $188,906 at June 30, 1996, and $182,690 at December 31, 1995.

5. During the first quarter of 1996, the Company invested approximately $3 million to acquire shares of common stock of a privately-held company, IBC Advanced Technologies, Inc. During the second quarter of 1996, the Company invested approximately $1 million to acquire shares of common stock of Celsis International plc, a company based in England that specializes in technology used in the detection and measurement
  of  microbial  contamination.    These investments are included
  in Other Assets and are carried at cost, which approximates market value. Also during the second quarter of 1996, the Company invested an additional $1.5M to acquire certain technology license rights from Celsis, and this amount was recorded in Intangible Assets.

6. The Company and Waters Corporation are engaged in an arbitration proceeding and related litigation, both of which commenced in the second quarter of 1995, with respect to the
  amount  of   assets required  to  be  transferred by the
  Company's Retirement  Plan  in connection    with   the
  Company's  divestiture   of   its   former
  Chromatography  Division.   The  Company  believes  that   it
  has meritorious arguments and should prevail. The ultimate disposition of this matter is not expected to have a material adverse effect on the Company's financial condition.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The  following  Discussion  and Analysis  includes  certain
forwardlooking statements which are subject to a number of risks and uncertainties as described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the
year ended December 31,  1995.   Such  forward-looking statements
are based on current expectations and actual results may differ materially.

Consolidated net sales for the second quarter of 1996 were $162 million, an increase of 8% over sales for the same period last year. Sales growth measured in local currency terms was 17% in the second quarter of 1996, but fluctuations in foreign currency exchange rates, primarily the strengthening of the U.S. dollar against the Japanese Yen, decreased reported sales growth by 9 percentage points. If foreign exchange rates remain at July 31, 1996 levels, the effect of foreign currency is expected to reduce reported third quarter sales growth by approximately 7 percentage points and full year 1996 sales growth by approximately 6 percentage points. The following table summarizes sales growth by geography and market:

                   Sales growth rates        Sales growth rates
                    measured in local         measured in U.S.
                       currencies                 dollars
                    Three        Six          Three       Six
                    months     months        months     months
                    ended       ended         ended      ended
                   6/30/96     6/30/96       6/30/96    6/30/96

   Americas          16%         14%           14%        13%
   Europe              8%        7%            5%         6%
   Asia/Pacific      26%         24%           4%         8%
                     17%         16%           8%         9%
   Consolidated


   Microelectron     22%         24%           9%         15%
   ics Mfg.
   Biopharmaceut     31%         23%           22%        17%
   ical Mfg.
   Analytical          5%        5%           (3%)        0%
   Laboratory
                     17%         16%           8%         9%
   Consolidated

The   31%   sales   growth  in  the  biopharmaceutical   market
was significantly higher than in the growth achieved in this market in the first quarter of 1996. Contributing to this increased growth rate was the shipment of a number of large protein purification systems for biotechnology-derived drugs.

Gross margin in the second quarter of 1996 was equal to 59.6 percent of sales, the same percentage as recorded in the second quarter of 1995. Gross margin percentage decreased compared to the 60.4 percent recorded in the first quarter of 1996, and that decrease is primarily due to the higher mix of lower-margin capital equipment sales to biopharmaceutical manufacturing
customers discussed above.   Although quarterly  results  may
fluctuate, the Company expects that gross margin percentages for the full year 1996 will approximate those of the first half of 1996.

Selling, general and administrative expenses in the second quarter of 1996 increased approximately 5% over expenses for the second quarter of 1995. The Company expects that spending for the full year 1996 will continue to increase over 1995 at a rate consistent with or slightly lower than sales growth.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (continued)

Research and development expenses in the second quarter of 1996 increased approximately 6% over expenses for the second quarter of 1995, representing an increased level of investment in new product development for the microelectronics market in addition to the continued funding of all major programs.

Net interest expense in the second quarter of 1996 was approximately equal to net interest expense for the second quarter of 1995. Net interest expense is expected to decrease slightly in the third quarter as compared to the second quarter of 1996 as cash generated from operations is used to reduce short-term borrowings.

The Company's 23.5 percent effective income tax rate for the first quarter is the same as the anticipated effective rate for the full year, compared to 22.5 percent for the full year in 1995.

A substantial portion of the Company's business is conducted outside of the United States through its foreign subsidiaries.
This exposes the   Company   to  risks  associated  with  foreign
currency   rate fluctuations which can impact the Company's revenue
and net income. To partially mitigate this risk, the Company has entered into foreign currency transactions, primarily forward and option contracts to sell Yen, on a continuing basis in amounts and timing consistent with the underlying currency exposure so that the gains or losses on these transactions offset gains or losses on the underlying exposure. In the second quarter of 1996, a gain of $546k was realized on the Company's forward exchange contracts and was recorded in cost of sales, compared to a loss of $804k in the second quarter of 1995. The Company does not engage in any speculative trading activity.

Cash generated from operations increased to approximately $33 million for the first six months of 1996 from approximately $29 million in the first six months of 1995. The increased cash flow was primarily the result of increased net income for the period, less a slight increase in net working capital. The increase in accounts receivable during the first half of 1996 is primarily the result of increased sales in the Asia/Pacific region where collection cycles are typically longer than in the U.S. or Europe. During the first six months of 1996, cash from operations was primarily used to invest in property, plant and equipment and to pay dividends. Property, plant and equipment expenditures through the first six months of 1996 were approximately the same as for the first six months of 1995, but are expected to increase in the second half of 1996.

At January 1, 1996, the Company had spent approximately $42 million on share repurchases under a $50 million open market share repurchase program begun in 1995. Early in the first quarter of 1996, the Company announced plans to spend an additional $50 million on open market share repurchases. During the first six months of 1996, the Company spent approximately $38 million, net
of proceeds from  stock option   exercises,  to  repurchase  shares
of  its  common   stock. Repurchases during 1996 have been funded
primarily by an increase  in short-term  borrowings  of
approximately $38 million.   Repayment  of these additional
borrowings and further share repurchases in 1996 are expected to be funded by cash generated from operations.

PART II - OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Security Holders

         a.     The  Annual  Meeting  of  Stockholders  of
         Millipore Corporation was held on April 18, 1996.

         c.    The  following  four matters were voted  upon  at
         the Annual  Meeting:   (1)  the  election  of  three
         Class III Directors for a three-year term and one Class I Director for a one-year term; (2) the adoption of the Amendment to Millipore's Restated Articles of
         Organization  to  increase Millipore's   authorized
         capital   from   80,000,000    to 120,000,000  shares of
         Common Stock, $1.00 Par  Value;   (3) the  adoption  of
         the Millipore 1995 Combined Stock Option Plan; and (4) the adoption of an amendment to the Millipore Corporation Long Term Restricted Stock (Incentive) Plan. The following votes were tabulated with respect to each matter.

                                            Number of Shares
                                                                Broker
         Matter Voted Upon       Votes"For"  Withheld  Abstent NonVotes

          Election of Directors:
             Charles Baker       35,809,920  214,457
             Maureen Hendricks   35,804,882  219,495
             Thomas Pyle         35,812,162  212,215
             C. William Zadel    35,605,051  419,326
             (Class I)

          Amendment to
          Millipore's Restated   34,068,220  1,829,762  126,394       1
          Articles of
          Incorporation

          Adoption of the
          Millipore 1995         34,655,023  1,246,596  122,755      2
          Combined Stock Option
          Plan

          Amendment to the Long
          Term Restricted Stock  34,397,736  1,486,698  139,941       2
          (Incentive) Plan




Item 6.  Exhibits and Reports on Form 8-K.

         b. Reports on Form 8-K - There were no reports on Form 8 K filed for the quarter ended June 30, 1996.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Millipore Corporation
                             Registrant



July 30, 1996                 /s/ Michael P. Carroll
Date                          Michael P. Carroll
                              Vice President, Chief Financial Officer
                              and Treasurer