Form 10-Q
period 1996-09-30
MILLIPORE CORP
filed 1996-11-12
CIK 66479

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from            to



COMMISSION FILE NUMBER   0-1052

Millipore Corporation
(Exact name of registrant as specified in its charter)

Massachusetts
(State or other jurisdiction of incorporation or organization)

04-2170233
(I.R.S. Employer Identification No.)

80 Ashby Road
Bedford, Massachusetts  01730
(Address of principal executive offices)


Registrant's telephone number, include area code    (617) 275-
9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No


The Company had 43,275,007 shares of common stock outstanding as of October 22, 1996.



                      MILLIPORE CORPORATION
                       INDEX TO FORM 10-Q





                                                  Page No.
Part I.   Financial Information

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets --
             September 30, 1996 and December 31, 1995                        2

          Consolidated Statements of Income --
             Three and Nine Months Ended September 30, 1996 and 1995         3

          Consolidated Statements of Cash Flows --
             Nine Months Ended September 30, 1996 and 1995                   4

          Notes to Consolidated Condensed
             Financial Statements                                          5-6

Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations              7-8

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                   9

          Signatures                                                        10





                      MILLIPORE CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)


                                     September        December
                                        30,             31,
                                       1996             1995
ASSETS                                      (Unaudited)
Current assets
   Cash                             $    3,190       $    2,696
   Short-term investments               22,543           21,062
   Accounts receivable, net            151,360          147,759
   Inventories                          90,903           80,386
   Other current assets                 11,199            6,800
   Receivables arising from sale of
   businesses                                -            3,056

Total Current Assets                   279,195          261,759

Property, plant and equipment, net     188,617          191,250
Intangible assets                        8,395            7,219
Deferred income taxes                   53,179           53,179
Other assets                            30,219           17,538

Total Assets                        $  559,605       $  530,945

LIABILITIES AND SHAREHOLDERS'EQUITY
Current liabilities
   Notes payable and current
   portion of long-term debt        $  107,089       $   80,768
   Accounts payable                     37,897           33,436
   Accrued expenses                     28,925           32,366
   Accrued divestiture costs             3,689            6,543
   Dividends payable                     3,894            3,537
   Accrued retirement plan
   contributions                         4,464            4,846
   Accrued and deferred income
   taxes payable                         3,226            9,926
Total Current Liabilities              189,184          171,422

Long-term debt                          99,312          105,272
Other liabilities                       23,995           22,776
Accrued divestiture costs                2,000            5,000
Shareholders' equity
   Common stock                         56,988           56,988
   Additional paid-in capital                -                -
   Retained earnings                   581,154          523,633
   Unrealized gain on securities
   available for sale                   11,072                -
   Translation adjustments             (4,591)              375
                                       644,623          580,996
   Less:  Treasury stock, at cost,
   13,719 shares in 1996 and
   12,727 in 1995                    (399,509)        (354,521)
Total shareholders' equity             245,114          226,475

Total Liabilities and
Shareholders' Equity                $  559,605       $  530,945



 The accompanying notes are an integral part of the consolidated condensed financial statements.

                               -2-


                        MILLIPORE CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME
                (In thousands except per share data)
                             (Unaudited)


                          Three Months Ended       Nine Months Ended
                             September 30,            September 30,
                              1996        1995        1996       1995

Net sales                $ 148,913   $ 147,547   $ 467,317  $ 439,482


Cost of sales               60,774      61,293     188,132    180,581

Gross profit                88,139      86,254     279,185    258,901

Selling, general &
administrative expenses     50,226      48,842     152,425    144,247

Research & development       9,610       9,352      28,760     27,020
expenses

Operating income            28,303      28,060      98,000     87,634

Gain on sale of equity       2,858           -       2,858          -
securities

Interest income                660         427       2,034      1,150

Interest expense           (2,995)     (2,616)     (8,650)    (7,785)

Income before income taxes  28,826      25,871      94,242     80,999

Provision for income taxes   6,774       5,821      22,147     18,225

Net Income                $ 22,052    $ 20,050    $ 72,095   $ 62,774


Net Income per
common share              $   0.51    $   0.45    $   1.65   $   1.39

Cash Dividends declared
per common share          $   0.09    $   0.08    $   0.26   $  0.235

Weighted average common     43,335      44,642      43,714     45,200
shares





   The accompanying notes are an integral part of the consolidated condensed financial statements.



                                 -3-

                      MILLIPORE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)


                                           Nine Months Ended
                                             September 30,

                                          1996           1995

Cash Flows From Operating Activities:
Net income                              $ 72,095       $ 62,774
Adjustments to reconcile net income to
net cash provided:
   Depreciation and amortization          22,736         19,975
   Gain on sale of equity securities     (2,858)              -
   Deferred income tax provision               -            543
   Change in operating assets and
   liabilities:
   (Increase) in accounts receivable     (9,042)        (8,101)
   (Increase) in inventories            (13,377)        (6,024)
   (Increase) in other current assets    (3,223)        (2,058)
   (Increase) in other assets            (4,582)        (7,123)
   Increase in accounts payable and
   accrued expenses                        4,407          2,247
   (Decrease) in accrued retirement
   plan contributions                      (310)          (490)
   Increase in accrued income taxes        1,746          1,364
   Other                                   2,993        (4,390)
Net cash provided by operating
activities                                70,585         58,717

Cash Flows From Investing Activities:
Additions to property, plant and
equipment                               (22,808)       (20,262)
Investment in businesses                 (3,990)              -
Investment in intangible assets          (1,523)              -
Proceeds from sale of equity
securities                                 2,979              -
Net cash spent by discontinued
operations                               (7,735)        (6,210)
Net cash used in investing activities   (33,077)       (26,472)

Cash Flows From Financing Activities:
Treasury stock acquired                 (57,552)       (76,350)
Issuance of treasury stock under stock
plans                                      8,454         14,764
Cash paid to close out foreign
currency swap                                  -        (3,546)
Net change in short-term debt             26,147         45,878
Repayment of long-term debt                (735)           (47)
Dividends paid                          (11,109)       (10,553)
Net cash used in financing activities   (34,795)       (29,854)

Effect of foreign exchange rates
on cash and                                (738)            693
 short-term investments
Net increase in cash and short-term     $  1,975        $ 3,084
investments

Cash and short-term investments on
January 1                               $ 23,758       $ 30,236
Cash and short-term investments on
September 30                            $ 25,733       $ 33,320

       The accompanying notes are an integral part of the consolidated condensed financial statements.

                               -4-
                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (In thousands, except share data)


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

2.On June 8, 1995, the Company's Board of Directors authorized a two-
  for-one stock split in the form of a 100% stock dividend, payable on July 21, 1995 to shareholders of record as of June 23, 1995. Par value per share remained at $1.00. The stock split resulted in the issuance of 28,494,000 additional shares of common stock from authorized but unissued shares. Accordingly, weighted average share and per share amounts for 1995 have been restated to reflect the stock split.

  At the Company's Annual Meeting on April 18, 1996, shareholders voted to adopt an amendment to the Company's restated Articles of Incorporation, increasing the number of authorized Common Shares from 80,000,000 to 120,000,000.

3.   Inventories consist of the following:

                      September        December 31,
                       30, 1996                1995
   Raw materials        $23,392             $21,357
   Work in process       11,459               9,621
   Finished goods        56,052              49,408
                        $90,903             $80,386


4. Accumulated depreciation on property, plant and equipment was $192,891 at September 30, 1996, and $182,690 at December 31, 1995.

5. During the first quarter of 1996, the Company invested approximately $3,000 to acquire shares of common stock of a privately-held company, IBC Advanced Technologies, Inc. During the second quarter of 1996, the Company invested approximately $1,000 to acquire shares of common stock of Celsis International plc, a company based in England that specializes in technology used in the detection and
     measurement  of  microbial contamination.   These  investments  are
     included in Other Assets and are carried at cost, which approximates market value. Also during the second quarter of 1996, the Company invested an additional $1,500 to acquire certain technology license rights from Celsis, and this amount was recorded in Intangible Assets.

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




                                 -5-
                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (In thousands, except share data)

7. In August, 1994, the Company sold certain assets of its non-membrane bioscience business to PerSeptive Biosystems, Inc. Proceeds from this sale included four thousand shares of PerSeptive's
     preferred  stock,  which  was  redeemable  in  four  equal   annual
     installments  of $10,000 each payable in either cash or  shares  of
     PerSeptive  common stock beginning in August 1995.   The  preferred
     stock was recorded at management's estimate of fair market value on the date of receipt.

     As of September 30, 1996, the Company has received 2,160,000 shares of Perseptive common stock in connection with Perseptive's preferred stock redemption requirement. These common shares are considered available-for-sale securities under the provisions of FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" and are recorded at fair market value and included in Other Assets in the Company's balance sheet at September 30, 1996. The unrealized holding gain on the common stock, net of income tax, is recorded separately in shareholders' equity. Any realized gain on the sale of these securities will be recognized when the shares are sold.






































                                 -6-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following Discussion and Analysis includes certain forward-looking statements which are subject to a number of risks and uncertainties as described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Such forward-looking statements are based on current expectations and actual results may differ materially.

Consolidated net sales for the third quarter of 1996 were $149.0 million, an increase of 1% over sales for the same period last year. Sales growth measured in local currency terms was 7% in the third quarter of 1996, but fluctuations in foreign currency exchange rates, primarily the strengthening of the U.S. dollar against the Japanese Yen, decreased reported sales growth by 6 percentage points. If foreign exchange rates remain at October 31, 1996 levels, the effect of foreign currency is expected to reduce reported fourth quarter sales growth by approximately 4 percentage points and full year 1996 sales growth by approximately 5 percentage points. The following table summarizes sales growth by geography and market:

                         Sales growth rates        Sales growth rates
                         measured in local         measured in U.S.
                         currencies                dollars

                            Three        Nine         Three        Nine
                           months      months        months      months
                            ended       ended         ended       ended
                          9/30/96     9/30/96       9/30/96     9/30/96

   Americas                    5%         11%            3%         10%
   Europe                    (1)%          4%          (4)%          3%
   Asia/Pacific               16%         21%            2%          6%
   Consolidated                7%         13%            1%          6%



   Microelectronics Mfg.       0%         16%          (8)%          7%
   Biopharmaceutical Mfg.      9%         18%            4%         12%
   Analytical Laboratory      11%          7%            6%          2%

   Consolidated                7%         13%            1%          6%


A slowdown in the semiconductor industry affected the Company's microelectronics manufacturing business in the third quarter, which posted no growth after 13 successive quarters of double-digit sales growth. The 9 percent growth in the biopharmaceutical market in the third quarter was lower than the growth achieved through the first nine months of 1996, primarily due to a lower sales to the European and Japanese markets and timing issues associated with shipments of large protein purification systems. The 11 percent growth in the Analytical Laboratory business was significantly higher than the 5 percent growth posted for the second quarter of 1996, as well as the 6 percent growth recorded in the first quarter. The sales increase was largely driven by new products and market initiatives in applied microbiology, biotech research, and laboratory water.

Gross margins in the third quarter of 1996 was equal to 59.2 percent of sales, compared to 58.5 percent in the third quarter of 1995. The gross margin percentage in the third quarter of 1996 is slightly lower than the 59.6 percent recorded in the second quarter of 1996, primarily due to lower production volume in the Company's microelectronics manufacturing plants. The Company expects that gross margin percentages for the fourth quarter of 1996 will be slightly lower than those of the first nine months of 1996.




                                 -7-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (continued)



Selling, general and administrative expenses (S,G & A) in the third quarter of 1996 increased approximately 3 percent over S,G & A expenses for the third quarter of 1995. Included in S,G & A in the third quarter is a non-recurring charge of approximately $2.0 million incurred to move the Company's Japanese subsidiary into a new headquarters and R & D facility. The Company expects that S,G & A spending in the fourth quarter of 1996 will increase slightly over spending in the third quarter.

Research and development expenses in the third quarter of 1996 increased approximately 3% over expenses for the third quarter of 1995, representing an increased level of investment in new product development for the microelectronics market in addition to the continued funding of all major programs.

The gain on sale of equity securities of $2.8 million represents the sale of a portion of the Company's stock holdings in a Japanese company. The Company anticipates selling an additional portion of this equity investment in the fourth quarter of 1996 and to realize an approximately similar gain.

Net interest expense in the third quarter of 1996 was slightly higher than that of the third quarter of 1995. Net interest expense for the full year is expected to approximate that of 1995.

The Company's 23.5 percent effective income tax rate for the third quarter is the same as the anticipated effective rate for the full year, compared to 22.5 percent for the full year in 1995.

A substantial portion of the Company's business is conducted outside of the United States through its foreign subsidiaries. This exposes the Company to risks associated with foreign currency rate fluctuations which can impact the Company's revenue and net income. To partially mitigate this risk, the Company has entered into foreign currency transactions, primarily forward and option contracts to sell Yen, on a continuing basis in amounts and timing consistent with the underlying currency exposure so that the gains or losses on these transactions offset gains or losses on the underlying exposure. In the third quarter of 1996, a gain of $400 thousand was realized on the Company's foreign exchange contracts and was recorded in cost of sales, compared to a loss of $1.0 million in the third quarter of 1995. The Company does not engage in speculative trading activity.

Cash generated from operations increased to approximately $71.0 million for the first nine months of 1996 from approximately $59.0 million in the first nine months of 1995. The increased cash flow was primarily the result of increased net income for the period. The increase in accounts receivable during the first nine months of 1996 is primarily the result of increased sales in the Asia/Pacific region where collection cycles are typically longer than in the U.S. or Europe. During the first nine months of 1996, cash from operations was primarily used to invest in property, plant and equipment, pay dividends, and repurchase shares of the Company's common stock. Property, plant and equipment expenditures through the first nine months of 1996 were slightly higher than for the first nine months of 1995, but are expected to be comparable to full year 1995.

At January 1, 1996, the Company had spent approximately $42.0 million on share repurchases under a $50.0 million open market share repurchase program begun in 1995. Early in the first quarter of
1996, the Company announced plans to spend an additional $50.0 million on open market share repurchases. During the first nine months of 1996, the Company spent approximately $49.0 million, net of proceeds from stock option exercises, to repurchase shares of its common stock. Repurchases during 1996 have been funded primarily by cash generated from operations and an increase in short-term borrowings of approximately $26.0 million. Repayment of these additional borrowings and any further share repurchases in 1996 are expected to be funded by cash generated from operations.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         b. Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended September 30, 1996.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Millipore Corporation
                              Registrant



September  30, 1996           /s/ Michael P. Carroll
Date                          Michael P. Carroll
                              Vice President, Chief Financial Officer
                              and Treasurer