Form 10-K
period 1996-12-31
MILLIPORE CORP
filed 1997-03-10
CIK 66479

-1-

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-K
   (Mark One)
       Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Fee required)
   For the fiscal year ended December 31, 1996 or
       Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 (No fee required)
   For the transition period from ___________ to
   ______________
   Commission File Number 0-1052

                    MILLIPORE CORPORATION
   (Exact name of registrant as specified in its charter)

       Massachusetts                           04-2170233
    (State or Other Jurisdiction of     (I.R.S. Employer
Identification No.)
    Incorporation or Organization)
    80 Ashby Road, Bedford, MA                   01730
    (Address of principal executive offices)    (Zip Code)
                        (617) 275-9200
    (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
                                          Name of Exchange
        Title of Class                    on Which Registered
Common Stock, $1.00 Par Value         New York Stock Exchange,
Inc
Securities registered pursuant to Section 12(g) of the Act:
                            None
  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.
   As of February 21, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $1,907,834,434 based on the closing price on that date on the New York Stock Exchange.
     As of February 21, 1997, 43,432,561 shares of the registrant's Common Stock were outstanding.

Item 1.  Business.

The Company

     Millipore Corporation was incorporated under the laws of Massachusetts on May 3, 1954. Millipore is a leader in the field of membrane separations technology and develops, manufactures and sells products which are used primarily for the analysis, identification and purification of fluids. Millipore's products are based on a variety of membrane and other technologies that effect separations, principally through physical and chemical methods. Millipore is an integrated multinational manufacturer of these products. During 1996 approximately 65% of Millipore's net sales were made to customers outside the United States. Geographic segment information is discussed in Note Q to the Millipore Corporation Consolidated Financial Statements (the "Financial Statements"). Unless the context otherwise requires, the terms "Millipore" or the "Company" mean Millipore Corporation and its subsidiaries (including, except where noted, the Amicon Separation Science Business of W. R. Grace & Co. ("Amicon") and excluding Tylan General, Inc. ("Tylan"), described below).

     On December 31, 1996, Millipore acquired Amicon for a purchase price of $129,300,000 in cash (including transaction costs). Amicon develops, manufactures and sells molecular separation and purification products for the life science research laboratory and for pharmaceutical/biotechnology manufacturing applications. The technologies employed in its products consist primarily of membrane ultrafiltration and liquid chromatography. Amicon's 1996 revenues were approximately $57,000,000. For further financial information concerning the accounting for the purchase of Amicon see Note C to the Financial Statements. For a discussion of the Tylan General, Inc. acquisition and business see page 6.

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

     The principal separation technologies utilized by the Company are based on membrane filters, and certain chemistries, resins and enzyme immunoassays and liquid chromatography. Membranes are used to filter either the wanted or the unwanted particulate, bacterial, molecular or viral entities from fluids, or to concentrate and retain such entities (in the fluid) for further processing. Some of the Company's newer membrane materials also use affinity, ion-exchange or electrical charge mechanisms for separation.

     Both analytical and purification products incorporate membrane and other technologies. The Company's products include disc and cartridge filters and housings of various sizes and configurations, filter-based test kits and precision pumps and other ancillary equipment and supplies.

     The Company sells more than 3,000 products. Most of the Company's products are listed in its catalogs and are sold as standard items, systems or devices. For special applications, the Company assembles custom products, usually based upon standard modules and components. In certain instances (particularly with respect to process chromatography), the Company also designs and engineers process systems to meet specific needs of the customer. The Company's products also include, in some cases, proprietary software designed to operate and/or integrate certain of its other products or systems (particularly membrane ultrafiltration and chromatography systems).

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

     Microelectronics Industry. The microelectronics industry uses the Company's products to purify (by removing particles and unwanted contaminating molecules), deliver, and monitor the liquids and gases used in the manufacturing processes of semiconductors and other microelectronics components. Sales to the microelectronics market accounted for 28.1 percent of Millipore's 1996 consolidated sales. The microelectronics manufacturing market has experienced historic volatility, and the effect of any such volatility in the future could significantly affect Millipore's sales growth.

     Chemical Industry. Chemical manufacturers and processors use the Company's products for purification of reagent grade chemicals, for monitoring the atmosphere and waste streams in the industrial workplace and for the purification of water for laboratory use.

     Food and Beverage Industry. The Company's products are used by the food and beverage industry in quality control and process applications principally to monitor for microbiological contamination; to remove bacteria and yeast from products such as wine and beer, in order to prevent spoilage.

     Universities and Government Agencies. Universities, governments and private and corporate research and testing laboratories, environmental science laboratories and regulatory agencies purchase a wide range of the Company's products. Typical applications include: purification of proteins; cell culture, and cell structure studies and interactions; concentration of biological molecules; fractionation of complex molecular mixtures; and collection of microorganisms. The Company's water purification products are used extensively by these organizations to prepare high purity water for sensitive assays and the preparation of tissue culture media.


Sales and Marketing

     The Company sells its products within the United States primarily to end users through its own direct sales force and, in the case of analytical products, to a limited extent through an independent distributor. The Company sells its products in foreign markets through the sales forces of its subsidiaries and branches located in more than 30 major industrialized and developing countries as well as through independent distributors in other parts of the world. During 1996, the Company's marketing, sales and service forces (including Tylan) consisted of approximately 379 employees in the United States and 702 employees abroad.

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

     The Company believes that its technical support services are important to its marketing efforts. These services include assisting in defining the customer's needs, evaluating alternative solutions, designing a specific system to perform the desired separation; training users, and assisting customers in compliance with relevant government regulations.


Research and Development

     In its role as a pioneer of membrane separations, Millipore has traditionally placed heavy emphasis on research and development. Research and development activities include the extension and enhancement of existing separations technologies to respond to new applications, the development of new membranes, and the upgrading of membrane based systems to afford the user greater purification capabilities. Research and development efforts also identify new separations applications to which disposable separations devices would be responsive, and develop new configurations into which membrane and ion exchange separations media can be fabricated to efficiently respond to the applications identified. Instruments, hardware, and accessories are also developed to incorporate membranes, modules and devices into total separations systems. Introduction of new applications frequently requires considerable market development prior to the generation of revenues. Millipore performs substantially all of its own research and development and does not provide material amounts of research services for others. Millipore's research and development expenses (excluding Amicon and Tylan) in 1994, 1995 and 1996 with respect to continuing operations were, $34,327,000, $36,515,000 and $38,429,000, respectively. Amicon's research and development expenses in 1994, 1995 and 1996 were $4,144,000, $4,439,000, and $5,180,000, respectively. Tylan's research and development expenses in Fiscal 1994, 1995 and 1996 were $4,189,000, $7,526,000, and $11,807,000, respectively. See
Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report and also footnotes to Selected Financial Data in Item 6 below for a discussion of research and development write-offs relating to the Amicon and Tylan acquisitions.

     The Company has traditionally licensed newly developed technology from unaffiliated third parties and/or acquired distribution rights with respect thereto, when it believes it is in its long term interests to do so. In this tradition, in November of 1995 Millipore entered into an agreement with IBC Advanced Technologies to combine their technologies to create a new class of purification products which Millipore intends to take to its customers in its markets. This technology places ligands (organic molecules) on membranes in order to selectively bind with a target molecule in solution, for example a calcium, iron or aluminum ion. Similarly, in May of 1996 Millipore entered into an R&D supply and distribution agreement with Celsis International plc. designed to enhance Millipore's entry into the rapid microbiological market, where there is a need for faster, easier and more accurate ways to detect microbiological contamination. The Celsis technology focuses on the development and supply of rapid diagnostics and monitoring systems to detect and measure microbial contamination.

     Millipore has been granted a number of patents and licenses and has other patent applications pending both in the United States and abroad. While these patents and licenses are viewed as valuable assets, Millipore's patent position is not of material importance to its operations. Millipore also owns a number of trademarks, the most significant being "Millipore."

Competition

     The Company faces intense competition in all of its markets. The Company believes that its principal competitors include Pall Corporation, Barnstead Thermolyne Corporation and Sartorius GmbH. Certain of the Company's competitors are larger and have greater resources than the Company. However, the Company believes that it offers a broader line of products, making use of a wider range of separations technologies and addressing a broader range of applications than any single competitor.

     While price is an important factor, the Company competes primarily on the basis of technical expertise, product quality and responsiveness to customer needs, including service and technical support.


Environmental Matters

The Company is subject to numerous federal, state and foreign laws and regulations that impose strict requirements for the control and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste. These laws and regulations include the federal Comprehensive Environmental Response, Compensation, and Liability Act, the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. The Company is in substantial compliance with applicable environmental requirements. Because regulatory standards under environmental laws and regulations are becoming increasingly stringent, however, there can be no assurance that future developments will not cause the Company to incur material environmental liabilities or costs.

Under the Clean Air Act Amendments of 1990 ("CAA"), the Environmental Protection Agency ("EPA") has been directed, among other things, to develop standards and permit procedures with respect to certain air pollutants. Because many of the implementing regulations have not yet been promulgated, the Company cannot make a final assessment of the impact of the CAA. Based upon its preliminary review of the CAA, however, the Company currently believes that compliance with the CAA will not have a material adverse impact on the operations or financial condition of the Company.


  Tylan General, Inc. Acquisition

  Millipore acquired all the shares of Tylan effective as of January 27, 1997. The acquisition of the shares of Tylan was at a price of $16 per share, or approximately $133,000,000. Millipore also assumed Tylan's outstanding debt, net of cash, of approximately $23,600,000. Tylan develops, manufactures, markets and sells a broad range of components used in the handling of process gases for the semiconductor industry. Tylan had 1996 sales of approximately $148,000,000. For further financial information concerning the accounting treatment of the Tylan acquisition, see Note D to the Financial Statements on Page F-15 of this report.


  Products and Technologies

  Tylan's mass flow controllers measure mass flow by separating a small portion of the main gas stream and sensing the heat transfer it creates as it flows through a small measuring capillary. This information is used by the product's servo control circuit as it adjusts the position of the product's internal control valve. The result is a highly accurate, reliable and repeatable measurement and control of the process gas flow rate.

  Tylan's pressure products are used to measure and control pressure in process reactors. Tylan's capacitance diaphragm gauges can be used to measure total pressure in a process chamber and, when used in conjunction with a variable conductance valve and a pressure controller, can be used to control the pressure in process reactors.

  Gas panels are typically comprised of mass flow controllers, filters, purifiers, shut-off valves, regulators and other associated hardware. Their purpose is to manage the on-tool handling of the gases that are supplied to the system. The process gases in a semiconductor fabrication facility are generally stored in large bulk containers and are distributed throughout the facility in highly pressurized pipes or gas lines. Once delivered to the tool, particles and contaminants must be removed, gas flow rates must be measured and controlled and the resultant mixture of process gases must be routed to the process chamber. These critical functions are performed by the gas panel. Tylan designs and manufactures ultraclean gas panels both for new process tools and for retrofit or replacement on existing tools. In response to the growing demand for ultraclean gas panels, it has recently developed the Intelligent Gas Panel, which allows real-time monitoring of mass flow controller performance.

  Sales and Marketing

  Tylan primarily sells its products through a worldwide network of direct sales personnel augmented by strategically located distributors and representatives.

  Tylan services products from six Company-owned service offices in the United States. Internationally, it provides service through seven Company-owned service offices: Korea, Japan, the United Kingdom, France, Germany (two locations) and Scotland. All of these offices provide calibration of ultraclean mass flow controllers in modern clean room facilities. In addition, service is also provided internationally through agreements with certain key distributors in Taiwan, Singapore, Ireland and Israel.

  Customers and Markets

  Tylan's customers are primarily manufacturers of semiconductor wafer processing equipment. It also sells retrofit or replacement parts directly to integrated circuit manufacturers. These manufacturers often specify to their equipment suppliers which vendor's process instrumentation should be supplied with a particular process tool.

  Research & Development

  Tylan's research and development efforts are focused on developing products that address the evolving needs of its customers and enhancing its existing products. The markets in which it competes are characterized by evolving industry standards and continuous improvements in products and services. To compete effectively in such markets, Tylan must continually improve its products and develop new products that compare favorably on the basis of price and performance. The markets in which Tylan's customers compete are also characterized by rapidly changing technology and emerging industry standards. Consequently, Tylan must adapt its products to meet such technological changes and support such standards.

  Competition

  The market for Tylan's products is highly competitive. Significant competitive factors include cost of ownership, historical relationships, product quality, performance, size of installed base, breadth of product line and customer service and support.

  Tylan competes with a number of companies in its mass flow controller markets and with other companies, including MKS
  Instruments, in its pressure products markets.

  Although Tylan has achieved significant sales of its pressure products to the Japanese market, the Japanese mass flow control market has been difficult for non-Japanese companies to penetrate. In addressing the Japanese mass flow control market, Tylan is at a competitive disadvantage compared to Japanese suppliers, many of which have long-standing collaborative relationships with Japanese integrated circuit manufacturers and their equipment suppliers.

Restructuring and Divestitures

    In August 1994, Millipore completed the divestiture of its Instrumentation Divisions (the Waters Chromatography business and the non-membrane bioscience instrument business). The Company realized a net loss of $3.4 million in 1994 upon the disposition of those divisions, including all costs estimated to be incurred in connection with the divestitures as well as the pre-tax operating losses generated by those divisions from November 11, 1993 through the date of completion of the divestitures.

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

    As of December 31, 1996, Millipore (excluding Amicon and
Tylan) employed 3,482 persons worldwide, of whom 1,707 were employed in the United States and 1,775 overseas. Amicon employed approximately 400 employees at year end 1996, and Tylan employed approximately 800 employees at year end 1996.
Executive Officers of Millipore

     The following is a list as of March 1, 1997 of the Executive
Officers of Millipore. All of the following individuals were elected to serve until the Directors Meeting next following the 1997 Annual Stockholders Meeting.

                                                 First Elected:
                                                           To
                                                   An    Present
Name                 Age   Office               Officer  Office

C. William Zadel      53   Chairman of the Board  1996     1996
                           President and Chief
                           Executive Officer of
                           the Corporation

Geoffrey Nunes        66   Senior Vice President  1976     1980
                           of the Corporation

Michael P. Carroll    46   Vice President
                           of the Corporation     1992     1992
                           and Chief Financial
                           Officer

Douglas B. Jacoby     50   Vice President         1989     1989
                           of the Corporation

John E. Lary          50   Vice President         1994     1994
                           of the Corporation

Joanna Nikka          45   Vice President         1996     1996
                           of the Corporation

Jeffrey Rudin         45   Vice President         1996     1996
                           of the Corporation
                           and General Counsel

Hideo Takahashi       55   Vice President of      1996     1979
                           the Corporation and         (As President
                           President of Nihon           of Nihon
                           Millipore                    Millipore)



   Mr. Zadel was elected President, Chief Executive Officer and Chairman on February 20, 1996. Mr. Zadel had been, since 1986, President and Chief Executive Officer of Ciba Corning Diagnostics Corp., a company that develops, manufactures and sells medical diagnostic products. Prior to that he was Senior Vice President of Corning Glass Works' (now Corning Inc.) Americas Operations
(1985) and Vice President of business development (1983). Mr. Zadel currently serves on the Boards of Directors of Kulicke and Soffa Industries, Inc., Matritech, Inc. and Zoll Medical Corporation.

     Mr. Nunes joined Millipore in 1976 as Vice President and
General Counsel and was elected a Senior Vice President in 1980.
Mr. Nunes has announced that he will be retiring from Millipore at the end of April 1997.

     Mr. Carroll joined Millipore in 1986 as Vice
President/Finance for the Membrane Products Division following a ten-year career in the general practice audit division of Coopers and Lybrand. In 1988, Mr. Carroll assumed the position of Vice President of Information Systems (worldwide) and in December of 1990, he became the Vice President of Finance for the Company's Waters Chromatography Division. Mr. Carroll was elected to Corporate Vice President, Chief Financial Officer and Treasurer in February, 1992. Mr. Carroll has been designated President Millipore Asia Ltd, a position he will assume once his successor as Chief Financial Officer has been appointed and installed. He will remain a Corporate Vice President.

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

     Ms. Nikka was elected Corporate Vice President for Human Resources in November 1996. Ms. Nikka was Vice President at Fidelity Investments from 1991 to November 1996. Prior to joining Fidelity in 1991, Ms. Nikka was Vice President of Human Resources at Symbolics, Inc.

     Mr. Rudin was elected Corporate Vice President and General Counsel in December 1996. Prior to joining Millipore, and since 1993 Mr. Rudin was Senior Vice President and General Counsel of Ciba Corning Diagnostics Corporation and was Vice President and General Counsel of that company from 1988 until 1993.

     Mr. Takahashi joined Millipore in 1979 as President and
Chief Executive Officer of its Japanese subsidiary, Nihon
Millipore Ltd. Mr. Takahashi was elected as a Vice President of the Company on February 8, 1996.

Item 2.  Properties.

     Millipore owns approximately 1.25 million square feet of facilities located in the United States, Europe and Japan. The following table identifies the principal properties owned by Millipore and describes the purpose, floor space and land area of each.
                                             Floor
                                             Space     Land Area
Location       Facility                      Sq. Ft.     Acres


Bedford,       Executive Offices, research,  352,000      31
MA             pilot production & warehouse

Danvers        Manufacturing and office       65,000      16
MA

Jaffrey,       Manufacturing, warehouse      169,000      31
NH             and office

Cidra,         Manufacturing, warehouse      134,000      36
Puerto Rico    and office

Molsheim,      Manufacturing, warehouse      148,000      20
France         and office

St. Quentin    Office and research            50,000       5
France

Nancy,         Office and research            20,000       6
France

Cork,          Manufacturing                  83,000      20
Ireland

Limerick,      Manufacturing and warehouse    20,000      <1
Ireland

Stonehouse     Manufacturing and office       35,000       1
United Kingdom

Yonezawa,      Manufacturing and warehouse   144,000       7
Japan

                              TOTAL        1,248,000      173

The facilities located in Cidra, Puerto Rico and Yonezawa, Japan are currently underutilized by approximately 25% and 50%, respectively, allowing for future manufacturing and distribution growth. The small facility in Limerick is approximately 70% underutilized.
               _____________________________________

     In addition to the above properties, Millipore has entered into a long term lease for premises abutting its Bedford facility. This lease makes 75,000 square feet of building available to Millipore and contains rights of first refusal and options with respect to the purchase of the premises by Millipore and the sale of the premises to Millipore. During 1988 Millipore entered into a 10-year lease for a building of 130,000 square feet located in Burlington, Massachusetts, approximately 5 miles from its Bedford headquarters. This lease contains a single 5-year extension option. In 1991 the Company entered into a 15-year lease with renewal options for an aggregate of 20 years, as well as a purchase option covering a 134,000 square foot building which is adjacent to the leased property referred to in the first sentence of this paragraph, and which houses the Company's Process System Business, as well as the customer training laboratories for this group.

     In addition to its foregoing properties, Millipore currently leases various manufacturing, sales, warehouse, and administrative facilities throughout the world. Such leases expire at different times through 2006. The rented space aggregate is approximately 717,000 square feet (including leased facilities acquired in the Amicon transaction) and cost was approximately $9,034,000 in 1996. No single lease, in opinion of Millipore, is material to its operations.

Tylan maintains offices and a manufacturing facility for its pressure measurement and control products in a leased 43,700 square foot facility in San Diego, California. The lease on this facility will expire in March 2006. Tylan's primary manufacturing facility for mass flow control products is located in a leased 54,200 square foot facility in Rancho Dominguez, California. The lease on this facility will expire in July 2005. Tylan also leases a 9,700 square foot manufacturing facility for gas panel products in Austin, Texas under a lease that expires in August 1997, and leases a 85,000 square foot manufacturing facility in Plano, Texas under a lease expiring in 2005. Tylan has additional leased sales and service facilities in San Jose, California, Tempe, Arizona and Salem, New Hampshire.

Tylan's principal European manufacturing facility is leased by its subsidiary in Swindon, England, The 6,900 square foot facility serves as the European headquarters for manufacturing. Tylan's subsidiaries also lease a 6,100 square foot sales and service facility in Eching, Germany, a 570 square foot sales and service facility in Dresden, Germany, a 4,800 square foot sales and service facility in St. Quentin Fallavier, France and a 1,000 square foot facility in Livingston, Scotland.

Tylan General K.K. leases a 9,300 square foot manufacturing, sales and service center in Yokohama, Japan. In addition, Tylan General Korea Ltd. leases a 1,700 square foot sales and service facility and Hanyang General Co., Ltd. leases a 1,700 square foot manufacturing facility, both of which are located in Kyunggi-Do, Korea.

     Millipore is of the opinion that all the facilities owned or leased by it are well maintained, appropriately insured, in good operating condition and suitable for their present uses.

Item 3.  Legal Proceedings.

     Millipore has been, over the last 13 years, notified that the EPA has determined that a release or a substantial threat of a release of hazardous substances (a "Release") as defined in
Section 101 of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 (SARA), or analogous state law ("CERCLA" or "Superfund") has occurred at twelve sites to which chemical wastes generated by the manufacturing operations of Millipore or one of its divisions may have been sent. These notifications typically also allege that Millipore is a potentially responsible party ("PRP") under CERCLA with respect to any remedial action needed to control or prevent any such Release. Because CERCLA provides for strict, joint and several liability, a government plaintiff could seek to recover all remediation costs at a waste disposal site from any one of the PRPs, including the Company. Generally, where there are a number of financially viable PRPs, liability has been apportioned, or the Company believes, based on its experience with such matters, that liability will be apportioned, based on the type and amount of waste disposed of by each PRP at such disposal site and the number of financially viable PRPs. No assurance can be given, however, that this method of apportionment will be used at any particular site.

     The Company has paid approximately $14 million to date pursuant to consent decrees with the EPA and relevant state agencies to settle its liability at seven of the Superfund sites at which the Company has been named a PRP. These consent decrees provide the Company with a release from further liability with respect to certain covered matters. However, as is typical with such consent decrees, EPA and the relevant state agencies reserve the right to maintain actions against the settling parties, including the Company, in the event certain actions occur or do not occur. In addition, third party private actions could be brought against the Company for matters not covered in the consent decrees.

     The Company is currently appealing a decision by a federal district court located in Massachusetts, which held that the Company's insurers were not required to indemnify the Company for costs incurred at five of the Superfund sites at which the Company is named a PRP. If the Company loses on appeal, the Company will not receive reimbursement from its carriers at any of the Superfund sites.

     The Company believes it has sufficient reserves, which do not assume recovery from its insurance carriers, to satisfy the Company's estimated remaining liabilities at the twelve Superfund sites. The Company believes that, based on the number and size of financially solvent PRPs participating at each Superfund site, the amount and types of wastes disposed of by the Company at these sites, and the likely availability of contribution from other PRP's in the event the Company were held jointly and severally liable at any of the sites, the aggregate of any future remaining potential liabilities should not have a material adverse effect on the Company's financial condition.

The Company and Waters Corporation are engaged in an arbitration proceeding and a related litigation in the Superior Court, Middlesex, Massachusetts, both of which commenced in the second quarter of 1995 with respect to the amount of assets required to be transferred by the Company's Retirement Plan in connection with the Company's divestiture of its former Chromatography Division. In the second quarter of 1996, Waters filed a Complaint in the Federal District Court of Massachusetts alleging that the Company's operation of the Retirement Plan violates ERISA and certain sections of the Internal Revenue Code. The Company believes that it has meritorious arguments and should prevail in these litigations. The ultimate disposition is not expected to have a material adverse effect on the Company's financial condition, although any settlement of this matter may impact the Company's financial statements in a particular period.

Item 4.   Submission of Matters to a Vote of Security Holders.
     This item is not applicable.

                             PART II

Item 5.  Market for Millipore's Common Stock, and Related Stockholder
Matters.

Millipore Stock Prices

Stock price data from the New York Stock Exchange is based on high and low sales prices. There were approximately 3,355 shareholders of record as of December 31, 1996.

                                                        Dividends
                                                         Declared
                       Range of Stock Prices            Per Share
                       1996            1995          1996    1995
                     High     Low    High     Low
First Quarter      $47.13  $36.00  $28.69  $22.88  $0.080  $0.075
Second Quarter      47.13   35.50   34.56   27.00   0.090   0.080
Third Quarter       43.13   33.88   39.13   31.75   0.090   0.080
Fourth Quarter      43.00   33.63   41.50   34.13   0.090   0.080



Item 6. Selected Financial Data.


(In thousands except
per share)                   1996(a)   1995      1994      1993      1992
Net sales                    $618,735  $594,466  $497,252  $445,366  $427,188

Cost of sales                 249,443   243,849   212,675   193,575   195,462


Gross profit                  369,292   350,617   284,577   251,791   231,726

Selling, general and          202,140   195,026   159,591   145,647   142,701
administrative expenses
Research and development       38,429    36,515    34,327    34,952    32,953
expenses
Purchased research &           68,311         -         -         -         -
development expense(b)

Operating income               60,412   119,076    90,659    71,192    56,072

Gain on sale of equity          5,329         -         -         -         -
securities
Other income (expense), net         -         -   (10,800)        -   (2,415)

Interest income                 2,780     1,682      4,091    4,069     6,888
Interest expense              (11,498)  (10,623)   (7,035)  (12,038)  (14,692)


Income from continuing
operations before income taxes 57,023   110,135     76,915   63,223    45,853

Provision for income taxes     13,401    24,781     17,306   14,225    10,317

Income from continuing
operations before extraordinary 43,622    85,354     59,609   48,998    35,536
item
Earnings (loss) from                -          -          -  (10,851)   2,715
discontinued operations
Loss on disposal of                 -         -     (3,400)       -         -
discontinued operations(c)

Income before extraordinary
item and cumulative effect
     of change in accounting    43,622   85,354      56,209   38,147   38,251
     principle

Extraordinary item-loss on           -       -            -  (3,544)       -
early extinguishment of debt

Cumulative effect of change in
accounting
for postretirement                   -       -            -       -    (5,068)
benefits

Net income                     $43,622  $85,354     $56,209  $34,603   $33,183


Net income per common share:
     Income from continuing      $1.00    $1.90       $1.09    $0.88     $0.63
     operations
     Net income per common        1.00     1.90        1.03     0.62      0.59
     share
Cash dividends declared per       0.35    0.315        0.295    0.275    0.255
share
Average common shares and       43,602   44,985       54,726    55,902  56,484
equivalents

Financial Data

Working capital                $95,512  $90,337    $100,649 $232,865 $220,378

Total assets                   682,892  530,945     536,980  728,573  764,950

Long-term debt                 224,359  105,272  109,327    110,067  103,332

Shareholders' equity          $217,605 $226,475 $221,277   $461,154 $452,835


(a) On December 31, 1996, the Company acquired Amicon for $129.3 million in cash, including transaction costs. This acquisition was accounted for as a purchase. As this transaction was completed on the last business day of 1996, the accompanying 1996 consolidated statement of income excludes all 1996 business activity conducted by Amicon. However, the assets acquired and liabilities assumed are included in the Company's consolidated balance sheet at December 31, 1996.

(b) Purchased research and development represents the write-off of in-process research and development arising from the acquisition of Amicon on December 31, 1996.

(c) The loss on disposal of discontinued operations in 1994 include pre-tax operating losses generated by the discontinued businesses from November 11, 1993 through the completion of such divestitures.


Item 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.
                   Forward-Looking Statements

The matters discussed herein, as well as in future oral and written statements by management of the Company, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. When used herein or elsewhere, the words "anticipate", "believe", "estimate", "expect", "may", "will", "should" or the negative thereof and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Potential risks and uncertainties that could affect
the   Company's   future  operating  results   include,   without
limitation, foreign exchange rates; increased regulatory concerns
on   the   part   of  the  biopharmaceutical  industry;   further
consolidation of drug manufacturers; competitive factors such as new membrane technology, and/or a new method of chip manufacture which relies less heavily on purified chemicals and gases; availability of component products on a timely basis; inventory risks due to shifts in market demand; change in product mix; conditions in the economy in general and in the microelectronics manufacturing market in particular; the difficulty in integrating acquired companies; potential environmental liabilities; the inability to utilize technology in current or planned products due to overridding rights by third parties, and the risk factors listed from time to time in the Company's filings with the SEC. See also "Business -- Environmental Matters", "Legal Proceedings" and "--Business Outlook and Uncertainties".

                       Recent Developments

On  December 31, 1996, the Company acquired Amicon for a price of
$129.3  million  in  cash,  including  transaction  costs.   This
transaction was accounted for as a purchase and resulted in a pre-tax write-off for purchased research and development of $68.3 million in the fourth quarter of 1996. As this transaction was completed on the last business day of 1996, the accompanying 1996 consolidated statement of income excludes all 1996 business activity conducted by Amicon. However, the assets acquired and liabilities assumed are included in the Company's consolidated balance sheet at December 31, 1996.

On January 22, 1997, the Company announced the successful completion of its tender offer for all of the outstanding common shares of Tylan for $16.00 per share. Tylan became a wholly owned subsidiary of the Company on January 27, 1997. The purchase price was $133.0 million, plus the assumption of Tylan's outstanding debt, net of cash, totaling $23.6 million. This acquisition will be accounted for as a purchase in the first quarter of 1997.


                      Results of Operations

Net Sales

Consolidated net sales, measured in U.S. dollars, increased 4 percent in 1996 compared to an increase of 20 percent in 1995. The lower sales growth rate in 1996 compared to 1995 was primarily attributable to the microelectronics manufacturing market entering one of its periodic downturns as well as unfavorable foreign exchange comparisons. Sales growth rates by geography and market, measured in local currencies and U.S. dollars, are summarized in the table below:

                 Sales growth          Sales growth
                     rates                rates
                  measured in          measured in
               local currencies        U.S. dollars
                199  1995  1994        199  199  199
                  6                      6    5    4
Americas         8%   15%    8%         7%  13%   8%
Europe           6%   10%    6%         4%  20%   7%
Asia/Pacific    14%   18%   16%         2%  27%  21%
  Consolidated  10%   15%   10%         4%  20%  12%

Microelectroni   8%   43%   33%         0%  50%  39%
cs Mfg
BioPharmaceuti  14%    9%    4%        10%  14%   6%
cal Mfg
Analytical       8%    3%    4%         3%   8%   6%
Laboratory
  Consolidated  10%   15%   10%         4%  20%  12%

Full year sales in 1996 to microelectronics manufacturing customers measured in local currencies increased 8 percent compared to 1995. A downturn in the microelectronics market began to impact the Company's sales growth around the middle of 1996, as sales to customers in this market grew 24 percent in the first six months of 1996 compared to 1995 and declined 7 percent in the second half of 1996 compared to 1995. The slowdown significantly impacted growth in both the Americas and Japan while sales growth in the remaining Asia/Pacific microelectronics market remained strong. Sales into the microelectronics market comprised 28 percent of total consolidated sales in 1996, versus 29 percent of total sales in 1995.

Sales to the BioPharmeceutical manufacturing market grew 14 percent in local currencies during 1996, compared to 9 percent
growth  in  1995.   The higher growth rate in  1996  was  due  to
increased   sales   of  large  protein  processing   systems   to
biotechnology  customers  in both the Americas  and  Europe,  and
higher   sales   to  beer  manufacturing  customers   in   Japan,
particularly  in  the first six months of  the  year.   Sales  to
BioPharmeceutical customers comprised 31 percent of  total  sales in 1996 and 29 percent in 1995.
Sales to the analytical laboratory market measured in local currencies grew at faster rates in 1996 than in 1995 and 1994. New product introductions and a new distribution strategy in the United States fueled sales growth in this market, particularly in the last six months of 1996. Sales growth was strongest in the Americas and Japan, while sales grew more modestly in Europe due to a difficult economic environment. Sales to analytical laboratory customers comprised 41 percent of total sales in 1996 and 42 percent in 1995.

Foreign exchange rates, primarily the U.S. dollar strengthening against the Japanese yen, reduced reported sales growth by 6 percent in 1996, compared to increasing sales by 5 percent in 1995 and 2 percent in 1994. Approximately 29 percent of the Company's sales in 1996 and 1995 were generated in Japan. On average, the U.S. dollar was 15 percent stronger against the Japanese yen in 1996 compared to 1995. The year to year comparisons were particularly unfavorable in the second and third quarters of 1996 as the dollar was at historic post-war lows against the yen during this time frame in 1995. Though a weaker dollar will benefit, and a strong dollar will adversely affect future reported sales growth, the Company is unable to predict future currency fluctuations and to quantify their effect on net income. Price changes and inflation have not significantly affected the comparability of sales during the past three years.

Gross Margins

Gross Margins were 59.7 percent in 1996, 59.0 percent in 1995, and 57.2 percent in 1994. The margin improvement in 1996 was due to continued cost containment and increased volume in the Company's manufacturing plants. The significant volume of business transacted in foreign currencies as discussed above exposes the Company to risks associated with currency rate fluctuations which impact the Company's sales and net income. To partially mitigate this risk, the Company has entered into foreign currency transactions, forward and option contracts to sell yen, on a continuing basis in amounts and timing consistent with underlying currency exposure on inventory purchases so that the gains or losses on these transactions offset gains or losses on the underlying exposure. A realized gain of $2.7 million in 1996 and realized losses of $2.3 million in 1995 and $1.0 million in 1994 relating to these contracts were recognized. These gains and losses were reflected in cost of sales each year, partially offsetting the impact of foreign exchange fluctuations. At December 31, 1996, the Company has open forward exchange contracts to sell yen aggregating $13.4 million and open forward option contracts to sell yen aggregating $27.0 million pertaining to this hedging program. These open contracts have an unrealized gain of $1.7 million at December 31, 1996. All open contracts mature within 15 months.

Operating Expenses

Selling, General and Administrative (S, G & A) Expenses, excluding the effects of foreign exchange, grew 8 percent in 1996, 17 percent in 1995 and 8 percent in 1994. The Company continued to invest in selling and marketing resources to support both new product launches and future sales growth initiatives, particularly in the microelectronics and analytical laboratory markets.

Research and Development Expenses increased by 5 percent in 1996 compared to 1995 after increasing 6 percent in 1995 compared to 1994. The increase in spending the past two years is principally due to investments in new products in the microelectronics manufacturing market.

Purchased Research and Development Expense of $68.3 million in 1996 represents the write-off of in-process research and development arising from the acquisition of Amicon on December 31, 1996.

Other Income/Expense

Gain on Sale of Equity Securities reflects the sale of a significant portion of the Company's stock holdings in a Japanese Company. The Company sold these securities in the third and fourth quarters of 1996 to fund a new headquarters and research and development facility in Japan. The cost of moving to this new facility was $2.0 million and was recorded in S,G & A expense.

Other Expense in 1994 reflects a non-recurring charge of $10.8 million to settle litigation which arose from the Company's sale of its Process Water Division in 1989.

Net Interest Expense in 1996 was comparable with net interest expense in 1995, as the impact of slightly higher net borrowings during 1996 was offset by lower short term interest rates. Net interest expense in 1994 was significantly lower compared to 1995 and 1996 as 1994 benefited from the substantial net proceeds received from the divested business

The Provision for Income Taxes was 23.5 percent of pre-tax income in 1996, versus an effective rate in 1995 and 1994 of 22.5 percent. While the Company continues to benefit from low tax rates in Puerto Rico and Ireland and tax incentives attributable to its U.S. export operations, the overall increase in profitability in 1996 slightly diminished the relative benefit derived from these low tax jurisdictions.

The  Net  Loss  on Disposal of Discontinued Operations  reflects  the
after   tax  loss  of  disposing  of  the  Company's  Instrumentation
Divisions, the sale of which was concluded in 1994.

Earnings  Per  Share  in the past three years  include  certain  non-
recurring  charges.   Earnings per share from  continuing  operations
adjusted for these charges are summarized as follows:

                                1996    1995    1994
Earnings from continuing       $1.00   $1.90   $1.09
operations after charges


Charges                         1.20       -    0.15

Earnings from continuing
operations before charges      $2.20    $1.90  $1.24


The charge in 1996 relates to the write-off of purchased in-process research and development arising from the acquisition of Amicon.

The charge in 1994 resulted from the settlement of litigation relating to the Company's sale of the Process Water Division in 1989.
                          Legal Proceedings
The Company and Waters Corporation are engaged in an arbitration proceeding and related state and federal litigation, which commenced in 1995 and 1996, with respect to the amount of assets required to be transferred by the Company's Retirement Plan in connection with the
Company's  divestiture  of its former Chromatography  Division.   The
Company believes that it has meritorious arguments and should prevail
 .   In  the opinion of the Company, although final settlement of this matter may impact the Company's financial statements in a particular period, it is not expected to have a material adverse effect on the Company's financial condition.

                   Capital Resources and Liquidity
In 1996, the Company generated $102.2 million of cash from operating activities, compared to $99.1 million in 1995 and $88.6 million in 1994. Net cash provided by operating activities continued to be the Company's primary source of funding capital expenditures, dividends and open market share repurchases in 1996. The slight increase in cash generated from operating activities in 1996 compared to 1995 was primarily due strong collections of accounts receivable, which helped fund an $11.6 million increase in inventories.

Capital  spending  in  1996 was the same as  in  1995.   The  Company
continued   to  invest  in  capacity  expansions  in  the   Company's
manufacturing facilities and in information technology  systems.   In
addition, the Company moved into a new headquarters and research and development facility in Japan. As previously discussed, the cost of
this  move  was funded by a sale of equity securities in Japan.   The
Company expects capital expenditures and depreciation expense in 1997 to be higher than capital spending and depreciation expense in 1996.
At December 31, 1996, the Company had no significant commitments for capital expenditures.
During the past three years, the Company has used cash generated from its operations and, in 1995 and 1994, cash generated from the sale of its Waters Chromatography and BioScience divisions, to purchase shares of its outstanding common stock. The Company spent, net of stock option exercise amounts, $46.9 million, $64.0 million and $293.0 million in 1996, 1995, and 1994 respectively to repurchase shares of its outstanding common stock. At December 31, 1996, the Company had $9.0 million remaining to spend on a $50.0 million share repurchase program announced in the first quarter of 1996. Share repurchases were stopped at the end of the third quarter of 1996 to maintain financial flexibility in light of pending acquisitions. The Company does not expect to repurchase additional shares of its outstanding common stock in 1997 as cash generated from operations will be used to pay down borrowings required to finance the acquisitions of Amicon and Tylan.

The net cash outflow of $7.9 million in 1996 for operations discontinued in 1994 was in line with the Company's expectations. The Company believes that the net cash it will spend in 1997 with respect to such divestitures will approximate the accrued divestiture liability of $3.6 million recorded on the consolidated balance sheet at December 31, 1996. The amount expected to be spent in 1997 will be lower than the amount spent in 1996 as contractual support services provided to the divested businesses will expire.

The Company incurred one-time finance related costs in both 1995 and 1994, which did not repeat in 1996. In 1995, the Company paid $3.5 million to close out the Company's German Deutsche mark swap. In 1994, the Company paid a total of $15.4 million in financing related transactions; $5.1 million was used to pre-pay the Company's $100.0 million notes payable due in 1998, while $10.3 million was used to close out the Company's yen currency swap.

The Company has $46.9 million of cash and short-term investments on hand at the end of 1996. The amount on hand at December 31, 1996 is higher than that normally held by the Company and consists primarily of balances held by the Company's international subsidiaries which will be used to fund their respective portions of the Amicon and Tylan acquisitions. In addition, the Company has a $450.0 million five-year credit facility (the "credit facility") in place which was drawn on to fund both acquisitions. Borrowings required to fund the acquisition of Amicon were drawn on in December, 1996. Borrowings drawn on in the first quarter of 1997 to fund the acquisition of Tylan would have caused the Company to violate a covenant with respect to the $100.0 million 6.78 percent notes payable due in 2004 which required that the Company prevent total debt from exceeding 60% of total debt plus equity. However, the holder of these notes waived the requirement that the Company comply with this covenant through March 21, 1997. The Company is currently negotiating to change the financial covenant included in this note agreement. If a revised agreement is not reached by March 21, 1997, the Company may redeem the notes using either proceeds from a planned public debt offering for up to $300.0 million or borrowings potentially available upon request by the Company under the Credit Facility. The use of debt to finance the acquisitions of Amicon and Tylan substantially increases the Company's debt-to-equity ratio. However, the Company's financial position remains strong and the Company has flexibility in financing future requirements, although such flexibility is more limited than it had been prior to these acquisitions.

                                 Dividends
The quarterly dividend was increased in the second quarter of 1996 from $0.08 to $0.09 per share. Dividends paid in 1996 were $14.9 million.

                    Business Outlook and Uncertainties
The   following  statements  are  based  on  current  expectations.   These
statements are forward looking and actual results may differ materially.

Business Acquisitions - Operations related to the acquisitions of both Amicon and Tylan will be included in the Company's statements of income commencing in the first quarter of 1997. As both acquisitions are accounted for as purchases, all growth rates in the Company's statement of income for 1997 will include the impact of adding these two businesses to the Company's operations. In addition, the Company expects to record in the first quarter of 1997 a non-tax deductible charge in the range of $50.0 million to $100.0 million for purchased research and development arising from the Tylan acquisition. The successful completion of these acquisitions requires the integration of two companies that have previously operated independently. The process of integrating acquired businesses may involve unforeseen difficulties and there can be no assurance that the potential benefits of such integration will be realized to the extent or on the schedule expected by the Company. Moreover, such integration may require a disproportionate amount of the time and attention of the Company's management and the Company's financial and other resources. Any delays or unexpected costs in connection with such integration could have a material adverse effect on the Company's financial condition and results of operations.


Sales - As previously noted, sales to the microelectronics market in 1996 represented 28 percent of consolidated 1996 sales. In 1995 and the first six months of 1996, the microelectronics market was the fastest growing market in which the Company participated. However, sales into this market declined 7 percent in the last six months of 1996. Market research data for the microelectronics manufacturing market is forecasting 1997 industry sales growth rate ranging from flat to slightly negative. Sales growth in this market in the past has been volatile, due to general cyclically historically exhibited by this market. The acquisition of Tylan in 1997 increases the Company's presence in the microelectronics manufacturing market. As this market has become a more significant component of the Company's consolidated sales, the effects of future industry volatility could significantly impact the Company's consolidated sales growth.

Approximately 65 percent of the Company's sales are transacted outside of the Americas in currencies other than the U.S. dollar. Late in 1996 and early in 1997, the U.S. dollar began to further strengthen against the Japanese yen and French franc. If foreign exchange rates remain at February 1, 1997 levels, the effect of foreign exchange will reduce first quarter 1997 and full-year 1997 reported sales growth by 3 percent and 2 percent, respectively compared to 1996. Any change in foreign exchange rates will be reflected in the results of operations.

Gross Margins - The Company expects gross margin percentages in 1997 before the effect of the Amicon and Tylan acquisitions to be comparable with those in 1996, as improved margins resulting from increased volume in the Company's manufacturing plants to support anticipated sales growth is expected to offset slightly lower margins associated with the new U.S. distribution agreement. Lower than expected sales growth will negatively impact the Company's ability to maintain or improve gross margin percentages. Other than the U.S. distribution agreement noted above, the Company anticipates no significant changes in the pricing of it's products. Historical gross margin percentages generated by Amicon approximate those experienced by the Company. However, historical gross margin percentages generated by Tylan have been approximately 18-20 percentage points lower than those experienced by the Company. If anticipated synergies are achieved, the Company expects that the acquisition of Tylan will reduce 1997 consolidated gross margins percentages by 1 to 2 percent compared to 1996.

Operating Expenses - The Company expects to continue investing in operating expenses in a manner consistent with previous years. The acquisitions at both Amicon and Tylan will result in incremental operating expenses required to support these additional businesses.

Interest Expense - The Company expects net interest expense in 1997 will be significantly higher than in 1996 due to increased borrowings of approximately $282.0 million required to complete the acquisitions of Amicon and Tylan. The Company anticipates that 1997 borrowings will fluctuate on a quarterly basis but anticipates no significant increase in borrowings on a full year basis other than the $282.0 million discussed above.

Provision for Income Taxes - Excluding the impact of a non-deductible in process research and development write-off associated with the acquisition of Tylan, the effective tax rate in 1997 is projected to be in the 24 to 26 percent range, up from 23.5 percent in 1996 as the acquisitions of Amicon and Tylan will result in additional income being earned outside of the Company's low tax rate manufacturing sites. The tax rate estimate is based on current tax law and is subject to change. At December 31, 1996, the Company had a net deferred tax asset of $69.1 million. Although realization of the asset is not assured, the Company believes it is more likely than not that this net deferred tax asset will be realized. The amount of the deferred tax considered realizable, however, could be reduced if the near term estimates of future taxable income are reduced, which could result in the Company's 1997 effective tax rate increasing above the expected 24 to 26 percent range.

Capital Spending - The Company expects to spend more for fixed asset additions in 1997 than it spent in 1996. The Company does not believe it needs to significantly expand or add manufacturing capacity in 1997 to handle its anticipated 1997 sales growth. The Company, however, expects to launch manufacturing operations in China in 1997 and will invest in leasehold improvements and machinery and equipment to support this new operation. The Company will also continue to invest in tooling within its manufacturing plants and in information technology as required. The Company also expects that 1997 depreciation expense will be higher than 1996 depreciation expense.



Item 8.  Financial Statements and Supplementary Data.

The information called for by this item is attached to the back of this report commencing with Page F-1.

Item 9.  Disagreements on Accounting and Financial Disclosure.

     This item is not applicable.

                                 PART III

Item 10.  Directors and Executive Officers of Millipore.

     The information called for by this item with respect to registrant's directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 as amended is set forth under the caption "Management and Election of Directors--Nominees for Election as Directors" in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held on April 17, 1997, and to be filed with the Securities and Exchange Commission on or about March 21, 1997, which information is hereby incorporated herein by reference.

     Information called for by this item with respect to registrant's executive officers is set forth under "Executive Officers of Millipore" in
Item 1 of this report.

Item 11. Executive Compensation.

     The information called for by this item is set forth under the caption "Management and Election of Directors-Executive Compensation" in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held on April 17, 1997, and to be filed with the Securities and Exchange Commission on or about March 21, 1997, which information is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information called for by this item is set forth under the caption "Ownership of Millipore Common Stock" in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held April 17, 1997, and to be filed with the Securities and Exchange Commission on or about March 21, 1997, which information is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information called for by this item is set forth under the caption "Management and Election of Directors - Executive Compensation" in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held on April 17, 1997, and to be filed with the Securities and Exchange Commission on or about March 21, 1997, which information is hereby incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
 (a)   1.           Financial Statements.
        The following financial statements are filed as part of this report: (See Index on page F-1)
        Consolidated Statements of Income for the three years ended December 31, 1996, 1995 and 1994.
        Consolidated Balance Sheets for the years ended December  31,  1996 and 1995
        Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1996, 1995 and 1994.
        Consolidated Statements of Cash Flows for the three years ended December 31, 1996, 1995 and 1994.
        Notes to Consolidated Financial Statements
        Report of Independent Accountants

       2.           Financial Statement Schedules.
        No financial statement schedules have been included because they are not applicable or not required under Regulation S-X.

       3.           List of Exhibits.
  A. The following exhibits are incorporated by reference:
Reg. S-K
Item 601(b)                                 Referenced Document on
Reference                                  Document Incorporated file  with
the Commission
(2)     Amicon  Worldwide  Purchase and Sale    Exhibit  (2)  to  Form  8-K
Report,
       Agreement, dated November 18, 1996,   dated December 31, 1996,
       as Amended by Amendment Agreement     [Commission File No. 0-1052]
       dated December 31, 1996, by and among
       Company and W. R. Grace & Co.-Conn.
       Agreement and Plan of Merger, dated   Exhibit (c)(1) to Schedule 14D-
1,
       as of December 16, 1996, by and  Filed December 20, 1996
       among Company and its wholly owned
       subsidiary MCTG Acquisition Corp.
       and Tylan General, Inc.
Reg. S-K
Item 601(b)                                 Referenced Document on
Reference                                  Document Incorporated file  with
the Commission
(3)     (ii)     By Laws, as amended        Form 10-K Report for  year
                 ended December 31, 1990 [Commission File No. 0-1052]
(4)     Indenture dated as of May 3, 1995,         Registration Statement  on
Form S-4
       relating to the issuance of      (No. 33-58117); and an accompanying
       $100,000,000 principal amount    Form T-1)
       of Company's 6.78% Senior
       Notes due 2004
(10)   Shareholder Rights Agreement          Form 8-K Report for April, 1988
       dated as of April 15, 1988      [Commission File No. 0-1052]
       between Millipore and The
       First National Bank of Boston
       Long Term Restricted Stock      Form 10-K Report for the year
       (Incentive) Plan for Senior     ended December 31, 1984.
       Management*                     [Commission File No. 0-1052]
       1985 Combined Stock Option Plan*     Form 10-K Report for the year
                                       ended December 31, 1985
                                       [Commission File No. 0-1052]
       Supplemental Savings and        Form 10-K Report for the year
       Retirement Plan for Key         ended December 31, 1984.
       Salaried Employees of           [Commission File No. 0-1052]
       Millipore Corporation*
       Executive Termination           Form 10-K Report for the year
       Agreement*                      ended December 31, 1984.
                                       [Commission File No. 0-1052]
       Executive "Sale of Business"         Form 10-K Report for the year
       Incentive Termination Agreements (2)*     ended December 31, 1993.
                                       [Commission File No. 0-1052]
               1995 Employee Stock Purchase Plan   Form 10-K Report for the
               year ended December 31, 1994
                                               [Commission File No. 0-1052]
               1995 Management Incentive Plan* Form 10-K Report for the year ended December 31, 1994.
                                       [Commission File No. 0-1052]
       *  A "management contract or compensatory plan"
  B.  The following Exhibits are filed herewith:
(3)    (i)    Restated Articles of Organization, as amended May 6, 1996
(10) Distribution Agreement, dated as of July 1, 1996, by and among Company and Fisher Scientific Company (all schedules and Exhibits have  been omitted; Company agrees to furnish the Commission with a copy of any such schedule or exhibit upon request)
(10) Revolving Credit Agreement, dated as of January 22, 1997, among Millipore Corporation and The First National Bank of Boston, ABM
       AMRO  Bank N.V. and certain other lending institutions which  are or become parties thereto
(11)   Computation of Per Share Earnings
(21)   Subsidiaries of Millipore
(23)   Consent of Independent Accountants relating to the incorporation  of
       their   report   on  the  Consolidated  Financial  Statements   into
       Company's Securities Act Registration Nos. 2-72124, 2-85698, 2-91432, 2-97280, 33-37319, 33-37323, 33-11-790, 33-59005 and 33-
       10801 on Form S-8 and Securities Act Registration Nos. 2-84252, 33-9706, 33-22196, 33-47213 on Form S-3, and 33-58117 on Form S-4.
(24)   Power of Attorney

 (b)   Reports on Form 8-K.
       Current Report on Form 8-K, dated December 31, 1996, reporting under items 2 and 7 the acquisition of the Amicon Separation Science Business of W.R. Grace & Co.
       Current Report on Form 8-K, dated January 31, 1997, reporting under items 2 and 7 the acquisition of Tylan General, Inc.

 (c)   Exhibits.
       The Company hereby files as exhibits to this Annual Report on Form 10-K those exhibits listed in Item 14(a)(3)(B) above, which are attached hereto.

 (d)   Financial Statement Schedules.
       No financial statement schedules have been included because they are not applicable or not required under Regulation S-X.
                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                              MILLIPORE CORPORATION


Dated:           March 7,1997   By Geoffrey Nunes, Senior Vice President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.
SIGNATURE                TITLE                         DATE
C. WILLIAM ZADEL*        Chairman, President,          March 7, 1997
C. William Zadel         Chief Executive Officer,
                         and Director
Michael P. Carroll       Chief Financial Officer
                         Vice President, and Treasurer
CHARLES D. BAKER*        Director                      March 7, 1997
Charles D. Baker
SAMUEL C. BUTLER*        Director                      March 7, 1997
Samuel C. Butler
ROBERT E. CALDWELL*      Director                      March 7, 1997
Robert E. Caldwell
MAUREEN A. HENDRICKS*    Director                      March 7, 1997
Maureen A. Hendricks
MARK HOFFMAN*            Director                      March 7, 1997
Mark Hoffman
STEVEN MULLER*           Director                      March 7, 1997
Steven Muller
THOMAS O. PYLE*          Director                      March 7, 1997
Thomas O. Pyle
JOHN F. RENO*            Director                      March 7, 1997
John F. Reno

*By
 Geoffrey Nunes, Attorney-in-Fact


                           Millipore Corporation
                Index to Consolidated Financial Statements





Consolidated Statements of Income for the
three years ended December 31, 1996, 1995 and 1994          F-2

Consolidated Balance Sheets for the
years ended December 31, 1996 and 1995                      F-3

Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1996, 1995 and 1994 F-4

Consolidated Statements of Cash Flows for the
three years ended December 31, 1996, 1995 and 1994          F-5

Notes to Consolidated Financial Statements                  F-6

Report of Independent Accountants                           F-14






Item 8.  Financial Statements and Supplementary Data.

Consolidated Statements of Income

Millipore Corporation

Year ended December 31
(In thousands except per         1996         1995         1994
share data)
Net sales                     $618,735      $594,466    $497,252

Cost of sales                  249,443       243,849     212,675


     Gross profit              369,292       350,617     284,577


Selling, general and           202,140       195,026     159,591
administrative expenses

Research and development        38,429        36,515      34,327
expenses
Purchased research &            68,311             -           -
development expense

     Operating income           60,412       119,076      90,659


Other expense                        -             -    (10,800)
Gain on sale of equity           5,329             -           -
securities
Interest income                  2,780         1,682       4,091

Interest expense                (11,498)      (10,623)    (7,035)


     Income from continuing
     operations before          57,023       110,135       76,915
income taxes

Provision for income taxes      13,401        24,781       17,306


Income from continuing          43,622        85,354       59,609
operations


Net loss on disposal of              -            -       (3,400)
discontinued operations

Net Income                    $ 43,622     $ 85,354     $ 56,209


Income per share
Income from continuing          $ 1.00      $ 1.90      $ 1.09
operations
Net income per common share     $ 1.00      $ 1.90      $ 1.03
Weighted average common         43,602       44,985       54,726
shares outstanding


      The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
Millipore Corporation

December 31
(In thousands)                                1996       1995
Assets

Current assets:
     Cash                                    $4,010       $2,696
     Short-term investments                  42,860       21,062
     Accounts receivable (less allowance for
doubtful accounts of $2,490 in 1996         151,653      147,759
and $2,054 in 1995)
     Inventories                            106,410       80,386
     Other current assets                     6,979        6,800
     Receivables arising from sale of             -        3,056
businesses
          Total current assets              311,912      261,759


Property, plant and equipment, net          203,017      191,250

Intangible assets (less accumulated
amortization of $3,084 in 1996 and  $2,506   58,866        7,219
in 1995)
Deferred income taxes                         69,086      53,179
Other assets                                  40,011      17,538

Total assets                               $682,892     $530,945


Liabilities and Shareholders' Equity

Current liabilities:
     Notes payable                         $101,546    $  80,768

     Accounts payable                         34,404      33,436
     Accrued expenses                         57,011      32,366
     Accrued divestiture costs                3,604        6,543
     Dividends payable                        3,899        3,537
     Accrued retirement plan contributions    4,705        4,846
     Accrued income taxes payable             11,231       9,926
          Total current liabilities           216,400    171,422


Long-term debt                                224,359    105,272

Other liabilities                             24,528      22,776
Accrued divestiture costs                         -        5,000
Commitments and contingent liabilities            -            -
Shareholders' equity:
     Common stock, par value $1.00 per share,
120,000 shares  authorized; 56,988 shares
issued as of December 31,  1996 and 1995,     56,988      56,988
respectively
     Additional paid-in capital                8,800           -
     Unrealized gain on securities             9,536           -
     available for sale
     Retained earnings                       548,598     523,633

     Translation adjustments                 (8,280)         375
                                             615,642     580,996
Less:  Treasury stock at cost,  13,666  and
12,727 shares as of December 31, 1996 and  (398,037)   (354,521)
1995, respectively
     Total shareholders' equity              217,605     226,475


Total liabilities and shareholders' equity  $ 682,892  $ 530,945
      The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders' Equity

Millipore Corporation
Year ended Dec. 31, 1994,
1995 and 1996
(In thousands except per share data)

                                                        Unrealized
                                                        Gain on
                                      Additional        Securities                                Total
                               Par    Paid-in  Retained Available Translation  Treasury           Shareholders
                       Shares  Value  Capital  Earnings for Sale  Adjustments  Shares    Cost     Equity

Balance at January 1,
1994                   28,344  $28,344 $16,803 $434,988     $ -   $(7,624)       (341)   $(11,357)  461,154
Net income                                       56,209                                              56,209
Cash dividends declared,
$0.295 per share                                (15,381)                                            (15,361)
Treasury stock acquired                  (400)                                   (6,148) (334,702)  (335,102)
Stock options exercised     101    101  4,848   (15,479)                          1,072   48,898      38,368
Employees' stock purchase    49     49  2,352    (1,712)                            47     2,120      2,809
plan proceeds
Incentive plan awards                               (54)                             8       431        377
Stock awards                                          8                              1        64         72
Translation adjustments                                             12,771                           12,771
Balance at December 31,  28,494  $28,494 23,603 $458,579   $-       $5,147       (5,361)  $(294,546) 221,277
1994
Net income                                        85,354                                             85,354
Effect of two-for-one    28,494  28,494 (23,603)  (4,891)                        (5,361)                  -
stock split
Cash dividends declared,                         (14,071)                                           (14,071)
$0.315 per share
Treasury stock acquired                                                          (2,962)   (90,113) (90,113)
Stock options exercised                           (1,553)                           895     28,366   26,813
Employees' stock purchase                             (4)                            33        905      901
plan proceeds
Savings and Participation                             86                             14        456      542
Plan proceeds
Incentive plan awards                                124                             13        354      478
Stock awards                                           9                              2         57       66
Translation adjustments                                              (4,772)                         (4,772)
Balance at December 31,   56,988  $56,988        523,633    $-          375     (12,727)  $(354,521) $226,475
1995
Net income                                        43,622                                               43,622
Cash dividends declared,                         (15,261)                                             (15,261)
$0.35 per share
Treasury stock acquired                                                          (1,462)   (58,362)   (58,362)
Stock options exercised                           (4,218)                           384     10,880      6,662
Employees' stock purchase                            195                             72      2,076      2,271
plan proceeds
Savings and Participation                            209                             27        735        944
Plan proceeds
Incentive plan awards                                408                             39       1,120     1,528
Stock awards                                          10                              1          35        45
Unrealized gain on securities                                 9,536                           9,536
available for sale
U.S. tax benefit from                      8,800                                                        8,800
stock plan activity
Translation adjustments                                               (8,655)                          (8,655)
Balance at December 31,  56,988  $56,988   8,800 $548,598    $9,536  $(8,280)    $(13,666) $(398,037) $217,605
1996

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Millipore Corporation
Year ended December 31
(In thousands)                          1996         1995         1994
Cash Flows from Operating
Activities:
Net income                            $43,622       $85,354      $56,209
Adjustments to reconcile net income
to net cash provided by
      operating activities
Purchased research and                 68,311            -             -
development expense
Gain on sale of                        (5,329)           -             -
securities
Net loss on disposal of                     -            -         3,400
discontinued operations
Depreciation and                       30,587        27,478       27,604
amortization
Deferred income tax                    (8,212)        1,372       (2,227)
provision
Change in operating assets and liabilities:
Decrease (increase)                       247       (10,548)     (14,672)
in accounts receivable
(Increase) in inventories             (11,612)       (7,218)      (1,894)
Decrease in other                       1,661           409        1,427
current assets
(Increase) in other                    (8,747)       (8,209)        (695)
assets
(Decrease) increase
in accounts payable and
accrued expenses                      (11,087)        5,931        2,876
expenses
(Decrease) increase
in accrued retirement plan
contributions                             (36)          543        (269)
Increase in accrued                      1,723        6,475        6,123
income taxes
Income tax refund received                   -            -       14,035
Other                                    1,058       (2,438)      (3,334)
Net cash provided by                   102,186       99,149       88,583
operating activities

Cash Flows from Investing
Activities:

Net proceeds from sales of                   -            -      257,899
businesses
Additions to property, plant and      (30,427)      (30,010)     (21,009)
equipment, net
Additions to intangible assets         (1,760)       (2,135)      (2,718)
Investments in businesses              (4,010)            -            -
Acquisition of Amicon, net of cash   (122,576)            -            -
acquired
Net cash used by discontinued          (7,939)       (6,967)           -
businesses
Proceeds from sale of securities        5,745             -            -
Net cash provided by (used in)       (160,967)      (39,112)     234,172
investing activities

Cash Flows from Financing
Activities:

Treasury stock acquired               (58,362)      (90,113)    (334,702)
Issuance of treasury stock under       11,450        16,937       33,876
stock plans
Cash paid to extinguish long-term           -            -        (5,088)
debt
Common stock issued                         -            -         7,350
Cash paid to close out foreign              -        (3,546)     (10,287)
currency swap
Net change in short-term debt          20,045        25,795       (9,539)
Borrowings (payments) of long-term    124,397             -       (1,820)
debt
Dividends paid                       (14,899)       (14,117)     (15,802)
Net cash used for financing           82,631        (65,044)    (336,012)
activities
Effect of foreign exchange rates on
cash and short-term investments         (738)        (1,471)       2,851
Net increase (decrease) in cash and   23,112         (6,478)     (10,406)
short-term investments
Cash and short-term investments on    23,758         30,236       40,642
January 1
Cash and short-term investments on   $46,870        $23,758      $30,236
December 31

Notes to Consolidated Financial Statements (In thousands except share and per share data)

Note A  - Summary of Significant Accounting Policies

     Principles of Consolidation

The  consolidated  financial statements include  the  accounts  of  the
Company   and  its  subsidiaries,  all  of  which  are  wholly   owned.
Intercompany balances and transactions have been eliminated.

     Translation of Foreign Currencies

For all of the Company's foreign subsidiaries except Brazil, assets and liabilities are translated at exchange rates prevailing on the balance sheet date, revenues and expenses are translated at average exchange rates prevailing during the period, and elements of shareholders' equity are translated at historical rates. Any resulting translation gains and losses are reported separately in shareholders' equity. The aggregate transaction gains and losses included in the consolidated statements of income are not material. For the Company's subsidiary in Brazil, where inflation is very high, the translation is the same except that inventories, cost of sales, property, plant and equipment, and depreciation are translated at historical rates. Resulting translation gains and losses for this subsidiary are included in income.

     Short-term Investments

Short-term investments consisting primarily of time deposits, are classified as available for sale and are carried at cost plus accrued interest, which approximates market value. All short-term investments have original maturities of three months or less and are considered cash equivalents for purposes of the consolidated statements of cash flows.

     Inventories

The Company values the majority of its inventories manufactured in the United States at the lower of cost or market, principally on a last-in, first-out (LIFO) basis. Inventories manufactured outside of the United States are valued on a first-in, first-out (FIFO) basis.

     Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements are capitalized. Depreciation on assets acquired before January 1, 1989 generally is provided using accelerated methods over the estimated useful lives of the assets. Assets acquired after January 1, 1989 primarily are depreciated using straight-line methods. Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are eliminated and related gains or losses reflected in income.

The estimated useful lives of the Company's depreciable assets are as follows:

               Leasehold Improvements   Life of the Lease
               Buildings and Improvements    10-30 Years
               Production and Other Equipment     3-15 Years


     Intangible Assets

Intangible assets consist primarily of acquired patented and unpatented technology, trade names, and licenses and are recorded at cost. Intangible assets are amortized on a straight line basis over periods ranging from 5 to 30 years. The carrying value of intangible assets is periodically reviewed by the Company and, if necessary, impairments of values are recognized. If there is a permanent impairment in the carrying value of tradenames or other intangible assets, the amount of such impairment is computed by comparing the anticipated discounted future operating income of the acquired business or trademark to the carrying value of the assets. In performing this analysis, the Company considers current results and trends, future prospects and other economic factors.
     Marketable Securities

The Company's investments in equity securities are categorized as available-for-sale as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Equity securities are included in Other Assets in the accompanying consolidated balance sheets and are recorded at fair value. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of shareholders' equity.

     Income Taxes

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. With respect to the unremitted earnings of the Company's foreign and Puerto Rican subsidiaries, deferred taxes are provided only on amounts expected to be repatriated.

     Stock Options

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company in 1996. SFAS 123 defines a fair-value method of accounting for employee stock option or similar equity instruments. However, SFAS 123 also allows companies to continue to use the intrinsic value method of accounting prescribed by APB Opinion 25 "Accounting for Stock Issued to Employees." The Company has elected to continue to account for stock options in accordance with APB 25 and has adopted the disclosure only aspects of SFAS 123.

     Treasury Stock

Treasury stock is recorded at its cost on the date acquired and is relieved at its weighted average cost upon reissuance. The excess of cost over the proceeds of reissued treasury stock is charged to retained earnings.

     Net Income Per Common Share

Net income per common share is calculated by dividing the net income for the period by the weighted average number of common shares outstanding for the period. The impact of common stock equivalents, principally outstanding stock options, is immaterial.

     Revenue Recognition

Sales of products and services are recorded at the time of product shipment or performance of services.

     Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications

Certain reclassifications have been made to prior years' financial statements to conform with the 1996 presentation.
Note B - Stock Split and Increase In Authorized Common Shares

On June 8, 1995, the Company's Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend, payable on July 21, 1995 to shareholders of record as of June 23, 1995. Par value per share remained at $1.00. The stock split resulted in the issuance of 28,494,000 additional shares of common stock from authorized but unissued shares. The issuance of additional shares resulted in the transfer of $23,603 from additional paid in capital and $4,891 from retained earnings to common stock, representing the par value of the shares issued. Accordingly, all weighted average share and per share amounts, as well as stock plan data, have been restated to reflect the stock split. For purposes of presentation in the Consolidated Statements of Shareholders' Equity, the stock split has been accounted for as if it occurred on January 1, 1995.

At the Company's Annual Meeting on April 18, 1996, shareholders voted to adopt an amendment to the Company's restated Articles of Incorporation, increasing the number of authorized common shares from 80,000,000 to 120,000,000.

Note C - Acquisition of Amicon Separation Science Business

On December 31, 1996, the Company acquired the net assets of the Amicon Separation Science Business of W.R. Grace & Co. (Amicon) for approximately $129,265 in cash, including transaction costs. Amicon manufactures protein purification tools for the research laboratory and for biotechnology manufacturing. The acquisition is accounted for as a purchase, and accordingly, the purchase price has been preliminarily allocated to the identifiable tangible and intangible assets based on estimated fair market values of those assets. The Company has accrued approximately $27,000 for additional costs associated with the acquisition. These costs include severance payable to Amicon employees, abandonment of duplicate Amicon manufacturing and sales facilities, and termination of certain Amicon contractual obligations. The Company expects that the integration of Amicon's operations into those of the Company will be substantially complete within one year. The ultimate execution of the Company's plans and costs incurred may result in an adjustment to the amounts preliminarily allocated to assets and liabilities and to amounts accrued for additional costs associated with the acquisition. The purchase included at estimated fair value current assets of $30,328, property plant and equipment of $15,474, other assets of $596 and the assumption of liabilities of $9,197. Identifiable intangible assets were valued at $50,753 and included tradenames and patented and unpatented complete technology. These intangible assets will be amortized over their estimated useful lives ranging from five to thirty years. The value of in process research and development for which technical feasibility has not been achieved was $68,311 and was charged to earnings in the fourth quarter of 1996. The purchase was financed through the Company's new revolving credit facility as discussed in Note J.

On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1995 rather than at December 31, 1996, consolidated net sales would have been $651,000 in 1995 and $675,000 in 1996. Consolidated pro forma income before income taxes, net income and earnings per share would not have been materially different from the amounts reported for 1995 and 1996. Pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal 1995.

Note D - Subsequent Event

On January 22 1997, the Company successfully completed a cash tender offer for all of the outstanding common shares of Tylan General, Inc. ("Tylan"). Tylan became a wholly-owned subsidiary on January 27, 1997. Tylan, which had annual sales of approximately $148,000 for its latest fiscal year ended October 31, 1996, supplies precision mass flow controllers, pressure and vacuum measurement and control equipment, and ultraclean gas panels to the microelectronics industry. The acquisition was financed through the Company's new revolving credit agreement discussed in Note J and will be accounted for as a purchase.

Note E - Discontinued Operations

On August 18, 1994, the Company sold its Waters Chromatography Division to Waters Holdings, Inc. for $330,000 in cash and $10,000 in stock. On August 23, 1994, the Company sold certain assets of its non-membrane bioscience business to PerSeptive Biosystems, Inc. for $10,000 in cash and four thousand shares of preferred stock redeemable in four equal annual installments of $10,000. The stock proceeds received from each sale were recorded at their estimated fair value at the date of receipt. Both sales were recorded in 1994 and resulted in a combined pre-tax loss of $5,667 ($3,400 or $0.06 per share net of income taxes).

As of December 31, 1996, the Company holds 2,120,249 shares of PerSeptive Biosystems' common stock as a result of PerSeptive's preferred stock redemption requirement. These shares are considered available for sale securities and have been recorded at fair value in Other Assets, net of income tax, in accordance with SFAS No. 115.

Remaining accruals associated with the divestitures consist primarily of costs to be incurred in providing future general and administrative support services for the divested businesses as specified in the sales agreements, costs associated with abandoning facilities operated under long-term leases, and employee costs. During 1996, the Company charged $1,100 of employee costs, $2,000 of contract support services and $4,839 of facilities and other costs against divestiture accruals. The Company periodically assesses the adequacy of the divestiture accruals, and the remaining accrual balances at December 31, 1996 are expected to be sufficient to satisfy the Company's future obligations with respect to discontinued operations.

In accordance with each respective sales agreement, the Company retained certain customer accounts receivable balances generated from sales of Instrumentation Division products prior to and subsequent to the completion of the divestitures. These amounts were classified in Receivables arising from sales of businesses in the accompanying consolidated balance sheets.

Note F - Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash and short-term investments, accounts receivable and hedging instruments.

The Company places its temporary cash and short-term investments with high credit qualified financial institutions, and, by policy, limits the amount of credit exposure to any one financial institution.

Concentrations of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base, and their dispersion across different markets and geographies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to hedging instruments. The counterparties to these contracts are major financial institutions.
The Company continually monitors its positions and the credit ratings of its counterparties and limits the amount of contracts it enters into with any one party.


Note G - Inventories

Inventories at December 31 consisted of the following:

                                      1996         1995
Raw materials                    $  27,502     $ 21,357
Work in process                     16,310        9,621
Finished goods                      62,598       49,408
                                 $ 106,410     $ 80,386

The value of inventories determined using the LIFO cost method was $41,458 or 39 percent of the total at December 31, 1996 and $43,101 or 54 percent of the total at December 31, 1995. If these inventories had been valued using the FIFO cost method, they would have been $44,395 at December 31, 1996 and $45,608 at December 31, 1995.

Note H - Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of the following:

                                      1996         1995
Land                               $ 9,002     $  7,419
Leasehold improvements               9,587        9,214
Buildings and improvements         123,256      117,932
Production and other equipment     240,612      217,443
Construction in progress            15,957       21,932
                                   398,414      373,940
Less: accumulated depreciation and 195,397      182,690
 amortization
                                  $203,017    $ 191,250

Note I - Notes Payable

Short-term borrowings and related lines of credit at December 31 are summarized as follows:

                                      1996         1995
Notes payable                   $  101,546    $  80,768

Unused lines of credit          $  295,927    $ 266,350

Average amount outstanding at   $  115,461    $  91,338
month-end during the year
Maximum amount outstanding at   $  132,338    $ 116,721
month-end during the year
Weighted average interest rate        5.6%         6.2%
during the year
Weighted average interest rate at     5.7%         6.1%
year-end

Notes payable generally consist of renewable, uncollateralized borrowings under lines of credit that are denominated in various currencies and bear interest at prevailing rates. The majority of borrowings outstanding, as well as available under lines of credit which existed at December 31, 1996 were incorporated into the revolving credit facility agreement discussed in Note J in the first quarter of 1997.

Note J - Long-term Debt

Long-term debt at December 31 consisted of the following:
                                       1996        1995
Amounts outstanding under         $ 124,397       $   -
revolving credit agreement

6.78 % notes payable due in 2004    100,000     100,000
Unrealized (gain)/loss on
revaluation of yen-denominated      (3,727)       5,272
debt
Other notes payable to banks          3,689           -
Long-term debt                    $ 224,359   $ 105,272

The Company financed the acquisition of Amicon by drawing down funds on a 90 day $250,000 bridge loan which was made available to the Company as temporary financing pending finalization of a long-term revolving credit
facility.   On  January 22, 1997, the Company entered into an  unsecured revolving credit agreement ("the agreement") with a group of banks. The agreement allows for borrowings of up to $450,000 and expires on January 22, 2002. Interest is payable on outstanding borrowings at a floating rate defined in the agreement as LIBOR plus a margin (5.7 percent at January 22, 1997). The agreement also calls for a commitment fee at a rate ranging from .10 percent to .65 percent of the available facility. The exact amount of the margin and the commitment fee is dependent on the Company's debt rating. The agreement calls for the Company to maintain certain financial covenants in the areas of operating cash flow and
interest  coverage.   The amount outstanding at  December  31,  1996  of
$124,397 reflects the adjusted purchase price paid to acquire Amicon.

The $100,000 6.78 percent notes payable are due in 2004. Interest on these notes is payable semi-annually in March and September. The notes payable agreement calls for the Company to maintain a debt to total debt and equity ratio which does not exceed a specified threshold. At December 31, 1996, the Company is in compliance with this requirement. However, amounts borrowed by the Company in the first quarter of 1997 under the $450,000 credit facility to fund the acquisition of Tylan would have caused the Company to violate this covenant. However, the holder of these notes has waived the requirement that the Company comply with this covenant through March 21, 1997. The Company is currently negotiating to change the financial covenant included in this note agreement. If a revised agreement is not reached by March 21, 1997, the Company may redeem the notes using either proceeds from a planned public debt offering for up to $300,000 or borrowings potentially available upon request by the Company under the agreement discussed above.

As of January 1, 1994, the Company had partially hedged its foreign currency net asset exposure by entering into a currency swap which was to mature in 1995. Under the terms of the original swap, the Company exchanged $100,000 of dollar debt service obligations for foreign obligations of 9,936,000 yen and 33,193 DM. In January, 1994, the Company closed out the yen denominated swap and simultaneously exchanged $80,000 of dollar debt service obligations for a yen denominated obligation of 8,760,000 yen, which bears interest at a rate of 4.49 percent. This swap matures in 2004. In March, 1995, the Company paid $3,546 to close out the DM swap. This cash payment represented the cumulative effect of the foreign currency rate fluctuations over the life of the swap. The Company's foreign currency obligations had effective weighted average interest rates of 4.86 and 5.39 percent in 1996 and 1995, respectively. The effect of foreign currency exchange rate fluctuations resulting from the yen swap agreement open at December 31, 1996 is included in translation adjustments.

Other notes payable to banks represents borrowings outstanding at an Amicon subsidiary acquired by the Company on December 31, 1996. The Company expects to repay this balance in full in 1997 by drawing funds from the revolving credit facility discussed above.

The Company capitalized interest costs associated with the acquisition of certain assets of $785 in 1996, $929 in 1995, and $890 in 1994.
Interest paid on short-term and long-term debt during 1996, 1995, and 1994 amounted to $12,171, $11,481, and $8,946 respectively.


Note K - Foreign Exchange

A significant volume of the Companies business is transacted in currencies other than the U.S. dollar. This exposes the Company to risks associated with currency rate fluctuations which impact the Company's sales and net income. To partially mitigate this risk, the Company has entered into foreign currency transactions, forward and option contracts to sell yen, on a continuing basis in amounts and timing consistent with underlying currency exposure on inventory purchases so that the gains and losses or these transactions offset gains and losses on the underlying exposure. A realized gain of $2,687 in 1996, and realized losses of $2,287 in 1995, and $960 in 1994 relating to these contracts are included in cost of sales, partially offsetting the impact of foreign currency fluctuations.

At December 31, 1996, the Company has open forward exchange contracts to sell yen aggregating $13,422 and open forward option contracts to sell yen aggregating $27,025. These open contracts have an unrealized gain of $1,700 at December 31, 1996. All open contracts mature within 15 months.


Note L - Income Taxes

Income taxes on both continuing and discontinued operations have been provided in accordance with the provisions of SFAS #109. The Company's provisions for income taxes are summarized as follows:

                                         1996      1995      1994
           Domestic and foreign
   income before income taxes:
                   Domestic            $  195     $51,933   $ 23,042
                   Foreign             56,828      58,202     48,206
                                       57,023     110,135     71,248
   Loss on                                  -           -      5,667
   disposal of discontinued
   operation
   Income from                        $57,023    $110,135    $76,915
   continuing operations before
   income taxes

   Domestic and foreign
   provisions for income taxes:
                   Domestic           $(2,362)   $  9,039    $(1,894)
                   Foreign             15,427      14,642     16,433
                   State                  336       1,100        500
                                       13,401      24,781     15,039
   Less:  portion applied to                -           -      2,267
   discontinued operations
                                       $13,401    $24,781    $17,306

           Current and deferred
   provisions  for income taxes:
                   Current             $21,613   $ 23,409    $ 28,800
                   Deferred             (8,212)     1,372     (13,761)
                                       $13,401   $ 24,781    $ 15,039

A summary of the differences between the Company's consolidated effective tax rate and the United States statutory federal income tax rate is as follows:

                                            1996      1995      1994
   U.S. statutory income tax rate          35.0%     35.0%     35.0%
   Puerto Rico tax rate benefits           (6.4)     (4.8)     (6.0)
   Ireland tax rate benefits              (11.0)     (5.2)     (4.0)
   State income tax, net of federal           .4        .7        .5
   income tax benefit
   Foreign Sales Corporation income not    (4.0)     (2.0)     (3.0)
   taxed
   Tax credits                                 -     (1.2)         -
   Change in valuation allowance             9.5         -         -
   Effective tax rate applicable to        23.5%     22.5%     22.5%
   operations

Tax exemptions relating to Puerto Rico and Ireland operations are effective through 2004 and 2010, respectively. Income taxes paid (net of refunds) during 1996, 1995, and 1994 were $24,228, $9,999, and
$25,296, respectively.

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These earnings amounted to approximately $73,700 at December 31, 1996. If earnings of such foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of approximately $18,425 would have been required.

At December 31, 1996, the Company has foreign tax credit carryforwards of approximately $20,500 that expire in the years 1997 through 2001. General business credit carryforwards of approximately $7,300 expire in the years 2001 through 2010. In addition, the Company has alternative minimum tax credit carryforwards of approximately $10,800 which can be carried forward indefinitely.



Significant components of the Company's net deferred tax assets are as follows:

                                         1996      1995
   Intercompany and inventory  related  $12,734   $13,943
   transactions
   Postretirement benefits other  than    3,500    3,421
   pensions
   Tax  credits (including foreign tax
   credits on unremitted earnings)       55,586   43,370

   Divestiture related costs              5,109    7,435
   Amortization of intangible assets     23,776        -

   Depreciation                         (3,381)   (2,704)

   Other, net                           (6,103)    4,349

                                        91,221    69,814
   Valuation allowance                 (22,135)  (16,635)

   Net deferred tax asset               $69,086  $53,179


The valuation allowance is provided primarily against foreign tax credit carryforwards and foreign tax credits on unremitted earnings which can be utilized against future taxable income in the United States. The increase in the valuation allowance in 1996 results from the growth in foreign tax credits. Although realization is not assured, the Company believes it is more likely than not that the remainder of the deferred tax asset, net of the valuation allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

During 1995 the Internal Revenue Service ("IRS") completed its examination of the Company's federal income tax returns pertaining to its U.S. and Puerto Rican operations for the years 1991-1992 with no major adjustments.

Note M - Legal Proceedings

The settlement to date of all environmental claims against all participants at hazardous waste ("Superfund") sites in which the Company was named a potentially responsible party by the Environmental Protection Agency has been significant. Prior to 1995, the Company had paid $14,000 to settle claims at sites in which the Company was named a potentially responsible party. Due to the fact that Superfund sites at which the Company was named a potentially responsible party are in the late stages of remedy and a significant portion of the remedy cost has already been funded, the Company believes that its probable future financial obligation at December 31, 1996 will not materially affect its future operating results and liquidity. Amounts paid by the Company in 1996 and 1995 with respect to the Superfund obligations were insignificant.

In 1994, the Company settled a lawsuit filed by Eastern Enterprises in connection with Eastern's purchase of the Company's Process Water Division in 1989. Total settlement costs of $10,800, including a $9,000 payment to Eastern Enterprises and $1,800 of related costs incurred by the Company, are included in Other expense in the accompanying consolidated statements of income.

The Company and Waters Holdings, Inc. are engaged in a dispute with respect to the amount of assets to be transferred from the Company's Retirement Plan in connection with the divestitures. The Company believes that it has meritorious arguments and should prevail. In the opinion of the Company, although final settlement of this matter may impact the Company's financial statements in a particular period, it is not expected to have a material adverse effect on the Company's financial condition.

Note N - Leases

Lease agreements cover sales offices, warehouse space, computers and automobiles. These leases have expiration dates through 2006. Certain land and building leases contain renewal options for periods ranging from five to ten years and purchase options at fair market value. Rental expense was $12,547 in 1996, $11,397 in 1995, $12,114 in 1994.
At December 31, 1996 future minimum rents payable under noncancelable leases with initial terms exceeding one year were as follows:

     1997                               $    12,105
     1998                                     8,669
     1999                                     7,528
     2000                                     5,980
     2001                                     3,712
     2002 - 2006                             10,071


Note O - Stock Plans

Stock Option Plans

The Company has two fixed option plans which reserve shares of common stock for issuance to key employees and directors respectively. The Company also has a stock purchase plan which allows employees to purchase shares of the Company's common stock as discussed below. The Company has adopted the disclosure-only provisions of Statement of Financial Accounts Standards No. 123 "Accounting for Stock - Based Compensation." Accordingly, no compensation cost has been recognized for grants made in 1995 and 1996 under the stock option and stock purchase plans. Had compensation cost been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been unchanged in 1995 and reduced by $1,015 or $.02 per share in 1996. The proforma expense amounts in 1995 and 1996 assume that the fair value assigned to the 1995 and 1996 option grants was amortized over the vesting period of the options, which is four years, while the fair value assigned to grants under the stock purchase plan is recognized in full at the date of grant.

The fair value of each option grant is estimated on the date of the grant using the Black - Scholes model with the following weighted average assumptions in 1995 and 1996: expected life of five years; expected volatility of 25% and an expected annual dividend increase of $.04 per year. The risk free interest rate was 6.1 percent in 1996 and
5.5 percent in 1995. This rate approximated that of 5 year U.S. government interest bearing securities.

Under the Company's Combined Stock Option Plan, stock options to purchase Millipore common stock may be granted to employees. During 1996, the Company adopted the "1995 Combined Stock Option Plan", which replaced the "1985 Combined Stock Option Plan". The terms of the 1995 Plan are substantially similar to those of the 1985 Plan. In conjunction with the adoption of the 1995 Plan, an additional 1,031,000 shares were authorized for issuance. The plan provides that the option price per share may not be less than the fair market value of the stock at the time the option is granted and that options must expire not later than 10 years from the date of grant. Plan data are summarized as follows:

                                     1996         1995        1994
 Option shares:
       Outstanding  at beginning  of 2,940,000    3,518,000   5,440,000
 period
      Issued during period            461,000       373,000     534,000
      Exercised during period        (369,000)     (885,000) (2,334,000)
      Canceled during period         (62,000)       (66,000)   (122,000)
      Outstanding at end of period   2,970,000    2,940,000   3,518,000
 Exercisable at end of period        1,850,000    1,747,000   2,088,000
 Shares  available for  granting  of 1,671,000    1,039,000   1,344,000
 options at end of period
 Price  range of outstanding options  $14.50 -     $13.56 -     $9.72 -
 at end of period                      $42.00       $37.63      $23.69
 Average    price   of   outstanding   $24.33       $20.82      $17.96
 options at end of period
 Average  price of exercised options   $17.41       $16.70      $16.30
 during the period


In 1995, as part of the Company's broad-based open market stock repurchase program, the Company repurchased at market prices, 759,000 shares of common stock which had been issued to current employees and former employees of the divested businesses under the Company's stock option plan. The difference between the market price of the shares repurchased and the stock option exercise price was recognized as compensation expense and is included in the Company's 1995 consolidated statement of income or charged against accrued divestiture reserves.

Non-Employee Director Stock Option Plan

In 1990, a stock option plan for non-employee directors was approved by the Company's shareholders. Under this plan, each eligible director receives an option to purchase 4,000 shares of Millipore common stock on the date of his or her first election, and thereafter automatically receives an additional option to purchase 2,000 shares at the first board of directors meeting following the Annual Meeting of Shareholders. The plan provides that the option price per share may not be less then the fair market value of the stock at the time the option is granted. At December 31, 1996, 133,000 options have been issued and 118,000 are outstanding.
Employees' Stock Purchase Plan

Under the Company's Employees' Stock Purchase Plan, all employees of the Company and its subsidiaries who have 90 days continuous service prior to the beginning of the plan year, May 1, may purchase shares of Millipore common stock by payroll deduction. The purchase price per share during the plan year is the lesser of the fair market value of the common stock at the time of purchase or on May 1.

In 1996, 1995, and 1994 shares issued under the Plan were 72,000, 33,000, and 192,000, respectively. As of December 31, 1996, 295,000 shares of Millipore common stock were available for sale to employees under the plan.

Incentive Plan for Senior Management

Under this plan, Millipore common stock is awarded to key members of senior management at no cost to them. The stock cannot be sold, assigned, transferred or pledged during a restriction period which is normally four years. Shares are subject to forfeiture should employment terminate during the restriction period.

The stock issued under the plan is recorded at its fair market value on the award date; the related deferred compensation is amortized to selling, general and administrative expenses over the restriction
period.   At  the  end of 1996, 1995, and 1994, 119,000,  109,000,  and
154,000 shares, respectively, were outstanding under the plan. Plan expense was $559 in 1996, $450 in 1995, and $596 in 1994. As of
December 31, 1996, 92,000 shares of Millipore common stock were available for future awards under this plan.
Note P - Employee Retirement Plans

Participation and Savings Plan

The Millipore Corporation Employees' Participation and Savings Plan (Participation and Savings Plan), maintained for the benefit of all full-time U.S. employees, combines both a defined contribution plan (Participation Plan) and an employee savings plan (Savings Plan). Contributions to the Participation Plan are allocated among the U.S.
employees of the Company who have completed at least two years of continuous service on the basis of the compensation they received during the year for which the contribution is made. The Savings Plan allows employees with one year of continuous service to make certain tax-deferred voluntary contributions which the company matches with a 25 percent contribution (50 percent contribution for employees with 10 or more years of service). Total expense under the Participation and Savings Plan was $4,866 in 1996, $4,512 in 1995, $6,089 in 1994. Plan
expense in 1994 includes amounts related to employees of the divested businesses through the date of the divestitures.

Retirement Plan

The Company's Retirement Plan for Employees of Millipore Corporation (Retirement Plan) is a defined benefit plan for all U.S. employees which provides benefits to the extent that assets of the Participation Plan, described above, do not provide guaranteed retirement income levels. Guaranteed retirement income levels are determined based on years of service and salary level as integrated with Social Security benefits. Employees are eligible under the Retirement Plan after one year of continuous service and are vested after 5 years of service. For accounting purposes, the Company uses the projected unit credit method of actuarial valuation. The actuarial method for funding purposes is the entry age normal method. The Company contributes annually to the Retirement Plan, subject to Internal Revenue Service and ERISA funding limitations. No contributions were required for 1996, 1995 and 1994.

The following table summarizes the funded status of the plan and amounts reflected in the Company's consolidated balance sheets at December 31. The projected benefit obligation was calculated using a discount rate of 7.5 percent in 1996 and 7.0 percent in 1995, and a salary progression rate of 5.0 percent in both years. The pension income was determined based on an expected long-term rate of return on assets of 8.0 percent in both years. Plan assets are invested primarily in mutual funds and money market funds.

Plan data as of December 31, 1996 and 1995 includes assets and obligations pertaining to employees of the Company's former Waters Division, as the assets subject to these former employees have not yet been transferred to Waters Holdings, Inc.

                                        1996    1995
Actuarial present value of benefit
obligations:
     Accumulated benefit obligation,
including vested benefits of $5,990 on
December 31, 1996 and $6,460 on        $ 6,195   $ 6,693
December 31, 1995
     Projected benefit obligation for  $(7,022) $(7,595)
service rendered to date
     Plan assets at fair value           7,657     7,391
     Plan assets in excess of (less        635     (204)
than) projected benefit obligation
     Unrecognized net actuarial loss     3,268     4,283
     Unrecognized prior service cost       111       121
     Unrecognized net asset being        (495)      (579)
amortized over 16.7 years
     Prepaid pension cost included in   $3,51    $ 3,621
financial statements

                                        1996    1995   1994

Net pension (expense)/income includes
the following components
     Service cost                       $  29   $ 179  $ 376
     Interest cost                       (499)   (471)  (361)
     Return on plan assets                788     942     36
     Amortization and deferral          (420)    (630)   246
     Net pension (expense)/income       $(102)   $ 20  $ 297


Postretirement Benefits Other Than Pensions

The Company sponsors several unfunded defined benefit postretirement plans covering all U.S. employees. The plans provide medical and life insurance benefits and are, depending on the plan, either contributory or non-contributory.

The Company recognized $4,007 as a termination settlement in 1994 as a result of its divestitures. The settlement was included as part of the net loss on disposal of discontinued operations.

Net periodic postretirement benefit cost included the following components:

                                    1996     1995    1994
Service  cost-benefits  attributed  $298    $ 357   $ 610
to service during the year
Interest cost on accumulated
postretirement benefit obligation    453      548     662
Net amortization and deferral       (205)     (93)    (62)
Net     periodic    postretirement  $546    $ 812  $1,210
benefit cost


Summary information on the Company's plans as of December 31 is as follows:

                                    1996     1995
Accumulated postretirement benefit
obligation:
Retirees and dependents            $(4,029)  $(3,272)

Fully eligible active plan            (176)     (550)
participants
Other active plan participants      (2,604)   (5,056)

Accrued   postretirement   benefit  (6,809)   (8,878)
obligation
Unrecognized gain from past
experience  different
from  that assumed and  from        (3,126)     (897)
changes in assumptions
Accrued postretirement benefit     $(9,935   $(9,775)
cost

The discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent as of December 31,1996 and 7.0 percent as of December 31, 1995. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.0 percent in 1996, declining gradually to 5.0 percent over 4 years, remaining level thereafter. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 7.8 percent in 1995, declining gradually to 5.5% over 8 years, remaining level thereafter.

If the health care cost trend rate assumptions were increased by 1 percent, the accumulated postretirement benefit obligation as of December 31, 1996 would be increased by $862 while the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 would be increased by $121.
Note Q - Business Segment Information

     Industry Segments

The  Company operates in one industry segment.  Using  primarily
membrane   technology,  the Company develops,  manufactures  and
markets products used for analysis and purification.

     Geographical Segments

The Company operates in the geographical segments indicated in the table below. Sales are reflected in the segment from which the sales are made. The Americas segment includes North and South America. The European region includes Western and Central Europe, Russia, the Middle East and Africa. The Asia/Pacific region includes Japan, Korea, Taiwan, Hong Kong, China, Southeast Asia and Australia. Transfers between geographic areas are generally made at a discount from local in-market price. Operating profits for each geographical segment exclude general corporate expenses. Identifiable assets consist of those assets utilized within each respective geographic segment and exclude cash and short-term investments and receivables arising from sale of businesses, which are classified as corporate assets.

                          Americas   Europe  Asia/Pacific Eliminations  Total

1996
Sales:
     Unaffiliated         $215,875  $192,838   $208,229       -     $616,942
     customers
     Unaffiliated export:
          Pacific customers     839                                      839
          European customers    954                                      954

Total unaffiliated          217,668  192,838    208,229       -      618,735

Transfer between areas      112,474   68,535     10,880  (191,889)         -
          Total sales      $330,142  261,373   $219,109 $(191,889)  $618,735
Operating profits           $75,843  $45,341    $13,994         -   $135,178
General corporate expenses                                            (6,455)
Purchased research &                                                 (68,311)
development expenses
Gain on sale of equity                                                 5,329
securities
Interest expense, net                                                 (8,718)
Income from continuing
operations before
income taxes                                                         $57,023
Identifiable assets         $496,742 $ 212,132 $ 142,882 $(215,734) $636,022
Corporate assets                                                      46,870
          Total assets                                              $682,892

1995
Sales:
     Unaffiliated customers $202,717 $ 185,402 $ 204,895            $593,014
     Unaffiliated export:
          Pacific customers      553                                     553
          European customers     899                                     899
     Total unaffiliated      204,169   185,402   204,895             594,466

Transfer between areas        95,267    46,602    14,267  (156,136)       -
          Total sales      $ 299,436 $ 232,004 $ 219,162 $(156,136) $594,466
Operating profits          $  75,663 $  33,072 $  20,973            $129,708

General corporate expenses                                           (10,632)
Interest expense, net                                                 (8,941)
Income from continuing
operations before income taxes                                     $ 110,135
Identifiable assets        $409,750  $219,681  $174,468 $(301,308) $ 502,591
Corporate assets                                                      28,354
          Total assets                                             $ 530,945


                  Americas   Europe  Asia/Pacific  Eliminations        Total

1994
Sales:
Unaffiliated         $180,569    $154,196  $160,781                 $ 495,546
customers
     Unaffiliated export:
     Pacific customers    806                                             806
     European customers   900                                             900

     Total            182,275     154,196   160,781                   497,252
     unaffiliated
Transfer between areas 77,877      25,767     6,246   (109,890)             -
     Total sales     $260,152    $179,963  $167,027  $(109,890)     $ 497,252
Operating profits     $54,301    $ 23,908   $24,879                 $ 103,088
General corporate expenses                                           (12,429)
Other expense                                                        (10,800)
Interest expense, net                                                 (2,944)
Income from continuing
operations before
income taxes                                                         $ 76,915
Identifiable assets  $341,057     $187,132 $144,890  $(181,285)      $491,794
Corporate assets                                                       45,186
          Total assets                                               $536,980






Report of Independent Accountants

     To the Shareholders and Directors of Millipore Corporation:

We have audited the accompanying consolidated balance sheets of Millipore Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Millipore Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


Boston, Massachusetts                   Coopers & Lybrand L.L.P.
January 22, 1997


Quarterly Results (Unaudited)

The Company's unaudited quarterly results are summarized below.

                            First    Second   Third     Fourth
(In thousands, except per   Quarter  Quarter Quarter  Quarter   Year
share data)
1996
Net sales                  $156,476  $161,928 $148,913 $151,418 $618,735

Cost of sales               61,946     65,412   60,774   61,311  249,443
        Gross profit        94,530     96,516   88,139   90,107  369,292
Selling, general and        50,140     52,059   50,226   49,715  202,140
administrative expenses
Research and development     9,409      9,741    9,610    9,669   38,429
expenses
Purchased research &            -           -        -   68,311   68,311
development expense
Operating income (loss)     34,981     34,716   28,303  (37,588)  60,412

Gain on sale of equity          -           -    2,858    2,471    5,329
securities
Interest income               713         661      660      746    2,780
Interest expense           (2,710)     (2,945)  (2,995)  (2,848) (11,498)

Income (loss)              32,984      32,432   28,826  (37,219)  57,023
before income taxes
Provision benefit for       7,751       7,622    6,774   (8,746)  13,401
income taxes
Net income/(loss)        $ 25,233    $ 24,810  $22,052 $(28,473) $43,622
Per share information
Net income/(loss)          $ 0.57      $ 0.57    $0.51  $ (0.66)  $ 1.00
(loss)
Weighted average common    44,163      43,642   43,335   43,284   43,602
shares outstanding

1995
Net sales                $141,427    $150,508  $147,547 $154,984 $594,466

Cost of sales              58,509      60,779    61,293   63,268  243,849
Gross profit               82,918      89,729    86,254   91,716  350,617
Selling, general and       45,795      49,610    48,842   50,779  195,026
administrative expenses
Research and development    8,513       9,155     9,352    9,495   36,515
expenses
Operating income           28,610      30,964    28,060   31,442  119,076
Interest income               386         337       427      532    1,682
Interest expense           (2,318)     (2,851)   (2,616)  (2,838) (10,623)

        Income before      26,678      28,450    25,871   29,136  110,135
        income taxes
Provision for income taxes  6,003       6,401     5,821    6,556   24,781
        Net income       $ 20,675    $ 22,049  $ 20,050 $ 22,580 $ 85,354

Per share information
        Net income       $   0.45    $   0.49  $   0.45   $ 0.51   $ 1.90

Weighted average common    45,960      44,998    44,642   44,348   44,985
shares outstanding








              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549


                           Form 10-K

                         ANNUAL REPORT

                              OF

                     MILLIPORE CORPORATION

          For the Fiscal Year Ended December 31, 1996



                       ****************


                           EXHIBITS


                       ****************









                       INDEX TO EXHIBITS

Exhibit No.    Description                              Tab No.

2.1         Amicon  Worldwide  Purchase   and
            Sale,                                        **
            Agreement,  dated  November   18,
            1996,  dated December  31,  1996,
            as     Amended    by    Amendment
            Agreement,  dated  December   31,
            1996, by and amongCompany and  W.
            R. Grace & Co.-Conn.
2.2         Agreement  and  Plan  of  Merger,
            dated                                        **
            as  of December 16, 1996, by  and
            among   Company  and  its  wholly
            owned       subsidiary       MCTG
            Acquisition   Corp.   and   Tylan
            General, Inc.
3.1         Restated       Articles        of
            Organization,                                1
            as amended May 6, 1996
3.2         By Laws, as amended                          **
4.1         Indenture  dated  as  of  May  3,
            1995,                                        **
            relating   to  the  issuance   of
            $100,000,000 principal amount  of
            Company's 6.78% Senior Notes  due
            2004
10.1        Distribution Agreement, dated  as
            of July 1,                                   2
            1996,  by  and among Company  and
            Fisher  Scientific  Company  (all
            schedules and Exhibits have  been
            omitted;   Company   agrees    to
            furnish  the  Commission  with  a
            copy  of  any  such  schedule  or
            exhibit upon request)
10.2        Revolving    Credit    Agreement,
            dated as of                                  3
            January    22,    1997,     among
            Millipore  Corporation  and   The
            First  National Bank  of  Boston,
            ABM  AMRO  Bank N.V. and  certain
            other  lending institutions which
            are or become parties thereto
10.3        Shareholder   Rights   Agreement,
            dated as of                                  **
            April     15,    1988,    between
            Millipore and The First  National
            Bank of Boston
10.4        Long    Term   Restricted   Stock
            (Incentive) Plan                             **
            for Senior Management

**          Incorporated by Reference to a prior  filing  with
            the Commission
Exhibit No.    Description                              Tab No.

10.5        1985 Combined Stock Option Plan              **
10.6        Supplemental     Savings      and
            Retirement Plan                              **
            for  Key  Salaried  Employees  of
            Millipore Corporation
10.7        Executive Termination Agreement              **
10.8        Executive   "Sale  of   Business"
            Incentive                                    **
            Termination Agreements
10.9        1995   Employee  Stock   Purchase
            Plan                                         **
10.10       1995 Management Incentive Plan               **
11          Computation    of    Per    Share
            Earnings                                     4
21          Subsidiaries of Millipore                    5
23          Consent   of  Coopers  &  Lybrand
            L.L.P.                                       6
24          Power of Attorney                            7

** Incorporated by Reference to a prior filing with the Commission

                     Millipore Corporation
                          Exhibit 11
               Computation of Earnings Per Share
             (In Thousands Except Per Share Data)



                                    Years Ended December 31,
Calculation of shares:        1996         1995          1994
Weighted average of shares
outstanding during the year   43,602 (b)   44,985 (b)    54,726 (b)

Shares outstanding from
 assumed exercise of stock    2,831        3,129         4,325
option

(Treasury Method)             (1,494)      (1,736)         (2,969)

(NQ tax benefit)                  (452)         (465)        (438)

Weighted average shares and
 common stock equivalents
 outstanding during the year  44,487 (a)   45,913 (a)    55,644 (a)

 Additional shares assumed
 exercised with full                 -            -             -
dilution

Weighted average of shares
 used in calculation of
fully
 diluted earnings per share    44,487 (a)   45,913 (a)   55,644 (a)

Net Income                    $ 43,622     $ 85,354      $56,209

Earnings per common share as
 reported in  the
Consolidated
 Financial Statements         $    1.00    $    1.90     $   1.03

Primary earnings per common   $    0.98    $    1.86     $   1.01 (a)
share                         (a)          (a)

Net fully diluted earnings
per common share              $    0.98    $    1.86     $   1.01 (a)
                              (a)          (a)


(a) These calculations are submitted in accordance with Securities Exchange Act of 1934 Release N. 9083 although not required by APB No. 15 because they result in dilutions of less than 3%.
 (b) Represents weighted average of shares outstanding used in the earnings per share calculations. Common stock equivalents for 1996, 1995, and 1994 were not included in the weighted average share computation as they were less than 3% dilutive


                          Exhibit 21
             Subsidiaries Of Millipore Corporation
Pursuant to Item 601, Paragraph 21, clause (ii) of Regulation S-K,the following list excludes subsidiaries who conduct no business operations or which have no significant assets.
Company Name                            Jurisdiction of
Organization
Millipore Asia Ltd.                          Delaware
  Millipore Korea Ltd.                       Korea
Millipore Cidra, Inc.                        Delaware
Millipore Intertech, (V.I.), Inc.            U.S. Virgin Is.
Millipore (Canada) Ltd.                      Canada
  Amicon Canada Limited                      Canada
Millipore S.A. de C.V.                       Mexico
Millipore GesmbH                             Austria
  Millipore Kft                              Hungary
  Millipore S.R.O.                           Czech Republic
Millipore Investment Holdings Ltd.           Delaware
 Millipore International Holding Company B.V.     Netherlands
  Millipore Japan Company L.L.C.            Delaware
     Nihon Millipore Limited                 Japan
  Millipore S.A./N.V.                       Belgium
  Millipore (U.K.) Ltd.                     United Kingdom
    Amicon Limited                          United Kingdom
  Millipore S.A.                            France
    Prochrom S.A.                           France
     Prochrom Recherche et Development S.A. France
     Prochrom, Inc.                         Indiana
     Prochrom OY                            Finland
  Millipore Ireland B.V.                    Netherlands
    Millipore Dublin International Finance Company Ireland
  Millipore GmbH                            West Germany
    Amicon GmbH                             West Germany
  Millipore S.p.A.                          Italy
  Millipore A.B.                            Sweden
  Millipore AS                              Norway
  Millipore A.G.                            Switzerland
  Millipore A/S                             Denmark
  Millipore Australia Pty. Ltd.             Australia
  Millipore Iberica S.A.                    Spain
  Millipore I.E.C., Ltda.                   Brazil
  Millipore OY                              Finland
  Millipore B.V.                            The Netherlands
  Millipore China Ltd.                      Hong Kong

                      Exhibit 21 [Cont'd]
Millipore Pacific Limited                    Delaware
 Millipore (Suzhou) Filter Company Limited   Peoples Republic of
China
Millicorp, Inc.                              Delaware
Minerva Insurance Corp. Ltd.                 Bermuda
Tylan General, Inc.                          Delaware
  Tylan General GmbH                         Germany
  Tylan General U.K. Ltd.                    United Kingdom
  TG SARL                                    France
  Tylan General K.K.                         Japan
  TG Korea Ltd.                              Korea
  Span Instruments, Inc.                     Texas
     Ocala, Inc.                             Texas
     Span Instruments Singapore, Pte. Ltd.   Singapore
Vermeer                                      Ireland




















                          EXHIBIT 23

              Consent of Independent Accountants
              CONSENT OF INDEPENDENT ACCOUNTANTS







  We consent to the incorporation by reference in the registration statements of Millipore Corporation on Form S-8 (File Nos. 2-91432, 2-72124, 2-85698, 2-97280, 33-37319, 33-37323, 33-59005, 33-
10801,  33-11-790), on Form S-3 (File Nos. 2-84252,  33-9706,  33-
22196, 33-47213) and on Form S-4 (File No. 33-58117) of our report dated January 22, 1997 on our audits of the consolidated financial statements of Millipore Corporation as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995, and 1994, which report is incorporated by reference in this Annual Report on Form 10-K.





COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
March 7, 1997


                          EXHIBIT 24

                       Power of Attorney



     KNOW ALL MEN BY THESE PRESENTS, that the undersigned Directors and Officers of Millipore Corporation (the "Corporation"), do hereby constitute and appoint C. William Zadel and Jeffrey Rudin and each of them individually, their true and lawful attorneys and agents to execute on behalf of the Corporation the Form 10-K Annual Report of the Corporation for the fiscal year ended December 31, 1996, and all such additional instruments related thereto which such attorneys and agents may deem to be necessary and desirable to enable the Corporation to comply with the requirements of the Securities Exchange Act of 1934, as amended, and any regulations, orders, or other requirements of the United States Securities and Exchange Commission thereunder in connection with the preparation and filing of said Form 10-K Annual Report, including specifically, but without limitation of the foregoing, power and authority to sign the names of each of such Directors and Officers on his behalf, as such Director or Officer, as indicated below to the said Form 10-K Annual Report or documents filed or to be filed as a part of or in connection with such Form 10-K Annual Report; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents shall do or cause to be done by virtue thereof.


SIGNATURE                TITLE                    DATE



/s/C. William Zadel      Chairman, President      March 7, 1997
C. William Zadel         Chief Executive Officer
                         and Director



/s/Charles D. Baker      Director                 March 7, 1997
Charles D. Baker



/s/Samuel C. Butler      Director                 March 7, 1997
Samuel C. Butler



/s/Robert E. Caldwell         Director            March 7, 1997
1997
Robert E. Caldwell



/s/Maureen A. Hendricks  Director                 March 7, 1997
Maureen A. Hendricks



/s/Mark Hoffman          Director                 March 7, 1997
Mark Hoffman



/s/Steven Muller         Director                 March 7, 1997
Steven Muller



/s/Thomas O. Pyle        Director                 March 7, 1997
Thomas O. Pyle



/s/John F. Reno          Director                 March 7, 1997
John F. Reno