Form 10-K/A
period 1996-12-31
MILLIPORE CORP
filed 1997-05-07
CIK 66479

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
            Millipore and The First  National
            Bank of Boston
10.4        Long    Term   Restricted   Stock
            (Incentive) Plan                             **
            for Senior Management

**          Incorporated by Reference to a prior  filing
with the Commission Exhibit No.Description Tab No.

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

**          Incorporated by Reference to a prior  filing
with the Commission

March 7, 1997



Securities and Exchange Commission
One Judiciary Plaza
450 Fifth Street, N.W.
Washington, DC   20549

Gentlemen:

   Re: Millipore Corporation Annual Report on Form 10-K for the Fiscal year ended December 31, 1996

     Pursuant to General instruction D(1) of Form 10-K (as revised by Item 309 of Regulation S-T with respect to the number of copies to be transmitted by Registrants filing documents electronically with the Commission), we hereby submit:
     One complete copy of Millipore's Annual Report on Form
10-K for the year ended December 31, 1996, including
Financial Statements and Exhibits, which bears typed signatures of Millipore's Officers and its Directors, in accordance with Item 302 of Regulation S-T. (Original signature pages bearing manual signatures and executed powers of attorney have been retained by Millipore.)
     Please note that this Form 10-K is made in conjunction with Millipore's filing of Registration Statement on Form S
3 relating to $300,000,000 of Debt Securities. Also, please note the Consent of Coopers & Lybrand L.L.P. is attached as Exhibit 23 to the 10-K.
     The financial statements in the Form 10-K do not reflect a change from the preceding year in any accounting principles or practices or in the method of applying any such principles or practices.
   A copy of the Form 10-K is also being sent to The New
York Stock Exchange in accordance with its rules and regulations.

     If you have any questions concerning this filing, please contact the undersigned.

Very truly yours,

MILLIPORE CORPORATION





Geoffrey Nunes
Senior Vice President/General Counsel


cc:  With enclosure - Charles C. Leber, Branch Chief (by
Mail)


B.  The following Exhibits are filed herewith:
(3)    (i)    Restated Articles of Organization, as amended
May 6, 1996
(10)   Distribution  Agreement, dated as of July 1, 1996,
by and  among Company and Fisher Scientific Company (all
schedules and Exhibits have  been omitted; Company agrees
to furnish the Commission with a copy of any such schedule
or exhibit upon request)
(10)   Revolving  Credit Agreement, dated as of January 22,
1997,  among Millipore Corporation and The First National
Bank of Boston,  ABM AMRO  Bank N.V. and certain other
lending institutions which  are or become parties thereto
(11)   Computation of Per Share Earnings
(21)   Subsidiaries of Millipore
(23)   Consent of Independent Accountants relating to the
incorporation  of their   report   on  the  Consolidated
Financial  Statements   into Company's  Securities  Act
Registration Nos.  2-72124,  2-85698,  2-91432,  2-97280,
33-37319, 33-37323, 33-11-790,  33-59005  and  33-10801 on
Form S-8 and Securities Act Registration Nos. 2-84252,  33
9706, 33-22196, 33-47213 on Form S-3, and 33-58117 on Form
S4.
(24)   Power of Attorney

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


                              MILLIPORE CORPORATION


Dated: March 7,1997 By Geoffrey Nunes, Senior Vice
President

  Pursuant to the requirements of the Securities Exchange
Act of 1934, this report  has  been signed below by the
following persons on  behalf  of  the Registrant and in the
capacity and on the dates indicated.
SIGNATURE                TITLE                 DATE
C. WILLIAM ZADEL*        Chairman, President,  March 7,1997
C. William Zadel         Chief Executive Officer,
                          and Director
Michael P. Carroll       Chief Financial Officer
                         Vice President, and Treasurer
CHARLES D. BAKER*        Director              March 7,1997
Charles D. Baker
SAMUEL C. BUTLER*        Director              March 7,1997
Samuel C. Butler
ROBERT E. CALDWELL*      Director              March 7,1997
Robert E. Caldwell
MAUREEN A. HENDRICKS*    Director              March 7,1997
Maureen A. Hendricks
MARK HOFFMAN*            Director              March 7,1997
Mark Hoffman
STEVEN MULLER*           Director              March 7,1997
Steven Muller
THOMAS O. PYLE*          Director              March 7,1997
Thomas O. Pyle
JOHN F. RENO*            Director              March 7,1997
John F. Reno

*By
 Geoffrey Nunes, Attorney-in-Fact