Form 10-Q
period 1997-03-31
MILLIPORE CORP
filed 1997-05-15
CIK 66479

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Yes    X     No


The Company had 43,503,163 shares of common stock outstanding as of April 25, 1997.



                      MILLIPORE CORPORATION
                       INDEX TO FORM 10-Q





                                                  Page No.
Part I.   Financial Information

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets --
             March 31, 1997 and December 31, 1996           2

          Consolidated Statements of Income --
             Three Months Ended March 31, 1997 and 1996     3

          Consolidated Statements of Cash Flows --
             Three Months Ended March 31, 1997 and 1996     4

          Notes to Consolidated Condensed
             Financial Statements                           5-6

Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                  7-8

Part II.  Other Information

Item 1.   Legal Proceedings                                 9

Item 6.   Exhibits and Reports on Form 8-K                  9

          Signatures                                        10





                      MILLIPORE CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                     March  31,       December 31,
                                        1997             1996

ASSETS                               (Unaudited)
Current assets
   Cash                                $   9,710       $  4,010
   Short-term investments                 37,555         42,860
   Accounts receivable, net              172,624        151,653
   Inventories                           126,189        106,410
   Other current assets                   14,948          6,979
Total Current Assets                     361,026        311,912

Property, plant and equipment, net       218,991        203,017
Intangible assets                         75,982         58,866
Deferred income taxes                     81,430         69,086
Other assets                              32,387         40,011

Total Assets                         $   769,816      $ 682,892

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities
   Notes payable and current
portion of
      long-term debt                 $   193,619      $ 101,546
   Accounts payable                       46,784         34,404
   Accrued expenses                       92,197         57,011
   Accrued divestiture costs               1,595          3,604
   Dividends payable                       3,905          3,899
   Accrued retirement plan                 3,138          4,705
contributions
   Accrued and deferred income             7,095         11,231
taxes payable
Total Current Liabilities                348,333        216,400

Long-term debt                           293,092        224,359
Other liabilities                         24,107         24,528
Shareholders' equity
   Common stock                           56,988         56,988
   Additional paid-in capital              8,800          8,800
   Retained earnings                     444,539        548,598
   Unrealized gain on securities           9,411          9,536
available for sale
   Translation adjustments              (22,366)        (8,280)
                                         497,372        615,642
   Less:  Treasury stock, at cost,
13,490 shares in 1997 and 13,666 in     (393,088)      (398,037)
1996
Total shareholders' equity               104,284        217,605

Total Liab and Shareholders' Equity   $  769,816      $ 682,892



 The accompanying notes are an integral part of the consolidated condensed financial statements.



                               -2-


                        MILLIPORE CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME
                (In thousands except per share data)
                             (Unaudited)

                                    Three Months Ended
                                        March 31,

                                    1997         1996

Net sales                         $ 178,839    $ 156,476
Cost of sales                        80,015       61,946

Gross profit                         98,824       94,530

Selling, general & administrative    60,096       50,140
expenses
Research & development expenses      13,451        9,409
Purchased research & development    114,091            -
expense

Operating (loss) / income          (88,814)       34,981

Gain on sale of equity securities     1,769            -

Interest income                         761          713

Interest expense                    (6,024)      (2,710)

(Loss) / income before income      (92,308)       32,984
taxes

Provision for income taxes            5,454        7,751

Net (loss) / income               $(97,762)    $  25,233


Net (loss) / income per common     $ (2.25)    $    0.57
share

Cash Dividends declared per       $    0.09    $    0.08
common share

Weighted average common shares       43,391       44,163



   The accompanying notes are an integral part of the consolidated condensed financial statements.

                                 -3-

                      MILLIPORE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)


                                          Three Months Ended
                                               March 31,

                                          1997           1996
Cash Flows From Operating Activities:
Net (loss) income                       $(97,762)      $25,233
Adjustments to reconcile net income to
net cash provided:
 Purchased research and development     114,091             -
expense
 Write-off of acquired inventory         5,000              -
step-up
 Depreciation and amortization           8,666          7,661
 Gain on sale of equity securities      (1,769)             -
 Deferred income tax provision               -              -
 Change in operating assets and
liabilities:
   (Increase) in accounts receivable    (12,500)        (5,784)
   (Increase) in inventories            (4,515)         (8,207)
   (Increase) in other current assets   (6,594)         (1,719)
   Decrease (increase) in other assets   8,059          (220)
   (Decrease) increase in accounts
payable and accrued expenses            (6,073)           887
   (Decrease) in accrued retirement     (1,567)         (2,419)
plan contributions
   (Decrease) increase in accrued        (870)          2,626
income taxes
   Other                                 2,186            765
Net cash provided by operating           6,352         18,823
activities

Cash Flows From Investing Activities:
Additions to property, plant and        (7,144)         (7,282)
equipment
Investment in businesses                     -          (2,990)
Acquisition of Tylan, net of cash       (161,267)           -
acquired
Proceeds from sale of equity             1,769              -
securities
Net cash used by discontinued           (2,009)         (2,560)
operations
Net cash used in investing activities   (168,651)      (12,832)

Cash Flows From Financing Activities:
Treasury stock acquired                      -         (37,278)
Issuance of treasury stock under stock   3,127          3,607
plans
Net change in short-term debt           92,073         33,144
Borrowings (repayment) of long-term     74,418           (32)
debt
Dividends paid                          (3,899)        (3,559)
Net cash used in financing activities   165,719        (4,118)

Effect of foreign exchange rates on
cash and short-term investments         (3,025)         (597)
Net increase in cash and short-term        395          1,276
investments

Cash and short-term investments on      46,870          23,758
January 1
Cash and short-term investments on      $47,265        $25,034
March 31

       The accompanying notes are an integral part of the consolidated condensed financial statements.

                               -4-
                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (In thousands)


1.The   accompanying   unaudited  consolidated  condensed   financial
  statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit certain information and disclosures normally included in financial statements. These financial statements, which in the opinion of management reflect all adjustments necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The accompanying unaudited consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

2.     Inventories consist of the following:


                       March  31,      December 31,
                             1997              1996
   Raw materials          $46,854           $27,502
   Work in process         19,740            16,310
   Finished goods          59,595            62,598
                         $126,189          $106,410



3. Accumulated depreciation on property, plant and equipment was $197,404 at March 31, 1997, and $195,397 at December 31, 1996.


4. On January 22, 1997, the Company successfully completed a cash tender offer for all of the outstanding common shares of Tylan General, Inc. (Tylan). Tylan, which became a wholly-owned subsidiary on January 27, 1997, supplies precision mass flow controllers, pressure and vacuum measurement and control equipment, and ultraclean gas panels to the microelectronics industry. The aggregate purchase price, including the assumption of Tylan debt and transaction costs,
  was $163,371.   The acquisition is accounted for as a purchase, and
  accordingly, the purchase price has been preliminarily allocated to the identifiable tangible and intangible assets based on estimated fair market values of those assets. The Company has accrued approximately $31,000 for additional costs associated with the
  acquisition.   These  costs  include  severance  payable  to  Tylan
  employees, abandonment of duplicate Tylan manufacturing and sales facilities, and termination of certain Tylan contractual obligations. The Company expects that the integration of Tylan's operations into those of the Company will be substantially complete within 18 to 24
  months.   The ultimate execution of the Company's plans  and  costs
  incurred may result in an adjustment to the amounts preliminarily allocated to assets and liabilities and to amounts accrued for additional costs associated with the acquisition. The purchase price included at estimated fair value current assets of $45,044, property and equipment of $22,759, other assets of $16,477 and the assumption of liabilities of $22,042. Identifiable intangible assets were valued at $18,042 and included tradenames and patented and unpatented complete technology. These intangible assets will be amortized over their estimated useful lives ranging from 6 to 10 years. The value
  of   in-process  research  and  development  for  which   technical
  feasibility has not been achieved was $114,091 and was charged to earnings in the first quarter of 1997. The purchase was financed through the Company's $450,000 revolving credit facility discussed in Note J to the Company's financial statements for the year ended December 31, 1996.








                                 -5-
                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (In thousands)



5. In March 1997, the Company sold $100,000 of 7.23% unsecured notes due in 2002 and $100,000 of 7.60% unsecured notes due in 2007, pursuant to a public offering. Net proceeds from the offering of $197,950 were used to repay borrowings outstanding under the Company's $450,000 Revolving Credit Facility. Interest on the new notes is payable semi-annually in April and October.

  Individual borrowings under the $450,000 five-year Revolving Credit Facility are made on terms not exceeding six months. Accordingly, borrowings under the facility are reflected in notes payable as a current liability in the accompanying consolidated balance sheet.

6.On  May  2, 1997, the Environmental Quality Board (EQB) of  Puerto
  Rico served an administrative order on Millipore Cidra, Inc., a wholly-owned subsidiary of the Company. The administrative order (EQB order) generally alleges: (i) that the nitrocellulose filter membrane scrap produced by Millipore Cidra's manufacturing operations is a hazardous waste as defined in EQB regulations;
  (ii) that Millipore Cidra, Inc. failed to manage, transport and dispose of the nitrocellulose membrane scrap as a hazardous waste; and (iii) that such failure violated EQB regulations. The EQB order proposes penalties in the amount of $96,500 and orders Millipore Cidra, Inc. to manage the nitrocellulose membrane scrap as a hazardous waste. While the Company is still in the process of analyzing the EQB Order and evaluating its impact, if any, on Millipore Cidra's business operations, the Company believes that it has meritorious arguments, intends to vigorously contest the EQB Order and believes that it should prevail.
  Depending on the ultimate outcome of these proceedings (or if there are interim material adverse developments), the Company could be in violation of certain provisions contained in its $450,000 Revolving Credit Facility, $100,000 6.88% notes due in 2004, $100,000 7.23% notes due 2002 and $100,000 7.60% notes due in 2007. Violation of these provisions would allow the lenders to require repayment on demand (or, in the case of the Revolving Credit Facility, restrict borrowings or re-borrowings). In any such event, the Company believes that it would be able to renegotiate the terms of its existing debt, although potentially on less favorable terms.


7.The  Company  and Waters Corporation are engaged in an  arbitration proceeding and related litigation, both of which commenced in the second quarter of 1995, with respect to the amount of assets required to be transferred by the Company's Retirement Plan in connection with the Company's divestiture of its former Chromatography Division. The Company believes that it has meritorious arguments and should prevail. In the opinion of the Company, although final settlement of this matter may impact the Company's financial statements in a particular period, it is not expected to have a material adverse affect on the Company's financial statments.


8.In  February 1997, the Financial Accounting Standards Board  (FASB)
  issued Statement of Financial Accounting Standard (SFAS) No. 128 - Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and requires a dual presentation of basic and dilutive EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier adoption is not permitted. The Company is currently assessing the impact of SFAS No. 128.






                                 -6-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Forward Looking Statements
The following Discussion and Analysis includes certain forward-looking statements which are subject to a number of risks and uncertainties as described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Such forward-looking statements are based on current expectations and actual results may differ materially.

Recent Developments
On January 22, 1997, the Company announced the successful completion of its tender offer for all of the outstanding common shares of Tylan General, Inc. "Tylan" for $16.00 per share. Tylan became a wholly owned subsidiary of the Company on January 27, 1997. The purchase price, including transaction costs, was $137.0 million, plus the assumption of Tylan's outstanding debt, net of cash, totaling $24.3 million. This acquisition has also been accounted for as a purchase and resulted in a non-tax deductible charge for purchased research and development of $114.0 million in the first quarter of 1997.

On December 31, 1996, the Company acquired the Amicon Separation Science Business "Amicon" of W.R. Grace and Co. for a price of $129.3 million in cash, including transaction costs. This acquisition, which is discussed more fully in the financial statements of the Company for the year ended December 31, 1996, has also been accounted for as a purchase.

Both acquisitions are included in the Company's consolidated financial statements in the first quarter of 1997 from their respective date of acquisition and, accordingly, results of operations in the first quarter of 1997 are not comparable to results of operations in the first quarter of 1996.

Results of Operations
Consolidated  net  sales for the first quarter of  1997  were  $179.0 million, an increase of 14 percent over sales for the same period last year. Sales growth measured in local currency terms was 21 percent in the first quarter of 1997, but fluctuations in foreign currency exchange rates, primarily the strengthening of the U.S. dollar against both the Japanese Yen and most European currencies, decreased reported sales growth by 7 percentage points. The growth rate in sales in the first quarter of 1997 was due to the Company's recent acquisitions of Amicon and Tylan. Without these acquisitions, revenues decreased 6 percent over the same period last year, and, in local currency, were flat. The following table summarizes sales growth by geography and market in the first quarter of 1997 with and without the recent acquisitions.

                     Sales growth rates      Sales growth rates
                     measured in local        measured in U.S.
                         currencies                dollars

                       With      Without        With    Without
                    Acquisi-    Acquisi-     Acquisi-  Acquisi-
                      tions       tions        tions     tions

   Americas            35%         0%           35%      (1)%
   Europe              21%         5%           12%      (4)%
   Asia/Pacific         6%        (4)%         (5)%      (14)%
                       21%         0%           14%      (6)%
   Consolidated


   Microelectroni      27%        (15)%         20%      (20)%
   cs Mfg.
   BioPharmaceuti      25%         10%          18%       3%
   cal Mfg.
   Analytical          14%         4%           7%       (2)%
   Laboratory
                       21%         0%           14%      (6)%
   Consolidated




                                 -7-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (continued)




Sales growth in the BioPharmaceutical manufacturing market was 10 percent in local currency, with sales to biotechnology customers especially strong. Sales to microelectronics manufacturing customers continued to be affected by a down cycle in the microelectronics industry, a trend which has negatively affected the Company's sales and income since the middle of 1996. Sales growth of 4 percent in local currency to analytical laboratory customers was slower than the growth rates achieved in the last two quarters of 1996, partially due to manufacturing issues which delayed production of new products. These problems have been resolved.

If foreign exchange rates remain at May 1, 1997 levels, the affect of foreign exchange currencies is expected to reduce reported second quarter 1997 sales growth by approximately 8 percentage points and full year 1997 sales growth by approximately 7 percentage points.

Gross margins in the first quarter of 1997 were 55.3 percent of sales, compared to 60.4 percent in the first quarter of 1996. The gross margin percentage of 55.3 percent includes the impact of low margin sales related to the acquired businesses; as the inventory acquired in each acquisition was written up to net realizable value as part of the acquisition accounting and consequently, very low margins were generated in the period directly following the acquisitions. Without this, gross margins in the first quarter of 1997 were 58.1 percent. Gross margin percentages were lower than those in the same period last year as the acquired businesses both have lower gross margin percentages than those achieved by the Company in 1996.

Operating expenses in the first quarter of 1997 increased 24 percent over operating expenses for the first quarter of 1996. The increase is mainly due to operating expenses of the acquired businesses. The Company expects operating expenses to increase in the second quarter as a full quarter of Tylan operating expenses will be included.

The gain on sale of equity securities of $1.8 million represents the sale of a portion of the Company's holdings in PerSeptive BioSystems common shares. The Company anticipates selling additional portions of this equity investment in the future, although it has no specific commitments to do so at this time.

Net interest expense in the first quarter of 1997 was much higher than that of the first quarter of 1996, due to increased borrowings required to acquire Amicon and Tylan. Interest on borrowings required to complete the Tylan acquisition, as well as interest on Tylan's assumed debt, are included in the Company's statement of income from January 22, 1997. Interest expense in subsequent quarters of 1997 will be higher as such borrowings will be outstanding for the entire quarter.

The Company's effective income tax rate for the first quarter, excluding the non-tax deductible purchased research and development expense associated with the Tylan acquisition was 22.5 percent compared to 23.5 percent for the full year in 1996. The effective rate for the first quarter is expected to be maintained throughout 1997. The effective rate in 1997 is lower than the effective rate in 1996 as the Company's current estimates of 1997 income increase the relative importance of the Company's low tax rate manufacturing sites as compared to 1996.

A substantial portion of the Company's business is conducted outside of the United States through its foreign subsidiaries. This exposes the Company to risks associated with foreign currency rate fluctuations which can impact the Company's revenue and net income. To partially mitigate this risk, the Company has entered into foreign currency transactions, primarily forward and option contracts to sell Yen, on a continuing basis in amounts and timing consistent with the underlying currency exposure so that the gains or losses on these transactions offset gains or losses on the underlying exposure. In the first quarter of 1997, a gain of $1.6 million was realized on the Company's foreign exchange contracts and was recorded in cost of sales, compared to a gain of $.4 million in the first quarter of 1996. The Company does not engage in speculative trading activity.

                                 -8-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (continued)





Capital Resources And Liquidity
Cash flow from operations in the first quarter of 1997 was $6.4 million compared to $18.8 million in the first quarter of 1996. Cash flow from operations in the first quarter of 1997 included outflows of $7.8 million for non-transaction costs associated with the acquisitions.

During the first quarter of 1997, cash generated from operations, along with increased borrowings, was used to acquire Tylan, invest in property, plant and equipment, and pay dividends. Property, plant and equipment expenditures in the first quarter of 1997 were lower than for the same period in 1996, but are expected to increase in subsequent quarters during 1997.

The Company spent approximately $2.0 million in the first quarter of 1997 to satisfy obligations related to discontinued operations. The Company expects that cash expenditures related to its discontinued operations will decline in subsequent quarters during 1997 and will be insignificant after the third quarter of 1997, as contractual support services provided to the divested businesses will expire.

As noted in Footnote 5 to the Consolidated Condensed Financial Statements, the Company successfully completed a public debt offering in the first quarter of 1997. Net proceeds from the offering of $197.9 million were used to repay borrowings outstanding under the Company's $450.0 million revolving credit facility.

Refer   to   Footnote  6  to  the  Consolidated  Condensed  Financial
Statements regarding the Company's recent notification from the Environmental Quality Board of Puerto Rico and the potential capital resource and liquidity issues arising from the resolution of this notification.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
On May 2, 1997 the Environmental Quality Board of the Commonwealth of Puerto Rico ("EQB") issued an administrative order (the "EQB Order") against Millipore Cidra, Inc. ("Millipore Cidra"), a wholly owned subsidiary of the Company. The EQB Order generally alleges that the nitrocellulose membrane filter scrap discarded by Millipore Cidra during its manufacturing operations (the "filter scrap") is a hazardous waste as defined in EQB regulations. The EQB Order also alleges that Millipore Cidra managed, transported and disposed of the filter scrap as a non-hazardous solid waste and that this practice violates numerous EQB regulations. The EQB ordered Millipore Cidra to manage the filter scrap as a hazardous waste in compliance with EQB regulations and proposes an administrative fine against Millipore Cidra for the alleged violation of EQB regulations aggregating $96,463,450.50. The EQB Order also demands the production of documents relating to Millipore Cidra's manufacturing operations and to Millipore Cidra's disposal practices with respect to the filter scrap. Finally the EQB Order summons Millipore Cidra to an administrative hearing in August 1997.
The Company disputes the entire basis upon which the EQB Order concluded that the filter scrap is a hazardous waste under EQB regulations. Further, the Company believes that Millipore Cidra has meritorious defenses to the EQB Order and the Company intends to vigorously contest the EQB Order. Pending a resolution of this matter, however, Millipore Cidra will accommodate the EQB Order and has adopted procedures to assure that the filter scrap is managed and disposed of as if it were a hazardous waste under the EQB regulations.


Item 6.  Exhibits and Reports on Form 8-K.

         b.   Reports on Form 8-K

              The Company filed the following reports on Form 8-K during the first quarter of 1997:

              Form 8-K report dated December 31, 1996, filed on
         January 15, 1997; the Company acquires the Amicon
         Separation Science Business (Amicon) of W.R. Grace & Co. in a $125 million cash transaction.

              Form 8-K report dated January 31, 1997, filed on
         February 7, 1997; the Company completes a cash tender offer to acquire Tylan General, Inc. (Tylan).

              Form 8-K/A report dated December 31, 1996, filed on
         March 17, 1997; the Company amended the previous 8-K filings for both the Amicon and Tylan acquisitions, to include the financial statements and exhibits.

         The following financial statements were also filed with the Form 8-K/A:

              Unaudited Pro Forma Statement of Income of Millipore Corporation for the year ended December 31, 1996.

              Unaudited Pro Forma Balance Sheet of Millipore
         Corporation as of December 31, 1996.

              Audited Historical Combined Financial Statements of the Amicon Product Line of W.R. Grace & Co - Conn. for the year ended December 31, 1996.

              Audited Historical Consolidated Financial Statements of Tylan General, Inc. for the years ended October 31, 1994, 1995 and 1996.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Millipore Corporation
                              Registrant



May 15, 1997                  /s/ Michael P. Carroll
Date                          Michael P. Carroll
                              Vice President, Chief Financial Officer
                              and Treasurer