Form 10-Q
period 1997-06-30
MILLIPORE CORP
filed 1997-08-13
CIK 66479

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

Yes    X     No


The Company had 43,549,525 shares of common stock outstanding as of July 25, 1997.



                        MILLIPORE CORPORATION
                         INDEX TO FORM 10-Q





                                                       Page No.
Part I.   Financial Information

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets --
             June 30, 1997 and December 31, 1996            2

          Consolidated Statements of Income --
          Three and Six Months Ended June 30, 1997 and 1996 3

          Consolidated Statements of Cash Flows --
             Six Months Ended June 30, 1997 and 1996        4

          Notes to Consolidated Condensed
             Financial Statements                           5

Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                  8

Part II.  Other Information

Item 1.   Legal Proceedings                                 11

Item 4.   Submission of Matters to a Vote of Security Holders
11

Item 6.   Exhibits and Reports on Form 8-K                  11

          Signatures                                        12





                        MILLIPORE CORPORATION
                     CONSOLIDATED BALANCE SHEETS
                           (In thousands)

<SECTION>
                                      June 30,   December 31,
                                        1997         1996
ASSETS                               (Unaudited)
Current assets
   Cash                             $ 4,184      $ 4,010
   Short-term investments            25,168       42,860
   Accounts receivable, net         184,023      151,653
   Inventories                      127,728      106,410
   Other current assets              13,127        6,979
Total Current Assets                354,230      311,912

Property, plant and equipment, net  219,272      203,017
Intangible assets                    75,196       58,866
Deferred income taxes                82,464       69,086
Other assets                         37,358       40,011

Total Assets                      $ 768,520    $ 682,892

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities
   Notes payable                  $ 180,424    $ 101,546
   Accounts payable                  48,591       34,404
   Accrued expenses                  82,993       57,011
   Accrued divestiture costs            812        3,604
   Dividends payable                  4,354        3,899
   Accrued retirement plan            4,814        4,705
   contributions
   Accrued income taxes payable       3,002       11,231
Total Current Liabilities           324,990      216,400

Long-term debt                      300,594      224,359
Other liabilities                    25,108       24,528
Shareholders' equity
   Common stock                      56,988       56,988
   Additional paid-in capital         8,800        8,800
   Retained earnings                456,963      548,598
   Unrealized gain on securities      6,812        9,536
available for sale
   Translation adjustments          (19,784)      (8,280)
                                    509,779       615,642
   Less:  Treasury stock, at cost,
13,450 shares in 1997 and 13,666 in (391,951)    (398,037)
1996
Total Shareholders' Equity           117,828      217,605

Total Liabilities and Shareholders $ 768,520    $ 682,892
Equity



   The accompanying notes are an integral part of the consolidated condensed financial statements.


                        MILLIPORE CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME
                (In thousands except per share data)
                             (Unaudited)

                               Three Months Ended       Six Months Ended
                                    June 30,                June 30,
                                1997        1996        1997        1996

Net sales                     $ 192,498  $161,928    $371,337    $ 318,404

Cost of sales                   85,424   65,412       165,439      127,358


Gross profit                   107,074   96,516       205,898      191,046

Selling, general &
administrative expenses         63,794   52,059       123,890      102,199
Research & development
expenses                        15,482    9,741        28,933       19,150
Purchased research &
development expense                 -      -            114,091      -

Operating income / (loss)       27,798   34,716      (61,016)      69,697

Gain on sale of equity
securities                           -     -            1,769        -

Interest income                    636     661         1,397        1,374

Interest expense               (8,159)   (2,945)      (14,183)     (5,655)

Income / (loss) before
income taxes                    20,275   32,432       (72,033)     65,416

Provision for income taxes       3,894   7,622        9,348        15,373


Net income / (loss)           $ 16,381  $24,810      $(81,381)    $50,043


Net income / (loss) per       $  0.38    $  0.57     $(1.87)      $1.14
common share

Cash dividends declared per   $  0.10    $  0.09     $0.19        $ 0.17
common share

Weighted average common         43,512    43,642     43,452      43,901
shares




   The accompanying notes are an integral part of the consolidated condensed financial statements.


                        MILLIPORE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                             (Unaudited)

                                         Six Months Ended June
                                                  30,
                                           1997          1996
Cash Flows From Operating Activities:
Net (loss) income                       $(81,381)      $50,043
Adjustments to reconcile net income to
net
 cash provided:
 Purchased research and development     114,091             -
expense
 Write-off of acquired inventory step-   5,000              -
up
 Depreciation and amortization          19,323         14,770
 Gain on sale of equity securities      (1,769)             -
 Change in operating assets and
liabilities:
   (Increase) in accounts receivable    (17,287)       (16,274)
   (Increase) in inventories            (6,413)        (8,328)
   (Increase) in other current assets   (7,603)        (2,096)
   (Increase) in other assets           (1,090)        (3,831)
   (Decrease) in accounts payable and
accrued                                 (13,231)       (2,008)
   expenses
   Increase(decrease) in accrued           137         (1,288)
retirement plan
   contributions
   (Decrease) increase in accrued       (2,844)           294
income taxes
   Other                                 4,903          1,712
Net cash provided by operating          11,836         32,994
activities

Cash Flows From Investing Activities:
Additions to property, plant and        (16,993)       (14,006)
equipment
Investment in businesses                     -         (3,990)
Acquisition of Tylan, net of cash       (159,158)           -
acquired
Investment in intangible assets              -         (1,465)
Proceeds from sale of equity             1,769              -
securities
Net cash used by discontinued           (2,775)        (5,591)
operations
Net cash used in investing activities   (177,157)      (25,052)

Cash Flows From Financing Activities:
Treasury stock acquired                      -         (45,229)
Issuance of treasury stock under stock   4,284          7,571
plans
Net change in short-term debt           79,089         37,719
Borrowings (repayment) of long-term     75,514           (32)
debt
Dividends paid                          (7,820)        (7,115)
Net cash provided by (used in)          151,067        (7,086)
financing activities

Effect of foreign exchange rates on
cash and                                (3,264)         (775)
 short-term investments
Net (decrease) increase in cash and     (17,518)           81
short-term investments

Cash and short-term investments on      46,870          23,758
January 1
Cash and short-term investments on      $29,352        $23,839
June 30


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

2.     Inventories consisted of the following:


                  June 30, 1997  December 31,
                                     1996

   Raw materials   $44,358        $ 27,502
   Work in          17,486          16,310
   process
   Finished         65,884          62,598
   goods
                   $127,728       $106,410


3. Accumulated depreciation on property, plant and equipment was $205,070 at June 30, 1997, and $195,397 at December 31, 1996.


4.    On  January 22, 1997, the Company completed a cash tender offer for  all  of  the outstanding common shares of Tylan General,  Inc.
  (Tylan).  Tylan, which became a wholly-owned subsidiary on  January
  27,  1997,  supplies precision mass flow controllers, pressure  and vacuum measurement and control equipment, and ultraclean gas panels to  the  microelectronics industry.  The aggregate purchase  price, including  the assumption of Tylan debt and transaction costs,  was
  $163,371.  On June 27, 1997 the Company sold a seventy-five percent owned subsidiary of Tylan.  Cash proceeds from the sale of $2,700 are reflected  as  a  reduction in the cost to  acquire  Tylan  in  the accompanying consolidated statement of cash flows.  The acquisition is accounted for as a purchase, and accordingly, the purchase price has  been preliminarily allocated to the identifiable tangible  and intangible  assets based on estimated fair market values  of  those assets.  The Company has accrued approximately $31,000 for additional costs associated with the acquisition.  These costs include severance
  payable   to  Tylan  employees,  abandonment  of  duplicate   Tylan
  manufacturing and sales facilities, and termination of certain Tylan contractual obligations.  The Company expects that the integration of
  Tylan's  operations into those of the Company will be substantially complete within 18 months.  The ultimate execution of the Company's plans and costs incurred may result in an adjustment to the amounts preliminarily  allocated to assets and liabilities and  to  amounts
  accrued for additional costs associated with the acquisition.   The
  purchase  price included at estimated fair value current assets  of
  $45,044, property and equipment of $22,759, other assets of $16,477
  and   the  assumption  of  liabilities  of  $22,042.   Identifiable
  intangible assets were valued at $18,042 and included tradenames and patented and unpatented complete technology.  These intangible assets will be amortized over their estimated useful lives ranging from 6 to
  10 years.  The value of in-process research and development for which technical  feasibility has not been achieved was $114,091  and  was charged to earnings in the first quarter of 1997.  The purchase was financed  through the Company's $450,000 revolving credit  facility discussed in Note J to the Company's financial statements  for  the year ended December 31, 1996.





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

  In  July  1997,  the  Company reduced the maximum  funds  available under  the  five  year Revolving Credit Facility from  $450,000  to
  $350,000.    Individual  borrowings  under  the  Revolving   Credit
  Facility  are made on terms not exceeding six months.  Accordingly, borrowings under the facility are reflected in notes payable  as  a current liability in the accompanying consolidated balance sheet.

6.On  May  2, 1997, the Environmental Quality Board (EQB) of  Puerto
  Rico  served an administrative order on Millipore Cidra,  Inc.,  a wholly-owned subsidiary of the Company.  The administrative  order
  (EQB order) generally alleges:  (i) that the nitrocellulose filter
  membrane   scrap  produced  by  Millipore  Cidra's   manufacturing
  operations  is  a  hazardous waste as defined in EQB  regulations;
  (ii)  that  Millipore Cidra, Inc. failed to manage, transport  and dispose of the nitrocellulose membrane scrap as a hazardous waste;
  and  (iii)  that such failure violated EQB regulations.   The  EQB
  order  proposes  penalties in the amount  of  $96,500  and  orders
  Millipore Cidra, Inc. to manage the nitrocellulose membrane  scrap
  as   a  hazardous  waste.   The  Company  believes  that  it   has
  meritorious arguments, intends to vigorously contest the EQB Order and believes that it should prevail.
  Depending  on  the  ultimate outcome of these  proceedings  (or  if there  are  interim  material  adverse developments),  the  Company could  be  in  violation  of certain provisions  contained  in  its
  $350,000  Revolving Credit Facility, $100,000 6.88%  notes  due  in
  2004,  $100,000 7.23% notes due 2002 and $100,000 7.60%  notes  due in  2007.  Violation of these provisions would allow the lenders to require  repayment  on  demand (or, in the case  of  the  Revolving
  Credit  Facility,  restrict borrowings or re-borrowings).   In  any
  such  event,  the  Company  believes  that  it  would  be  able  to renegotiate  the  terms of its existing debt, although  potentially on less favorable terms.

7.The  Company  and Waters Corporation have engaged in an arbitration
  proceeding  and  a  related  litigation  in  the  Superior   Court,
  Middlesex,  Massachusetts, both of which commenced  in  the  second quarter  of  1995 with respect to the amount of assets required  to be  transferred by the Company's Retirement Plan in connection with the  Company's  divestiture of its former Chromatography  Division.
  In  the  second  quarter of 1996, Waters filed a Complaint  in  the
  Federal   District  Court  of  Massachusetts  alleging   that   the
  Company's  operation  of  the Retirement Plan  violates  ERISA  and certain  sections of the Internal Revenue Code.  Judgments  in  the
  Company's   favor  were  handed  down  by  both  the  Massachusetts
  Superior Court and the Federal District Court in May 1997 and  July
  1997,  respectively.   Waters  has  appealed  both  the  state  and
  federal  court  judgments.  Although there can be no assurances  of the  outcome  of any judicial appeals of these decisions,  or  that federal  agencies with jurisdiction over pension benefit  transfers might  not  review  this  transaction  independently,  the  Company believes that it will prevail in any such appeal or review.

8.In  February 1997, the Financial Accounting Standards Board  (FASB)
  issued Statement of Financial Accounting Standard (SFAS) No. 128  -
  Earnings  per Share.  SFAS No. 128 supersedes Accounting Principles
  Board  Opinion  No. 15 (APB No. 15), by establishing new  standards
  for   computing  and  presenting  earnings  per  share  (EPS)   and
  requiring a dual presentation of basic and dilutive EPS.  SFAS  No.
  128  is  effective  for  financial statements  issued  for  periods ending  after  December  15,  1997  and  earlier  adoption  is  not
  permitted.   Neither  basic  nor  dilutive  EPS  as  calculated  in
  accordance  with  SFAS No. 128 would be materially  different  from primary EPS as presented in these financial statements.

  In   June   1997,  the  FASB  issued  SFAS  No.  130  -   Reporting
  Comprehensive  Income.  SFAS  No.  130  establishes  standards  for reporting  and  display of comprehensive income and its  components in  a  full set of general purpose financial statements.  SFAS  No.
  130  is  effective  for fiscal years beginning after  December  15,
  1997  with  earlier application permitted. The Company is currently assessing the impact of SFAS No. 130.


                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (In thousands)





  In  June  1997,  the  FASB issued SFAS No. 131 -  Disclosure  about
  Segments  of an Enterprise and Related Information.  SFAS  No.  131
  established  new standards for reporting operating  segments  of  a business in annual and interim financial statements.  SFAS No.  131 is  effective for financial statements for periods beginning  after
  December 15, 1997.  The Company is currently evaluating the  impact of SFAS No. 131.








               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (In thousands)


Forward Looking Statements
The  following  Discussion  and Analysis  includes  certain  forward-
looking  statements  which  are subject to  a  number  of  risks  and uncertainties as described in Management's Discussion and Analysis in the  Company's Annual Report on Form 10-K for the year ended December
31,  1996.   Such  forward-looking statements are  based  on  current
expectations and actual results may differ materially.

Recent Developments
On  January 22, 1997, the Company announced the successful completion of its tender offer for all of the outstanding common shares of Tylan
General,  Inc. "Tylan" for $16.00 per share.  Tylan became  a  wholly owned  subsidiary of the Company on January 27, 1997.  The  aggregate
purchase   price,  including  the  assumption  of  Tylan   debt   and
transaction costs, was $163,371.  This acquisition has been accounted for  as  a  purchase and resulted in a non-tax deductible charge  for purchased  research and development of $114,091 in the first  quarter of 1997.

On  December  31,  1996, the Company acquired the  Amicon  Separation
Science Business "Amicon" of W.R. Grace and Co. for a price of $129,265 in cash, including transaction costs. This acquisition, which is discussed more fully in the financial statements of the Company for the year ended December 31, 1996, has also been accounted for as a purchase.

Both   acquisitions  are  included  in  the  Company's   consolidated
financial  statements in the first and second quarters of  1997  from their  respective  date of acquisition and, accordingly,  results  of operations  in  the  first  and  second  quarters  of  1997  are  not comparable to results of operations in the first and second  quarters of 1996.

Results of Operations
Consolidated net sales for the second quarter of 1997 were  $192,498, an  increase of  19 percent over sales for the same period last year.
Sales  growth measured in local currency terms was 25 percent in  the second  quarter  of 1997, with the stronger U.S. dollar  against  the
Japanese  Yen and most European currencies decreasing reported  sales growth by 6 percentage points.  Sales growth in the second quarter of
1997  was generated primarily by the Company's acquisitions of Amicon and  Tylan.  Without these acquisitions, revenues decreased 5 percent over  the  same period last year, and, in local currency increased  1
percent.   Second  quarter earnings per share were $0.38,  down  from
$0.57  per  share  last  year.  Dilution due to acquisitions  reduced
earnings  per  share by $0.09 in the second quarter.   The  following
table  summarizes sales growth by geography and market in the  second quarter of 1997 with and without the recent acquisitions.

                    Sales growth rates       Sales growth rates
                    measured in local         measured in U.S.
                        currencies                dollars

                      With     Without         With     Without
                   Acquisi-   Acquisi-      Acquisi-   Acquisi-
                     tions      tions         tions      tions

   Americas           40%        1%            41%        0%
   Europe             28%        8%            17%       (2)%
   Asia/Pacific        7%       (4)%          (2)%       (12)%
                      25%        1%            19%       (5)%
   Consolidated


   Microelectronics   45%       (11)%          37%       (17)%
   Mfg.
   BioPharmaceutil     17%        5%            11%       (1)%
   Mfg.
   Analytical         17%        8%            11%        2%
   Laboratory
                      25%        1%            19%       (5)%
   Consolidated



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (In thousands)






Sales  growth  in  the  analytical laboratory market  in  the  second quarter  was 8 percent in local currency, consistent with the  growth rate  achieved in this market in the second half of 1996.  Growth  in this  market  in  the second quarter was higher than  the  4  percent growth achieved in the first quarter of 1997, as manufacturing issues which slowed production of new products in the first quarter of  1997 were  resolved.  Sales  to  microelectronics manufacturing  customers continued  to  be  affected by a down cycle in  the  microelectronics industry, a trend which started in the middle of 1996.  This downturn has  negatively  impacted both sales and income  for  the  first  six months of 1997 as compared to the first six months of 1996.  Sales of microelectronics products did increase slightly in the second quarter of  1997 compared to the first quarter of 1997.  Sales growth in  the
BioPharmaceutical  market slowed to 5 percent in the  second  quarter following  10 percent growth in the first quarter.  The lower  growth rate was achieved in comparison to a historic high second quarter  in
1996.   Sales to biotechnology customers within this market  remained strong.

In the third quarter of 1997, the U.S. dollar has continued to strengthen against all European countries. If foreign exchange rates remain at August 1, 1997 levels, the affect of foreign exchange currencies is expected to reduce reported third quarter and full year
1997 sales growth by approximately 7 to 8 percentage points when compared to local currency growth rates.

Gross margins in the second quarter of 1997 were 55.6 percent of sales, compared to 59.6 percent in the second quarter of 1996. Gross margin percentages were lower than those in the same period last year as the acquired businesses both have lower gross margin percentages than those achieved by the Company in 1996. The Company expects that gross margin percentages in the second half of 1997 will approximate those reported in the second quarter of 1997.

Operating expenses in the second quarter of 1997 increased 28 percent over operating expenses for the second quarter of 1996.  The increase is  mainly due to operating expenses of the acquired businesses.  The
Company  expects  operating  expenses  in  the  third  quarter   will
approximate those incurred in the second quarter.

The  gain on sale of equity securities of $1,769 in the first quarter of 1997 represents the sale of a portion of the Company's holdings in
PerSeptive  Biosystems common shares.  The Company did not  sell  any
additional  shares  in  the second quarter.   The  Company  has  sold
additional portions of this equity investment in the third quarter of
1997.

Net interest expense in the second quarter of 1997 was significantly higher than that of the second quarter of 1996, due to increased borrowings used to acquire Amicon and Tylan. Interest on borrowing required to complete the Tylan acquisition, as well as interest on Tylan's assumed debt, are included in the Company's statement of income from January 22, 1997. Accordingly, interest expense in the second quarter of 1997 was higher than interest expense in the first quarter of 1997 as such borrowings were outstanding for the entire quarter.

The  Company's effective income tax rate for the first six months  of
1997,   excluding  the  non-tax  deductible  write-off  of  purchased research  and development associated with the Tylan acquisition,  was
21.0 percent compared to 23.5 percent for the full year in 1996.  The effective  rate of 19.0 percent for the second quarter  reflects  the impact of adjusting the full year effective rate down to 21.0 percent from 22.5 percent, which was the estimated effective rate recorded in the  first  quarter.  The effective rate in 1997 is  lower  than  the effective  rate  in 1996 as the Company's current estimates  of  1997 income increase the relative importance of the Company's low tax rate manufacturing sites as compared to 1996.

A  substantial portion of the Company's business is conducted outside of  the United States through its foreign subsidiaries.  This exposes
the   Company   to  risks  associated  with  foreign  currency   rate
fluctuations which can impact the Company's revenue and  net  income.
The Company had entered into foreign currency transactions, primarily forward  and option contracts to sell Yen, on a continuing  basis  in amounts  and timing consistent with the underlying currency  exposure so  that  the gains or losses on these transactions offset  gains  or losses on the underlying exposure.  In the second quarter of 1997,  a gain  of  $1,500  was  realized  on the  Company's  foreign  exchange contracts  and was recorded in cost of sales, compared to a  gain  of
$546 in the second quarter of 1996.  As of June 30, 1997, the Company has  only  forward option contracts to sell yen.  In the event  of  a significant  strengthening of the U.S. dollar against  the  yen,  the exercise  of  these  forward options will partially  mitigate  losses
incurred  by  the Company on the underlying currency  exposure.   The
Company does not engage in speculative trading activity.

Capital Resources And Liquidity
Cash flow from operations in the first six months of 1997 was $11,836 compared to $32,994 in the first six months of 1996. Cash flow from operations in the first six months of 1997 included outflows of $15,200, primarily employee severance and related costs associated with the acquisitions of Amicon and Tylan.

During the six months of 1997, cash generated from operations, along with increased borrowings, was used to acquire Tylan, invest in property, plant and equipment, and pay dividends. Property, plant and equipment expenditures in the first six months of 1997 were slightly higher than for the same period in 1996, and are expected to increase slightly in subsequent quarters during 1997.

The Company spent $2,775 in the first half of 1997 to satisfy obligations related to discontinued operations. The Company expects that cash expenditures related to its discontinued operations will be insignificant after the third quarter of 1997, as contractual support services provided to the divested businesses will expire.

As  noted  in  Footnote  5  to the Consolidated  Condensed  Financial
Statements, the Company successfully completed a public debt offering in  the  first  quarter of 1997.  Net proceeds from the  offering  of
$197,950  were  used  to  repay  borrowings  outstanding  under   the
Company's Revolving Credit Facility.

Refer   to   Footnote  6  to  the  Consolidated  Condensed  Financial
Statements  regarding  the  Company's recent  notification  from  the
Environmental Quality Board of Puerto Rico and the potential  capital resource  and  liquidity issues arising from the resolution  of  this notification.




PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
The  Company  and Waters Corporation have engaged in  an  arbitration proceeding and a related litigation in the Superior Court, Middlesex,
Massachusetts, both of which commenced in the second quarter of  1995 with  respect  to the amount of assets required to be transferred  by the  Company's  Retirement  Plan  in connection  with  the  Company's
divestiture  of its former Chromatography Division.   In  the  second
quarter  of  1996,  Waters filed a Complaint in the Federal  District
Court  of Massachusetts alleging that the Company's operation of  the
Retirement  Plan violates ERISA and certain sections of the  Internal
Revenue  Code.  Judgments in the Company's favor were handed down  by both  the Massachusetts Superior Court and the Federal District Court
in  May  1997 and July 1997, respectively.  Waters has appealed  both the  state  and federal court judgments.  Although there  can  be  no assurances of the outcome of any judicial appeals of these decisions, or  that  federal  agencies with jurisdiction  over  pension  benefit transfers  might  not  review  this  transaction  independently,  the
Company believes that it will prevail in any such appeal or review.

Item 4.  Submission of Matters to a Vote of Security Holders

a.The Annual Meeting of Stockholders of Millipore Corporation was held on April 17, 1997.

c.The  following  matter was voted upon at the Annual  Meeting:   the
  election  of  three Class I directors for a three-year  term.   The
  following votes were tabulated with respect to the election.

Matter Voted Upon      Votes     Withheld
                       "For"
Election         of
Directors:
   Mark Hoffman      38,390,018  176,098
   John Reno         38,400,168  165,948
   C. William Zadel  38,406,329  159,787

  There were no votes against any nominee and no broker non-votes




Item 6.  Exhibits and Reports on Form 8-K.

a.Exhibits

  27   Article 5 Financial Data Schedule - Second Quarter 1997

b.Reports on Form 8-K

  The Company filed the following reports on Form 8-K during the second quarter of 1997:

  Form 8-K report dated May 2, 1997 filed on May 7, 1997;  the
  Company's wholly owned subsidiary Millipore Cidra, Inc., received an administrative order from the Environmental Quality Board of Puerto Rico.






                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Millipore Corporation
                              Registrant



August 13, 1997               /s/ Francis J. Lunger
Date                          Francis J. Lunger
                              Corporate Vice President, Chief
                              Financial Officer and Treasurer



