Form 10-Q
period 1997-09-30
MILLIPORE CORP
filed 1997-11-14
CIK 66479

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from            to



COMMISSION FILE NUMBER   0-1052

Millipore Corporation
(Exact name of registrant as specified in its charter)

Massachusetts
(State or other jurisdiction of incorporation or organization)

04-2170233
(I.R.S. Employer Identification No.)

80 Ashby Road
Bedford, Massachusetts  01730
(Address of principal executive offices)


Registrant's telephone number, include area code    (781) 275-
9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No


The Company had 43,596,783 shares of common stock outstanding as of October 26, 1997.



                      MILLIPORE CORPORATION
                       INDEX TO FORM 10-Q





                                                     Page No.
Part I.   Financial Information

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets --
             September 30, 1997 and December 31, 1996   2

          Consolidated Statements of Income --
             Three and Nine Months Ended September 30,
          1997 and 1996                                 3

          Consolidated Statements of Cash Flows --
             Nine Months Ended September 30, 1997 and
          1996                                          4

          Notes to Consolidated Condensed
             Financial Statements                     5-6

Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                            7-9

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K             10

          Signatures                                   11





                      MILLIPORE CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)


                                     September 30, December 31,
                                         1997          1996
ASSETS                               (Unaudited)
Current assets
   Cash                              $  1,891          $   4,010
   Short-term investments              29,204             42,860
   Accounts receivable, net           181,145            151,653
   Inventories                        129,305            106,410
   Other current assets                14,253              6,979
Total Current Assets                  355,798            311,912

Property, plant and equipment, net    219,011            203,017
Intangible assets                      78,484             58,866
Deferred income taxes                  82,464             69,086
Other assets                           49,626             40,011

Total Assets                        $ 785,383          $ 682,892

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities
   Notes payable                   $  180,129         $  101,546
   Accounts payable                    46,922             34,404
   Accrued expenses                    85,532             57,011
   Accrued divestiture costs              337              3,604
   Dividends payable                    4,359              3,899
   Accrued retirement plan              6,273              4,705
   contributions
   Accrued income taxes payable         5,457             11,231
Total Current Liabilities             329,009            216,400

Long-term debt                        292,793            224,359
Other liabilities                      26,281             24,528
Shareholders' equity
   Common stock                        56,988             56,988
   Additional paid-in capital           8,800              8,800
   Retained earnings                  473,373            548,598
   Unrealized gain on securities       16,873              9,536
   available for sale
   Translation adjustments            (28,107)            (8,280)
                                      527,927            615,642
   Less:  Treasury stock, at cost,
13,399 shares in 1997 and 13,666 in
 1996                                (390,627)           (398,037)
Total Shareholders' Equity            137,300             217,605

Total Liabilities and Shareholders' $ 785,383          $  682,892
Equity




 The accompanying notes are an integral part of the consolidated condensed financial statements.


                               -2-


                        MILLIPORE CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME
                (In thousands except per share data)
                             (Unaudited)


                               Three Months Ended      Nine Months Ended
                                 September 30,           September 30,
                                1997        1996        1997        1996

Net sales                     $184,544     $148,913  $555,881    $467,317

Cost of sales                 82,372        60,774    249,430     188,132

Gross profit                  102,172       88,139    306,451     279,185

Selling, general &
administrative expenses       58,965        50,226    182,015     152,425
Research & development
expenses                      14,353         9,610     42,507      28,760
Purchased research &
development expense               -            -      114,091     -

Operating income / (loss)     28,854       28,303    (32,162)      98,000

Gain on sale of equity
securities                     5,304        2,858       7,073       2,858

Interest income                  708         660       2,105        2,034

Interest expense              (8,026)     (2,995)    (22,209)    (8,650)


Income / (loss) before
income taxes                  26,840       28,826     (45,193)     94,242

Provision for income taxes     5,637      6,774       14,985      22,147

Net income / (loss)           $21,203    $22,052     $(60,178)   $72,095


Net income / (loss) per       $ 0.49       $   0.51  $(1.38)     $1.65
common share

Cash dividends declared per   $ 0.10       $   0.09  $ 0.29      $ 0.26
common share

Weighted average common
shares                        43,565       43,335      43,492      43,714









   The accompanying notes are an integral part of the consolidated condensed financial statements.


                                 -3-
                      MILLIPORE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                           Nine Months Ended
                                             September 30,
                                          1997           1996
Cash Flows From Operating Activities:
Net (loss) income                       $(60,178)      $72,095
Adjustments to reconcile net (loss)
income to net
 cash provided:
 Purchased research and development     114,091             -
expense
 Write-off of acquired inventory step-   5,000              -
up
 Depreciation and amortization          30,358         22,736
 Gain on sale of equity securities      (7,073)        (2,858)
 Change in operating assets and
liabilities:
   (Increase) in accounts receivable    (20,354)       (9,042)
   (Increase) in inventories            (11,024)       (13,377)
   (Increase) in other current assets   (8,783)        (3,223)
   (Increase) in other assets           (2,382)        (4,582)
   (Decrease) increase in accounts
payable and accrued                     (11,578)        4,407
   expenses
   Increase(decrease) in accrued         1,648          (310)
retirement plan
   contributions
   (Decrease) increase in accrued        (389)          1,746
income taxes
   Other                                 4,782          2,993
Net cash provided by operating          34,118         70,585
activities

Cash Flows From Investing Activities:
Additions to property, plant and        (28,464)       (22,808)
equipment
Investment in businesses                (5,395)        (3,990)
Acquisition of Tylan, net of cash       (159,158)           -
acquired
Investment in intangible assets              -         (1,523)
Proceeds from sale of equity             7,073          2,979
securities
Net cash used by discontinued           (3,246)        (7,735)
operations
Other investing activities              (1,146)             -
Net cash used in investing activities   (190,336)      (33,077)

Cash Flows From Financing Activities:
Treasury stock acquired                      -         (57,552)
Issuance of treasury stock under stock   5,178          8,454
plans
Increase in short-term debt             79,583         26,147
Proceeds from issuance of long-term     197,950             -
debt
Payments on long-term debt              (126,018)       (735)
Dividends paid                          (12,185)       (11,109)
Net cash provided by (used in)          144,508        (34,795)
financing activities

Effect of foreign exchange rates on
cash and                                (4,065)         (738)
 short-term investments
Net (decrease) increase in cash and     (15,775)        1,975
short-term investments

Cash and short-term investments on      46,870          23,758
January 1
Cash and short-term investments on      $31,095        $25,733
September 30

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

2.     Inventories consisted of the following:


                  September 30,       December 31,
                      1997                1996

   Raw materials   $45,726           $ 27,502
   Work in          17,969             16,310
   process
   Finished         65,610             62,598
   goods
                   $129,305          $ 106,410



3. Accumulated depreciation on property, plant and equipment was $215,078 at September 30, 1997, and $195,397 at December 31, 1996.


4. On January 22, 1997, the Company completed a cash tender offer for all of the outstanding common shares of Tylan General, Inc. (Tylan). Tylan, which became a wholly-owned subsidiary on January 27, 1997, supplies precision mass flow controllers, pressure and vacuum measurement and control equipment, and ultraclean gas panels to the microelectronics industry. The aggregate purchase price, including the assumption of Tylan debt and transaction costs, was $163,371. On June 27, 1997 the Company sold a seventy-five percent owned subsidiary of Tylan. Cash proceeds from the sale of $2,700 are reflected as a reduction in the cost to acquire Tylan in the accompanying consolidated statement of cash flows. The acquisition is accounted for as a purchase, and accordingly, the purchase price has been preliminarily allocated to the identifiable tangible and intangible assets based on estimated fair market values of those assets. The Company has accrued approximately $31,000 for additional costs associated with the acquisition. These costs include severance
  payable   to  Tylan  employees,  abandonment  of  duplicate   Tylan
  manufacturing and sales facilities, and termination of certain Tylan contractual obligations. The Company expects that the integration of Tylan's operations into those of the Company will be substantially complete by December 31, 1998. The ultimate execution of the Company's plans and costs incurred may result in an adjustment to the amounts preliminarily allocated to assets and liabilities and to amounts accrued for additional costs associated with the acquisition. The purchase price included at estimated fair value, current assets of $45,044, property and equipment of $22,759, other assets of $16,477 and liabilities of $22,042. Identifiable intangible assets were valued at $18,042 and included tradenames and patented and unpatented complete technology. These intangible assets are being amortized over their estimated useful lives ranging from 6 to 10 years. The value of in-process research and development for which technical feasibility has not been achieved was $114,091 and was charged to earnings in the first quarter of 1997. The purchase was financed through the Company's revolving credit facility discussed in Note J to the Company's financial statements for the year ended December 31, 1996.





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


                                 -6-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (In thousands)


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

Both acquisitions are included in the Company's consolidated year to date and quarterly financial statements in 1997 from their respective date of acquisition and, accordingly, results of operations of 1997 are not comparable to results of operations of 1996.

Results of Operations
Consolidated net sales for the third quarter of 1997 were $184,544, an increase of 24% over sales for the same period last year. Sales growth measured in local currency terms was 31% in the third quarter of 1997, with the stronger U.S. dollar against the Japanese Yen and most European currencies decreasing reported sales growth by 7% points. Sales growth in the third quarter of 1997 was generated primarily by the Company's acquisitions of Amicon and Tylan. Without these acquisitions, revenues increased 1% over the same period last year, and, in local currency increased 8%. Third quarter earnings per share were $0.49, compared to $0.51 per share last year. Dilution due to the Tylan acquisition reduced earnings per share by $0.09 in the third quarter. The Company expects a similar dilution impact in the fourth quarter of 1997. The following table summarizes sales growth by geography and market in the third quarter of 1997 with and without the recent acquisitions.

                    Sales growth rates       Sales growth rates
                    measured in local         measured in U.S.
                        currencies                dollars

                      With     Without         With     Without
                   Acquisi-   Acquisi-      Acquisi-   Acquisi-
                     tions      tions         tions      tions

   Americas           47%        9%            48%        9%
   Europe             32%        13%           15%       (3)%
   Asia/Pacific       15%        3%            7%        (4)%
                      31%        8%            24%        1%
   Consolidated


   Microelectronics   68%        9%            60%        3%
    Mfg.
   BioPharmaceutical  17%        6%            10%       (1)%
    Mfg.
   Analytical         19%        9%            10%        1%
   Laboratory
                      31%        8%            24%        1%
   Consolidated


                                 -7-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (In thousands)






Sales growth in the analytical laboratory market in the third quarter was 9% in local currency consistent with the growth rate achieved in this market in the second quarter of 1997 and the second half of 1996. Growth in this market in the third quarter of 1997 was driven by the successful introduction of a new family of laboratory water purification systems. Sales to microelectronics manufacturing customers continued to be affected by a down cycle in the microelectronics industry, a trend which started in the middle of 1996. This downturn has negatively impacted both sales and income for the first nine months of 1997 as compared to the first nine months of 1996. Sales of microelectronics products did increase in the third quarter of 1997 compared to the second quarter of 1997. Sales growth in the BioPharmaceutical market was 6%, consistent with the growth rate achieved in the second quarter of 1997. Sales to biotechnology customers within this market remained strong.

In the third quarter of 1997, the U.S. dollar continued to strengthen against all European currencies and, in the fourth quarter has continued to strengthen against most Asian currencies. If foreign exchange rates remain at October 30, 1997 levels, the affect of foreign exchange currencies is expected to reduce reported fourth quarter and full year 1997 sales growth by approximately 7 to 8 % points when compared to local currency growth rates.

Gross margins in the third quarter of 1997 were 55.4% of sales, compared to 59.2% in the third quarter of 1996. Gross margin percentages were lower than those in the same period last year as the acquired businesses both have lower gross margin percentages than those achieved by the Company in 1996. The Company expects that gross margin percentages in the fourth quarter of 1997 will approximate those reported in the third quarter of 1997.

Operating expenses in the third quarter of 1997 increased 23% over operating expenses for the third quarter of 1996. The increase is mainly due to operating expenses of the acquired businesses. The Company expects operating expenses in the fourth quarter of 1997 will increase slightly over those incurred in the third quarter of 1997.

The gain on sale of equity securities of $5,304 in the third quarter of 1997, represents the sale of a portion of the Company's holdings in PerSeptive Biosystem's common shares. The Company has sold additional portions of this equity investment in the fourth quarter of 1997.

Net interest expense in the third quarter of 1997 was significantly higher than that of the third quarter of 1996, due to increased borrowings used to acquire Amicon and Tylan. Interest on borrowing required to complete the Tylan acquisition, as well as interest on Tylan's assumed debt, are included in the Company's statement of income from January 22, 1997. The Company expects that interest expense in the fourth quarter will approximate that reported in the third quarter 1997.

The Company's effective income tax rate for the first nine months of 1997, excluding the non-tax deductible write-off of purchased research and development associated with the Tylan acquisition, was 21.0% compared to 23.5% for the full year in 1996. The effective rate in 1997 is lower than the effective rate in 1996 as the Company's current estimates of 1997 income increase the relative importance of the Company's low tax rate manufacturing sites as compared to 1996.

A substantial portion of the Company's business is conducted outside of the United States through its foreign subsidiaries. This exposes the Company to risks associated with foreign currency rate fluctuations which can impact the Company's revenue and net income. The Company had entered into foreign currency transactions, primarily forward and option contracts to sell Yen, on a continuing basis in amounts and timing consistent with the underlying currency exposure so that the gains or losses on these transactions offset gains or losses on the underlying exposure. In the third quarter of 1997, a gain of $1,000 was realized on the Company's foreign exchange contracts and was recorded in cost of sales, compared to a gain of $400 in the third quarter of 1996. As of September 30, 1997, the Company has only forward option contracts to sell yen. In the event of a significant strengthening of the U.S. dollar against the yen, the exercise of these forward options will partially mitigate losses incurred by the Company on the underlying currency exposure. The Company does not engage in speculative trading activity.

Capital Resources And Liquidity
Cash flow from operations in the first nine months of 1997 was $34,118 compared to $70,585 in the first nine months of 1996. Cash flow from operations in the first nine months of 1997 included outflows of $19,468, primarily employee severance and related costs associated with the acquisitions of Amicon and Tylan.

During the nine months of 1997, cash generated from operations, along with increased borrowings, was used to acquire Tylan, invest in property, plant and equipment, and pay dividends. In addition, in the third quarter of 1997, the Company acquired for a purchase price of $5,395 certain assets and technology, principally dispense pump technology used in the microelectronics market, of FAStar Ltd. and FAS Holding Corporation. Property, plant and equipment expenditures in the first nine months of 1997 were higher than for the same period in 1996. The Company expects capital expenditures in the fourth quarter of 1997 will approximate capital expenditures in the third quarter of 1997.

At September 30, 1997, the Company held 2,318 shares of common stock of PerSeptive Biosystems (PBIO). In addition, the Company holds one thousand shares of PBIO preferred stock, which is redeemable by PBIO in August 1998 at a value of $10,000. On August 25, 1997, PBIO announced it was being acquired by Perkin-Elmer Corp. Under the agreement, holders of PBIO shares would be paid the equivalent of $13.00 a share in Perkin-Elmer stock (NYSE: PKN). The acquisition is subject to certain conditions relating to price and regulatory approvals. A successful conclusion of the acquisition will result in the automatic conversion of PBIO common stock into Perkin-Elmer common stock and the acceleration of the preferred stock redemption to the date of the acquisition close.

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

a.Exhibits

  27   Article 5 Financial Data Schedule - Third Quarter 1997

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Millipore Corporation
                              Registrant



November 14, 1997             /s/ Francis J. Lunger
Date                          Francis J. Lunger
                              Corporate Vice President, Chief
                              Financial Officer and Treasurer