Form 10-K
period 1997-12-31
MILLIPORE CORP
filed 1998-03-10
CIK 66479

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-K
(Mark One)
Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (Fee required)
For the fiscal year ended December 31, 1997 or Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
For the transition period from ___________ to ______________

Commission File Number   0-1052

                    MILLIPORE CORPORATION
   (Exact name of registrant as specified in its charter)

       Massachusetts                           04-2170233
    (State or Other Jurisdiction of     (I.R.S. Employer
Identification No.)
    Incorporation or Organization)
    80 Ashby Road, Bedford, MA                   01730
    (Address of principal executive offices)    (Zip Code)
                       (781) 275-9200
    (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
        Title of Class               Name of Exchange on Which
Registered
Common Stock, $1.00 Par Value       New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None
   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.
   As of February 20, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $1,614,052,157 based on the closing price on that date on the New York Stock Exchange.
  As of February 20, 1998, 43,706,556 shares of the registrant's Common Stock were outstanding.
             Documents Incorporated by Reference
  Document  Incorporated into Form 10-K
1997 Annual Report to Shareholders (pages 26 - 51 only)Parts I and II
Definitive Proxy Statement, dated March 20, 1998  Part III

                                  Part I
Item 1.  Business.

The Company
  Millipore Corporation was incorporated under the laws of Massachusetts on May 3, 1954. Millipore is a leader in the field of membrane separations technology and develops, manufactures and sells products which are used primarily for the analysis, identification and purification of fluids. Millipore's separations products are based on a variety of membrane and other technologies that effect separations through physical and chemical methods and are applied primarily to biological and environmental laboratory research and testing, to pharmaceutical research, manufacturing and quality control and to the purification of fluids for semiconductor manufacturing. The Company also sells process control equipment for microelectronics applications. Millipore is an integrated multinational manufacturer of these products. During 1997 approximately 62% of Millipore's net sales were made to customers outside the United States. Industry and geographic segment information is discussed in Note P to the Millipore Corporation Consolidated Financial Statements (the "Financial
Statements") included in the Millipore Corporation Annual Report to Shareholders for the year ended December 31, 1997 (the "Annual Report") which Note is hereby incorporated herein by reference. Unless the context otherwise requires, the terms "Millipore" or the "Company" mean Millipore Corporation and its subsidiaries.

  During the third quarter of 1994 the Company completed the divestiture of its analytical and life science instrument divisions. The Company devoted a substantial portion of the cash proceeds from these divestitures to buy back Millipore Common Stock. For further information concerning these transactions, see "Restructuring and Divestitures" on page 6 below. On December 31, 1996, Millipore acquired the Amicon Separation Science
Business of W. R. Grace & Co. ("Amicon") for a purchase price of $129,300,000 in cash (including transaction costs). This acquisition added molecular separation and purification products for the life science research laboratory and for pharmaceutical/biotechnology manufacturing applications as well as hollow-fiber membrane ultrafiltration and process liquid chromatography technologies to Millipore. Amicon's 1996 revenues were approximately $57,000,000. Effective as of January 27, 1997, Millipore acquired all of the outstanding shares of common stock of Tylan General, Inc. ("Tylan") at a price of $16 per share, or approximately $133,000,000 plus the assumption of approximately $23,600,000 of pre-existing Tylan debt. The acquisition of Tylan permitted Millipore to extend its role as a supplier of liquid and process gas purification products to the semiconductor industry to include the manufacture, marketing and sale of a broad range of precision mass flow controllers and pressure and vacuum measurement and control equipment for advanced integrated circuit ("IC") fabrication processes. Tylan had 1996 sales of approximately $148,000,000. For financial information concerning the accounting for the purchase of Amicon and Tylan, see Note C to the Financial Statements, which Note is hereby incorporated herein by reference.

Products and Technologies
   The Company's products are used in analytical applications to gain knowledge about a molecule, compound or micro-organism by detecting, identifying and quantifying the relevant components of a fluid sample and to provide ultrapure water for critical analytical and clinical applications. The Company's products are used for purification applications by pharmaceutical manufacturing and research operations and by microelectronics manufacturing operations to isolate and purify specific components or to remove contaminants in a fluid stream. The Company's products are also used in microelectronics process gas applications to purify process gases, to measure and control flow rates in process gas streams and to control pressure and vacuum levels in IC process chambers.

   The Company sells more than 10,000 products. The Company's products include disc filters, filter devices and ancillary equipment and supplies, filter-based test kits, laboratory water purification systems, cartridge filters and housings of various sizes and configurations, process liquid chromatography systems, process filtration systems, precision liquid dispense filtration pumps, resin based gas purifiers and mass flow and pressure controllers.

  Most of the Company's products are listed in its catalogs and are sold as standard items, systems or devices. For special applications, the Company assembles custom products, usually based upon standard modules and components. In certain instances, the Company also designs and engineers process filtration systems and process chromatography systems to meet specific needs of the customer. The Company's products also include, in some cases, proprietary software designed to operate and/or integrate certain of its other products or systems (particularly membrane ultrafiltration and chromatography systems).

    The principal separation technologies utilized by the Company's analytical and purification products are based on membrane filters and on certain chemistries, resins and enzyme immunoassays as well as liquid chromatography. Membranes are used to filter either the wanted or the unwanted particulate, bacterial, molecular or viral entities from fluids, or to concentrate and retain such entities in the fluid for further processing. Some of the Company's newer membrane materials also use affinity, ion-exchange or electrical charge mechanisms for separation. The Company's laboratory water purification products combine membrane, resin and other separations technologies to provide customers with ultrapure water for critical laboratory and clinical applications. The Company's IC process control products use thermal-dynamic, pressure differential and electromechanical technologies to permit IC manufacturers to precisely control the purity of and rate at which process gases are introduced into the IC process chamber, the conditions in the chamber during processing and the rate at which the gas is evacuated from the process chamber.

Customers and Markets
   The Company sells its products primarily to the following customers: pharmaceutical/biotechnology, microelectronics and food and beverage companies for use in their manufacturing processes; and to government, university and private research and testing analytical laboratories. Within each of these customer groups, the Company focuses its sales efforts upon those segments where customers have specific requirements which can be satisfied by the Company's products. The Company also sells its analytical products, filter cartridges and laboratory water purification systems to chemical manufacturers and processors.

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

   Microelectronics Industry. The microelectronics industry uses the Company's products to purify (by removing particles and unwanted contaminating molecules), deliver, and monitor the liquids and gases used in the manufacturing processes of semiconductors and other microelectronics components. The Company's mass flow and pressure control products are sold to semiconductor capital equipment suppliers as well as directly to manufacturers of ICs. Sales to the microelectronics market accounted for 35 percent of Millipore's 1997 consolidated sales. The microelectronics manufacturing market has experienced historic volatility, and the effect of such volatility has, in the past, affected Millipore's sales growth.

   Food and Beverage Industry. The Company's products are used by the food and beverage industry in quality control and process applications principally to monitor for microbiological contamination; and to prevent spoilage by removal of bacteria and yeast from products such as wine and beer.

     Universities, Government Agencies and Private Laboratories. Universities, governments and private and corporate research and testing laboratories, environmental science laboratories and regulatory agencies purchase a wide range of the Company's products. Typical applications include: purification of proteins; cell culture, and cell structure studies and interactions; concentration of biological molecules; fractionation of complex molecular mixtures; and collection of microorganisms. The
Company's water purification products are used extensively by these organizations to prepare high purity water for sensitive assays and the preparation of tissue culture media.

Sales and Marketing
   The Company sells its products within the United States primarily to end users through its own direct sales force and, in the case of analytical products, to a limited extent through an independent distributor. The Company sells its products in international markets through the sales forces of its subsidiaries and branches located in more than 30 major industrialized and developing countries as well as through independent distributors in other parts of the world. As of December 31, 1997, the Company's marketing, sales and service forces consisted of approximately 1,200 employees worldwide.

   The Company's marketing efforts focus on application development for existing products and on new and differentiated products for other existing, newly-identified and proposed customer uses. The Company seeks to educate customers as to the variety of analytical, purification and process control problems which may be addressed by its products and to adapt its products and technologies to separations and process control problems identified by its customers.

  The Company believes that its technical support services are important to its marketing efforts. These services include assisting in defining the customer's needs, evaluating alternative solutions, designing a specific system to perform the desired separation; training users, and assisting customers in compliance with relevant government regulations. In addition, the Company maintains a network of service centers located in the United States and in key international microelectronics markets to support its process gas measurement and control products.

Research and Development
   In its role as a pioneer of membrane separations, Millipore has traditionally placed heavy emphasis on research and development. Research and development activities include the extension and enhancement of existing separations technologies to respond to new applications, the development of new membranes, and the upgrading of membrane based systems to afford the user greater purification capabilities. Research and development efforts also identify new separations applications to which disposable separations devices would be responsive, and develop new configurations into which membrane and ion exchange separations media can be fabricated to efficiently respond to the applications identified. Instruments, hardware, and accessories are also developed to incorporate membranes, modules and devices into total separations systems. Research and development activities related to the Company's IC process control products focuses upon developments which will address the evolving needs of IC manufacturers and development of enabling technologies which will anticipate those needs. Introduction of new applications frequently requires considerable market development prior to the generation of revenues. Millipore performs most of its own research and development and does not provide material amounts of research services for others. Millipore's aggregate research and development expenses (excluding pre-acquisition amounts spent by Amicon and Tylan) in 1995 and 1996 were, $36,515,000 and $38,429,000, respectively. In 1997 Millipore's aggregate research and development expenses were $56,299,000. For a discussion of research and development write-offs relating to the Amicon and Tylan acquisitions, see Note C to the Financial Statements, which Note is hereby incorporated herein by reference.

   The Company has traditionally licensed newly developed technology from unaffiliated third parties and/or acquired distribution rights with respect thereto, when it believes it is in its long term interests to do so. In this tradition, in May of 1996 Millipore entered into an R&D, supply and distribution agreement with Celsis International plc. designed to enhance Millipore's entry into the rapid microbiological market, where there is a need for faster, easier and more accurate ways to detect microbiological contamination. The Celsis technology focuses on the development and supply of rapid diagnostics and monitoring systems to detect and measure microbial contamination. Similarly, the Company has a previous agreement with IBC Advanced Technologies, Inc. to develop a new class of purification products to be marketed by Millipore. While none of the foregoing agreements are of a size or scope which is material to the Company, they are examples of the Company's efforts to supplement its internal research and development activities.

  Millipore has been granted a number of patents and licenses and has other patent applications pending both in the United States and abroad. While these patents and licenses are viewed as valuable assets, Millipore's patent position is not of material importance to its operations. Millipore also owns a number of trademarks, the most significant being "Millipore."

Competition
  The Company faces intense competition in all of its markets. The Company believes that its principal separations competitors include Pall Corporation, Barnstead Thermolyne Corporation and Sartorius GmbH; the Company's principal IC process control competitor is MKS Instruments. Certain of the Company's competitors are larger and have greater resources than the Company. However, the Company believes that, within the markets it serves, it offers a broader line of products, making use of a wider range of separations and IC process control technologies and addressing a broader range of applications than any single competitor.

  While price is an important factor, the Company competes primarily on the basis of technical expertise, product quality and responsiveness to customer needs, including service and technical support.

Environmental Matters
   The Company is subject to numerous federal, state and foreign laws and regulations that impose strict requirements for the control and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste. The federal laws and regulations include the Comprehensive Environmental Response, Compensation, and Liability Act, the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. The Company is in substantial compliance with applicable environmental requirements. Because regulatory standards under environmental laws and regulations are becoming increasingly stringent, however, there can be no assurance that future developments will not cause the Company to incur material environmental liabilities or costs. See the discussion of pending legal proceedings in Item 3 below.

Under the Clean Air Act Amendments of 1990 ("CAA"), the U.S. Environmental Protection Agency has been directed, among other things, to develop standards and permit procedures with respect to certain air pollutants. Because many of the implementing regulations have not yet been promulgated, the Company cannot make a final assessment of the impact of the CAA. Based upon its preliminary review of the CAA, however, the Company currently believes that compliance with the CAA will not have a material adverse impact on the operations or financial condition of the Company.

Restructuring and Divestitures
   In August 1994, Millipore completed the divestiture of its analytical instrumentation divisions (the Waters Chromatography business and the non-membrane bioscience instrument business). The Company realized a net loss of $3.4 million in 1994 upon the disposition of those divisions, including all costs estimated to be incurred in connection with the divestitures as well as the pre-tax operating losses generated by those divisions from November 11, 1993 through the date of completion of the divestitures. A substantial portion of the cash proceeds from these divestitures was used by the Company to purchase Millipore Common Stock pursuant to a "Dutch Auction" self tender and to fund an open market share repurchase program which continued into 1995.

   In partial consideration for the sale of the non-membrane bioscience instrument division the Company received 4,000 shares of Series A
Redeemable Convertible Preferred Stock ($0.01 Par Value) ("Series A Preferred Stock") of PerSeptive Biosystems, Inc. ("PerSeptive"). The Series A Preferred Stock was redeemable in four equal annual installments of 1,000 shares each, commencing August 1995, either in cash at $10,000 per share or in the equivalent value as of each redemption date in PerSeptive Common Stock, at PerSeptive's option. Effective January 22, 1998, PerSeptive was merged with a subsidiary of The Perkin-Elmer Corporation ("Perkin-Elmer") so that PerSeptive became a wholly owned subsidiary of Perkin-Elmer. Pursuant to this merger all of the Company's remaining 2,213,357 shares of PerSeptive Common Stock and 1,000 shares of Series A Preferred Stock were converted into an aggregate of 586,541 shares of Perkin-Elmer Common Stock. During the first quarter of 1998 the Company sold these Perkin-Elmer shares for aggregate cash consideration of approximately $35,690,000.

Other Information
   Since April of 1988, the Company has had in place a shareholder rights plan (the "Rights Plan") pursuant to which Millipore declared a dividend to its shareholders of the right to purchase (a "Right"), for each share of Millipore Common Stock owned, one additional share of Millipore Common Stock at a price of $80 for each share (giving effect to the 1995 two for one stock split). The Rights Plan is designed to protect Millipore's shareholders from attempts by others to acquire Millipore on terms or by using tactics that could deny all shareholders the opportunity to realize the full value of their investment. The Rights will be exercisable only if a person or group of affiliated or associated persons acquires beneficial ownership of 20% or more of the outstanding shares of the Company Common Stock or commences a tender or exchange offer that would result in a person or group owning 20% or more of the outstanding Common Stock. In such event, or in the event that Millipore is subsequently acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the then current exercise price, shares of the common stock of the surviving company having a value equal to twice the exercise price.

   Millipore's products are made from a wide variety of raw materials which are generally available in quantity from alternate sources of supply; as a result, Millipore is not substantially dependent upon any single supplier.

   As of December 31, 1997, Millipore employed 4,754 persons worldwide, of whom 2,331 were employed in the United States and 2,423 were employed overseas.

Executive Officers of Millipore
   The following is a list, as of March 1, 1998, of the Executive Officers of Millipore. All of the following individuals were elected to serve until the Directors Meeting next following the 1998 Annual Stockholders Meeting.
                                                       First Elected       .

To
                                                                              An
Present
Name           Age       Office                   Officer   Office
C. William
Zadel          54   Chairman of the Board,          1996     1996
                    President and Chief
                    Executive Officer of
                    the Corporation
Michael P. Carroll  47   Vice President             1992     1997
                    of the Corporation and               (As President
                    President of Millipore                of Millipore
                    Asia, Ltd.                             Asia Ltd.)
Douglas B. Jacoby   51   Vice President             1989     1989
                    of the Corporation
John E. Lary        51   Vice President             1994     1994
                    of the Corporation
Francis J. Lunger   52   Vice President             1997     1997
                    of the Corporation
                    and Chief Financial Officer
Joanna Nikka        46        Vice President        1996     1996
                    of the Corporation
Jeffrey Rudin       46   Vice President             1996     1996
                    of the Corporation
                    and General Counsel
Hideo Takahashi     56   Vice President of          1996     1979
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

   Mr. Carroll joined Millipore in 1986 as Vice President/Finance for the Membrane Products Division following a ten-year career in the general practice audit division of Coopers and Lybrand. In 1988, Mr. Carroll assumed the position of Vice President of Information Systems (worldwide) and in December of 1990, he became the Vice President of Finance for the Company's Waters Chromatography Division. Mr. Carroll was elected to
Corporate Vice President, Chief Financial Officer and Treasurer in February, 1992. In 1997 Mr. Carroll was elected President of Millipore Asia Ltd.; he remains a Corporate Vice President.

   Mr. Jacoby joined Millipore in 1975. After serving in various sales and marketing capacities, Mr. Jacoby became Director of Marketing for the
Millipore Membrane Products Division in 1983 and in 1985 he assumed the position of General Manager of the Membrane Pharmaceutical Division. In 1987, Mr. Jacoby assumed responsibility for the Company's process membrane business and in 1994 assumed responsibility for the sales, marketing and R&D for all of the Company's worldwide business. Mr. Jacoby was elected a Corporate officer in December, 1989.

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

   Mr. Lunger was elected Vice President, Chief Financial Officer and Treasurer of Millipore upon joining the Company in June 1997. Mr. Lunger had been, since 1995, Senior Vice President and Chief Financial Officer of Oak Industries, Inc., a developer, manufacturer and supplier of components to the telecommunications industry. From 1994 until 1995, Mr. Lunger had been acting Chief Executive Officer and Chief Administrative Officer of Nashua Corporation, a conglomerate with diverse businesses ranging from office supplies to photo finishing. During the period 1983-1994, Mr. Lunger served in various business operations and financial management positions with Raychem Corporation, an international material science company serving the telecommunication, automotive, energy and defense markets, including Vice President and Group General Manager (1992-1994); Vice President and Assistant Sector General Manager (1991-1992); Vice President, Finance (1988-1991) and Corporate Controller (1983-1984).

   Ms. Nikka was elected Corporate Vice President for Human Resources in November 1996. Ms. Nikka was Vice President at Fidelity Investments from 1991 to November 1996. Prior to joining Fidelity in 1991, Ms. Nikka was Vice President of Human Resources at Symbolics, Inc.

   Mr. Rudin was elected Corporate Vice President and General Counsel in December 1996. Prior to joining Millipore, Mr. Rudin served Ciba Corning Diagnostics Corporation as Senior Vice President and General Counsel (since
1993) and as Vice President and General Counsel (1988 - 1993).

   Mr. Takahashi joined Millipore in 1979 as President and Chief Executive Officer of its Japanese subsidiary, Nihon Millipore Ltd. Mr. Takahashi was elected as a Vice President of the Company on February 8, 1996.

Item 2.  Properties.
   Millipore operates 19 manufacturing sites located in the United States, France, Japan, Ireland, United Kingdom, Brazil and China. The following table identifies the major production sites which are owned by Millipore and describes the purpose, floor space and land area of each.

                                           Floor Space Land Area
Location        Facility                                   Sq. Ft.    Acres
Bedford,       Executive Offices, research,                 352,000   31
MA             pilot production & warehouse
Danvers        Manufacturing and office           65,000         16
MA
Jaffrey,       Manufacturing, warehouse           169,000        31
NH             and office
Cidra,              Manufacturing, warehouse            134,000  36
Puerto Rico         and office
Molsheim,      Manufacturing, warehouse                 148,000       20
France              and office
Cork,               Manufacturing                  83,000        20
Ireland
Yonezawa,           Manufacturing and warehouse         144,000       7
Japan

   Millipore owns a total of approximately 1.25 million square feet of facilities worldwide which are used for office, research and development, manufacturing (including the manufacturing facilities listed above) and warehouse purposes. All of these facilities are owned in fee and are not subject to any material encumbrances.

   In addition to its owned properties, Millipore currently leases various manufacturing, sales, warehouse, and administrative facilities throughout
the  world.   Such  leases  expire at different times  through  2008.   The
aggregate area of rented space is approximately 967,800 square feet (including leased facilities acquired in the Amicon and Tylan transactions) and cost was approximately $16,423,000 in 1997. While no single lease, in opinion of Millipore, is material to its operations, the following leased facilities are the most significant:
 A lease for premises abutting the Company's Bedford headquarters; this lease makes 75,000 square feet of building available to Millipore, provides for a term expiring in 2005 and contains rights of first refusal and options with respect to the purchase of the premises by Millipore and the sale of the premises to Millipore.
 A lease of a 134,000 square foot building which is adjacent to the leased property referred to in preceding paragraph for a term ending in 2006, with renewal options for an aggregate of 20 years, as well as a purchase option.
 A  lease  of  a  building of 130,000 square feet located in  Burlington,
 Massachusetts,   approximately   5  miles   from   Millipore's   Bedford
 headquarters.   This  lease  was amended during  1997  to,  among  other
 things, extend the initial term until February 2002 and to provide for a single 3-year extension option.
 A 10 year lease of approximately 13 acres of land located in Allen, Texas (Dallas-Fort Worth vicinity) on which a 178,000 square foot
 building  is  being  constructed  for the  Company's  use.   This  lease
 provides for two 5 year extension options. The Company proposes to consolidate all of its microelectronics gas purification and advanced integrated circuit process control manufacturing operations in this
 single  facility.   Currently,  these  operations  are  located  in  six
 separate leased and rented facilities located in Connecticut, California and Texas, the most significant of which is an 85,000 square foot manufacturing facility located in Plano, Texas, currently subject to a lease expiring in 2012. The Company anticipates that it will occupy the new Allen, Texas facility in late 1998.

   Except for the facilities located in Cidra, Puerto Rico and Yonezawa, Japan, which are currently underutilized by approximately 25% and 30%, respectively, none of the above listed owned and leased major facilities are materially underutilized.

   Millipore is of the opinion that all the facilities owned or leased by it are well maintained, appropriately insured, in good operating condition and suitable for their present uses.

Item 3.  Legal Proceedings.

   On May 2, 1997, the Environmental Quality Board (EQB) of Puerto Rico served an administrative order on Millipore Cidra, Inc., a wholly-owned subsidiary of the Company. The administrative order ("EQB Order") alleges: (i) that the nitrocellulose filter membrane scrap produced by Millipore Cidra's manufacturing operations is a hazardous waste as defined in EQB regulations; (ii) that Millipore Cidra, Inc. failed to manage the nitrocellulose membrane scrap as a hazardous waste; and (iii) that such failure violated EQB regulations. The EQB Order proposes penalties in the amount of $96,500,000 and orders Millipore Cidra to manage the nitrocellulose membrane scrap as a hazardous waste. The Company believes that it has meritorious defenses to the EQB Order and intends to vigorously contest the EQB Order. While the Company disputes that the nitrocellulose filter membrane scrap produced by Millipore Cidra's manufacturing operations is a hazardous waste, since May 1997 it has been voluntarily managing the nitrocellulose membrane scrap as a hazardous waste.

   Over the past 15 years, Millipore has been alleged by the U.S. Environmental Protection Agency ("EPA") to be a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 (SARA), or analogous state law ("CERCLA" or "Superfund") with respect to a release, as defined in Section 101 of CERCLA, at twelve sites to which chemical wastes generated by the manufacturing operations of Millipore or one of its divisions may have been sent. The Company has paid approximately $14 million to date pursuant to consent decrees with the EPA and relevant state agencies to settle its liability at all of the Superfund sites at which the Company has been named a PRP. These consent decrees provide the Company with a release from further liability with respect to certain covered matters. However, as is typical with such consent decrees, EPA and the relevant state agencies reserved the right to maintain actions against the settling parties, including the Company, in the event certain actions occur or do not occur. The Company believes that, based upon the number and size of financially solvent PRPs participating at each Superfund site, the amount and type of wastes which were potentially disposed of at these sites, and the likely availability of contribution from other PRPs in the event that the Company were held jointly and severally liable at any of these sites, the aggregate of any future remaining potential liabilities should not have a material adverse effect on the Company's financial condition.

  In 1993 the Company brought suit against The Travelers Indemnity Company, Hartford Accident and Indemnity Company and Insurance Company of North America in U.S. District Court for the District of Massachusetts with respect to five of the above Superfund sites at which the Company had been named a PRP, seeking recovery of the full costs of defending the actions at such sites, indemnification for its liability and damages for unfair and deceptive insurance practices. The U.S. District Court ruled that the Company's insurers were not required to indemnify the Company for costs incurred at such Superfund sites. This decision was appealed to the U.S. Court of Appeals for the First Circuit. On May 30, 1997 the Court of Appeals issued a ruling reversing the District Court's grant of partial summary judgement against the Company and affirming the District Court's grant of partial summary judgement in favor of the Company. The case has been remanded to the District Court for further proceedings.

     The Company and Waters Corporation have been engaged in an arbitration proceeding and a related litigation in the Superior Court, Middlesex County, Massachusetts since the second quarter of 1995 with respect to the amount of assets required to be transferred by the Company's Retirement Plan in connection with the Company's divestiture of its former Chromatography Division. The Massachusetts Superior Court granted the Company's motion for summary judgement and dismissed the arbitration proceeding. Waters filed a notice of appeal from that decision but did not docket the appeal in a timely fashion under applicable appellate rules so that the Superior Court's judgement has become final. In the second quarter of 1996, Waters filed a Complaint in the U.S. District Court for the District of Massachusetts alleging that the Company's operation of its Retirement Plan violates ERISA and certain sections of the Internal Revenue Code. The U.S. District Court granted Millipore's motion for summary judgement in late 1996. Waters has appealed this ruling to the U.S. Court of Appeals for the First Circuit, where the appeal is currently pending. Although there can be no assurance as to the outcome of any judicial appeal or that any federal agency with jurisdiction over pension benefit transfers might not review this transaction independently, the Company believes that it will prevail in any such appeal or review.

Item 4.   Submission of Matters to a Vote of Security Holders.

     This item is not applicable.
                                  PART II

Item  5.   Market  for  Millipore's Common Stock, and  Related  Stockholder
Matters.

   The information called for by this item is set forth under the caption "Millipore Stock Prices" on page 51 of Millipore's Annual Report to
Shareholders for the year ended December 31, 1997, which information is hereby incorporated herein by reference.

Item 6. Selected Financial Data.

   The information called for by this item is set forth under the caption "Millipore Corporation Eleven Year Summary of Operations" on pages 48 and 49 of Millipore's Annual Report to Shareholders for the year ended December 31, 1997, which information is hereby incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The information called for by this item is set forth under the caption "Management's Discussion and Analysis" on pages 26 through 30 of Millipore's Annual Report to Shareholders for the year ended December 31, 1997, which information is hereby incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     This item is not applicable.

Item 8.  Financial Statements and Supplementary Data.

   The information called for by this item is set forth on pages 31 through 47 and under the caption "Quarterly Results (Unaudited)" on page 50 of Millipore's Annual Report to Shareholders for the year ended December 31, 1997, which information is hereby incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure.

  This item is not applicable.

                                 PART III

Item 10.  Directors and Executive Officers of Millipore.

   The information called for by this item with respect to registrant's directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 as amended is set forth under the caption "Management and Election of Directors--Nominees for Election as Directors" in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held on April 16, 1998, and to be filed with the Securities and Exchange Commission on or about March 20, 1998, which information is hereby incorporated herein by reference.
   Information called for by this item with respect to registrant's executive officers is set forth under "Executive Officers of Millipore" in
Item 1 of this report.

Item 11. Executive Compensation.

   The information called for by this item is set forth under the caption "Management and Election of Directors-Executive Compensation" in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held on April 16, 1998, and to be filed with the Securities and Exchange Commission on or about March 20, 1998, which information is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The information called for by this item is set forth under the caption "Ownership of Millipore Common Stock" in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held April 16, 1998, and to be filed with the Securities and Exchange Commission on or about March 20, 1998, which information is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

   The information called for by this item is set forth under the caption "Management and Election of Directors - Executive Compensation" in
Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held on April 16, 1998, and to be filed with the Securities and Exchange Commission on or about March 20, 1998, which information is hereby incorporated herein by reference.

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
 (a)  1.  Financial Statements.
   The financial statements set forth on pages 31 through 47, the Report of Independent Accounts on Page 47 and the Quarterly Results (Unaudited) set forth on page 50 of Millipore's Annual Report to Shareholders for the year
ended  December 31, 1997, are hereby incorporated herein by reference.   No
other portion of such Annual Report to Shareholders shall be deemed to be incorporated herein or filed with the Commission. Filed as Exhibit 23 to this  report is  the Consent of Independent Accountants described under  3B of this Item 14.
      2.  Financial Statement Schedules.
        No  financial  statement schedules have been included because  they are not applicable or not required under Regulation S-X.
      3.  List of Exhibits.
  A. The following exhibits are incorporated by reference:
Reg. S-K
Item 601(b)                               Referenced Document on
Reference                                  Document Incorporated file  with
the Commission
(3)    (i) Restated Articles of Organization,      Form 10-K Report  for
           as amended May 6, 1996               year ended December 31, 1996
                                                [Commission File No. 0-1052]
     (ii)            By  Laws, as amended        Form 10-K Report for  year
                                                 ended December 31, 1990
                                                 [Commission File No. 0-1052]
(4)   Indenture dated as of May 3, 1995,     Registration Statement on Form S-4
     relating  to  the  issuance  of  $100,000,000      (No.  33-58117)  and an
                                                   accompanying
     principal amount of Company's  Form T-1)
     6.78% Senior Notes due 2004
     Indenture dated as of April 1, 1997,    Registration Statement on Form S-
     3
     relating to the issuance of Debt        (No. 333-23025) and an accompanying
     Securities in Series           Form T-1)
(10)  Shareholder Rights Agreement   Form 8-K Report for April, 1988
     dated as of April 15, 1988     [Commission File No. 0-1052]
     between Millipore and The
     First National Bank of Boston
     Distribution Agreement, dated as of     Form 10-K Report for the year
     July 1, 1996, by and among Company      ended December 31, 1996
     and Fisher Scientific Company  [Commission File No. 0-1052]
     Revolving Credit Agreement, dated as of Form 10-K Report for the year
     January 22, 1997, among Millipore       ended December 31, 1996
     Corporation and The First National      [Commission File No. 0-1052]
     Bank of Boston, ABM AMRO Bank N.V.
     and certain other lending institutions
     Long Term Restricted Stock (Incentive)  Form 10-K Report for the year ended
     Plan for Senior Management*    December 31,1984 [Commission File
                                    No. 0-1052]
      1985 Combined Stock Option Plan*   Form 10-K Report for the year ended
                                      December 31, 1985 [Commission File
                                      No. 0-1052]
     Supplemental Savings and Retirement     Form 10-K Report for the year
     Plan for Key Salaried Employees of ended December 31, 1984
     Millipore Corporation*         [Commission File No. 0-1052]
Reg. S-K
Item 601(b)                               Referenced Document on
Reference                                  Document Incorporated file  with
the Commission
(10)  Executive Termination            Form 10-K Report for the year
[Cont'd]Agreement*                       ended December 31, 1984
                                      [Commission File No. 0-1052]
               1995 Employee Stock Purchase Plan  Form 10-K Report for the year ended December 31, 1994
                                                [Commission File No. 0-1052]
     1995 Management Incentive Plan*  Form 10-K Report for the year ended December 31, 1994
                                      [Commission File No. 0-1052]
*  A "management contract or compensatory plan"

  B.  The following Exhibits are filed herewith:
     (10) 1995 Combined Stock Option Plan, as amended
     (11)   Computation of Per Share Earnings
     (13)   Annual Report to Shareholders, December 31, 1997
     (21)   Subsidiaries of Millipore
     (23) Consent of Independent Accountants relating to the incorporation of their report on the Consolidated Financial Statements into Company's Securities Act Registration Nos. 2-72124, 2-85698, 2-91432, 2-97280, 33-37319, 33-37323, 33-11-790, 33-59005 and 33-
          10801 on Form S-8 and Securities Act Registration Nos. 2-84252, 33-9706, 33-22196, 33-47213 and 333-23025 on Form S-3, and 33-58117 on
          Form S-4.
     (24)   Power of Attorney
     (27)   Financial Data Schedule

 (b)   Reports on Form 8-K.
       No reports on Form 8-K have been filed by Registrant during the last quarter of the fiscal year ended December 31, 1997.
 (c)   Exhibits.
       The Company hereby files as exhibits to this Annual Report on Form 10-K those exhibits listed in Item 14(a)(3)(B) above, which are attached hereto.
 (d)   Financial Statement Schedules.
       No financial statement schedules have been included because they are not applicable or not required under Regulation S-X.
                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                              MILLIPORE CORPORATION


Dated: March 9, 1998               By      /s/ Jeffrey Rudin
                              Jeffrey Rudin, Vice President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.
SIGNATURE                                         TITLE     DATE
C. WILLIAM ZADEL*        Chairman, President,     March 9, 1998
C. William Zadel         Chief Executive Officer,
                         and Director
/s/ Francis J. Lunger    Vice President           March 9, 1998
Francis J. Lunger        Chief Financial Officer
                         Treasurer
CHARLES D. BAKER*        Director                 March 9, 1998
Charles D. Baker
SAMUEL C. BUTLER*        Director                 March 9, 1998
Samuel C. Butler
ROBERT E. CALDWELL*      Director                 March 9, 1998
Robert E. Caldwell
MAUREEN A. HENDRICKS*    Director                 March 9, 1998
Maureen A. Hendricks
MARK HOFFMAN*            Director                 March 9, 1998
Mark Hoffman
STEVEN MULLER*           Director                 March 9, 1998
Steven Muller
THOMAS O. PYLE*          Director                 March 9, 1998
Thomas O. Pyle
JOHN F. RENO*            Director                 March 9, 1998
John F. Reno
ROBERT C. BISHOP*        Director                 March 9, 1998
Robert C. Bishop

*By       /s/ Jeffrey Rudin
Jeffrey Rudin, Attorney-in-Fact





                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


                                 Form 10-K

                               ANNUAL REPORT

                                    OF

                           MILLIPORE CORPORATION

                For the Fiscal Year Ended December 31, 1997



                             ****************


                                 EXHIBITS


                             ****************







                             INDEX TO EXHIBITS
               Exhibit Volume
Exhibit No.     Description                                Page No.
3.1         Restated Articles of Organization,              **
            as amended May 6, 1996
3.2         By Laws, as amended                             **
4.1         Indenture dated as of May 3, 1995, relating to the issuance  of
            **
            $100,000,000 principal amount of Company's 6.78%
            Senior Notes due 2004
4.2         Indenture dated as of April 1, 1997, relating to**
            the issuance Debt Securities in Series
10.1        Distribution Agreement, dated as of July 1, 1996, by and  among
            **
            Company and Fisher Scientific Company
10.2        Revolving  Credit  Agreement, dated as  of  January  22,  1997,
            among                                           **
            Millipore Corporation and The First National Bank of Boston,
            ABM AMRO Bank N.V. and certain other lending institutions
            which are or become parties thereto
10.3        Shareholder Rights Agreement, dated as of April 15, 1988,   **
            between Millipore and The First National Bank of Boston
10.4        Long   Term  Restricted  Stock  (Incentive)  Plan  for   Senior
            Management                                      **
10.5        1985 Combined Stock Option Plan                 **
10.6        Supplemental Savings and Retirement Plan for Key**
            Salaried Employees of Millipore Corporation
10.7        Executive Termination Agreement                 **
10.8        Executive  "Sale of Business" Incentive Termination  Agreements
            **
10.9        1995 Employee Stock Purchase Plan               **
10.10       1995 Management Incentive Plan                  **
10.11       1995 Combined Stock Option Plan, as amended     3
11          Computation of Per Share Earnings               13
13          Annual Report to Shareholders, December 31, 199715
21          Subsidiaries of Millipore Corporation           47
23          Consent  of Coopers & Lybrand L.L.P.            49
24          Power of Attorney                                51
27          Financial Data Schedule                          54***
**          Incorporated   by  Reference  to  a  prior  filing   with   the
            Commission
***          EDGAR Filing only