Form 10-Q
period 1998-03-31
MILLIPORE CORP
filed 1998-05-15
CIK 66479

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from            to



COMMISSION FILE NUMBER   0-1052

Millipore Corporation
(Exact name of registrant as specified in its charter)

Massachusetts
(State or other jurisdiction of incorporation or organization)

04-2170233
(I.R.S. Employer Identification No.)

80 Ashby Road
Bedford, Massachusetts  01730
(Address of principal executive offices)


Registrant's telephone number, include area code   (781) 533-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No


The Company had 43,808,352 shares of common stock outstanding as of April 24, 1998.

                        MILLIPORE CORPORATION
                         INDEX TO FORM 10-Q





                                                     Page No.
Part I.   Financial Information

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets --
             March 31,1998 and December 31, 1997        2

          Consolidated Statements of Income --
             Three Months Ended March 31, 1998 and 1997 3

          Consolidated Statements of Cash Flows --
             Three Months Ended March 31, 1998 and 1997 4

          Notes to Consolidated Condensed
             Financial Statements                     5-7

Item 2.   Management's Discussion and Analysis       8-10
          of Financial Condition and Results of Operations

Part II.  Other Information

Item 1.   Legal Proceedings                            11

Item 6.   Exhibits and Reports on Form 8-K             11

          Signatures                                   12

                        MILLIPORE CORPORATION
                     CONSOLIDATED BALANCE SHEETS
                           (In thousands)


                                      March 31,   December 31,
                                        1998          1997
ASSETS                               (Unaudited)
Current assets
   Cash                              $  1,381     $ 2,240
   Short-term investments              32,358      18,029
   Accounts receivable, net           178,029     176,585
   Inventories                        141,677     127,192
   Other current assets                15,860      28,362
Total Current Assets                  369,305     352,408

Property, plant and equipment, net    213,858     220,094
Intangible assets                      86,206      77,394
Deferred income taxes                  80,010      88,760
Other assets                           27,337      27,588

Total Assets                         $776,716     $766,244

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities
   Notes payable                     $158,750     $165,576
   Accounts payable                    48,830      46,088
   Accrued expenses                    82,703      74,856
   Dividends payable                    4,380       4,369
   Accrued retirement plan              3,763       7,088
   contributions
   Accrued income taxes payable         4,933       6,896
Total Current Liabilities             303,359     304,873

Long-term debt                        287,825     286,844
Other liabilities                      25,648      25,533
Shareholders' equity
   Common stock                        56,988      56,988
   Additional paid-in capital          10,927      10,927
   Retained earnings                  516,357     490,289
   Accumulated other comprehensive   (39,823)     (21,720)
   loss
                                      544,449     536,484
Less:  Treasury stock, at cost,
13,184 shares in 1998 and 13,291 in  (384,565)    (387,490)
1997

Total Shareholders' Equity            159,884     148,994

Total Liabilities and Shareholders'  $776,716     $766,244
Equity




   The accompanying notes are an integral part of the consolidated condensed financial statements.

                        MILLIPORE CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME
                (In thousands except per share data)
                             (Unaudited)


                                  Three Months Ended
                                      March 31,
                                  1998          1997

Net sales                     $185,662         $178,839

Cost of sales                 86,429              80,634

Gross profit                  99,233              98,205

Selling, general &            61,687              59,777
administrative expenses
Research & development        13,135              13,151
expenses
Purchased research &
development expense                -              114,091
Settlement of litigation      11,766                   -

Operating income / (loss)     12,645              (88,814)

Gain on sale of equity
securities                    35,594                1,769

Interest income                  614                 761

Interest expense              (7,073)             (6,024)

Income / (loss) before
income taxes                  41,780              (92,308)

Provision for income taxes    10,370                5,454

Net income / (loss)           $31,410           $ (97,762)


Net income / (loss) per
common share:
Basic                         $ 0.72             $ (2.25)
Diluted                       $ 0.71             $ (2.25)

Cash dividends declared per   $ 0.10              $ 0.09
common share

Weighted average common
shares:
Basic                         43,727              43,391
Diluted                       44,307              43,391




   The accompanying notes are an integral part of the consolidated condensed financial statements.

                        MILLIPORE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                             (Unaudited)

                                     Three Months Ended March 31,
                                            1998          1997
Cash Flows From Operating Activities:
Net income (loss)                       $31,410       $(97,762)
Adjustments to reconcile net income
(loss) to net
 cash provided:
 Purchased research and development          -        114,091
expense
 Write-off of acquired inventory step-       -         5,000
up
 Depreciation and amortization          10,716         8,666
 Gain on sale of equity securities      (35,594)      (1,769)
 Deferred tax provision                  8,750             -
 Change in operating assets and
liabilities:
   (Increase) in accounts receivable     (924)        (12,500)
   (Increase) in inventories            (16,945)      (4,515)
   (Increase) in other current assets   (4,595)       (6,594)
   Decrease in other assets                610         8,059
   Increase (decrease) in accounts
payable and accrued expenses            10,115        (6,073)
   (Decrease) in accrued retirement     (3,307)       (1,567)
plan contributions
   (Decrease) in accrued income taxes   (1,963)        (870)
   Other                                   924         2,186
Net cash (used in) provided by           (803)         6,352
operating activities

Cash Flows From Investing Activities:
Additions to property, plant and        (10,735)      (7,144)
equipment
Acquisition of Tylan, net of cash            -        (161,267)
acquired
Proceeds from sale of equity            35,594         1,769
securities
Net cash used by discontinued             (78)         (2,009)
operations
Net cash provided by (used) in          24,781        (168,651)
investing activities

Cash Flows From Financing Activities:
Issuance of treasury stock under stock   1,851         3,127
plans
(Decrease) increase in short-term debt  (6,821)       92,073
Proceeds from issuance of long-term          -        197,950
debt
Payments on long-term debt                   -        (123,532)
Dividends paid                          (4,369)       (3,899)
Net cash (used in) provided by          (9,339)       165,719
financing activities
Effect of foreign exchange rates on
cash and short-term investments         (1,169)       (3,025)
Net increase in cash and short-term     13,470           395
investments

Cash and short-term investments on      20,269         46,870
January 1
Cash and short-term investments on      $33,739       $47,265
March 31

   The accompanying notes are an integral part of the consolidated condensed financial statements.

                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (In thousands)


1.The   accompanying   unaudited  consolidated  condensed   financial
  statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit certain information and disclosures normally included in financial statements. These financial statements, which in the opinion of management reflect all adjustments necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The accompanying unaudited consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

2. Inventories consisted of the following:


                      March 31, 1998   December 31, 1997

   Raw materials       $39,738          $42,518
   Work in process      22,656           16,545
   Finished goods       79,283           68,129
                       $141,677        $127,192


3. Accumulated depreciation on property, plant and equipment was $169,242 at March 31, 1998, and $166,585 at December 31, 1997.


4.During  the  first  quarter  of 1998,  the  Company  finalized  the allocation of the purchase price relating to the acquisition of Tylan General, Inc. as discussed in Note C to the Company's financial statements for the year ended December 31, 1997. The final accrual for additional costs associated with the acquisition
  is $32,000.   The final  purchase price included current assets of
  $42,544,  property and  equipment of $15,559, other assets of $16,477
  and  liabilities of   $22,042.   Intangible  assets  valued  at
  $28,742 are being amortized over their estimated useful lives ranging from 6 to 20 years.


5.On  May  2,  1997, the Environmental Quality Board (EQB) of  Puerto
  Rico served an administrative order on Millipore Cidra, Inc., a wholly-owned subsidiary of the Company. The administrative order (EQB order) alleged: (i) that the nitrocellulose filter membrane scrap produced by Millipore Cidra's manufacturing operations is a hazardous waste as defined in EQB regulations; (ii) that Millipore Cidra, Inc. failed to manage, transport and dispose of the nitrocellulose membrane scrap as a hazardous waste; and (iii) that such failure violated EQB regulations. The EQB order proposed penalties in the amount of $96,500 and ordered Millipore Cidra, Inc. to manage the nitrocellulose membrane scrap as a hazardous waste.

  The Company has recorded a charge of $5,000 (including legal fees) in the first quarter of 1998 reflecting its costs to settle this matter.

  The Company also recorded a charge of $3,100 in the first quarter of 1998 reflecting its costs in settling a separate lawsuit (subject to court approval) with an intervening party in the EQB administrative case described above.

                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (In thousands)


6.The  Company  and Waters Corporation were engaged in an arbitration
  proceeding  and  a  related  litigation  in  the  Superior   Court,
  Middlesex, Massachusetts, both of which commenced in the second quarter of 1995 with respect to the amount of assets required to be transferred by the Company's Retirement Plan in connection with the Company's divestiture of its former Chromatography Division. In the second quarter of 1996, Waters filed a Complaint in the Federal District Court of Massachusetts alleging that the
  Company's operation of the Retirement Plan violates ERISA and certain sections of the Internal Revenue Code. Judgments in the Company's favor were handed down by both the Massachusetts Superior Court and the Federal District Court in May 1997 and July 1997, respectively. Waters appealed the federal court judgment, which was affirmed by the United States Court of Appeals for the First Circuit in April 1998.


7. The Company recorded a charge of $3,666 in the first quarter of 1998 to settle a patent lawsuit with Mott Metallurgical Corporation. In the lawsuit, each party claimed infringement of one of its patents by the other. As part of the settlement, the parties agreed to cross license the two patents at issue.


8.In   partial   consideration  for  the  sale  of  its  non-membrane
  bioscience instrument division in 1994, the Company received four thousand shares of preferred stock of PerSeptive Biosystems, Inc. ("PerSeptive"). The preferred stock was redeemable in four equal annual installments of $10,000, commencing in August 1995, in the equivalent value as of each redemption date in common stock, $0.01 par value of PerSeptive. Effective January 22, 1998, PerSeptive completed a merger with Perkin-Elmer Corporation ("Perkin-Elmer") and became a wholly-owned subsidiary of Perkin-Elmer. Pursuant to this merger all of the Company's remaining holdings in PerSeptive, which consisted of 2,213,357 shares of common stock and one thousand shares of preferred stock were converted into 586,541 shares of Perkin-Elmer common stock. The Company sold all 586,541 shares of its Perkin-Elmer common stock holdings in the first quarter of 1998 and recognized a net gain of $32.5 million.


9.For March 31, 1997 basic and diluted earnings per share are the same, as the Company was in a loss position. The effect of anti-dilutive securities in 1997 amounted to 836 shares. The following is a reconciliation for March 31, 1998 of the numerator and denominator for basic and diluted earnings per share:

                                Net Income   Shares        EPS

  Basic earnings per share       $  31,410   43,727       $0.72
  Effect of dilutive securities:
       Stock options                          580

  Diluted earnings per share     $ 31,410   44,307       $0.71

                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (In thousands)


10. The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. The Company has elected to disclose this information in its statement of stockholders' equity. Total comprehensive income/(loss) for the quarters ended March 31, was comprised of the following:


                                        March 31,   March 31,
                                        1998         1997

  Net income/(loss)                     $31,410     $(97,762)

  Foreign currency translation          (808)          (14,086)

  Unrealized holding gain on
  equity securities, net of tax         (17,295)       (125)

  Total comprehensive income/(loss)     $13,307        $(111,973)


11.In  July  1997,  the FASB issued SFAS No. 131, "Disclosures  about
  Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. The interim reporting disclosures are not required in the first year of adoption. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting. The "management" approach expands the required disclosures for each segment. The Company will adopt SFAS 131 in the fourth quarter ended December 31, 1998 and has not yet determined the impact of such adoption on its segment reporting as currently presented.

  In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 establishes new increased requirements for disclosure of a Company's pensions and other postretirement benefit obligations. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, but may be adopted earlier. The Company will adopt the increased disclosure requirements of SFAS No. 132 in the fourth quarter ended December 31, 1998.

  In March 1998, Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on applying generally accepted accounting principles in addressing whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998, however, earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998 and the impact of such adoption was not material to the results of operations or cash flows for the quarter ended March 31, 1998.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (In thousands)


Forward Looking Statements
The following Discussion and Analysis includes certain forward-looking statements which are subject to a number of risks and uncertainties as described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Such forward-looking statements are based on current expectations and actual results may differ materially.

Recent Developments
On May 2, 1997, the Environmental Quality Board (EQB) of Puerto Rico served an administrative order on Millipore Cidra, Inc., a wholly-owned subsidiary of the Company. The administrative order (EQB order) alleged: (i) that the nitrocellulose filter membrane scrap produced by Millipore Cidra's manufacturing operations is a hazardous waste as defined in EQB regulations; (ii) that Millipore Cidra, Inc. failed to manage, transport and dispose of the nitrocellulose membrane scrap as a hazardous waste; and (iii) that such failure violated EQB regulations. The EQB order proposed penalties in the amount of $96,500 and ordered Millipore Cidra, Inc. to manage the nitrocellulose membrane scrap as a hazardous waste.

The Company has recorded a charge of $5,000 (including legal fees) in the first quarter of 1998 reflecting its costs to settle this matter.

The Company also recorded a charge of $3,100 in the first quarter of 1998 reflecting its costs in settling a separate lawsuit (subject to court approval) with an intervening party in the EQB administrative case described above.

Results of Operations
Consolidated net sales for the first quarter of 1998 were $185,662, an increase of 4% over sales for the same period last year. Sales growth measured in local currency terms was 9% in the first quarter of 1998. Sales growth in the first quarter of 1998, excluding the Tylan acquisition, would have been 3% or 8% in local currency. First quarter earnings per share, excluding non-recurring items, were $0.32 per share, compared to $0.45 per share last year. There were three one-time events that affected earnings performance in the first quarter of 1998 including the sale of equity securities, which had a positive impact of $0.63 per share; the settlement of a patent dispute with Mott Metallurgical Corporation, which reduced earnings per share by $0.07; and a reduction to earnings of $8.1 million, or $0.17 per share, reflecting the costs, including legal fees, associated with settling both its administrative dispute with the Environmental Quality Board in Puerto Rico and a separate lawsuit with an intervening party in that administrative case. Including these one-time items, the earnings per share for the first quarter was $0.71. The following table summarizes sales growth by geography and market in the first quarter of 1998:

                                                      % Growth
                   Q1-1997     Q1-1998    % Growth    Local
                                                      Currency

Microelectronics   $ 57        $ 59       3%          10%

BioPharmaceutical  $ 54        $ 58       6%          10%

Analytical         $ 68        $ 69       2%          8%
Laboratory

       TOTAL       $ 179       $ 186      4%          9%


Americas           $ 75        $ 82       9%          10%
Europe             $ 53        $ 56       5%          13%
Asia/Pacific       $ 51        $ 48       (6)%        5%

       TOTAL       $ 179       $ 186      4%          9%

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (In thousands)


Results of Operations (continued)
Sales to microelectronics customers increased 10%, in local currency, in the first quarter of 1998 compared to the first quarter of 1997. This growth rate includes incremental sales related to Tylan General,
which was acquired in late January 1997.   The Company continues
to be negatively impacted by the downturn in the semiconductor industry which started in 1996. Although the growth in the first quarter of 1998 was 10%, we experienced a slowing in the microelectronics business midway through the quarter. This trend is expected to continue throughout the second quarter of 1998. Sales growth in the Bio-Pharmaceutical market was 10%, in local currency, representing strong growth in sales to Biotechnology customers offset by a decline in sales
to  the food   and   beverage  industry.  Sales  to  Biotechnology
customers represents approximately 50% of sales in the Bio-Pharmaceutical market. Sales growth in the Analytical Laboratory market was 8%, in local currency, reflecting an increase in market penetration of core products, continued growth of rapid detection products and new products introduced to ultra pure water customers.

In the first quarter of 1998, the U.S. dollar continued to strengthen against all European currencies and most Asian currencies. If foreign exchange rates remain at March 31, 1998 levels, the affect of foreign exchange currencies is expected to reduce reported second quarter and full year 1998 sales growth by approximately 4 to 5 percentage points when compared to local currency growth rates.

Gross profit margins in the first quarter of 1998 were 53.4% of sales, compared to 57.7% in the first quarter of 1997, excluding non-recurring charges in the first quarter of 1997 associated with the acquisitions of both Tylan General and Amicon. Gross margin percentages were lower than those in the same period last year reflecting the impact of a stronger U.S. dollar and a higher concentration of lower margin Tylan business. The Company expects that gross margin percentages in the second quarter of 1998 will approximate those reported in the first quarter of 1998.

Operating expenses excluding the settlement of litigation in the first quarter of 1998 increased 2.6% over operating expenses for the first quarter of 1997. Included in the settlement of litigation is the costs to settle with the EQB and the intervening party, as discussed in Footnote 5 to the Consolidated Condensed Financial Statements. In addition the Company recorded a charge of $3,666 in the first quarter of 1998 to settle a patent lawsuit with Mott Metallurgical Corporation. In the lawsuit, each party claimed infringement of one of its patents by the other. As part of the settlement, the parties agreed to cross license the two patents at issue.

The gain on sale of equity securities in the first quarter of 1998, reflects the sale of the Company's holdings in Perkin-Elmer Corporation as discussed in Footnote 8 to the Consolidated Condensed Financial Statements. The Company also sold all of its common shares of Glyko Biomedical in the first quarter of 1998 and recognized a gain of $3.1 million.

Net interest expense in the first quarter of 1998 was higher than that of the first quarter of 1997 due to increased interest rates. Interest on borrowings required to complete the acquisition, as well as interest on Tylan's assumed debt, are included in the Company's statement of income from January 22, 1997. The Company expects that interest expense in the second quarter and for the year ended 1998 will be slightly lower than 1997 as cash generated from operating activities and the proceeds from the sale of equity securities will be used to reduce outstanding borrowings.

The Company's effective income tax rate for the first three months of 1998, excluding the non-tax deductible expense for the EQB settlement was 21.0%, the same as the full year of 1997, excluding the non-tax deductible write-offs associated with the Tylan acquisition. The Company expects to sustain the 21.0% tax rate for the remainder of 1998.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (In thousands)


Results of Operations (continued)
The Company utilizes a common worldwide software system for its financial and business reporting. The Company believes that its system is Year 2000 compliant and that future costs necessary to ensure successful Year 2000 compliance will not have a material effect on the Company's results of operations.

A substantial portion of the Company's business is conducted outside of the United States through its foreign subsidiaries. This exposes the Company to risks associated with foreign currency rate fluctuations, which can impact the Company's revenue and net income. The Company had entered into foreign currency option transactions to sell Yen, on a continuing basis in amounts and timing consistent with the underlying currency exposure so that the gains or losses on these transactions partially offset the realized foreign exchange gains or losses on the underlying exposure. In the first quarter of 1998, a gain of $681 was realized on the Company's foreign exchange contracts and was recorded in cost of sales, compared to a gain of $1,575 in the first quarter of 1997. As of March 31, 1998, the Company has only forward option contracts to sell yen. In the event of a significant strengthening of the U.S. dollar against the yen, the exercise of these forward options will partially mitigate losses incurred by the Company on the underlying currency exposure. The Company does not engage in speculative trading activity.


Capital Resources And Liquidity
Cash used by operations in the first three months of 1998 was $803 compared to cash generated from operations of $6,352 in the first three months of 1997. Cash flow from operations in the first quarter of 1998 included outflows of $1,861 of employee costs, $75 of facilities-related costs, $1,184 of contract termination costs, and $1,556 of other integration expenses against the acquisition accruals.

Cash  generated by the Company during the three months  of  1998  was used to pay down short-term debt, invest in property, plant and equipment, and pay dividends. Property, plant and equipment expenditures for the first three months of 1998 exceeded those for the same period in 1997. The Company expects property, plant and equipment expenditures to increase over the remainder of 1998 as it completes the construction of its new manufacturing facility in Allen, Texas.

Refer   to   Footnote  5  to  the  Consolidated  Condensed  Financial
Statements   regarding   the   Company's   notification   from    the
Environmental Quality Board of Puerto Rico.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
On May 2, 1997, the Environmental Quality Board (EQB) of Puerto Rico served an administrative order on Millipore Cidra, Inc., a wholly-owned subsidiary of the Company. The administrative order (EQB Order) alleged: (i) that the nitrocellulose filter membrane scrap produced by Millipore Cidra's manufacturing operations is a hazardous waste as defined in EQB regulations; (ii) that Millipore Cidra, Inc. failed to manage, transport and dispose of the nitrocellulose membrane scrap as a hazardous waste; and (iii) that such failure violated EQB regulations. The EQB Order proposed penalties in the amount of $96,500,000 and ordered Millipore Cidra, Inc. to manage the nitrocellulose membrane scrap as a hazardous waste.

On March 12, 1998 Millipore Cidra and the EQB entered into a Stipulation settling the administrative proceeding with respect to the EQB Order.
On March 27, 1998 the Governing Board of the EQB voted to approve the recommendation of the hearing examiner for this proceeding that the Stipulation be ratified. Formal notice of this EQB Governing Board vote was mailed to Millipore Cidra on May 7, 1998. The Stipulation provides that: (i) it does not constitute any admission or determination of fact or any conclusion of law with respect to any of the allegations contained in the EQB Order; (ii) Millipore Cidra and its affiliates are released and exonerated from any claims related to the EQB Order; (iii) Millipore Cidra shall pay the EQB $4,600,000 in full satisfaction of all claims under the EQB Order; and (iv) Millipore Cidra shall manage the nitrocellulose membrane scrap as if it were a hazardous waste.

On March 12, 1998 the Company entered into a settlement agreement with respect to a separate lawsuit (subject to court approval) with Redondo Waste Systems, Inc. d/b/a Celsius, an intervening party in the administrative proceeding with respect to the EQB Order. This suit was filed in the Superior Court for Caguas County, Puerto Rico in 1991 and related to damages claimed to result from a fire at a landfill owned by such intervening party. Under this settlement agreement the Company agreed to pay $3,000,000 to such intervening party in complete satisfaction of all claims under such lawsuit.

The Company and Waters Corporation were engaged in an arbitration proceeding and a related litigation in the Superior Court, Middlesex, Massachusetts, both of which commenced in the second quarter of 1995 with respect to the amount of assets required to be transferred by the Company's Retirement Plan in connection with the Company's divestiture of its former Chromatography Division. In the second quarter of 1996, Waters filed a Complaint in the Federal District Court of Massachusetts alleging that the Company's operation of the Retirement Plan violates ERISA and certain sections of the Internal Revenue Code. Judgments in the Company's favor were handed down by both the Massachusetts Superior Court and the Federal District Court in May 1997 and July 1997, respectively. Waters appealed the federal court judgment, which was affirmed by the United States Court of Appeals for the First Circuit by opinion dated April 3, 1998.

On October 15, 1996 the Company commenced an action for declaratory judgement in the U.S. District Court for the District of Massachusetts against Mott Metallurgical Corporation (Mott) seeking a determination that U.S. Patent No. 5,114,447 was invalid and that the Company did not infringe such patent. On December 16, 1996 Mott filed a counterclaim seeking declaratory, injunctive and monetary relief from the alleged infringement by the Company of the foregoing patent. On January 6, 1997, the Company filed a reply to the counterclaim, asserting the invalidity of U.S. Patent No. 5,114,447 and that Mott infringed the Company's U.S. Patent No. 5,487,771. Both patents relate to porous metal filters for high purity gas filtration for semiconductor manufacturing applications. On February 18, 1998, the Company entered into a settlement agreement with Mott pursuant to which Mott and the Company agreed to cross license their respective patents and the Company agreed to a one time payment to Mott of $3,500,000.

Item 6.  Exhibits and Reports on Form 8-K.

a.Exhibits

  27   Article 5 Financial Data Schedule - First Quarter 1998


b.   Reports on Form 8-K

  None.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Millipore Corporation
                              Registrant



May 15, 1998                  /s/ Francis J. Lunger
Date                          Francis J. Lunger
                              Corporate Vice President, Chief
                              Financial Officer and Treasurer