Form 10-Q
period 1998-06-30
MILLIPORE CORP
filed 1998-08-14
CIK 66479

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from            to



COMMISSION FILE NUMBER   0-1052

Millipore Corporation
(Exact name of registrant as specified in its charter)

Massachusetts
(State or other jurisdiction of incorporation or organization)

04-2170233
(I.R.S. Employer Identification No.)

80 Ashby Road
Bedford, Massachusetts  01730
(Address of principal executive offices)


Registrant's telephone number, include area code    (781) 533-
6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No


The Company had 43,851,735 shares of common stock outstanding as of July 24, 1998.



                      MILLIPORE CORPORATION
                       INDEX TO FORM 10-Q





                                                     Page No.
Part I.   Financial Information

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets --
             June 30,1998 and December 31, 1997         2

          Consolidated Statements of Income --
          Three and Six Months Ended June 30, 1998 and 1997 3

          Consolidated Statements of Cash Flows --
             Six Months Ended June 30, 1998 and 1997    4

          Notes to Consolidated Condensed
             Financial Statements                     5-8

Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations
9-11

Part II.  Other Information

Item 1.   Legal Proceedings                            12

Item 4.   Submission of Matters to a Vote of Security Holders
13

Item 6.   Exhibits and Reports on Form 8-K             13

          Signatures                                   14





                      MILLIPORE CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)


                                      June 30,        December 31,
                                        1998             1997
ASSETS                               (Unaudited)
Current assets
   Cash                              $  2,896         $ 2,240
   Short-term investments              26,456          18,029
   Accounts receivable, net           161,671         176,585
   Inventories                        131,836         127,192
   Other current assets                13,088          28,362
Total Current Assets                  335,947         352,408

Property, plant and equipment, net    219,293         220,094
Intangible assets                      87,435          77,394
Deferred income taxes                  80,010          88,760
Other assets                           22,950          27,588

Total Assets                         $745,635         $766,244

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities
   Notes payable                     $172,263         $ 165,576
   Accounts payable                    41,179            46,088
   Accrued expenses                    57,776            74,856
   Dividends payable                    4,823             4,369
   Accrued retirement plan              5,389             7,088
   contributions
   Accrued income taxes payable         1,843             6,896
Total Current Liabilities             283,273           304,873

Long-term debt                        279,216           286,844
Other liabilities                      25,197            25,533
Shareholders' equity
   Common stock                        56,988            56,988
   Additional paid-in capital          10,927            10,927
   Retained earnings                  518,051           490,289
   Accumulated other comprehensive    (44,568)          (21,720)
   loss
                                      541,398            536,484
   Less:  Treasury stock, at cost,
   13,144 shares in 1998 and 13,291
   in 1997                           (383,449)          (387,490)
Total Shareholders' Equity            157,949            148,994

Total Liabilities and Shareholders'  $745,635         $766,244
Equity



 The accompanying notes are an integral part of the consolidated condensed financial statements.


                               -2-

                        MILLIPORE CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME
                (In thousands except per share data)
                             (Unaudited)

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                                1998         1997         1998        1997

Net sales                     $175,172   $192,498      $360,834     $371,337

Cost of sales                 85,507        86,424     171,936      167,058


Gross profit                  89,665      106,074      188,898      204,279

Selling, general &
administrative expenses       60,809       63,273       122,496      123,050

Research & development
expenses                      13,910       15,003       27,045       28,154

Purchased research &
development expense                -          -            -         114,091

Settlement of litigation           -          -         11,766           -

Operating income / (loss)     14,946      27,798       27,591       (61,016)

Gain on sale of equity
securities                        -        -            35,594       1,769

Interest income                  761         636       1,375        1,397

Interest expense              (7,058)    (8,159)      (14,131)     (14,183)

Income / (loss) before
income taxes                   8,649      20,275       50,429       (72,033)

Provision for income taxes     1,816       3,894        12,186       9,348

Net income / (loss)           $6,833     $16,381      $38,243       $(81,381)

Net income / (loss) per
share:
            Basic             $ 0.16     $0.38         $0.87         $(1.87)
            Diluted           $ 0.15     $0.37         $0.86         $(1.87)

Cash dividends declared per   $ 0.11     $0.10         $0.21         $0.19
common share

Weighted average common
shares outstanding:
            Basic             43,819      43,512       43,774       43,452
            Diluted           44,327      44,274       44,317       43,452




   The accompanying notes are an integral part of the consolidated condensed financial statements.

                                 -3-
                      MILLIPORE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                        Six Months Ended June 30,
                                          1998             1997
Cash Flows From Operating Activities:
Net income (loss)                       $38,243         $(81,381)
Adjustments to reconcile net income
(loss) to net
 cash provided:
 Purchased research and development          -          114,091
expense
 Write-off of acquired inventory step-       -            5,000
up
 Depreciation and amortization          21,783          19,323
 Gain on sale of equity securities      (35,594)        (1,769)
 Deferred tax provision                  8,750                -
 Change in operating assets and
liabilities, net:
   Decrease (increase) in accounts      10,212          (17,287)
receivable
   (Increase) in inventories            (9,378)         (6,413)
   (Increase) in other current assets   (1,920)         (7,603)
   Decrease (increase) in other assets   2,806          (1,090)
   (Decrease) in accounts payable and   (19,583)        (13,231)
accrued expenses
   (Decrease) in accrued retirement     (1,710)             137
plan contributions
   (Decrease) in accrued income taxes   (5,053)         (2,844)
   Other                                (1,435)           4,903
Net cash provided by operating           7,121          11,836
activities

Cash Flows From Investing Activities:
Additions to property, plant and        (26,634)        (16,993)
equipment
Acquisition of Tylan, net of cash            -          (159,158)
acquired
Proceeds from sale of equity            35,594            1,769
securities
Investment in intangibles               (3,453)               -
Net cash used by discontinued           (2,340)         (2,775)
operations
Net cash provided by (used in)           3,167          (177,157)
investing activities

Cash Flows From Financing Activities:
Issuance of treasury stock under stock   2,637            4,284
plans
Increase in short-term debt              6,761          80,567
Proceeds from issuance of long-term          -          197,950
debt
Payments on long-term debt                   -          (123,914)
Dividends paid                          (8,743)         (7,820)
Net cash provided by financing             655          151,067
activities

Effect of foreign exchange rates on
cash and                                (1,860)         (3,264)
 short-term investments
Net increase (decrease) in cash and      9,083          (17,518)
short-term investments

Cash and short-term investments on      20,269           46,870
January 1
Cash and short-term investments on      $29,352         $29,352
June 30

       The accompanying notes are an integral part of the consolidated condensed financial statements.



                               -4-
                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (In thousands)

1.    General:   The  accompanying unaudited  consolidated  condensed
  financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit certain information and disclosures normally included in financial statements. These financial statements, which in the opinion of management reflect all adjustments necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The accompanying unaudited consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.


2.   Inventories:  Inventories consisted of the following:

                                      December 31,
                  June 30, 1998           1997

   Raw materials   $36,295             $42,518
   Work in          22,311              16,545
   process
   Finished         73,230              68,129
   goods
                   $131,836           $127,192


3. Property, Plant and Equipment: Accumulated depreciation on property, plant and equipment was $182,679 at June 30,1998, and $166,585 at December 31, 1997.


4.    Acquisitions:   During the first quarter of 1998,  the  Company
  finalized  the  allocation of the purchase price  relating  to  the acquisition of Tylan General, Inc. as discussed in Note C to the Company's financial statements for the year ended December 31, 1997.
  The   final  accrual  for  additional  costs  associated  with  the acquisition was $32,000. The final adjusted purchase price included current assets of $42,544, property and equipment of $15,559, other assets of $16,477 and liabilities of $22,042. Intangible assets valued at $28,742 are being amortized over their estimated useful lives ranging from 6 to 20 years.


5. Legal Proceedings: On May 2, 1997, the Environmental Quality Board (EQB) of Puerto Rico served an administrative order on Millipore Cidra, Inc., a wholly-owned subsidiary of the Company. The
  administrative   order  (EQB  order)  alleged:    (I)   that   the
  nitrocellulose filter membrane scrap produced by Millipore Cidra's manufacturing operations is a hazardous waste as defined in EQB regulations; (ii) that Millipore Cidra, Inc. failed to manage, transport and dispose of the nitrocellulose membrane scrap as a
  hazardous  waste;  and  (iii)  that  such  failure  violated   EQB
  regulations.   The EQB order proposed penalties in the  amount  of
  $96,500   and  ordered  Millipore  Cidra,  Inc.  to   manage   the
  nitrocellulose membrane scrap as a hazardous waste. The Company recorded a charge of $5,000 in the first quarter of 1998 reflecting its costs to settle this matter.

  The Company also recorded a charge of $3,100 in the first quarter of 1998 reflecting its costs to settle a separate lawsuit with an intervening party in the EQB administrative case described above.

  The Company recorded a charge of $3,666 in the first quarter of 1998 to settle a patent lawsuit with Mott Metallurgical Corporation. In the lawsuit, each party claimed infringement of one of its patents by the other. As part of the settlement, the parties agreed to cross license the two patents at issue.





                                 -5-
                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (In thousands)

  Legal Proceedings (cont'd):
6.     The  Company  and  Waters  Corporation  were  engaged  in   an
  arbitration proceeding and a related litigation in the Superior Court, Middlesex, Massachusetts, both of which commenced in the second quarter of 1995 with respect to the amount of assets required to be transferred by the Company's Retirement Plan in connection with the Company's divestiture of its former Chromatography Division. In the second quarter of 1996, Waters filed a Complaint in the Federal District Court of Massachusetts alleging that the Company's operation of the Retirement Plan violates ERISA and certain sections of the Internal Revenue Code. Judgments in the Company's favor were handed down by both the Massachusetts Superior Court and the Federal
  District  Court  in  May 1997 and July 1997, respectively.   Waters
  appealed the federal court judgment, which was affirmed by the United States Court of Appeals for the First Circuit by opinion dated April 3, 1998. On June 2, 1998, the Company transferred $2,439 (including interest through the date of transfer) from its Retirement Plan to the Waters Retirement Plan as provided by the amended and restated Purchase and Sale Agreement. In order to fund the transfer, the Company made a contribution of $2,255 to its Retirement Plan in accordance with ERISA funding requirements.

6. Restructuring: On June 15, 1998, the Company announced a restructuring program to streamline operations and reduce the cost
  structure.   This  program  includes consolidation  of  transaction
  processing into regional business centers, outsourcing of certain administration, distribution and manufacturing activities, realigning and downsizing geographic support organizations and consolidating manufacturing operations. The Company has not yet determined the magnitude of the restructuring charge which will be recorded in the third quarter of 1998.

7. Gain on sale of equity securities: In partial consideration for the sale of its non-membrane bioscience instrument division in 1994, the Company received four thousand shares of preferred stock of PerSeptive Biosystems, Inc. ("PerSeptive"). The preferred stock was redeemable in four equal annual installments of $10,000, commencing in August 1995, in the equivalent value as of each redemption date in common stock, $0.01 par value of PerSeptive. Effective January 22, 1998, PerSeptive completed a merger with Perkin-Elmer Corporation ("Perkin-Elmer") and became a wholly-owned subsidiary of Perkin-
  Elmer.   Pursuant  to  this merger all of the  Company's  remaining holdings in PerSeptive, which consisted of 2,213,357 shares of common stock and one thousand shares of preferred stock were converted into 586,541 shares of Perkin-Elmer common stock. In the first quarter of 1998, the Company sold all 586,541 shares of its Perkin-Elmer common stock and recognized a net gain of $32,500. The Company also sold all of its common shares of Glyko Biomedical in the first quarter of 1998 and recognized a gain of $3,100.

8. Basic and Diluted Earnings Per Share: The following table reconciles the numerator and denominator for basic and diluted earnings per share for the three months and six months ended June 30, 1998 and June 30, 1997. For the six months ended June 30, 1997, the Company was in a loss position and therefore, basic and diluted earnings per share are the same. The effect of anti-dilutive securities for the six months in 1997 amounted to 796 shares.

Three Months Ended June              1998                         1997
30,
                            Net                          Net
                           Income   Shares    EPS       Income   Shares    EPS
Basic   earnings    per   $6,833   43,819   $0.16      $16,381   43,512  $0.38
share
Effect    of   dilutive
securities:                           508                         762
     Stock options
Diluted  earnings   per   $6,833   44,327   $0.15      $16,381   44,274  $0.37
share

Six  Months Ended  June              1998                          1997
30,
                            Net                           Net
                           Income   Shares    EPS        Income    Shares    EPS
Basic   earnings    per   $38,243   43,774   $0.87     $(81,381)  43,452 $(1.87)
share
Effect    of   dilutive
securities:                            543                         -
     Stock options
Diluted  earnings   per   $38,243   44,317   $0.86     $(81,381)  43,452 $(1.87)
share

                                 -6-
                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (In thousands)


9. New Accounting Pronouncements: The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. The Company has elected to disclose this information in its statement of stockholders' equity. For the three months and six months ended June 30, 1998 and 1997, total comprehensive income/(loss), was comprised of the following:


                        Three Months Ended       Six Months Ended
                             June 30,                June 30,
                         1998       1997          1998       1997

Net income/(loss)      $ 6,833    $16,381       $38,243    $(81,381)

Foreign currency       (3,852)      2,582        (4,660)    (11,504)
translation

Unrealized holding
loss on equity
   securities            (893)     (2,599)      (18,188)     (2,724)
   arising during
   period, net of
   tax

Total comprehensive
   income/(loss)       $ 2,088    $16,364        $15,395    $(95,609)


  In July 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. The interim reporting disclosures are not required in the first year of adoption. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting. The "management" approach expands the required disclosures for each segment. The Company will adopt SFAS 131 in the fourth quarter ended December 31, 1998 and has not yet determined the impact of such adoption on its segment reporting as currently presented.


  In February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 establishes new increased requirements for disclosure of a Company's pensions and other postretirement benefit obligations. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, but may be adopted earlier. The Company will adopt the increased disclosure requirements of SFAS No. 132 in the fourth quarter ended December 31, 1998.


  In March 1998, Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on applying generally accepted accounting principles in addressing whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998, however, earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998 and the impact of such adoption was not material to the results of operations or cash flows for the period ended June 30, 1998.




                                 -7-
                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (In thousands)


  New Accounting Pronouncements (cont'd):
  In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2000 for the Company. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity and results of operations.












































                                 -8-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (In thousands)



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


Recent Developments
On June 15, 1998, the Company announced a restructuring program to streamline operations and reduce the cost structure. This program includes consolidation of transaction processing into regional business centers, outsourcing of certain administration, distribution and manufacturing activities, realigning and downsizing geographic support organizations and consolidating manufacturing operations. The Company has not yet determined the magnitude of the restructuring charge which will be recorded in the third quarter of 1998.


Results of Operations
Consolidated net sales for the second quarter of 1998 were $175,172, a decrease of 9% from sales for the same period last year. Revenues decreased 4% as measured in local currency terms for the second quarter of 1998. Second quarter diluted earnings per share were $0.15 per share, compared to $0.37 per share last year. The following table summarizes revenue growth by market and geography in the second quarter of 1998 as compared to the second quarter of 1997 (in millions):

                                                         %
                                                     Increase/
                                              %      (Decrease)
                      June       June     Increase/    Local
                    30,1997     30,1998   (Decrease)  Currency

Microelectronics      $66         $49       (26%)      (21%)
BioPharmaceutical      56         54         (4%)        0%
Analytical             70         72          3%        10%
Laboratory

    TOTAL             $192       $175        (9%)       (4%)


Americas              $80         $73        (9%)       (8%)
Europe                 57         59          4%         7%
Asia/Pacific           55         43        (22%)       (8%)

    TOTAL             $192       $175        (9%)       (4%)

Sales to microelectronics customers, in local currency, decreased 21% in the second quarter of 1998 compared to the second quarter of 1997. The Company continues to be negatively impacted by the semiconductor industry downturn and weakening economic conditions in Asia during the first half of 1998. The downturn in the semiconductor industry began in 1996 and there is no consensus opinion amongst the industry experts on how long this current cycle will last. Sales to the BioPharmaceutical sector, in local currency, in the second quarter were equal to those of the prior year's second quarter. This result is the combination of a 4% increase in the sales to pharmaceutical and biotech customers and a 17% decrease in sales to food and beverage customers. For the remaining six months of 1998, the rate of growth is expected to accelerate in the BioPharmaceutical sector on the strength of increased demand for filters used in biotech process plants. Sales growth in the Analytical Laboratory business was 10%, in local currency, reflecting an increase in market penetration of core products and new products introduced to ultra pure water customers and research laboratories. This business expects a similar growth rate for the remainder of 1998.

                                 -9-


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (In thousands)


Results of Operations (continued)
In the second quarter of 1998, the U.S. dollar strengthened against most European and Asian currencies. Expected third quarter and full year 1998 sales growth rates will be approximately 4 to 5 percentage points lower then local currency growth rates if foreign exchange rates remain at June 30, 1998 levels.

Gross profit margins in the second quarter of 1998 were 51% of sales, compared to 55% in the second quarter of 1997. Gross margin percentages were lower than those in the same period last year reflecting the impact of a stronger U.S. dollar and reduced volume in the Company's manufacturing plants. The Company expects gross margin percentages in the third quarter of 1998 to approximate those reported in the second quarter of 1998.

Total operating expenses decreased 5% from total operating expenses for the second quarter of 1997 primarily due to decreases in selling, general and administrative expenses attributable to cost containment programs and the U.S. dollar strengthening against European and Asian currencies, as well as a slight decrease in research and development spending.

Net interest expense in the second quarter of 1998 was lower than the first quarter of 1997 due to both lower borrowings and interest rates. The Company expects that interest expense in the third quarter and for the year ended 1998 will be slightly lower than 1997 as cash generated from operating activities and the proceeds from the sale of equity securities is used to reduce outstanding borrowings.

The Company's effective income tax rate for the second quarter of 1998 was 21.0%, the same as the full year of 1997, excluding the non-tax deductible write-offs associated with the Tylan acquisition. The Company expects to sustain the 21.0% tax rate for the remainder of 1998.

The Company has authorized an internal team to assess the Company's Year 2000 readiness and to determine the steps necessary to address its Year 2000 issues. Among the areas that are being assessed are the Company's internal software systems, its products, its manufacturing equipment, and its facilities. In addition, the Company is undertaking to work with its key suppliers and financial institutions in assessing their Year 2000 readiness. The Company utilizes a common worldwide software system for its financial and business processes. The vendor of this system has certified it as being Year 2000 compliant, and the Company is conducting its own tests to verify compliance. A large majority of the Company's products do not include software or have embedded microprocessors, and of those that do, most have been determined to be Year 2000 compliant. Though a full assessment is not yet complete, the Company currently does not believe that either its Year 2000 issues or any future costs necessary to ensure the Company's Year 2000 readiness will have a material effect on its business, results of operations or financial condition.

A substantial portion of the Company's business is conducted outside of the United States through its foreign subsidiaries. This exposes the Company to risks associated with foreign currency rate fluctuations, which can impact the Company's revenue and net income. The Company had entered into foreign currency option contracts to sell yen, on a continuing basis in amounts and timing consistent with the underlying currency exposure so that the gains or losses on these transactions partially offset the realized foreign exchange gains or losses on the underlying exposure. The gains or losses resulting from these transactions are recorded in cost of sales. In the second quarter of 1998, a gain of $510 was realized on the Company's foreign exchange contracts compared to a gain of $1,515 in the second quarter of 1997. As of June 30, 1998, the Company has only forward option contracts to sell yen. In the event of a significant strengthening of the U.S. dollar against the yen, the exercise of these forward options will partially mitigate losses incurred by the Company on the underlying currency exposure. The Company does not engage in speculative trading activity.





                                -10-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (In thousands)



Capital Resources And Liquidity
Cash generated by operations in the first six months of 1998 was $7,121 compared to $11,836 in the first six months of 1997. During the first six months of 1998, cash expenditures amounting to $16,907 were charged against restructuring reserves established during 1997; $5,037 of employee costs, $9,248 of contract termination costs, and $2,622 of other integration expenses.

Cash generated by the Company during the six months of 1998 was used to invest in property, plant and equipment, and pay dividends. Property, plant and equipment expenditures for the first six months of 1998 exceeded those for the same period in 1997 by $9,641 primarily due to $10,100 for the construction of the new manufacturing facility in Allen, Texas. The total cost of this facility will be approximately $28,000. The Company expects property, plant and equipment expenditures to increase over the remainder of 1998 as it completes this facility.








































                                -11-
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
On May 2, 1997, the Environmental Quality Board (`EQB') of Puerto Rico served an administrative order on Millipore Cidra, Inc., a wholly-owned subsidiary of the Company. The administrative order (EQB Order) alleged: (i) that the nitrocellulose filter membrane scrap produced by Millipore Cidra's manufacturing operations is a hazardous waste as defined in EQB regulations; (ii) that Millipore
Cidra,  Inc.  failed  to  manage,  transport  and  dispose  of   the
nitrocellulose membrane scrap as a hazardous waste; and (iii) that such failure violated EQB regulations. The EQB Order proposed penalties in the amount of $96,500,000 and ordered Millipore Cidra, Inc. to manage the nitrocellulose membrane scrap as a hazardous waste.
On March 12, 1998 Millipore Cidra and the EQB entered into a Stipulation settling the administrative proceeding with respect to the EQB Order. On March 27, 1998 the Governing Board of the EQB voted to approve the recommendation of the hearing examiner for this proceeding that the Stipulation be ratified. Formal notice of this EQB Governing Board vote was mailed to Millipore Cidra on May 7, 1998. The Stipulation provides that: (i) it does not constitute any admission or determination of fact or any conclusion of law with respect to any of the allegations contained in the EQB Order; (ii) Millipore Cidra and its affiliates are released and exonerated from any claims related to the EQB Order; (iii) Millipore Cidra shall pay the EQB $4,600,000 in full satisfaction of all claims under the EQB Order; and (iv) Millipore Cidra shall manage the nitrocellulose membrane scrap as if it were a hazardous waste. All payments required by the Stipulation have now been made to the EQB.

On March 12, 1998 the Company entered into a settlement agreement with respect to a separate lawsuit (subject to court approval) with Redondo Waste Systems, Inc., d/b/a Celsius, an intervening party in the administrative proceeding with respect to the EQB Order. This suit was filed in the Superior Court for Caguas County, Puerto Rico in 1991 and related to damages claimed to result from a fire at a landfill owned by such intervening party. Under this settlement agreement the Company agreed to pay $3,000,000 to such intervening party in complete satisfaction of all claims under such lawsuit. The settlement agreement has now been approved by the Courts and payment has been made by the Company.

The Company and Waters Corporation were engaged in an arbitration proceeding and a related litigation in the Superior Court, Middlesex, Massachusetts, both of which commenced in the second quarter of 1995 with respect to the amount of assets required to be transferred by the Company's Retirement Plan in connection with the Company's divestiture of its former Chromatography Division. In the second quarter of 1996, Waters filed a Complaint in the Federal District Court of Massachusetts alleging that the Company's operation of the Retirement Plan violates ERISA and certain sections of the Internal Revenue Code. Judgments in the Company's favor were handed down by both the Massachusetts Superior Court and the Federal District Court in May 1997 and July 1997, respectively. Waters appealed the federal court judgment, which was affirmed by the United States Court of Appeals for the First Circuit by opinion dated April 3, 1998. On June 2, 1998, the Company transferred $2,439,561 (including interest through the date of transfer) from the Company's Retirement Plan to the Waters Retirement Plan as provided by the amended and restated Purchase and Sale Agreement. In order to fund the transfer, the Company made a contribution of $2,254,567 to its Retirement Plan in accordance with ERISA funding requirements.












                                -12-
PART II - OTHER INFORMATION (cont'd)

Item 4.  Submission of Matters to a Vote of Security Holders.

a. The Annual Meeting of Stockholders of Millipore Corporation was held on April 16, 1998.

c. The following matter was voted upon at the Annual Meeting:  the
   election of three Class II Directors for a three-year term.   The
   following votes were tabulated with respect to the election:

      Matter Voted Upon       Votes "For"         Withheld

      Election of Directors:
       Robert C. Bishop       36,898,010          209,078
       Samuel C. Butler       36,901,543          205,545
       Robert E. Caldwell     36,901,164          205,924

       There were no votes against any nominee and no broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K.

a.Exhibits

  27   Article 5 Financial Data Schedule - second Quarter 1998


b.   Reports on Form 8-K

  The Company filed the following report on Form 8-K during the second quarter of 1998:

  Form 8-K report dated April 16, 1998 filed on April 30, 1998;
  Common Stock Rights Agreement, amended and restated.



























                                -13-

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Millipore Corporation
                              Registrant



August 14, 1998               /s/ Kathleen B. Allen
Date                          Kathleen B. Allen
                              Chief Accounting Officer








































                                -14-