Form 10-Q
period 1998-09-30
MILLIPORE CORP
filed 1998-11-13
CIK 66479

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

Yes    X     No


The Company had 43,993,229 shares of common stock outstanding as of November 6, 1998.



                      MILLIPORE CORPORATION
                       INDEX TO FORM 10-Q





                                                     Page No.
Part I.   Financial Information

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets -
             September 30,1998 and December 31, 1997    2

          Consolidated Statements of Income -
          Three and Nine Months Ended September 30,
          1998 and 1997                                 3

          Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1998
          and 1997                                      4

          Notes to Consolidated Condensed
             Financial Statements                     5-8

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                 9-14

Part II.  Other Information

Item 5.   Other Information                            15

Item 6.   Exhibits and Reports on Form 8-K             15

          Signatures                                   16




                      MILLIPORE CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)


                                      September       December
                                      30, 1998        31, 1997
ASSETS                               (Unaudited)
Current assets
   Cash                            $ 1,474          $ 2,240
   Short-term investments           42,512           18,029
   Accounts receivable, net        155,536          176,585
   Inventories                     117,616          127,192
   Other current assets              9,756           28,362
Total Current Assets               326,894          352,408

Property, plant and equipment,net  225,098          220,094
Intangible assets                   77,333           77,394
Deferred income taxes              106,001           88,760
Other assets                        22,061           27,588

Total Assets                      $757,387         $766,244

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities
   Notes payable                 $ 186,272         $165,576
   Accounts payable                 41,522           46,088
   Accrued expenses                 81,629           74,856
   Dividends payable                 4,833            4,369
   Accrued retirement plan           6,119            7,088
   contributions
   Accrued income taxes payable      5,811            6,896
Total Current Liabilities          326,186          304,873

Long-term debt                     282,749          286,844
Other liabilities                   26,355           25,533
Shareholders' equity
   Common Stock                     56,988           56,988
   Additional paid-in capital       10,927           10,927
   Retained earnings               470,407          490,289
   Accumulated other comprehensive (35,583)         (21,720)
   loss
                                   502,739           536,484
   Less:  Treasury stock, at cost,
 13,048 shares in 1998 and 13,291
 in 1997                          (380,642)         (387,490)

Total Shareholders' Equity         122,097           148,994

Total Liabilities and Shareholders'
Equity                             $757,387        $ 766,244



 The accompanying notes are an integral part of the consolidated condensed financial statements.




                               -2-

                        MILLIPORE CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME
                (In thousands except per share data)
                             (Unaudited)
                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                                 1998         1997         1998        1997
Net sales                     $159,181    $184,544      $520,015     $555,881

Cost of sales                 101,493       82,372      273,429      249,430

Gross profit                  57,688       102,172      246,586      306,451


Selling, general &
administrative expenses       56,588        58,965       179,084      182,015
Research & development
expenses                      13,301        14,353       40,346       42,507
Purchased research &
development expense                -        -            -            114,091
Restructuring charges         33,641        -           33,641             -

Settlement of litigation           -          -         11,766         -

Operating (loss)/income       (45,842)     28,854       (18,251)     (32,162)

Gain on sale of equity
securities                         -       5,304        35,594       7,073
Interest income                   877        708         2,252       2,105

Interest expense              (7,098)      (8,026)      (21,229)     (22,209)


(Loss)/income from continuing
operations before income      (52,063)     26,840       (1,634)      (45,193)
taxes

(Benefit)/provision for
income taxes                  (15,643)      5,637        (3,457)      14,985
Net (loss)/income from
continuing operations         (36,420)     21,203       1,823        (60,178)

Net loss on disposal of       5,847        -            5,847             -
discontinued operations

Net (loss)/income             $(42,267)   $21,203      $(4,024)     $(60,178)


Basic net (loss)/income per
share:
   (Loss)/income from
continuing operations         $ (0.83)     $0.49         $ 0.04     $(1.38)
   Net (loss)/income per
     share                    $ (0.96)     $0.49         $(0.09)    $(1.38)

Diluted net (loss)/income per
share:
   (Loss)/income from
continuing operations         $ (0.83)     $0.48          $0.04    $(1.38)
   Net (loss)/income per
     share                    $ (0.96)     $0.48         $(0.09)   $(1.38)

Cash dividends declared per
common share                  $ 0.11       $0.10          $0.32     $0.29

Weighted average common
shares outstanding:
            Basic             43,891       43,565       43,814       43,492
            Diluted           43,891       44,428       44,279       43,492

   The accompanying notes are an integral part of the consolidated condensed financial statements.


                                 -3-

                      MILLIPORE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)
                                        Nine Months Ended September
                                                    30,
                                          1998             1997
Cash Flows From Operating Activities:
Net loss                                $(4,024)        $(60,178)
Adjustments to reconcile net loss to
net cash provided:
 Restructuring charges                  42,816                -
 Net loss on disposal of discontinued    5,847                -
operations
 Purchased research and development          -           114,091
expense
 Write-off of acquired inventory step-       -            5,000
up
 Depreciation and amortization          33,036           30,358
 Gain on sale of equity securities      (35,594)        (7,073)
 Deferred tax benefit                   (16,176)              -
 Change in operating assets and
liabilities, net:
   Decrease (increase) in accounts      21,212          (20,354)
receivable
   Decrease (increase) in inventories    5,736          (11,024)
   Decrease (increase) in other            716          (8,783)
current assets
   Decrease (increase) in other assets   1,245          (2,382)
   (Decrease) in accounts payable and   (27,814)        (11,578)
accrued expenses
    (Decrease) increase in accrued
retirement plan contributions           (1,103)         1,648
   (Decrease) in accrued income taxes   (1,085)         (389)
   Other                                   150            4,782
Net cash provided by operating          24,962           34,118
activities

Cash Flows From Investing Activities:
Additions to property, plant and        (42,227)        (28,464)
equipment
Acquisition of Tylan, net of cash            -          (159,158)
acquired
Proceeds from sale of equity            35,594            7,073
securities
Investment in intangibles               (3,453)         (6,541)
Net cash used by discontinued           (2,216)         (3,246)
operations
Net cash used in investing activities   (12,302)        (190,336)

Cash Flows From Financing Activities:
Issuance of treasury stock under stock   4,890            5,178
plans
Increase in short-term debt             20,771           79,583
Proceeds from issuance of long-term          -          197,950
debt
Payments on long-term debt                   -          (126,018)
Dividends paid                          (13,578)        (12,185)
Net cash provided by financing          12,083          144,508
activities

Effect of foreign exchange rates on
cash and short-term investments         (1,026)         (4,065)
Net increase (decrease) in cash and     23,717          (15,775)
short-term investments

Cash and short-term investments on      20,269            46,870
January 1
Cash and short-term investments on      $43,986         $31,095
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

2.   Inventories:  Inventories consisted of the following:

                  September 30,       December 31,
                      1998                1997

   Raw materials   $38,302             $42,518
   Work in          19,436              16,545
   process
   Finished         59,878              68,129
   goods
   Total           $117,616           $127,192


3. Property, Plant and Equipment: Accumulated depreciation on property, plant and equipment was $197,103 at September 30,1998, and $166,585 at December 31, 1997.

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

5.Legal Proceedings: On May 2, 1997, the Environmental Quality Board
  ("EQB") of Puerto Rico served an administrative order on Millipore Cidra, Inc., a wholly-owned subsidiary of the Company. The administrative order ("EQB order") alleged: (i) that the nitrocellulose filter membrane scrap produced by Millipore Cidra's manufacturing operations is a hazardous waste as defined in EQB regulations; (ii) that Millipore Cidra, Inc. failed to manage, transport and dispose of the nitrocellulose membrane scrap as a hazardous waste; and (iii) that such failure violated EQB regulations. The EQB order proposed penalties in the amount of $96,500 and ordered Millipore Cidra, Inc. to manage the nitrocellulose membrane scrap as a hazardous waste. The Company recorded a charge of $5,000 in the first quarter of 1998 reflecting its costs to settle this matter.

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










                                 -5-
                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (In thousands)

  The Company and Waters Corporation were engaged in an arbitration proceeding and a related litigation in the Superior Court,
  Middlesex, Massachusetts, both of which commenced in the second quarter of 1995 with respect to the amount of assets required to be transferred by the Company's Retirement Plan in connection with the Company's divestiture of its former Chromatography Division. In the second quarter of 1996, Waters filed a Complaint in the Federal District Court of Massachusetts alleging that the
  Company's operation of the Retirement Plan violated ERISA and certain sections of the Internal Revenue Code. Judgments in the Company's favor were handed down by both the Massachusetts Superior Court and the Federal District Court in May 1997 and July 1997, respectively. Waters appealed the federal court judgment, which was affirmed by the United States Court of Appeals for the First Circuit by opinion dated April 3, 1998. On June 2, 1998, the Company transferred $2,439 (including interest through the date of transfer) from its Retirement Plan to the Waters Retirement Plan as provided by the amended and restated Purchase and Sale Agreement. In order to fund the transfer, in the second quarter of 1998 the Company made a contribution of $2,255 to its Retirement Plan in accordance with ERISA funding requirements.

6. Restructuring Charges and Provision for Excess Inventory: In the second quarter of 1998, the Company announced a restructuring program which was undertaken to improve the competitive position of the Company by streamlining worldwide operations and reducing the overall cost structure. The program includes the consolidation of certain manufacturing operations, realignment of various international subsidiary organizations to focus on operating business units and discontinuance of non-strategic product lines. In the third quarter of 1998, the Company recorded an expense associated with these activities of $42,816 ($29,115 after tax) including a restructuring charge of $33,641 and a $9,175 charge against cost of sales for
  inventory   and   fixed  asset  write-offs  associated   with   the
  rationalization of its product offering and elimination of non-strategic business lines. The $33,641 restructuring charge included $18,290 of employee severance costs, $13,302 write-down of real and intangible assets to net realizable value and $2,049 of contract termination costs. The restructuring initiatives combined with the consolidation of the Company's microelectronics plants will result in the elimination of 620 positions worldwide and will be substantially completed by the end of 1998 with the remainder completed in 1999.

  The Company also recorded an incremental provision for excess and obsolete inventory of $6,000 during the third quarter in response to adverse changes in demand attributable to recessionary conditions in Asia and the slowdown in semiconductor industry.

7. Loss on Discontinued Operations: In August 1994 the Company sold it's Waters Chromatography Division and, in a separate transaction, sold certain assets of its non-membrane bioscience business. At that time the Company recorded a $40,000 reserve in connection with these transactions representing the estimate of costs to abandon facilities, terminate employees, transfer employee benefit obligations and to provide ongoing administrative and contract support services.

  During the third quarter of 1998 the Company completed its accounting for these divestitures which resulted in the recording of  a  $7,542 ($5,847 net of income taxes) loss on the disposal  of
  discontinued   operations.   This   charge   reflects   the   final
  determination of the value of the remaining assets and  liabilities
  associated  with  these divested operations.   At  this  point  the
  Company has fulfilled all of its past and current responsibilities under these transitional service agreements and resolved all remaining questions relating to these transactions.

8.Gain  on  Sale  of Equity Securities: In partial consideration  for the sale of its non-membrane bioscience instrument division in 1994, the Company received four thousand shares of preferred stock
  of  PerSeptive  Biosystems,  Inc.  ("PerSeptive").   The  preferred
  stock was redeemable in four equal annual installments of $10,000, commencing in August 1995, in the equivalent value as of each redemption date of common stock, $0.01 par value of PerSeptive. Effective January 22, 1998, PerSeptive completed a merger with
  The Perkin-Elmer Corporation ("Perkin-Elmer") and became a wholly-owned subsidiary of Perkin-Elmer. Pursuant to this merger all of the Company's remaining holdings in PerSeptive, which consisted of 2,213,357 shares of common stock and one thousand shares of preferred stock were converted into 586,541 shares of Perkin-Elmer common stock. In the first quarter of 1998, the Company sold all 586,541 shares of its Perkin-Elmer common stock and recognized a net gain of $32,500. The Company also sold all of its common shares of Glyko Biomedical in the first quarter of 1998 and recognized a gain of $3,100.
                                 -6-

                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (In thousands)

9. Basic and Diluted Earnings Per Share: The following table sets forth the computation of basic and diluted earnings per share. For the three months ended September 30, 1998 and the nine months ended September 30, 1997, the dilutive securities for stock options were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                  1998       1997         1998       1997
  Numerator:
  Net (loss)/income             $(42,267)  $21,203     $(4,024)   $(60,178)

  Denominator:
  For   basic   earnings   per
  share:
       Weighted average shares   43,891     43,565       43,814     43,492
  outstanding

  Effect      of      dilutive      -        863         465          -
  securities-stock options

  For   diluted  earnings  per
  share:
       Weighted average shares  43,891     44,428      44,279     43,492
  outstanding

  Net (loss)/income per share:
       Basic                    $(0.96)    $0.49       $(0.09)    $(1.38)
       Diluted                  $(0.96)    $0.48       $(0.09)    $(1.38)

10. New Accounting Pronouncements: The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. The Company has elected to disclose this information in its statement of stockholders' equity. For the three months and nine months ended September 30, 1998 and 1997, total comprehensive (loss)/income, was comprised of the following:

                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                  1998       1997         1998       1997
  Net (loss)/income             $(42,267)  $21,203     $(4,024)   $(60,178)

  Foreign currency translation  9,372      (8,323)     4,712      (19,827)

  Unrealized holding
  (loss)/gain on equity         (387)      10,061      (18,575)   7,337
  securities arising during
  period, net of tax

  Total comprehensive           $(33,282)  $22,941     $(17,887)  $(72,668)
  (loss)/income







                                 -7-
                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (In thousands)

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

  In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 establishes new increased requirements for disclosure of a Company's pensions and other postretirement benefit obligations. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, but may be adopted earlier. The Company will adopt the increased disclosure requirements of SFAS No. 132 in the fourth quarter ended December 31, 1998.

  In March 1998, Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on applying generally accepted accounting principles in addressing whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998, however, earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998 and the impact of such adoption was not material to the results of operations or cash flows for the period ended September 30, 1998.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2000 for the Company. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity and results of operations.

















                                 -8-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (In thousands)


Forward Looking Statements
The following discussion and analysis includes certain forward-looking statements which are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, without limitation; foreign exchange rates; increased regulatory concerns on the part of the biopharmaceutical industry; further consolidation of drug manufacturers; competitive factors such as new membrane technology, and/or a new method of chip manufacture which relies less heavily on purified chemicals and gases; availability of component products on a timely basis; inventory risks due to shifts in market demand; change in product mix; conditions in the economy in general, including uncertainties in selected Asian economies, and in the microelectronics manufacturing market in particular; the difficulty in integrating acquired companies; failure to realize the savings contemplated by certain restructuring activities; potential environmental liabilities; the inability to utilize technology in current or planned products due to overriding rights by third parties, and the risk factors and uncertainties described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Results of Operations
Consolidated net sales for the third quarter of 1998 were $159,181, a decrease of 14% from sales for the same period last year. Revenues decreased 10% as measured in local currency terms for the third quarter of 1998. The Company reported a loss of $0.96 per share for the third quarter compared to a profit of $0.48 per share for the same period last year. The loss for the third quarter of 1998 includes unusual expenses totaling $56,358 ($39,702 after tax). Excluding these expenses which are detailed below, and a gain on sale of equity securities reported in the same period of the prior year, the Company would have reported a loss from continuing operations of $0.06 per share in the third quarter versus a gain of $0.39 per share for the same period last year.

   Summary of Unusual Expenses:                   Three Months Ended
                                                     September 30,
                                                    1998      1997
   Cost of sales
   Write-off   of  inventory  and  manufacturing  $9,175    $    -
   equipment
   Provision for excess and obsolete inventory    6,000          -
   Decrease in gross margin                      (15,175)       -

   Operating expenses
   Restructuring charges                          33,641         -
   Gain on sale of equity securities              -         5,304

   (Loss) income from continuing  operations     (48,816)   5,304
   before income taxes

   Tax (benefit) provision                       (14,961)  1,114

   Net (loss) income from continuing operations  (33,855)  4,190


   Net loss on disposal    of    discontinued      5,847          -
   operations($7,542 before taxes)

   Net (loss) income                            $(39,702) $4,190

   Net (loss) income per share                   $(0.90)  $ 0.09




                                 -9-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (In thousands)


The following table summarizes revenue growth by market and geography in the third quarter of 1998 as compared to the third quarter of 1997 (in millions):

                                                      %
                                           %      Increase/
                     September 30,     Increase/  (Decrease)
                     1998      1997    (Decrease)   Local
                                                   Currency

   Microelectronics    $ 35      $ 66      (47%)      (42%)
   Mfg.
   BioPharmaceutical     55        49       12%        15%
   Mfg.
   Analytical            69        70       (1%)        3%
   Laboratory

       Total           $ 159      $185      (14%)      (10%)


   Americas            $ 68      $ 79      (14%)      (13%)
   Europe                54        50         8%         7%
   Asia/Pacific          37        56       (34%)      (21%)

       Total          $ 159      $185      (14%)      (10%)


Sales to microelectronics customers, in local currency, decreased 42%
in  the third quarter of 1998 compared to the third quarter of  1997.
The Company continued to be negatively impacted by the semiconductor industry downturn and the ongoing economic difficulties in Asian
markets.   The  softness  in  demand from Asian  customers  continues unabated and is expected to remain at current levels through at least the fourth quarter of 1998. The sale of Millipore's microelectronics products is equally dependent on both semiconductor manufacturing capacity utilization and the purchase of new equipment. The outlook for the semiconductor industry is uncertain. On the one hand, recent industry reports suggest an increase in demand for semiconductors. On the other hand, the demand for semiconductor manufacturing equipment continues its negative trend. Accordingly the Company expects to report significantly negative quarter on quarter growth comparison for microelectronics products for the fourth quarter of 1998.

Sales to the BioPharmaceutical sector, in local currency, increased 15% in the third quarter of 1998 as compared to the third quarter of
1997.   This result is the combination of a 21% increase in the sales to  pharmaceutical and biotech customers offset by a 16% decrease  in
sales  to  food  and beverage customers primarily in Asia.   For  the
remaining three months of 1998, continued quarter on quarter growth in the BioPharmaceutical sector is anticipated.

In the third quarter of 1998 as compared to the third quarter of 1997, sales growth in the Analytical Laboratory business was 3%, in local currency, reflecting a 5% growth rate in North America and Europe offset by a 3% decline in Japan. Similar growth trends are expected in the fourth quarter.

In the third quarter of 1998 as compared to the third quarter of 1997, the U.S. dollar strengthened against most European and Asian currencies. Since the end of the third quarter of 1998, the U.S. dollar has weakened against most European and Asian currencies. If foreign exchange rates remain at October 30, 1998 levels, then expected fourth quarter sales growth in dollars would be approximately 2 percentage points higher than local currency growth rates reported in the fourth quarter of 1997. Projected full year 1998 reported sales growth rates are anticipated to be approximately 3 percentage points lower than local currency growth rates.




                                -10-

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (In thousands)

In the second quarter of 1998, the Company announced a restructuring program to improve the competitive position of the Company by streamlining worldwide operations and reducing the overall cost structure. The program includes the consolidation of manufacturing operations, the realignment of various international subsidiary organizations to focus on operating business units and the discontinuance of non-strategic product lines.

Key initiatives include:
1. Discontinue non-strategic product lines and consolidate certain manufacturing operations thus eliminating duplicate manufacturing processes and improve the product line focus.
2. Realign European country organizational structure to focus on operating business units and establish regional transaction service centers.
3. Reduce administrative and management costs in Asia to reflect the downturn in the Asian economies.
4.     Renegotiate   marketing,  research  and   vendor   contractual
  agreements.
5. Streamline the supply chain management function and consolidate vendors resulting in cost savings and better customer response.

In  the  third  quarter  of  1998, the Company  recorded  an  expense associated with these activities of $42,816 ($29,115 after tax) including a restructuring charge of $33,641 and a $9,175 charge against cost of sales for inventory and fixed asset write-offs associated with the rationalization of its product offering and elimination of non-strategic business lines. The $33,641 restructuring charge included $18,290 of employee severance costs, $13,302 write-down of real and intangible assets to net realizable value and $2,049 of contract termination costs.

The restructuring initiatives combined with the consolidation of the Company's microelectronics plants will result in the elimination of 620 positions worldwide and will be substantially completed by the end of 1998 with the remainder completed in 1999. When fully implemented these collective actions, are expected to yield annual savings of $38,000.

The Company also recorded an incremental provision for excess and obsolete inventory of $6,000 during the third quarter in response to adverse changes in demand attributable to recessionary conditions in Asia and the slowdown in semiconductor industry.

Gross profit margins in the third quarter of 1998 were 36% of sales compared to 55% of sales in the third quarter of 1997. Gross profit margins in the third quarter of 1998 were 46% of sales excluding the effect of a $9,175 charge for the write-off of inventory and manufacturing equipment associated with product line rationalization
activities and  a  provision  of  $6,000  for  excess   and   obsolete
inventory.    Gross margin percentages were lower than those  in  the
same  period last year reflecting the impact of significantly reduced
volumes  in  the  Company's  microelectronics  manufacturing   plants
combined   with   duplicative  manufacturing  costs  resulting   from
concurrent operations at three existing plants located in California and Texas and operations at the new manufacturing facility in Allen, Texas. The redundant facilities were closed in September 1998 and their operations consolidated into the new Allen, Texas facility. The Company expects gross margin percentages in the fourth quarter of 1998 to approximate those reported in the second quarter of 1998.

Total operating expenses increased 41% from total operating expenses for the third quarter of 1997 due to restructuring charges of $33,641 recorded in the third quarter of 1998. Excluding the restructuring charges, total operating expenses decreased 5% from operating expenses for the third quarter of 1997 primarily due to decreases in selling, general and administrative expenses attributable to cost containment programs and the U.S. dollar strengthening against European and Asian currencies, as well as a decrease in research and development spending.

Net interest expense in the third quarter of 1998 was lower than the third quarter of 1997 due primarily to lower interest rates. The Company expects that interest expense in the fourth quarter and for the year ended 1998 will be slightly lower than 1997 due primarily to lower interest rates.



                                -11-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (In thousands)

The effective income tax rate for the third quarter of 1998 including the restructuring program was 30%. Excluding the effect of the restructuring program, the effective income tax rate was 21%. The effective income tax rate for the full year of 1997 was 21.0%. The Company expects to sustain the 21.0% tax rate for the remainder of 1998.

Third quarter net loss included an additional after-tax charge of $5,847 related to previously discontinued operations. In 1994 the Company sold it's Waters Chromatography Division and, in a separate transaction, sold certain assets of its non-membrane bioscience business. This charge reflects the final determination of the value of the remaining assets and liabilities associated with these divested operations. The accounting for these transactions is now complete.

A substantial portion of the Company's business is conducted outside of the United States through its foreign subsidiaries. This exposes the Company to risks associated with foreign currency rate fluctuations, which can impact the Company's revenue and net income. The Company had entered into foreign currency option contracts to sell yen, on a continuing basis in amounts and timing consistent with the underlying currency exposure so that the gains or losses on these transactions partially offset the realized foreign exchange gains or losses on the underlying exposure. The gains or losses resulting from these transactions are recorded in cost of sales. In the third quarter of 1998, a gain of $402 was realized on the Company's foreign exchange contracts compared to a gain of $1,005 in the third quarter of 1997. As of September 30, 1998, the Company has only forward option contracts to sell yen. In the event of a significant strengthening of the U.S. dollar against the yen, the exercise of these forward options will partially mitigate losses incurred by the Company on the underlying currency exposure. The Company is exposed to a number of external market risks including changes in foreign currency exchange and interest rates. Foreign currency exchange risks are managed on a global basis netting exposures to take advantage of natural offsets and cross currency flows. The Company has a net equity exposure to the Japanese Yen which has been effectively hedged through debt swap agreements covering both principal and interest. Pursuant to these agreements $110,000 of debt with a weighted average fixed interest rate of 6.7 % was swapped for an equivalent value of Yen debt with a weighted average fixed interest rate of 3.6%. The maturities of the swap agreements match those of the underlying debt. The financial impact of these hedging instruments is offset by changes in exposure of the underlying net assets being hedged. The Company does not enter into derivative financial instruments for trading purposes.



Euro
On January 1, 1999, several member countries of the European Union will establish fixed conversion rates between their existing sovereign currencies, and adopt the Euro as their new common legal currency. As of that date, the Euro will trade on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002.

The Euro conversion may affect cross-border competition by creating greater cross-border price transparency. The Company is assessing its pricing/marketing strategy in order to ensure that it remains competitive in a broader European market. The Company is also assessing its information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies, and reviewing whether certain existing contracts will need to be modified. The currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. Final accounting, tax and governmental legal and regulatory guidance is not available. The Company is evaluating issues involving introduction of the Euro. Based on current information and current assessments, the Company does not expect that the Euro conversion will have a material adverse effect on its business or financial condition.






                                -12-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (In thousands)


Year 2000
The Company is aware of the "Year 2000" issue that will affect certain products and systems that were not properly designed to handle the transition between the twentieth and twenty-first centuries. The Company has recognized the need to ensure that its business operations will not be adversely impacted by the Year 2000. Accordingly, the Company has authorized an internal team to assess the Company's Year 2000 readiness and to determine the steps necessary to address its Year 2000 issues. Among the areas that have been or are being assessed are the Company's internal software systems, its manufacturing equipment, its facilities and its products. In addition, the team has begun the assessment of the Year 2000 readiness of the Company's key suppliers and financial institutions.

As part of the assessment of its Year 2000 readiness, the Company has identified and is testing its key internal information systems as well as its facilities, manufacturing and other key systems for Year 2000 compliance, and the Company expects to complete testing by
December 1998. By mid-1999, the Company expects to complete implementation of all modifications or replacements necessary to make all key systems Year 2000 compliant.

The Company has nearly completed its testing of the Year 2000 compliance of its products. A large majority of the Company's products do not present Year 2000 compliance issues, and for those products that do present issues the Company has communicated with its customers regarding appropriate solutions.

In addition to testing of the Company's internal systems and its products, the Company has begun implementing its plan of communication with its suppliers and financial institutions regarding their Year 2000 readiness and the Year 2000 compliance of the products and services that they provide to the Company. The Company expects to identify any important Year 2000 readiness issues of its key supply-chain partners by the end of 1998, and to develop contingency plans where reasonably possible for dealing with risks raised by such non-readiness on or before March 1999.

The Company currently estimates that the total costs that will be incurred in its Year 2000 assessment and remediation program will be in the range of $1,000 to $3,000, of which approximately $500 has been incurred through September 30, 1998. Incremental spending has not been and is not expected to be material because most Year 2000 readiness costs will be met with amounts that are normally budgeted for procurement and maintenance of the Company's information systems and infrastructure. The redirection of spending to the implementation of its Year 2000 readiness program may in some instances delay productivity improvements.

The Year 2000 presents a number of risks and uncertainties that could affect the Company notwithstanding the successful implementation of its Year 2000 readiness program. Those risks and uncertainties
include,   but   are  not  limited  to,  failure  of   utilities   or
transportation systems, competition for personnel skilled in remediation of Year 2000 issues, and the nature of government responses to the Year 2000.

Though the Company continues to believe that the Year 2000 will not have a material impact on its business, financial condition or results of operations, the occurrence of any of the above risks or uncertainties or the failure to successfully implement the Company's Year 2000 readiness program could result in such a material impact.



Capital Resources And Liquidity
Cash generated by operations in the first nine months of 1998 was $24,962 compared to $34,118 in the first nine months of 1997. During the first nine months of 1998, cash expenditures amounting to $21,044 were charged against restructuring reserves established during 1997; $11,101 of employee costs, $5,777 of contract termination costs, and $4,166 of other integration expenses.






                                -13-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (In thousands)

Cash generated by the Company during the first nine months of 1998 was used to invest in property, plant and equipment, and pay dividends. Property, plant and equipment expenditures for the first nine months of  1998  exceeded  those  for the same period  in  1997  by  $13,763
primarily   due  to  $18,715 spent  for  the  construction   of   the new
manufacturing  facility  in Allen, Texas.  The  total  cost  of  this
facility   will  be  approximately  $28,000.   The  Company   expects
property, plant and equipment expenditures to increase over the remainder of 1998 as it completes this facility and expands its Cork, Ireland operation.

In May 1998, the Company reduced the maximum funds available under the unsecured revolving credit agreement, dated as of January 22, 1997, as amended, (the "Credit Agreement") from $350,000 to $250,000.

The Company's financial results for the fiscal period ended September
30, 1998 made it necessary for the Company to renegotiate certain financial covenants relating to operating cash flow and interest coverage under Credit Agreement,and under the $100,000 6.88% note due in 2004. Pursuant to this renegotiation, the lenders involved waived defaults under those covenants and accepted less restrictive operating cash flow and interest coverage covenants for the near term. The
Company agreed to an additional minimum earnings covenant, the payment of amendment fees totaling approximately $700, and to increases in both the interest rate and the facility fees thereunder. Interest is payable under the Credit Agreement at a floating U.S. dollar deposit rate, defined as LIBOR, plus a margin. The Company agreed to an increase in this margin from a range of .18% to .65% to a range of .23% to 1.125%. The Company also agreed to an increase in the facility fee under the Credit Agreement from a rate ranging from .1% to .25% to a rate ranging from .125% to .375%. The interest rate under the $100,000 note due 2004 will also increase from 6.88% to 7.23% as of November 2, 1998 unless the Company either pays down the outstanding principal on that note to $50,000 or pays an amendment fee of $1,500 prior to November 30, 1998.

On November 10, 1998 Moody's Investor Services announced that it was downgrading the Company's debt rating to Ba2 from Baa3; a rating which Moody's characterizes as below "investment grade". The Company expects that this development may make it more difficult for the Company to access money markets should it become necessary to do so.



























                                -14-
Part II - Other Information


Item 5.      Other Information
The deadline for receipt of timely notice of stockholder proposals for submission to the Millipore 1999 Annual Meeting of Stockholders without inclusion in Millipore's 1999 Proxy Statement is February 3, 1999. Unless such notice is received by Millipore at 80 Ashby Road, Bedford, Massachusetts 01730, Attention Jeffrey Rudin, Vice President and General Counsel, on or before the foregoing date, proxies with respect to such meeting will confer discretionary voting authority with respect to any such matter.

Item 6.  Exhibits and Reports on Form 8-K

a.Exhibit 27     Financial Data Schedule for the nine months ended
  September 30, 1998



















                                -15-
                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Millipore Corporation
                              Registrant



November 13, 1998             /s/ Kathleen B. Allen
Date                          Kathleen B. Allen
                              Chief Accounting Officer



                                -16-