Form 10-K
period 1998-12-31
MILLIPORE CORP
filed 1999-03-18
CIK 66479

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the fiscal year ended December 31, 1998
                                      or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from       to

                         Commission file number 0-1052

                             MILLIPORE CORPORATION
            (Exact name of registrant as specified in its charter)

           Massachusetts                              04-2170233
   (State or Other Jurisdiction                    (I.R.S. Employer
                of                                Identification No.)
  Incorporation or Organization)

    80 Ashby Road, Bedford, MA                           01730
       (Address of principal                          (Zip Code)
        executive offices)

                                (781) 533-6000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

          Title of Class                   Name of each exchange on which
   Common Stock, $1.00 Par Value                     registered
                                            New York Stock Exchange, Inc.

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  [X]   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [_]

  As of February 26, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $1,048,190,000 based on the closing price on that date on the New York Stock Exchange.

  As of February 26, 1999, 44,074,626 shares of the registrant's Common Stock were outstanding.

                      Documents Incorporated by Reference


             Document                        Incorporated into Form 10-K
    Definitive Proxy Statement,                       Part III
       dated March 19, 1999

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

 The Company

  Millipore Corporation was incorporated under the laws of Massachusetts on May 3, 1954. Millipore is a market leader in the field of separations technology and develops, manufactures and sells products which are used primarily for the analysis, identification, monitoring and purification of liquids and gasses. In addition, Millipore sells products to control critical aspects of the manufacturing process for integrated circuits (semiconductors). Millipore's separations products are based on a variety of membrane and other technologies that effect separations through physical and chemical methods and are applied primarily to biological and environmental laboratory research and testing, to pharmaceutical and food and beverage research, manufacturing and quality control and to the purification and control of process liquids and gasses for integrated circuit ("IC") manufacturing operations. Millipore's IC process control products use electro-mechanical, pressure differential and related technologies to permit IC manufacturers to monitor and control the flow and condition of process gasses used in the IC fabrication process. Millipore is an integrated multinational manufacturer of these products. Millipore's role as a market leader has been recognized by independent surveys of filtration markets. Unless the context otherwise requires, the terms "Millipore" or the "Company" mean Millipore Corporation and its subsidiaries.

 Information About Operating Segments

  Millipore operates in two business segments: Biopharmaceutical & Research and Microelectronics. Millipore has traditionally organized its business and management structures around the markets and customers which it serves. The Biopharmaceutical & Research segment includes products and services sold to pharmaceutical companies, biotechnology companies, food and beverage companies, university and government laboratories and research institutes; the Microelectronics segment includes products and services sold to semiconductor fabrication companies as well as OEM and material suppliers to those companies. While there is some overlap in the products sold to each business segment, the economic environments in which these two segments operate are distinct. The Biopharmaceutical and Research business segment is characterized by customer needs for reliability and consistency of standardized products used in validated production processes and for assured continuity and comparability of analytical results; this segment has demonstrated relatively stable patterns of revenue growth and profitability. While technical innovation is important to the Biopharmaceutical and Research business segment, the adoption of new technologies and products often requires that a lengthy validation process be completed prior to adoption. On the other hand, the Microelectronics business segment is characterized by rapid technological change and economic cycles with dramatic shifts in revenue growth and decline with corresponding impacts on profitability. During 1998 approximately 74% of Millipore's net sales were made to customers in the Biopharmaceutical & Research segment and approximately 26% to customers in the Microelectronics segment. In addition, approximately 60% of Millipore's net sales were made to customers outside the United States. Industry and geographic segment information is discussed in Note Q to the Millipore Corporation Consolidated Financial Statements (the "Financial Statements") included in Item 8 below, which Note is hereby incorporated herein by reference.

 Products, Technologies and Applications

  Millipore sells more than 10,000 products. Most of the Company's products are listed in its catalogs and are sold as standard items, systems or devices. For special applications, the Company assembles custom products, usually based upon standard modules and components. In certain instances, the Company also designs and engineers process filtration systems and process chromatography systems to meet specific needs of the customer. The Company's products also include, in some cases, proprietary software designed to operate and/or integrate certain of its other products or systems (particularly membrane ultrafiltration and chromatography systems and gas monitoring equipment).

  Biopharmaceutical & Research Business Segment. The products that the Company sells to customers in the Biopharmaceutical & Research business segment include disc filters, OEM membranes, filter devices and ancillary equipment and supplies, filter-based test kits, laboratory water purification systems, cartridge filters and housings of various sizes and configurations, process liquid chromatography systems and process filtration systems.

  The principal separation technologies utilized by products sold to Biopharmaceutical & Research segment customers are based on membrane filters and on certain chemistries and resins as well as liquid chromatography. Membranes are used to filter either the wanted or the unwanted particulate, bacterial, molecular or viral entities from fluids. Some of the Company's newer membrane materials also use affinity, ion-exchange or electrical charge mechanisms to effect the desired separation. Membranes are incorporated into both microfiltration and ultrafiltration devices, cartridges and modules of different configurations to address a variety of customer fluid separation needs. The Company's laboratory water purification products combine membrane, resin and other separations technologies to provide ultrapure water for critical applications.

  Customers use the Company's products in the Biopharmaceutical & Research segment to gain knowledge about a molecule, compound or micro-organism by detecting, identifying and quantifying the relevant components of a fluid sample. In addition Millipore products are used for the purification of small and large volumes of critical fluids. The Company's products are also used by pharmaceutical manufacturing and research operations to isolate and purify specific components of fluid streams for analysis and to concentrate identified compounds for further processing. The Company's laboratory water purification products are used by customers to provide ultrapure water for critical laboratory analysis and for clinical testing.

  Microelectronics Business Segment. The products sold to customers in the Microelectronics business segment include polymeric cartridge filters and housings of various sizes, materials and configurations, metal filters, precision liquid dispense filtration pumps, resin based gas purifiers and gas monitors as well as mass flow controllers and pressure and vacuum control products.

  Membrane products sold to customers in the Microelectronics business segment are based on essentially the same the membrane technologies described above but with membranes and housings made from distinct polymers as required by the nature of the liquids being purified. Gas purification and monitoring products rely on resin based chemistries which react with process gasses to either remove contaminants or to monitor the purity of the process gas. In addition, the Company's IC process control products use thermal-dynamic, pressure differential and electromechanical technologies to create pressurized or vacuum environments to precisely measure and control the flow of IC process gases.

  The Company's separations products are used by Microelectronics customers in manufacturing operations to remove contaminants in a process liquid stream and to purify and precisely dispense process liquids during critical IC fabrication operations. The Company's products are also used in process gas applications to precisely monitor and control the purity of and rate at which process gases are introduced into the IC process chamber, the conditions in the chamber during processing and the rate at which the gas is evacuated from the IC process chamber.

 Customers and Markets

  Within each customer group served by Millipore, the Company focuses its sales efforts upon those segments where customers have specific requirements which can be satisfied by the Company's products.

  Biopharmaceutical & Research Business Segment. Major customer groups served by this business segment include pharmaceutical/biotechnology and food and beverage companies and government, university and private research and testing analytical laboratories. The Company's products are used by the pharmaceutical/biotechnology industry in sterilization, including virus reduction, and sterility testing of products such as antibiotics, vaccines, vitamins and protein solutions; concentration and fractionation of biological molecules such as vaccines and blood protein products; cell harvesting; isolation and purification of compounds from complex mixtures and the purification of water for laboratory use. The Company's membrane products also play an important role in the development of new drugs by offering customers a continuum of products capable of being scaled-up to match customer needs at different stages during the development process from laboratory research through full scale drug production. In addition, Millipore has developed and is developing products for biopharmaceutical applications in order to meet the purification requirements of the biotechnology industry. The Company also sells its analytical products, filter cartridges and laboratory water purification systems to chemical manufacturers and processors.

  The Food and Beverage Industry uses the Company's products for quality control and process applications principally to monitor for microbiological contamination; and to prevent spoilage by removal of bacteria and yeast from products such as wine, beer and bottled juices and water.

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

  Sales to the Biopharmaceutical & Research Business Segment accounted for approximately 74% of Millipore's 1998 consolidated sales and 65% of 1997 consolidated sales.

  Microelectronics Business Segment. Major customer groups served by this business segment include IC manufacturers and OEM manufacturers that sell a variety of equipment used in the manufacture of ICs to IC manufacturers. IC manufacturers use the Company's products to purify (by removing particles and unwanted contaminating molecules), deliver, control and monitor the liquids and gases used in the manufacturing processes of semiconductors and other microelectronics components. The Company's mass flow and pressure control products and precision liquid dispense filtration products are sold to OEM capital equipment suppliers to semiconductor manufacturers as well as directly to manufacturers of ICs. Sales to the Microelectronics business segment accounted for approximately 26% of Millipore's 1998 consolidated sales as contrasted with 35% of 1997 consolidated sales. As noted above, this business segment has experienced historic volatility, and the effect of such volatility has, in the past, affected Millipore's sales growth.

  While no single customer is material to the Company taken as a whole, the Microelectronics business segment does rely on a relatively narrow group of customers, some of whom purchase significant quantities of the Company's products.

 Sales and Marketing

  The Company sells its products to both business segments within the United States primarily to end users through its own direct sales force and, in the case of analytical products, to a limited extent through an independent distributor. The Company sells its products to both business segments in international markets through the sales forces of its subsidiaries and branches located in more than 30 major industrialized and developing countries as well as through independent distributors in other parts of the world. As of December 31, 1998, the Company's marketing, sales and service forces consisted of approximately 915 employees worldwide of which 819 were employed in the Biopharmaceutical and Research Business Segment and 96 were employed in the Microelectronics Business Segment.

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

  The Company believes that its technical support services are important to its marketing efforts. These services include assisting in defining the customer's needs, evaluating alternative solutions, designing a specific system to perform the desired separation; training users, and assisting customers in compliance with relevant government regulations. In addition, the Company maintains a network of service centers located in the United States and in key international markets to support its process gas measurement/control products as well as its laboratory water products.

 Research and Development

  In its role as a pioneer of membrane separations, Millipore has traditionally placed heavy emphasis on research and development. This emphasis has permitted Millipore to be the first company to introduce a number of major new enabling separations membranes and membrane devices (examples include: nitrocellulose microfiltration membrane in 1954, compact high purity laboratory water systems in 1972, membrane based syringe filter devices in 1973, membrane based filters for intravenous drug therapy in 1975, tangential flow filtration cassette devices in 1975, polyvinylidene fluoride membrane in 1978, continuous electro-deionization water purification systems in 1988, composite ultrafiltration membranes in 1989, composite microfiltration membranes for the removal of viruses from solution in 1991, melt-cast PFA membranes in 1990, ultra-high weight polythylene membrane in 1993, high flow high efficiency metal membrane for gas filtration in 1996 and non-dewetting PTFE membrane in 1997). Research and development activities include the extension and enhancement of existing separations technologies to respond to new applications, the development of new membranes, and the upgrading of membrane based systems to afford the user greater purification capabilities. Research and development efforts also identify new separations applications to which disposable separations devices would be responsive, and develop new configurations into which membrane and ion exchange separations media can be fabricated to efficiently respond to the applications identified. Instruments, hardware, and accessories are also developed to incorporate membranes, modules and devices into total separations systems. Research and development activities related to the Company's IC process control products focuses upon developments which will address the evolving needs of IC manufacturers and development of enabling technologies which will anticipate those needs. Introduction of new applications frequently requires considerable market development prior to the generation of revenues. Millipore performs most of its own research and development and does not provide material amounts of research services for others. Millipore's aggregate research and development expenses in 1998 and 1997 were $53,578,000 and $55,899,000, respectively. In 1996 Millipore's aggregate research and development expenses were $38,429,000, (excluding pre-acquisition amounts spent by Amicon and Tylan). For a discussion of research and development write-offs relating to the Amicon and Tylan acquisitions, see Note E to the Financial Statements, which Note is hereby incorporated herein by reference.

  In addition, the Company has followed a practice of supplementing its internal research and development efforts by licensing newly developed technology from unaffiliated third parties and/or acquired distribution rights with respect thereto, when it believes it is in its long term interests to do so.

  Millipore has been granted a number of patents and licenses and has other patent applications pending both in the United States and abroad. While these patents and licenses are viewed as valuable assets, Millipore's patent position is not of material importance to its operations. Millipore also owns a number of trademarks, the most significant being "Millipore."

 Competition

  The Company faces intense competition in all of its markets. The Company believes that its principal competitors in the Biopharmaceutical & Research business segment include Pall Corporation, Barnstead Thermolyne Corporation and Sartorius GmbH, and United States Filter Corporation. The principal competitors in the Microelectronics business segment are Pall Corporation, United States Filter Corporation, Aera and MKS Instruments. Certain of the Company's competitors are larger and have greater resources than the Company. However, the Company believes that, within the markets it serves, it offers a broader line of products, making use of a wider range of separations and IC process control technologies and addressing a broader range of applications than any single competitor.

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

 Other Information

  Since April of 1988, the Company has had in place a shareholder rights plan (the "Rights Plan") pursuant to which Millipore declared a dividend to its shareholders of the right to purchase (a "Right"), for each share of Millipore Common Stock owned, one additional share of Millipore Common Stock at a price of $80 for each share (giving effect to the 1995 two for one stock split). In April of 1998, the Rights Plan was amended and restated to, among other things, extend the expiration date until April 30, 2008, to increase the purchase price on the exercise of a Right to $200, to permit the Directors to exchange certain of the Rights for shares of Company Common Stock (on a 1 for 1 basis) under certain circumstances and to make certain other updating changes. The Rights Plan, as amended and restated, is designed to protect Millipore's shareholders from attempts by others to acquire Millipore on terms or by using tactics that could deny all shareholders the opportunity to realize the full value of their investment. The Rights will be exercisable only if a person or group of affiliated or associated persons acquires beneficial ownership of 20% or more of the outstanding shares of the Company Common Stock or commences a tender or exchange offer that would result in a person or group owning 20% or more of the outstanding Common Stock. In such event, or in the event that Millipore is subsequently acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the then current exercise price, shares of the common stock of the surviving company having a value equal to twice the exercise price.

  Millipore's products are made from a wide variety of raw materials which are generally available in quantity from alternate sources of supply; as a result, Millipore is not substantially dependent upon any single supplier.

  As of December 31, 1998, Millipore employed 4,289 persons worldwide, of whom 2,027 were employed in the United States and 2,173 were employed overseas.

 Executive Officers of Millipore

  The following is a list, as of March 1, 1999, of the Executive Officers of Millipore. All of the following individuals were elected to serve until the Directors Meeting next following the 1999 Annual Stockholders Meeting.

                                                                           First Elected
                                                                    ---------------------------
                                                                      An        To Present
          Name           Age                 Office                 Officer       Office
          ----           ---                 ------                 -------     ----------
C. William Zadel........  55 Chairman of the Board, President and    1996          1996
                              Chief Executive Officer of the
                              Corporation

Michael P. Carroll......  48 Vice President of the Corporation and   1992          1997
                              President of Millipore Asia, Ltd.              (As President of
                                                                            Millipore Asia Ltd.)

Douglas B. Jacoby.......  52 Vice President of the Corporation       1989          1989

John E. Lary............  52 Vice President of the Corporation       1994          1994

Francis J. Lunger.......  53 Vice President, Treasurer and Chief     1997          1997
                              Financial Officer of the Corporation

Joanna Nikka............  47 Vice President of the Corporation       1996          1996

Jeffrey Rudin...........  47 Vice President of the Corporation and   1996          1996
                              General Counsel

Hideo Takahashi.........  58 Vice President of the Corporation and   1996          1979
                              President of Nihon Millipore                     (As President
                                                                            of Nihon Millipore)

  Mr. Zadel was elected President, Chief Executive Officer and Chairman on February 20, 1996. Mr. Zadel had been, since 1986, President and Chief Executive Officer of Ciba Corning Diagnostics Corp., a company that develops, manufactures and sells medical diagnostic products. Prior to that he was Senior Vice President of Corning Glass Works' (now Corning Inc.) Americas Operations (1985) and Vice President of business development (1983). Mr. Zadel currently serves on the Boards of Directors of Kulicke and Soffa Industries, Inc. and Matritech, Inc. Mr. Zadel is Chairman of the Board of Directors of the Massachusetts High Technology Council (February 1999). He has also served as the Chairman of the Health Industry Manufacturers Association (1994-1995).

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

  Mr. Lunger was elected Vice President, Chief Financial Officer and Treasurer of Millipore upon joining the Company in June 1997. Mr. Lunger had been, since 1995, Senior Vice President and Chief Financial Officer of Oak Industries, Inc., a developer, manufacturer and supplier of components to the telecommunications industry. From 1994 until 1995, Mr. Lunger had been acting Chief Executive Officer and Chief Administrative Officer of Nashua Corporation, a conglomerate with diverse businesses ranging from office supplies to photo finishing. During the period 1983-1994, Mr. Lunger served in various business operations and financial management positions with Raychem Corporation, an international material science company serving the telecommunication, automotive, energy and defense markets, including Vice President and Group General Manager (1992-1994); Vice President and Assistant Sector General Manager (1991-1992) and Vice President, Finance (1988-1991).

  Ms. Nikka was elected Corporate Vice President for Human Resources in November 1996. Ms. Nikka was Vice President at Fidelity Investments from 1991 to November 1996. Prior to joining Fidelity in 1991, Ms. Nikka was Vice President of Human Resources at Symbolics, Inc.

  Mr. Rudin was elected Corporate Vice President and General Counsel in December 1996. Prior to joining Millipore, Mr. Rudin served Ciba Corning Diagnostics Corporation as Senior Vice President and General Counsel (since
1993) and as Vice President and General Counsel (1988-1993). Prior to that, Mr. Rudin was Assistant Division Counsel for the Pharmaceutical Division of Ciba-Geigy Corporation.

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

                                                                                   Business
                                                            Floor Space Land Area   Segment
        Location                      Facility                Sq. Ft.     Acres     Served
        --------                      --------              ----------- ---------  --------
Bedford, MA............. Executive Offices, research,         352,000       31    B&R; Micro.
                          membrane manufacturing &
                          warehouse

Danvers, MA............. Manufacturing and office              65,000       16        B&R

Jaffrey, NH............. Manufacturing, warehouse and         177,000       31    B&R; Micro.
                          office

Cidra, Puerto Rico...... Manufacturing, warehouse and         125,000       29        B&R
                          office

Molsheim, France........ Manufacturing, warehouse and         148,000       20        B&R
                          office

Cork, Ireland........... Manufacturing                         98,000       20        B&R

Yonezawa, Japan......... Manufacturing and warehouse          169,000        7    B&R; Micro.

--------
B&R= Biopharmaceutical & Research Business Segment.
Micro. = Microelectronics Business Segment.

  Millipore owns a total of approximately 1.25 million square feet of facilities worldwide which are used for office, research and development, manufacturing (including the manufacturing facilities listed above) and warehouse purposes. All of these facilities are owned in fee and are not subject to any material encumbrances.

  In addition to its owned properties, Millipore currently leases various manufacturing, sales, warehouse, and administrative facilities throughout the world. Such leases expire at different times through 2008. The aggregate area of rented space is approximately 960,000 square feet and cost was approximately $12,033,000 in 1998. The following leased facilities are the most significant:

    1. A lease of a 198,000 square foot building located on 13 acres in Allen, Texas (Dallas-Fort Worth vicinity). This lease expires in 2008 and provides for two 5 year extension options. This facility is used to support the Microelectronics business segment.

    2. A lease for premises abutting the Company's Bedford headquarters; this lease makes 75,000 square feet of building available to Millipore, provides for a term expiring in 2005 and contains rights of first refusal and options with respect to the purchase of the premises by Millipore and the sale of the premises to Millipore. This building supports both business segments.

    3. A lease of a 134,000 square foot building which is adjacent to the leased property referred to in preceding paragraph for a term ending in 2006, with renewal options for an aggregate of 20 years, as well as a purchase option. This building is used primarily to serve the Biopharmaceutical & Research business segment.

    4. A lease of a building of 130,000 square feet located in Burlington, Massachusetts, approximately 5 miles from Millipore's Bedford headquarters. This lease was amended during 1997 to, among other things, extend the initial term until February 2002 and to provide for a single 3-year extension option. This building supports both business segments.

  With the exception of the Allen lease described above, in the opinion of Millipore, no single lease is material to the Company's operations.

  Except for the facilities located in Allen, Texas, Cidra, Puerto Rico and Yonezawa, Japan, which currently operate at approximately 50%, 75% and 70%, respectively, of capacity, none of the above listed owned and leased major facilities are materially underutilized.

  Millipore is of the opinion that all the facilities owned or leased by it are well maintained, appropriately insured, in good operating condition and suitable for their present uses.

Item 3. Legal Proceedings.

  The Company currently is not a party to any material legal proceeding and the Company knows of no material legal proceeding contemplated by any governmental authority. However, as has been previously disclosed, Millipore has, in the past, been named as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA" or "Superfund") by the U.S. Environmental Protection Agency ("EPA") with respect to a "release" (as defined in Section 101 of CERCLA), at twelve sites to which chemical wastes generated by the manufacturing operations of Millipore or one of its divisions may have been sent. The Company has settled its liability pursuant to consent decrees releasing Millipore from further liability with respect to certain covered matters related to all of the Superfund sites at which the Company has been named a PRP. However, as is typical with consent decrees in such Superfund proceedings, EPA and the relevant state agencies reserved the right to maintain actions against the settling parties, including the Company, in the event certain actions occur or do not occur. In addition, during 1998 the Company was named as a PRP in a Massachusetts proceeding relating to two sites to which chemical wastes from one of the above Superfund sites were transshipped. The Company believes that the aggregate of any future remaining potential liabilities should not have a material adverse effect on the Company's financial condition. This belief is based on the following factors: (i) the number and size of financially solvent PRPs participating at each such Superfund site and each of the above state sites; (ii) the amount and type of wastes which were potentially disposed of at these sites; (iii) the late stage of the remedy and that a significant portion of the remedy cost has already been funded at each of the above Superfund sites; and (iv) the likely availability of contribution from other PRPs in the event that the Company were held jointly and severally liable for further remedial costs at any of these sites.

  In 1991 the Company brought suit against The Travelers Indemnity Company, Hartford Accident and Indemnity Company and Insurance Company of North America in U.S. District Court for the District of Massachusetts with respect to four of the Superfund sites and one other site at which the Company had been named a PRP, seeking recovery of the full costs of defending the actions at such sites, indemnification for its liability and damages for unfair and deceptive insurance practices. The case against Hartford Accident and Indemnity Company has been settled. The case against Insurance Company of North America is awaiting action on remand by the District Court after a successful appeal by the Company of a dismissal of the case. The appeal of the dismissal of the case against The Travelers Indemnity Company was unsuccessful.

Item 4. Submission of Matters to a Vote of Security Holders.

  This item is not applicable.

                                    PART II

Item 5. Market for Millipore's Common Stock, and Related Stockholder Matters.

  Millipore's Common Stock, $1.00 par value, is listed on the New York Stock Exchange and is traded under the symbol "MIL". The following table sets forth, for the indicated fiscal periods, the high and low sales prices of Millipore's Common Stock (as reported on the New York Stock Exchange Composite Tape) and the dividends declared (on a per share basis). As of February 26, 1999 there were approximately 3,230 shareholders of record.

                                    Range of Stock Prices    Dividends Declared
                                 --------------------------- -------------------
                                     1998          1997        1998      1997
                                 ------------- ------------- --------- ---------
                                  High   Low    High   Low
                                 ------ ------ ------ ------     (Per Share)
   First Quarter................ $38.44 $30.00 $45.63 $38.88 $    0.10 $    0.09
   Second Quarter............... $36.94 $26.82 $44.88 $37.25 $    0.11 $    0.10
   Third Quarter................ $27.50 $17.50 $51.88 $41.06 $    0.11 $    0.10
   Fourth Quarter............... $29.88 $17.25 $52.00 $33.50 $    0.11 $    0.10

Item 6. Selected Financial Data.

  The following selected consolidated financial data for Millipore are derived from the Company's Financial Statements and related notes thereto. The following selected consolidated financial data should be read in connection with and is qualified in its entirety by Millipore's Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-K report.

 Millipore Corporation--Five-year Summary of Operations

                            1998      1997(2)     1996        1995      1994
                          --------    --------  --------    --------  --------
                             (In thousands, except per share data)
Net sales...............  $699,307    $758,919  $618,735    $594,466  $497,252
Cost of sales...........   364,467     342,237   249,443     243,849   212,675
                          --------    --------  --------    --------  --------
 Gross profit...........   334,840     416,682   369,292     350,617   284,577
Selling, general and
 administrative
 expenses...............   236,521     245,585   202,140     195,026   159,591
Research and development
 expenses...............    53,578      55,899    38,429      36,515    34,327
Purchased research &
 development expense....       --      114,091    68,311(2)      --        --
Settlement of
 litigation.............    11,766(1)      --        --          --        --
Restructuring charge....    33,641(1)      --        --          --        --
                          --------    --------  --------    --------  --------
 Operating (loss)
  income................      (666)      1,107    60,412     119,076    90,659
Gain on sale of equity
 securities.............    35,594(1)    8,330     5,329         --        --
Other income (expense),
 net....................       --          --        --          --    (10,800)(3)
Interest income.........     3,090       2,937     2,780       1,682     4,091
Interest expense........   (29,474)    (30,484)  (11,498)    (10,623)   (7,035)
                          --------    --------  --------    --------  --------
 Income (loss) from
  continuing operations
  before income taxes...     8,544     (18,110)   57,023     110,135    76,915
(Benefit) provision for
 income taxes...........    (1,320)     20,674    13,401      24,781    17,306
                          --------    --------  --------    --------  --------
 Income (loss) from
  continuing
  operations............     9,864     (38,784)   43,622      85,354    59,609
Loss on disposal of
 discontinued
 operations.............     5,847(1)      --        --          --      3,400(4)
                          --------    --------  --------    --------  --------
Net Income (loss).......  $  4,017    $(38,784) $ 43,622    $ 85,354  $ 56,209
                          ========    ========  ========    ========  ========
Basic net income (loss)
 per share:
 Income (loss) from
  continuing
  operations............  $   0.22    $  (0.89) $   1.00    $   1.90  $   1.09
 Net income (loss) per
  share.................  $   0.09    $  (0.89) $   1.00    $   1.90  $   1.03
Diluted net income
 (loss) per share:
 Income (loss) from
  continuing
  operations............  $   0.22    $  (0.89) $   0.98    $   1.86  $   1.07
 Net income (loss) per
  share.................  $   0.09    $  (0.89) $   0.98    $   1.86  $   1.01
Cash dividends declared
 per share..............  $   0.43    $   0.39  $   0.35    $  0.315  $  0.295
Weighted average shares
 outstanding:
 Basic..................    43,864      43,527    43,602      44,985    54,726
 Diluted................    44,289      43,527    44,457      45,887    55,644
Financial Data
 Working capital........  $  6,071    $ 40,973  $ 95,512    $ 90,337  $100,649
 Total assets...........   762,440     772,806   682,892(2)  530,945   536,980
 Long-term debt.........   299,110     286,844   224,359(2)  105,272   109,327
 Shareholders' equity...  $136,908    $148,994  $217,605    $226,475  $221,277

--------
(1) See Note C on page F-9 below, Note D on page F-10 below and Note M on page F-17 below of the Notes to the Financial Statements.
(2) See Note E on page F-11 below of the Notes to the Financial Statements.
(3) The $10,800 reflects a litigation settlement which arose from the Company's sales of its Process Water Division in 1989.
(4) The $3,400 represents a loss on disposal of discontinued operations related to the sale of its Waters Chromatography Division and certain assets of its non-membrane bioscience business.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with Millipore's Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-K report.

                                 ACQUISITIONS

  On January 22, 1997, the Company completed its cash tender offer for all of the outstanding common shares of Tylan General, Inc. ("Tylan") for $16.00 per share. Tylan became a wholly owned subsidiary of the Company on January 27, 1997. The purchase price was $133.0 million, plus the assumption of Tylan's outstanding debt, net of cash, totaling $23.6 million. This acquisition was accounted for as a purchase and resulted in a write-off for purchased research and development of $114.1 million in the first quarter of 1997.

  On December 31, 1996, the Company acquired the net assets of the Amicon Separation Science Business of W.R. Grace & Co. ("Amicon") for a price of $129.3 million in cash, including transaction costs. This transaction was accounted for as a purchase and resulted in a write-off for purchased research and development of $68.3 million in the fourth quarter of 1996. As this transaction was completed on the last business day of 1996, the accompanying 1996 consolidated statement of income excludes all 1996 business activity conducted by Amicon.

                             RESULTS OF OPERATIONS

  The Company reported a profit of $0.09 per share for 1998 compared to a loss of $0.89 per share for 1997 and a profit of $0.98 for 1996. Excluding restructuring charges and unusual items, the Company would have reported diluted earnings per share from continuing operations of $0.60, $1.65 and $2.06 for 1998, 1997 and 1996, respectively.

 Restructuring Charges and Unusual Items

  In the second quarter of 1998, the Company announced a restructuring program to improve the competitive position of the Company by streamlining worldwide operations and reducing the overall cost structure. The restructuring program was initiated to bring operating costs in line with lower revenues resulting from the financial difficulties in Asian economies, the strong U.S. dollar and the continuation of the semiconductor industry slump.

  Key initiatives include:

    1. Discontinue non-strategic product lines, rationalize product offerings and consolidate certain manufacturing operations to eliminate duplicate manufacturing processes and improve product line focus.

    2. Realign European country organizational structure to focus on operating business units and establish a regional transaction service center.

    3. Reduce administrative and management infrastructure costs in Asia.

    4. Renegotiate marketing, research and vendor contractual agreements.

    5. Streamline the supply chain management function and consolidate vendors resulting in cost savings and better customer response.

  In the third quarter of 1998, the Company recorded an expense associated with these activities of $42.8 million ($29.1 million after tax) including a restructuring charge of $33.6 million and a $9.2 million charge against cost of sales for inventory and fixed asset write-offs associated with the rationalization of its product offering and elimination of non-strategic business lines. The $33.6 million restructuring charge included $18.3 million of employee severance costs, $9.5 million write-down to fair value of real and intangible assets associated with discontinued product lines, $3.8 million of lease cancellation costs and $2.0 million of contract termination costs. During 1998, approximately $5.6 million of restructuring costs, consisting primarily of severance, were paid and $18.5 million remains accrued and will be substantially paid in 1999 and with the remainder in future years. The major programs continuing into 1999 include the realignment of European operating units, establishment of the European regional transactional center, streamlining the supply chain management function, consolidating certain manufacturing operations and cancellation of leases.

  The restructuring initiatives combined with the consolidation of the Company's Microelectronics plants will result in the elimination of 620 positions worldwide. Notification to employees was completed in 1998, however a small number of these employees will continue in their existing positions through 1999 with their related salary costs charged to operations as incurred. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through the early part of 2000.

  When fully implemented the combination of the restructuring programs and the Microelectronics consolidation are expected to yield annual savings of $38.0 million. The savings will result in reduced wages, facility related costs, depreciation and amortization and will be primarily reflected as reductions in Cost of Sales. The savings began in 1998 but will not be fully realized until 1999.

  The Company also recorded an incremental provision for excess and obsolete inventory of $6.0 million during the third quarter of 1998 in response to adverse changes in demand attributable to declining business conditions in Asia and the slowdown in the semiconductor industry.

  See the discussion of Gross Margins, Gain on Sale of Equity Securities, Net Loss on Disposal of Discontinued Operations and Legal Proceedings below for additional information related to the other items on the following schedule.

  The summary of restructuring charges and unusual items is as follows:

Summary of Restructuring Charges and Unusual Items:

                                                       Year Ended December
                                                               31,
                                                      -----------------------
                                                       1998    1997     1996
                                                      ------  -------  ------
                                                      (In millions, except
                                                         per share data)
   Cost of sales
     Write-off of inventory and manufacturing
      equipment...................................... $  9.2  $   --   $  --
     Provision for excess and obsolete inventory.....    6.0      --      --
     Purchase accounting adjustment..................    --       5.0     --
                                                      ------  -------  ------
   Impact on gross margin............................  (15.2)    (5.0)    --
   Operating expenses
     Purchased research and development expenses.....    --     114.1    68.3
     Restructuring charges...........................   33.6      --      --
     Litigation settlements..........................   11.8      --      --
                                                      ------  -------  ------
   Loss from continuing operations before income
    taxes............................................  (60.6)  (119.1)  (68.3)
   Gain on sale of equity securities.................   35.6      8.3     5.3
                                                      ------  -------  ------
   Impact on loss from continuing operations before
    income taxes.....................................  (25.0)  (110.8)  (63.0)
   Tax impact of restructuring charges and unusual
    items............................................   (8.4)     1.2   (14.8)
                                                      ------  -------  ------
   Net loss from continuing operations...............  (16.6)  (112.0)  (48.2)
   Net loss on disposal of discontinued operations
    ($7.5 pre-tax)...................................    5.8      --      --
                                                      ------  -------  ------
   Net loss from restructuring charges and unusual
    items............................................ $(22.4) $(112.0) $(48.2)
                                                      ======  =======  ======
   Net loss per share from restructuring charges and
    unusual items.................................... $(0.51) $ (2.54) $(1.08)
                                                      ======  =======  ======

 Local Currency Results

  The following discussion of Net Sales, Gross Profit Margins and Operating Expenses includes reference to revenue, margins and expenses in "local currencies". For comparability of financial results, the foreign currency balances, in all periods presented, are translated at Millipore's 1998 budgeted exchange rates which differ from actual rates of exchange. This provides a clearer presentation of underlying trends in the Company's business, before the impact of foreign currency translation.

 Net Sales

  Consolidated net sales, measured in U.S. dollars, decreased 8 percent in 1998, compared to an increase of 23 percent in 1997, and an increase of 4 percent in 1996. The net sales decrease in 1998 compared to 1997 was primarily due to the continued downturn in the semiconductor industry, the ongoing economic difficulties in Asian markets and negative currency effects. The higher sales growth rate in 1997 compared to 1996 was primarily attributable to the acquisitions of Amicon and Tylan. Without these acquisitions, sales in 1997 declined by 1 percent from 1996 levels. Sales growth in 1997 was adversely impacted by a cyclical downturn in the semiconductor industry, unfavorable foreign currency exchange rate comparisons and certain other factors discussed below.

  Sales growth by business segment and geography, measured in local currencies and U.S. dollars, is summarized in the table below.

                              Sales Growth in Local           Sales Growth in U.S.
                                    Currencies                      Dollars
                            -----------------------------  ----------------------------
                                With          Without          With          Without
                            Acquisitions   Acquisitions    Acquisitions   Acquisitions
                            -------------- --------------  -------------- -------------
                             1998   1997    1997    1996    1998   1997    1997   1996
                            ------- ------ ------  ------  ------- ------ ------ ------
   Biopharmaceutical &
    Research...............     7 %   19%      7%     10%      5 %   12%    (0)%    6%
   Microelectronics........   (28)%   64%      4%      7%    (32)%   50%    (4)%    0%
                            ------- -----  ------  ------  ------- -----  ------ -----
    Consolidated...........    (5)%   32%      6%      9%     (8)%   23%    (1)%    4%
                            ------- -----  ------  ------  ------- -----  ------ -----
   Americas................    (9)%   48%      7%      7%     (9)%   48%     6 %    7%
   Europe..................     8 %   28%      8%      6%      7 %   15%    (3)%    4%
   Asia/Pacific............   (13)%   15%      3%     14%    (21)%    3%    (8)%    2%
                            ------- -----  ------  ------  ------- -----  ------ -----
    Consolidated...........    (5)%   32%      6%      9%     (8)%   23%    (1)%    4%
                            ------- -----  ------  ------  ------- -----  ------ -----

  Biopharmaceutical & Research sales, measured in local currencies, increased 7 percent in 1998 compared to 19 percent in 1997. The growth of the Biopharmaceutical & Research segment in 1998 reflects the combination of increased demand for consumable products and process equipment used in the production of sterile drugs and analytical and water filtration devices used in research laboratories. The growth in the Americas and Europe for this segment is attributable to an increase in the number of new drugs developed through synthetic and natural methods ("New Chemical Entities") approved and in production. This segment was adversely affected in Asia by a decrease in demand as a result of region-wide recessionary pressures.

  Excluding the impact of the Amicon acquisition, sales to the Biopharmaceutical & Research business segment grew 7 percent in 1997 in local currencies compared to growth of 10 percent in 1996. Sales of large protein processing systems in 1997 to biotechnology customers were level with those in 1996. In addition, sales to a beer-manufacturing customer in Japan were lower in 1997 as compared to 1996. These two factors, which were significant in boosting the 1996 overall segment growth rate, combined to depress the sales growth rate in 1997. New product introductions in 1997 and 1996, particularly for laboratory water and applied microbiology products, and new distribution alliances launched late in 1996 in the United States have enhanced sales growth in this market. Sales growth in 1997 was strongest in Europe and the Americas.

  Microelectronics segment sales growth measured in local currency declined 28 percent in 1998 compared to an increase of 64 percent for 1997. Sales growth for 1997 excluding the acquisition of Tylan was 4 percent.

The decrease in 1998 sales was directly attributable to the continuation of the semiconductor industry slump, which began in the middle of 1996. The reduction in Microelectronics segment revenues generated from the sale of equipment was adversely impacted in Asia and the Americas by a significant reduction in semiconductor plant construction. Sales of consumable gas and liquid purification devices declined to a lesser extent, consistent with lower worldwide semiconductor plant capacity utilization. The moderate segment growth of 4 percent before acquisitions in 1997 reflects the impact of the aforementioned semiconductor downturn coupled with the Asian financial difficulties which began late in that year.

  During 1998 and 1997 the U.S. dollar strengthened against most of the European and Asian currencies in which the Company transacts business. The net effect of this currency movement in 1998 was to increase the rate of the sales decline by 3 percentage points. In 1997 the stronger dollar decreased reported sales growth and sales growth excluding acquisitions by 9 percentage points and 7 percentage points, respectively. The U.S. dollar increased in value against the Japanese yen in 1996 with the net result of decreasing the reported sales growth by 5 percentage points. As a general matter, a stronger U.S. dollar will adversely affect the sales growth of both business segments to a similar degree. Price changes have not significantly affected the comparability of sales during the past three years.

 Gross Profit Margins

  Gross Profit Margins in local currencies were 48.0 percent in 1998, 53.1 percent in 1997, and 57.1 percent in 1996. Gross profit margins in 1998 were
50.1 percent excluding the effect of the $9.2 million charge for the write-off of inventory and manufacturing equipment associated with product line rationalization activities and a provision of $6.0 million for excess and obsolete inventory. Local currency gross profit margins in 1997 were 53.8 percent excluding the effect of an inventory write-up to net realizable value of $5.0 million related to acquisition accounting which in turn resulted in very low margins when this inventory was sold. Gross profit margin percentages, excluding these charges, were lower in 1998 than those in 1997 reflecting the impact of significantly reduced volumes in the Company's manufacturing plants serving the Microelectronics segment combined with duplicative manufacturing costs resulting from concurrent operations at three existing plants located in California and Texas and operations at the new manufacturing facility in Allen, Texas. The redundant facilities were closed in September 1998 and their operations consolidated into the Allen, Texas facility. The lower gross profit margin in 1997 is primarily a result of the impact from the acquired companies. The gross margin percentages of the acquired businesses, particularly Tylan, were less than those of the pre-existing Company's businesses.

 Operating Expenses

  Selling, general and administrative ("S,G&A") expenses in local currencies decreased 1 percent in 1998, and increased 29 percent in 1997. The decrease in 1998 is due to cost containment programs initiated as part of the restructuring activities. The increase in 1997 is due to incremental expenses associated with the acquired businesses. Despite the decrease in spending in 1998, the Company continued to invest in sales, service and marketing resources focused on maintaining or improving customer services, supporting the launch of new products and development of future sales initiatives aimed at improving the Company's competitive positions.

  Research and development expenses in local currencies decreased 4 percent in 1998, and increased 49 percent in 1997. The decrease in 1998 was primarily due to the elimination of research and development expenses for non-strategic product lines in the Microelectronics segment. The significant increase in 1997 was due to the addition of the acquired businesses.

  Litigation settlements totaling $11.8 million were recorded in the first quarter of 1998 and are described in "Legal Proceedings" below.

 Gain on Sale of Equity Securities

  Gain on sale of equity securities in 1998 primarily reflects the sale of the Company's holdings in PerSeptive Biosystems common shares. As of December 31, 1997 the Company held 2.2 million shares of PerSeptive

Biosystems common stock and 1,000 shares of PerSeptive Biosystems preferred stock. On January 22, 1998, PerSeptive merged with The Perkin-Elmer Corporation. Pursuant to the merger, all of the Company's holdings of common and preferred shares in PerSeptive were converted into 587,000 shares of Perkin-Elmer common stock. In the first quarter of 1998, the Company sold all of its shares of Perkin-Elmer stock for approximately $32.5 million in cash. The Company also sold all of its common shares of Glyko Biomedical Ltd. in the first quarter of 1998 and recognized a gain of $3.1 million.

  Gain on sale of equity securities in 1997 reflected the sale of a portion of the Company's holdings in PerSeptive Biosystems common shares.

  Gain on sale of equity securities in 1996 reflected the sale of a significant portion of the Company's stock holdings in a Japanese company. The Company sold these securities to fund a new headquarters and research and development facility in Japan. The cost of moving to this new facility was $2.0 million and was recorded in S,G&A expense.

 Net Interest Expense

  Net interest expense in 1998 was $1.2 million less than 1997, primarily as a result of a yen debt swap agreement entered into during December 1997. Net interest expense in 1997 was significantly higher than net interest expense in 1996 due to increased borrowings, which were used to acquire both Amicon and Tylan.

 Provision for Income Taxes

  The effective income tax rate from continuing operations in 1998, including the restructuring program, was a benefit of 15.4 percent. Excluding the effect of the restructuring program, the effective income tax rate was 21.0 percent. The Company's effective income tax rate in 1997, excluding the non-tax deductible write-off of purchased research and development associated with the Tylan acquisition, was 21.0 percent compared to 23.5 percent in 1996. The lower effective tax rate in 1997 as compared to 1996 reflected a higher proportion of income generated by low tax rate manufacturing sites.

 Net Loss on Disposal of Discontinued Operations

  Net loss on disposal of discontinued operations in 1998 included an additional after-tax charge of $5.8 million related to previously discontinued operations. In 1994 the Company sold it's Waters Chromatography Division and, in a separate transaction, sold certain assets of its non-membrane bioscience business. This charge reflects the final determination of the value of the remaining assets and liabilities associated with these divested operations. The accounting for these transactions is now complete.

 Earnings Per Share

  Earnings per share in 1998 were impacted by restructuring charges and several unusual items. Both 1997 and 1996 earnings per share included significant write-offs of purchased research and development associated with the Company's acquisition of Amicon and Tylan. The impact of these items is reflected in the above schedule of Restructuring Charges and Unusual Items.

  Additionally, earnings per share were adversely impacted by the comparatively stronger U.S. dollar, reducing earnings by $0.33 per share in 1998 as compared to 1997 and $0.26 per share in 1997 as compared to 1996.

                                  MARKET RISK

  The Company is exposed to market risks, which include changes in interest rates and changes in foreign currency exchange rates as measured both against the U.S. dollar and each other. The Company manages these market risks through its normal financing and operating activities and, when appropriate, through the use of derivative financial instruments. The Company does not enter into derivative financial instruments for speculative purposes.

 Foreign Exchange

  The Company derives approximately 60 percent of its revenues from customers outside of the United States. This business is transacted through the Company's network of international subsidiaries generally in the local currency. This exposes the Company to risks associated with changes in foreign currency that can impact revenues, net income and cash flow. Sourcing of product from international subsidiary plants and active management of cross border currency flows partially mitigates the impact of changes in foreign currency. However, the Company has significant exposure to changes in the Japanese yen that can not be mitigated through normal financing or operating activities. Accordingly, this risk is managed through the use of derivative financial instruments. The income and cash flow exposure is managed through the use of option contracts and the net equity exposure is hedged through the use of debt swap agreements.

  The Company enters into foreign currency option contracts to sell yen on a continuing basis in amounts and timing consistent with the underlying currency transactions. The gains on these transactions, if any, partially offset the realized foreign exchange losses on the underlying exposure. Gains, net of premium costs, of $2.2 million in 1998, $4.4 million in 1997 and $2.7 million in 1996 were realized from these contracts and were recorded in cost of sales. At December 31, 1998 the Company had open option contracts to sell yen aggregating $47.3 million. All open options expire within 15 months. Premiums to purchase foreign currency option contracts are amortized over the life of the contract. Unamortized premiums of $1.4 million were included in other current assets as of December 31, 1998.

  The Company's net equity exposure to the Japanese yen has been effectively hedged through debt swap agreements covering both principal and interest. Pursuant to these agreements $110,000 of debt with a weighted average fixed interest rate of 6.7 percent was swapped for an equivalent value of yen at a weighted average exchange rate of 114.6 yen to the dollar and a weighted average fixed interest rate of 3.6 percent. The swap agreements mature in 2003 and 2004.

  Although the Company mitigates its foreign currency exchange risk through the above activities, when the U.S. dollar strengthens against currencies in which the Company transacts its business, sales and net income will be adversely impacted.

 Credit Risk

  The Company is exposed to concentrations of credit risk in cash and cash equivalents, trade receivables and derivative financial instruments.

  Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. The amount placed with any one institution is limited by policy.

  Trade receivables credit risk exposure is limited due to the large number of customers and their dispersion across different industries and geographies.

  The Company is exposed to credit related risks associated with the potential nonperformance by counterparties to the debt swap agreements. The counterparties to these contracts are major financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and limits the amount of contracts it enters into with any one party.

                        CAPITAL RESOURCES AND LIQUIDITY

  Cash flow provided from operations was $51.5 million in 1998, $54.0 million in 1997 and $102.2 million in 1996. Reported cash flow from operations was reduced by $28.1 million in 1998 and $23.3 million in 1997 for costs associated with the 1998 restructuring activities and the integration of the Amicon and Tylan acquisitions. Excluding the restructuring and acquisition related expenditures, cash flow from operations was $79.6 million in 1998 and $77.3 million in 1997.

  The improvement in 1998 cash flow from operations over 1997, excluding the restructuring and acquisition related expenditures, is the result of a decrease in working capital offset by a significant decline in operating income before restructuring charges and unusual items. The favorable working capital comparisons were a combination of a decrease in accounts receivable balances, lower inventory levels and a reduction in other current assets. The improvement in receivables reflects the impact of the lower sales volume and improved collection experience. The improvement in inventory utilization was attributable to asset management initiatives launched in 1998 and reserve actions taken as part of the 1998 restructuring program. The reduction in other current assets reflects the sale of equity securities in 1998. The decline in operating income resulted from the downturn in the semiconductor industry, the financial difficulties in Asia and the strength of the U.S. dollar.

  The decrease in cash flow in 1997, excluding the expenditures related to the Amicon and Tylan acquisitions, compared to that of 1996 is attributable to higher levels of working capital and an increase in interest cost. Operating income before these acquisition related charges in 1997 was slightly less than that of 1996. The increase in working capital comparisons were a combination of increases in both accounts receivable balances and inventory levels as a result of the Tylan acquisition in January 1997 and an increase in other current assets. The increase in accounts receivable was attributable to significantly higher revenues in the fourth quarter of 1997 versus the comparable period of the prior year. The increase in fourth quarter 1997 revenues was principally attributable to the acquisition of Tylan in the first quarter of 1997. Inventory balances increased in anticipation of future demand from customers in the semiconductor market which failed to materialize. The increase in other current assets reflects the pending sale of equity securities in the first quarter of 1998. These securities had previously been recorded in other assets. The increase in interest expense in 1997 is directly related to borrowings used for the acquisition of Amicon and Tylan.

  During 1999 the Company expects to spend approximately $17.0 million in cash for costs accrued in connection with the restructuring program and for costs to complete the integration of Amicon and Tylan. This will be funded by cash flow from operating activities.

  Cash generated by the Company during 1998 was used to invest in property, plant and equipment, and to pay dividends. Property, plant and equipment expenditures for 1998 exceeded 1997 expenditures by $18.7 million primarily due to $10.0 million spent for the expansion of the Biopharmaceutical membrane manufacturing facility in Cork, Ireland and $24.4 million spent for the construction of the new Microelectronics manufacturing facility in Allen, Texas. The total cost of the Allen facility will be approximately $28.0 million. The Company expects capital expenditures for 1999 to be in the range of $40.0 to $45.0 million. Depreciation expense in 1999 is expected to be slightly higher than in 1998 as a result of the increased capital expenditures in 1998. The Company has no significant commitments for capital expenditures at December 31, 1998.

  In 1997, cash generated from operating activities, along with increased borrowings, was used for the acquisition of Tylan, the purchase of certain assets and technology of FAStar Ltd. and FAS Holding Company, and capital expenditures. In 1996 the Company used $58.4 million of cash from operations to purchase shares of its outstanding common stock. During 1997 and 1996 the Company continued to invest in capacity expansions and the upgrade of manufacturing facilities and in information technology systems and equipment.

  The net cash outflow of $2.2 million and $3.5 million in 1998 and 1997, respectively, for operations discontinued in 1994 were in line with the Company's expectations. At December 31, 1998, the Company had no significant remaining obligations related to these discontinued operations.

  In May 1998, the Company reduced the maximum funds available under its unsecured Revolving Credit Agreement, dated January 22, 1997, (the "Credit Agreement") from $350 million to $250 million.

  The Company's financial results for the quarter ended September 30, 1998 made it necessary for the Company to renegotiate certain financial covenants relating to operating cash flow and interest coverage under the Credit Agreement, and under the $100 million 6.88 percent note due in 2004 (the "2004 note"). Pursuant to this renegotiation, the lenders involved waived defaults under those covenants and accepted less restrictive operating cash flow and interest coverage covenants for 1999 and a portion of 2000. The Company agreed to an additional minimum earnings covenant, the payment of amendment fees totaling approximately $0.6 million, and to increases in both the interest rate and the facility fees thereunder. Interest is payable under the Credit Agreement at a floating U.S. dollar deposit rate, defined as LIBOR, plus a margin. The Company agreed to an increase in this margin from a range of 0.18 to 0.65 percent to a range of 0.23 to 1.125 percent. The Company also agreed to an increase in the facility fee under the Credit Agreement from a rate ranging from 0.10 to 0.25 percent to a rate ranging from 0.125 to 0.375 percent. The interest rate under the 2004 note also increased from 6.88 percent to 7.23 percent as of November 2, 1998.

  In November 1998 Moody's Investor Services downgraded the Company's debt rating to Ba2 from Baa3; a rating which Moody's characterizes as below "investment grade". Standard & Poors Corporation also downgraded the Company's debt rating from BBB- to BB+. The Company expects that this development may make it more difficult for the Company to access money markets should it become necessary to do so.

  The use of debt to finance the acquisitions of Amicon and Tylan substantially increased the Company's debt to equity ratio. In the first quarter of 1997, the Company successfully completed a public debt offering. Proceeds from the offering of $197.9 million were used to repay borrowings outstanding under the Credit Agreement.

  At December 31, 1998, the Company had additional borrowing capacity of $80.0 million under its Credit Agreement.

  The Company believes that its balances of cash and cash equivalents, funds available under the Credit Agreement and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over the next twelve to twenty-four months. However, given the Company's current debt ratings, if the Company should need to obtain additional borrowings, there can be no assurance that such borrowings could be obtained at favorable rates.

                                   DIVIDENDS

  The quarterly dividend was increased in the second quarter of 1998 from $0.10 to $0.11 per share. Dividends paid in 1998 were $18.4 million.

                                     EURO

  On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign "legacy" currencies, and adopted the Euro as their new common legal currency. As of that date, the Euro began trading on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002.

  The Euro conversion may affect cross-border competition by creating greater cross-border price transparency. The Company is assessing its pricing/marketing strategy in order to ensure that it remains competitive in a broader European market. The Company has assessed its information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies, and is reviewing whether certain existing customer pricing and vendor contracts will need to be modified. The currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. Final accounting, tax and governmental legal and regulatory guidance are not available. The Company is evaluating issues involving introduction of the Euro. The Company began processing customer orders and invoicing in Euro during the first week of January 1999. Based on current information and current assessments, the Company does not expect that the Euro conversion will have a material adverse effect on its business or financial condition.

                                   YEAR 2000

  The Company is aware of the "Year 2000" issue that will affect certain products and systems that were not designed to properly handle the transition between the twentieth and twenty-first centuries. The Company has recognized the need to ensure that its business operations will not be adversely impacted by the Year 2000. Accordingly, the Company has authorized an internal team to assess the Company's Year 2000 readiness and to determine the steps necessary to address its Year 2000 issues. Among the areas that have been or are being assessed are the Company's internal information systems, its manufacturing equipment, its facilities and its products. In addition, the team has begun the assessment of the Year 2000 readiness of the Company's key suppliers and financial institutions.

  As part of the assessment of its Year 2000 readiness, the Company has identified and substantially completed testing of its key internal information systems (which includes order entry, manufacturing and financial systems) as well as its facilities, manufacturing and other key systems for Year 2000 compliance. The testing to date has identified no significant issues. By mid-1999, the Company expects to complete implementation of all modifications or replacements necessary to make all key systems Year 2000 compliant.

  The Company has nearly completed its testing of the Year 2000 compliance of its products. A large majority of the Company's products do not present Year 2000 compliance issues, and for those products that do present issues the Company has communicated with its customers regarding appropriate solutions.

  In addition to testing of the Company's internal systems and its products, the Company has begun implementing its plan of communication with its suppliers and financial institutions regarding their Year 2000 readiness and the Year 2000 compliance of the products and services that they provide to the Company. As of December 31, 1998 the Company has not identified any important Year 2000 readiness issues of its key supply-chain partners. The Company expects to substantially complete its risk analysis and to develop contingency plans where reasonably possible for dealing with any risks raised by such non-readiness before July 1999.

  The Company currently estimates that the total costs that will be incurred in its Year 2000 assessment and remediation program will be in the range of $1.0 million to $3.0 million, of which approximately $0.5 million has been incurred through December 31, 1998. Incremental spending has not been and is not expected to be material because most Year 2000 readiness costs will be met with amounts that are normally budgeted for procurement and maintenance of the Company's information systems and infrastructure. However, the redirection of spending to the implementation of its Year 2000 readiness program may in some instances delay productivity improvements.

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

                               LEGAL PROCEEDINGS

  On May 2, 1997, the Environmental Quality Board ("EQB") of Puerto Rico served an administrative order on Millipore Cidra, Inc., a wholly-owned subsidiary of the Company. The administrative order ("EQB order") alleged: (i) that the nitrocellulose filter membrane scrap produced by Millipore Cidra's manufacturing operations is a hazardous waste as defined in EQB regulations;
(ii) that Millipore Cidra, Inc. failed to manage, transport and dispose of the nitrocellulose membrane scrap as a hazardous waste; and (iii) that such failure violated EQB regulations. The EQB order proposed penalties in the amount of $96.5 million and ordered Millipore Cidra, Inc. to manage the nitrocellulose membrane scrap as a hazardous waste. The Company recorded a charge of $5.0 million in the first quarter of 1998 reflecting its costs to settle this matter.

  The Company also recorded a charge of $3.1 million in the first quarter of 1998 reflecting its costs to settle a separate lawsuit with an intervening party in the EQB administrative case described above.

  The Company recorded a charge of $3.7 million in the first quarter of 1998 to settle a patent lawsuit with Mott Metallurgical Corporation. In the lawsuit, each party claimed infringement of one of its patents by the other. As part of the settlement, the parties agreed to cross license the two patents at issue.

  The Company and Waters Corporation were engaged in an arbitration proceeding and a related litigation in the Superior Court, Middlesex, Massachusetts, both of which commenced in the second quarter of 1995 with respect to the amount of assets required to be transferred by the Company's Retirement Plan in connection with the Company's divestiture of its former Chromatography Division. In the second quarter of 1996, Waters filed a Complaint in the Federal District Court of Massachusetts alleging that the Company's operation of its Retirement Plan violated ERISA and certain sections of the Internal Revenue Code. Judgments in the Company's favor were handed down by both the Massachusetts Superior Court and the Federal District Court in May 1997 and July 1997, respectively. Waters appealed the federal court judgment, which was affirmed by the United States Court of Appeals for the First Circuit by opinion dated April 3, 1998. On June 2, 1998, the Company transferred $2.4 million (including interest through the date of transfer) from its Retirement Plan to the Waters Retirement Plan as provided by the amended and restated Purchase and Sale Agreement. In order to fund the transfer, in the second quarter of 1998 the Company made a contribution of $2.2 million to its Retirement Plan in accordance with ERISA funding requirements.

                      BUSINESS OUTLOOK AND UNCERTAINTIES

  The following statements are based on current expectations. These statements are forward looking and actual results may differ materially.

  Sales: The semiconductor industry in which the Microelectronics business segment participates is highly cyclical. The current downturn began in the middle of 1996 and is expected to continue into 1999. Independent market research for the semiconductor industry suggests that a moderate growth cycle will begin in the second half of 1999 with stronger growth in 2000. However, capital equipment sales which represents approximately 40 percent of Microelectronics revenues could lag the industry upturn due to excess capacity in certain segments of the market.

  The Biopharmaceutical & Research segment has demonstrated relatively stable patterns of revenue growth. Customers in this segment, particularly those involved in the production of sterile drugs, purchase standardized products for use in validated production processes. Accordingly, it is important to participate in the development of new drugs/New Chemical Entities in order to be designed into the ultimate manufacturing process. Adoption of new technologies and products requires a lengthy validation process prior to adoption. The growth of this segment is highly leveraged on the development and approval of New Chemical Entities. It is difficult to ascertain the number or timing of such approvals, however, the number of drugs at various stages in the approval process has increased significantly over the past two years. The remaining driver of this segment is research and development spending which has been relatively stable and is expected to continue with growth in the mid single digits.

  Both of the Company's business segments were adversely impacted by the financial difficulties in the Asian economies, which began in late 1997 and continued through 1998. The continuation of these conditions would moderate the growth rate of both segments.

  Approximately 60 percent of the Company's sales are to customers outside of the United States and are generally made in local currency. As previously noted, 1998 sales and earnings were negatively impacted by a strong US dollar, particularly against the Japanese yen and the Korean won. Late in 1998, both of these currencies began to show signs of strengthening. However, in early 1999, European currencies have weakened offsetting the impact of the stronger Asian currencies. Therefore if foreign exchange rates remain at the March 3, 1999 level, there will be a minimal foreign exchange impact on first quarter 1999 and full-year 1999 reported sales growth as compared to 1998. Any change in foreign exchange rates will be reflected in the results of operations.

  Gross Margins: The Company expects gross margin percentages in 1999 to improve as compared with those of 1998. Margins will benefit from the impact of various restructuring programs and the increased volume in the Company's manufacturing plants to support anticipated sales growth. To the extent that foreign currency exchange rates relative to the U.S. dollar remain at March 3, 1999 levels, first quarter 1999 and full year margins will not be significantly impacted from foreign currency exchange rate fluctuations.

  Operating Expenses: The Company expects that operating expenses in local currencies, as a percentage of sales, in 1999 will be consistent with the percentage achieved in previous years.

  Interest Expense: The Company expects net interest expense in 1999 will be slightly higher than 1998 as a result of the revised terms for the Credit Agreement and the 2004 note, as previously noted, net of the impact of anticipated reduced short-term borrowings.

  Provision for Income Taxes: The effective tax rate in 1999 is projected to be in the range of 21 percent; consistent with the effective rate for 1998, excluding the effect of the restructuring program. The tax rate estimate is based on the Company's current expectations for 1999 income and current tax law and, therefore, is subject to change. At December 31, 1998, the Company had a net deferred tax asset of $108.5 million. Although realization of the asset is not assured, the Company believes it is more likely than not that this net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if the near term estimates of future taxable income are reduced, which could result in the Company's 1999 effective tax rate increasing above the expected range of 21 percent.

  Capital Spending: The Company expects to spend between $40.0 to $45.0 million for fixed asset additions in 1999. The Company does not believe it needs to significantly expand or add manufacturing capacity in 1999 to handle its anticipated 1999 sales growth. The Company will continue to invest in tooling within its manufacturing plants and in information technology. Accordingly, the Company also expects that 1999 depreciation expense will be higher than 1998 depreciation expense.

                          FORWARD-LOOKING STATEMENTS

  The matters discussed herein, as well as in future oral and written statements by management of the Company, that are forward-looking statements, are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. When used herein or in such statements, the words "anticipate", "believe", "estimate", "expect", "may", "will", "should" or the negative thereof and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. In addition to the matters discussed herein, potential risks and uncertainties that could affect the Company's future operating results include, without limitation, foreign exchange rates; increased regulatory concerns on the part of the biopharmaceutical industry; further consolidation of drug manufacturers; competitive factors such as new membrane technology, and/or a new method of chip manufacture which relies less heavily on purified chemicals and gases; availability of component products on a timely basis; inventory risks due to shifts in market demand; change in product mix; conditions in the economy in general, including uncertainties in selected Asian economies, and in the microelectronics manufacturing market in particular; the difficulty in integrating acquired companies; the failure to realize the savings contemplated by certain restructuring activities; potential environmental liabilities; the inability to utilize technology in current or planned products due to overriding rights by third parties, and the other risk factors described elsewhere in this Form 10-K Annual Report, and in particular the matters described in Item 1 above under the heading "Environmental Matters". Specific reference is also made to the risks and uncertainties described in the Registration Statement on Form S-3 (Registration 333-23025) filed by the Company in connection with its offering of $300 million of Debt Securities in May 1997, and, in particular, to those described under "Factors Which May Affect Future Results". See also "Legal Proceedings" and "Business Outlook and Uncertainties" above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  The information called for by this item is set forth under the heading "Market Risk" in Management's Discussion and Analysis contained in Item 7 above which information is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

  The information called for by this item is set forth in the Financial Statements at the end of this report commencing at the pages indicated below:

     Consolidated Statements of Income
      for the three years ended December 31, 1998, 1997 and 1996...........  F-2

     Consolidated Balance Sheets
      for the years ended December 31, 1998 and 1997.......................  F-3

     Consolidated Statements of Shareholders' Equity
      for the three years ended December 31, 1998, 1997 and 1996...........  F-4

     Consolidated Statements of Cash Flows
      for the three years ended December 31, 1998, 1997 and 1996...........  F-5

     Notes to Consolidated Financial Statements............................  F-6

     Report of Independent Accountants..................................... F-26

     Quarterly Results (Unaudited)......................................... F-27

  All of the foregoing Financial Statements are hereby incorporated by reference.

Item 9. Disagreements on Accounting and Financial Disclosure.

  This item is not applicable.

                                   PART III

Item 10. Directors and Executive Officers of Millipore.

  The information called for by this item with respect to registrant's directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 as amended is set forth under the caption "Management and Election of Directors--Nominees for Election as Directors" in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held on April 22, 1999, and to be filed with the Securities and Exchange Commission on or about March 19, 1999, which information is hereby incorporated herein by reference.

  Information called for by this item with respect to registrant's executive officers is set forth under "Executive Officers of Millipore" in Item 1 of this report.

Item 11. Executive Compensation.

  The information called for by this item is set forth under the caption "Management and Election of Directors-Executive Compensation" in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held on April 22, 1999, and to be filed with the Securities and Exchange Commission on or about March 19, 1999, which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information called for by this item is set forth under the caption "Ownership of Millipore Common Stock" in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held April 22, 1999, and to be filed with the Securities and Exchange Commission on or about March 19, 1999, which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  This item is not applicable.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) The following documents are filed as a part of this Report:

  1. Financial Statements.

  The following Financial Statements are filed as part of this report (See index on page F-1):

  Consolidated Statements of Income for the three years ended
   December 31, 1998, 1997 and 1996

  Consolidated Balance Sheets for the years ended December 31,
   1998 and 1997

  Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1998, 1997 and 1996

  Consolidated Statements of Cash Flows for the three years ended December 31, 1998, 1997 and 1996

  Notes to Consolidated Financial Statements

  Report of Independent Accountants

  Quarterly Results (Unaudited)

  2. Financial Statement Schedules.

  No financial statement schedules have been included because they are not applicable or not required under Regulation S-X.

  3. List of Exhibits.

  A. The following exhibits are incorporated by reference:

  Reg. S-K
 Item 601(b)                                   Referenced Document on
  Reference  Document Incorporated            file with the Commission
 ----------- ---------------------            ------------------------
   (3)(i)     Restated Articles of   Form 10-K Report for year ended December
               Organization, as       31, 1996 [Commission File No. 0-1052]
               amended May 6, 1996

      (ii)    By Laws, as amended    Form 10-K Report for year ended December
                                      31, 1990 [Commission File No. 0-1052]


  Reg. S-K
 Item 601(b)                                      Referenced Document on
  Reference    Document Incorporated             file with the Commission
 -----------   ---------------------             ------------------------
    (4)      Indenture dated as of      Registration Statement on Form S-4
             May 3, 1995, relating to   (No. 33-58117) and an accompanying Form T-1)
             the issuance of
             $100,000,000 principal
             amount of Company's
             6.78% Senior Notes due
             2004

   (4)      Indenture dated as of      Registration Statement on Form S-3
             April 1, 1997, relating    (No. 333-23025) and an accompanying Form T-1)
             to the issuance of Debt
             Securities in Series

    (10)     Shareholder Rights         Form 8-K Report for April, 1998 [Commission
             Agreement dated as of      File No. 0-1052]
             April 15, 1988, as
             amended and restated
             April 16, 1998 between
             Millipore and The First
             National Bank of Boston

             Distribution Agreement,    Form 10-K Report for the year ended
             dated as of July 1,        December 31, 1996 [Commission File
             1996, by and among         No. 0-1052]
             Company and Fisher
             Scientific Company

             Revolving Credit           Form 10-K Report for the year ended
             Agreement, dated as of     December 31, 1996 [Commission File
             January 22, 1997, among    No. 0-1052]
             Millipore Corporation
             and The First National
             Bank of Boston, ABM AMRO
             Bank N.V. and certain
             other lending
             institutions

             Long Term Restricted       Form 10-K Report for the year ended
             Stock (Incentive) Plan     December 31, 1984 [Commission File
             for Senior Management*     No. 0-1052]

             1995 Combined Stock        Form 10-K Report for the year ended
             Option Plan, as amended*   December 31, 1997 [Commission File
                                        No. 0-1052]

             1985 Combined Stock        Form 10-K Report for the year ended
             Option Plan*               December 31, 1985 [Commission File
                                        No. 0-1052]

             Supplemental Savings and   Form 10-K Report for the year ended
             Retirement Plan for Key    December 31, 1984 [Commission File
             Salaried Employees of      No. 0-1052]
             Millipore Corporation*

             Executive Termination      Form 10-K Report for the year ended
             Agreement*                 December 31, 1984 [Commission File
                                        No. 0-1052]

             1995 Employee Stock        Form 10-K Report for the year ended
             Purchase Plan              December 31, 1994 [Commission File
                                        No. 0-1052]

             1995 Management            Form 10-K Report for the year ended
             Incentive Plan*            December 31, 1994 [Commission File
                                        No. 0-1052]

    (11)     Computation of Per Share   The computation can be clearly determined
             Earnings                   from the material set forth in Note F to
                                        the Financial Statements contained on page
                                        F-13

--------
* A "management contract or compensatory plan"

  B. The following Exhibits are filed herewith:

    Reg. S-K
   Item 601(b)
    Reference                       Document Filed Herewith
   -----------                      -----------------------
      (10)     Second Amendment, effective as of September 30, 1998, to
               Revolving Credit Agreement, dated as of January 22, 1997, among
               Millipore Corporation and The First National Bank of Boston, ABM
               AMRO Bank N.V. and certain other lending institutions

               Note Purchase and Exchange Agreement, as amended through November 2, 1998, between Millipore Corporation and Metropolitan
               Life Insurance Company


               Form of letter agreement with directors relating to the deferral of directors fees and conversion into phantom stock units (a
               "Management Contract or Compensatory Plan")

               1989 Stock Option Plan for Non-Employee Directors (a "Management
               Contract or Compensatory Plan")

               Commercial Lease Agreement between EBP 3, Ltd. and Millipore
               Corporation with respect to Premises located in Allen, Texas

      (21)     Subsidiaries of Millipore

      (23) Consent of Independent Accountants relating to the incorporation of their report on the Consolidated Financial Statements into Company's Securities Act Registration Nos. 2-72124, 2-85698, 2-
               91432, 2-97280, 33-37319, 33-37323, 33-11-790, 33-59005 and 33-
               10801 on Form S-8 and Securities Act Registration Nos. 2-84252,
               33-9706, 33-22196, 33-47213 and 333-23025 on Form S-3, and 33-
               58117 on Form S-4.

      (24)     Power of Attorney

      (27)     Financial Data Schedule

  (b) Reports on Form 8-K.

  No reports on Form 8-K have been filed by Registrant during the last quarter of the fiscal year ended December 31, 1998.

  (c) Exhibits.

  The Company hereby files as exhibits to this Annual Report on Form 10-K those exhibits listed in Item 14(a)(3)(B) above, which are attached hereto.

  (d) Financial Statement Schedules.

  No financial statement schedules have been included because they are not applicable or are not required under Regulation S-X.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 18, 1999                     Millipore Corporation

                                                     /s/ Jeffrey Rudin
                                          By __________________________________
                                                      Jeffrey Rudin,
                                                      Vice President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ C. William Zadel          Chairman, President, Chief   March 18, 1999
______________________________________  Executive Officer, and
           C. William Zadel             Director

        /s/ Francis J. Lunger          Vice President, Chief        March 18, 1999
______________________________________  Financial Officer
          Francis J. Lunger

        /s/ Kathleen B. Allen          Corporate Controller         March 18, 1999
______________________________________
          Kathleen B. Allen

                  *                    Director                     March 18, 1999
______________________________________
           Charles D. Baker
                  *                    Director                     March 18, 1999
______________________________________
           Samuel C. Butler
                  *                    Director                     March 18, 1999
______________________________________
           Robert C. Bishop
                  *                    Director                     March 18, 1999
______________________________________
          Robert E. Caldwell
                  *                    Director                     March 18, 1999
______________________________________
            Elaine L. Chao
                  *                    Director                     March 18, 1999
______________________________________
         Maureen A. Hendricks

              Signature                          Title                   Date
              ---------                          -----                   ----

                  *                    Director                     March 18, 1999
______________________________________
             Mark Hoffman
                  *                    Director                     March 18, 1999
______________________________________
            Thomas O. Pyle
                  *                    Director                     March 18, 1999
______________________________________
             John F. Reno

          /s/ Jeffrey Rudin
*By: _________________________________
   Jeffrey Rudin, Attorney-in-Fact

                             MILLIPORE CORPORATION

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income
 for the three years ended December 31, 1998, 1997 and 1996................  F-2
Consolidated Balance Sheets
 for the years ended December 31, 1998 and 1997............................  F-3
Consolidated Statements of Shareholders' Equity
 for the three years ended December 31, 1998, 1997 and 1996................  F-4
Consolidated Statements of Cash Flows
 for the three years ended December 31, 1998, 1997 and 1996................  F-5
Notes to Consolidated Financial Statements.................................  F-6
Report of Independent Accountants.......................................... F-26
Quarterly Results (Unaudited).............................................. F-27

                             MILLIPORE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   Year ended December 31
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
                                                  (In thousands except per
                                                        share data)
Net sales....................................... $699,307  $758,919  $618,735
Cost of sales...................................  364,467   342,237   249,443
                                                 --------  --------  --------
  Gross profit..................................  334,840   416,682   369,292
Selling, general and administrative expenses....  236,521   245,585   202,140
Research and development expenses...............   53,578    55,899    38,429
Purchased research and development expense......      --    114,091    68,311
Restructuring charges...........................   33,641       --        --
Settlement of litigation........................   11,766       --        --
                                                 --------  --------  --------
  Operating (loss) income.......................     (666)    1,107    60,412
Gain on sale of equity securities...............   35,594     8,330     5,329
Interest income.................................    3,090     2,937     2,780
Interest expense................................  (29,474)  (30,484)  (11,498)
                                                 --------  --------  --------
Income (loss) from continuing operations before
 income taxes...................................    8,544   (18,110)   57,023
(Benefit) provision for income taxes............   (1,320)   20,674    13,401
                                                 --------  --------  --------
Net income (loss) from continuing operations....    9,864   (38,784)   43,622
Net loss on disposal of discontinued
 operations.....................................    5,847       --        --
                                                 --------  --------  --------
Net income (loss)............................... $  4,017  $(38,784) $ 43,622
                                                 ========  ========  ========
Basic net income (loss) per share
  Income (loss) from continuing operations...... $   0.22  $  (0.89) $   1.00
  Net income (loss) per share................... $   0.09  $  (0.89) $   1.00
Diluted net income (loss) per share
  Income (loss) from continuing operations...... $   0.22  $  (0.89) $   0.98
  Net income (loss) per share................... $   0.09  $  (0.89) $   0.98
Weighted average shares outstanding
  Basic.........................................   43,864    43,527    43,602
  Diluted.......................................   44,289    43,527    44,457


   The accompanying notes are an integral part of the consolidated financial statements.

                             MILLIPORE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
                                                            (In thousands)
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $  36,022  $  20,269
  Accounts receivable (less allowance for doubtful
   accounts of $3,149 in 1998 and $3,010 in 1997)........   154,258    176,585
  Inventories............................................   107,241    127,192
  Other current assets...................................     7,231     28,362
                                                          ---------  ---------
    Total current assets.................................   304,752    352,408
Property, plant and equipment, net.......................   237,414    220,094
Intangible assets (less accumulated amortization of
 $17,289 in 1998 and $10,000 in 1997)....................    76,507     77,394
Deferred income taxes....................................   108,545     88,760
Other assets.............................................    35,222     34,150
                                                          ---------  ---------
    Total assets......................................... $ 762,440  $ 772,806
                                                          =========  =========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable.......................................... $ 171,340  $ 165,576
  Accounts payable.......................................    39,729     46,088
  Accrued expenses.......................................    75,544     74,856
  Dividends payable......................................     4,847      4,369
  Accrued retirement plan contributions..................     6,931      7,088
  Accrued income taxes payable...........................       290     13,458
                                                          ---------  ---------
    Total current liabilities............................   298,681    311,435
Long-term debt...........................................   299,110    286,844
Other liabilities........................................    27,741     25,533
Commitments and contingent liabilities...................       --         --
Shareholders' equity:
  Common stock, par value $1.00 per share, 120,000 shares
   authorized;
   56,988 shares issued as of December 31, 1998 and
   1997..................................................    56,988     56,988
  Additional paid-in capital.............................    11,780     10,927
  Retained earnings......................................   472,746    490,289
  Accumulated other comprehensive loss...................   (27,668)   (21,720)
                                                          ---------  ---------
                                                            513,846    536,484
  Less: Treasury stock at cost, 12,921 and 13,291 shares
   as of December 31, 1998 and 1997, respectively          (376,938)  (387,490)
                                                          ---------  ---------
    Total shareholders' equity...........................   136,908    148,994
                                                          ---------  ---------
Total liabilities and shareholders' equity............... $ 762,440  $ 772,806
                                                          =========  =========

   The accompanying notes are an integral part of the consolidated financial statements

                             MILLIPORE CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (In thousands, except per share data)

                                                                Accumulated Other
                                                           Comprehensive Income (Loss)
                                                        ----------------------------------
                     Common Stock                                                            Treasury Stock
                    -------------- Additional            Unrealized                         ------------------      Total
                             Par    Paid-in   Retained   gain (loss)  Translation                               Shareholders'
                    Shares  Value   Capital   Earnings  on securities Adjustments  Total    Shares     Cost        Equity
                    ------ ------- ---------- --------  ------------- ----------- --------  -------  ---------  -------------
Balance at
 December 31,
 1995............   56,988 $56,988  $   --    $523,633     $    --     $    375   $    375  (12,727) $(354,521)   $226,475
                    ====== =======  =======   ========     =======     ========   ========  =======  =========    ========
Comprehensive
 income:
 Net income......                               43,622                                                              43,622
 Unrealized
  holding gains
  arising during
  period, net of
  tax of $9,075..                                           13,613
 Less:
  reclassification
  adjustment for
  gains realized
  in net income,
  net of tax of
  $1,252.........                                           (4,077)
                                                           -------
 Net unrealized
  gain on
  securities
  available for
  sale, net of
  income tax
  expense of
  $6,358.........                                            9,536                   9,536                           9,536
 Translation
  adjustments....                                                        (8,655)    (8,655)                         (8,655)
                                                                                                                  --------
 Total
  comprehensive
  income.........                                                                                                   44,503
Cash dividends
 declared, $0.35
 per share.......                              (15,261)                                                            (15,261)
Treasury stock
 acquired........                                                                            (1,462)   (58,362)    (58,362)
Impact of stock
 plans...........                               (3,396)                                         523     14,846      11,450
U.S. tax benefit
 from stock plan
 activity........                     8,800                                                                          8,800
                    ------ -------  -------   --------     -------     --------   --------  -------  ---------    --------
Balance at
 December 31,
 1996............   56,988 $56,988  $ 8,800   $548,598     $ 9,536     $ (8,280)  $  1,256  (13,666) $(398,037)   $217,605
                    ====== =======  =======   ========     =======     ========   ========  =======  =========    ========
Comprehensive
 loss:
 Net loss........                              (38,784)                                                            (38,784)
 Unrealized
  holding gains
  arising during
  period, net of
  tax of
  $10,107........                                           15,160
 Less:
  reclassification
  adjustment for
  gains realized
  in net income,
  net of tax of
  $1,749.........                                           (6,581)
                                                           -------
 Net unrealized
  gain on
  securities
  available for
  sale, net of
  income tax
  expense of
  $5,719.........                                            8,579                   8,579                           8,579
 Translation
  adjustments....                                                       (31,555)   (31,555)                        (31,555)
                                                                                                                  --------
 Total
  comprehensive
  loss...........                                                                                                  (61,760)
Cash dividends
 declared, $0.39
 per share.......                              (17,028)                                                            (17,028)
Impact of stock
 plans...........                               (2,497)                                         375     10,547       8,050
U.S. tax benefit
 from stock plan
 activity........                     2,127                                                                          2,127
                    ------ -------  -------   --------     -------     --------   --------  -------  ---------    --------
Balance at
 December 31,
 1997............   56,988 $56,988  $10,927   $490,289     $18,115     $(39,835)  $(21,720) (13,291) $(387,490)   $148,994
                    ====== =======  =======   ========     =======     ========   ========  =======  =========    ========
Comprehensive
 loss:
 Net income......                                4,017                                                               4,017
 Unrealized
  holding gains
  arising during
  period, net of
  tax of $6,564..                                            9,846
 Less:
  reclassification
  adjustment for
  gains realized
  in net income,
  net of tax of
  $7,475.........                                          (28,119)
                                                           -------
 Net unrealized
  loss on
  securities
  available for
  sale, net of
  income tax
  benefit of
  $(12,182)......                                          (18,273)                (18,273)                        (18,273)
 Translation
  adjustments....                                                        12,325     12,325                          12,325
                                                                                                                  --------
 Total
  comprehensive
  loss...........                                                                                                   (1,931)
Cash dividends
 declared, $0.43
 per share.......                              (18,905)                                                            (18,905)
Impact of stock
 plans...........                               (2,655)                                         370     10,552       7,897
U.S. tax benefit
 from stock plan
 activity........                       853                                                                            853
                    ------ -------  -------   --------     -------     --------   --------  -------  ---------    --------
Balance at
 December 31,
 1998............   56,988 $56,988  $11,780   $472,746     $  (158)    $(27,510)  $(27,668) (12,921) $(376,938)   $136,908
                    ====== =======  =======   ========     =======     ========   ========  =======  =========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             MILLIPORE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year ended December 31
                                                ------------------------------
                                                  1998      1997       1996
                                                --------  ---------  ---------
                                                       (In thousands)
Cash Flows from Operating Activities:
Net income (loss).............................  $  4,017  $ (38,784) $  43,622
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Restructuring charges.......................    42,816        --         --
  Net loss on disposal of discontinued
   operations.................................     5,847        --         --
  Purchased research and development expense..       --     114,091     68,311
  Write-off of acquired inventory step-up.....       --       5,000        --
  Gain on sale of securities..................   (35,594)    (8,330)    (5,329)
  Depreciation and amortization...............    44,409     40,661     30,587
  Deferred income tax (benefit) provision.....   (12,762)     5,835     (8,212)
  Change in operating assets and liabilities:
    Decrease (increase) in accounts
     receivable...............................    32,327    (24,468)       247
    Decrease (increase) in inventories........    21,053    (13,361)   (11,612)
    Decrease (increase) in other current
     assets...................................     3,558     (6,937)     1,661
    (Increase) in other assets................      (267)    (8,648)    (8,747)
    (Decrease) in accounts payable and accrued
     expenses.................................   (37,972)   (21,629)   (11,087)
    (Decrease) increase in accrued retirement
     plan contributions.......................      (342)     2,557        (36)
    (Decrease) increase in accrued income
     taxes....................................   (15,545)     1,050      1,723
    Other.....................................       (10)     6,942      1,058
                                                --------  ---------  ---------
Net cash provided by operating activities.....    51,535     53,979    102,186
Cash Flows from Investing Activities:
Additions to property, plant and equipment....   (59,787)   (41,063)   (30,427)
Additions to intangible assets................    (3,953)    (6,135)    (1,760)
Acquisitions, net of cash acquired............       --    (159,158)  (122,576)
Other investments.............................       --      (1,646)    (4,010)
Net cash used by discontinued businesses......    (2,255)    (3,516)    (7,939)
Proceeds from sale of securities..............    35,594      8,330      5,745
                                                --------  ---------  ---------
Net cash used in investing activities.........   (30,401)  (203,188)  (160,967)
Cash Flows from Financing Activities:
Treasury stock acquired.......................       --         --     (58,362)
Issuance of treasury stock under stock plans..     6,274      6,956     11,450
Net change in short-term debt.................     5,821     65,036     20,045
Proceeds from issuance of long-term debt......       --     197,950    124,397
Payments on long-term debt....................       --    (126,018)       --
Dividends paid................................   (18,427)   (16,558)   (14,899)
                                                --------  ---------  ---------
Net cash (used by) provided by financing
 activities...................................    (6,332)   127,366     82,631
Effect of foreign exchange rates on cash and
 cash equivalents.............................       951     (4,758)      (738)
                                                --------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................    15,753    (26,601)    23,112
Cash and cash equivalents on January 1........    20,269     46,870     23,758
                                                --------  ---------  ---------
Cash and cash equivalents on December 31......  $ 36,022  $  20,269  $  46,870
                                                ========  =========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

                             MILLIPORE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands except share and per share data)

NOTE A-- Summary of Significant Accounting Policies

 Nature of Operations

  Millipore Corporation and its subsidiaries are engaged primarily in the development, manufacture and sale of products which are based on separations technology and which are used for the analysis, identification, monitoring and purification of liquids and gasses. To a lesser extent, Millipore also generates revenues from the manufacture and sale of products based on electro-mechanical and pressure differential technologies to control critical aspects of the manufacturing process for integrated circuits (semiconductors). Millipore is an integrated multinational manufacturer and markets its products throughout the world. The principal customer groups to which the Company's products are sold include pharmaceutical companies, biotechnology companies, food and beverage companies, university and government laboratories and research institutes as well as semiconductor fabrication companies and OEM and material suppliers to the semiconductor industry.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions have been eliminated.

 Translation of Foreign Currencies

  For all of the Company's foreign subsidiaries, assets and liabilities are translated at exchange rates prevailing on the balance sheet date, revenues and expenses are translated at average exchange rates prevailing during the period, and elements of shareholders' equity are translated at historical rates. Any resulting translation gains and losses are reported separately in shareholders' equity. The aggregate transaction gains and losses included in the consolidated statements of income are not material.

 Cash Equivalents

  Cash equivalents consisting primarily of time deposits, are classified as available for sale and are carried at cost plus accrued interest, which approximates market value. All cash equivalents have maturities of three months or less.

 Inventories

  The Company values its inventories at actual cost on a first-in, first-out
(FIFO) basis.

 Property, Plant and Equipment

  Property, plant and equipment is recorded at cost. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements which extend the life of the underlying asset are capitalized. Assets are primarily depreciated using straight-line methods. Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are eliminated and related gains or losses reflected in income.

  The estimated useful lives of the Company's depreciable assets are as follows:

       Leasehold Improvements................................. Life of the Lease
       Buildings and Improvements............................. 10-40 Years
       Production and Other Equipment......................... 3-15 Years

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


 Intangible Assets

  Intangible assets consist primarily of patents, acquired technology, trade names, licenses and goodwill. The assets are recorded at cost and amortized on a straight-line basis over periods ranging from 3 to 20 years. On a periodic basis the value of the intangible assets is reviewed to determine if impairment has taken place due to changed business conditions or technological obsolescence. The amount of such impairment, if any, is computed by comparing the present value of the future cash flows associated with the underlying intangible asset to the then current net book value. If an impairment exists, the net book value of the intangible asset is reduced accordingly.

 Marketable Securities

  The Company's investments in equity securities are categorized as available-for-sale as defined by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Equity securities are included in both Other current assets and Other assets in the accompanying consolidated balance sheets and are recorded at fair value. The cost of each investment is determined primarily on a specific identification method. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of accumulated other comprehensive loss. Marketable securities had a fair value of $2,078 as of December 31, 1998 which approximated cost.

 Financial Instruments

  The Company has entered into U.S. dollar to Japanese Yen debt swap agreements and foreign exchange option contracts to manage interest and foreign currency exchange rate exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

  The cash differential paid or received under the interest rate component of the debt swap agreements are accrued and recognized as an adjustment to interest expense. Net amounts receivable or payable to counterparties are included in Other Current Assets or Accrued Expenses. Cash flows related to the interest rate swap are classified as part of Operating Activities in the Consolidated Statement of Cash Flows consistent with the interest payments on the underlying debt. The U.S. dollar to Japanese yen principal swap is designated and is effective as a hedge of the Company's net investment exposure. Unrealized gains and losses are recorded as an adjustment of the underlying Long-Term Debt and the cumulative Translation Adjustments in Shareholders' Equity. The ultimate gain or loss realized upon maturity of the agreements is recognized as a translation adjustment in Shareholders' Equity.

  The Company has entered into option contracts to hedge against significant fluctuations in the value of the U.S. dollar versus the Japanese yen. Gains realized on the exercise of the option contracts are recorded as an offset to the loss on the underlying transactions. Contract premiums are recorded in Other Current Asset and amortized over the term of the contract. The realized gains and the amortization of the contract premiums are recorded in cost of sales. Cash flows related to the exercise of the option contracts are included in Operating Activities in the Consolidated Statement of Cash Flows.

 Income Taxes

  Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. With respect to the unremitted earnings of the Company's foreign and Puerto Rican subsidiaries, deferred taxes are provided only on amounts expected to be repatriated.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


 Treasury Stock

  Treasury stock is recorded at its cost on the date acquired and is relieved at its weighted average cost upon reissuance. The excess of cost over the proceeds of reissued treasury stock is charged to retained earnings.

 Net Income (Loss) Per Share

  Basic net income (loss) per share is calculated by dividing the net income
(loss) for the period by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share is calculated by considering the impact of common stock equivalents (outstanding stock options) as if they were converted into common stock at the beginning of the period. Common stock equivalents are not included in periods of net losses as they are anti-dilutive.

 Revenue Recognition

  Sales of products and services are recorded principally at the time of product shipment or performance of services. Certain contract revenues associated with the Company's process equipment business are recorded on the percentage of completion method. Revenue is recognized based on the ratio of hours expended compared to the total estimated hours to complete the construction of the process equipment. The cumulative impact of any revisions in estimates of the percent complete is reflected in the period in which the changes become known.

 Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash and cash equivalents, accounts receivable and derivative financial instruments.

  The Company places its temporary cash and cash equivalents with high credit qualified financial institutions, and, by policy, limits the amount of credit exposure to any one financial institution.

  Concentrations of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base, and their dispersion across different industries and geographies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

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

 Reclassifications

  Certain reclassifications have been made to prior years' financial statements to conform with the 1998 presentation.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


 New Accounting Pronouncements

  In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income or loss, unrealized gain or loss on securities available for sale and foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders' Equity. The adoption of SFAS 130 had no impact on total shareholders' equity.

  In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 establishes a new framework on which to base segment reporting. Note Q reflects the Company's segment disclosure in accordance with SFAS 131.

  In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which establishes new increased requirements for disclosure of a Company's pensions and other postretirement benefit obligations. The Company adopted and included the increased disclosure requirements of SFAS No. 132 in Note P.

  In 1998, the Company adopted Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on applying generally accepted accounting principles in addressing whether and under what conditions the costs of internal-use software should be capitalized. The adoption of SOP 98-1 was not material to the results of operations for 1998.

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

NOTE B--Subsequent Event

  On February 5, 1999, the Company received a letter ("Comment Letter") from the Securities and Exchange Commission in which the agency inquired, among other things, about certain charges taken in 1997 and 1996 for Purchased Research and Development Expenses recorded in connection with the Amicon and Tylan acquisitions as discussed in Note E. The Company believes its accounting related to the acquisitions was appropriate and in accordance with generally accepted accounting principles. The Company is in the process of responding to the Comment Letter.

NOTE C--Restructuring Charges and Provision for Excess Inventory

  In the second quarter of 1998, the Company announced a restructuring program which was undertaken to improve the competitive position of the Company by streamlining worldwide operations and reducing the overall cost structure. The program includes the consolidation of certain manufacturing operations, realignment of various international subsidiary organizations to focus on operating business units and discontinuance of non-strategic product lines. In the third quarter of 1998, the Company recorded an expense associated with these

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)

activities of $42,816 ($29,115 after tax) including a restructuring charge of $33,641 and a $9,175 charge against cost of sales for inventory and fixed asset write-offs associated with the rationalization of its product offering and elimination of non-strategic business lines. The non-strategic product lines consisted of high pressure liquid chromotography equipment, semiconductor fab monitoring and control software and various filtration devices. The $33,641 restructuring charge included $18,290 of employee severance costs, $1,788 for the write-down to fair value of fixed assets and $7,667 for intangible assets associated with the discontinued product lines, $3,847 of lease cancellation costs and $2,049 of contract termination costs. As of December 31, 1998, there were no assets that remained in use which had been written off and held for disposal as part of the restructuring program.

  The restructuring initiatives combined with the consolidation of the Company's microelectronics plants will result in the elimination of 620 positions worldwide (400 positions in manufacturing operations, 160 in selling, general and administrative positions and 60 in research and development). Notification to employees was completed in 1998, although a small number of the employees affected will continue working in their existing positions through 1999 with their related salary costs charged to operations as incurred. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through the early part of 2000.

  Following is a summary of the restructuring charges and related reserve balances at December 31, 1998:

                                  1998        1998       1998       Balance at
                              Restructuring  Other       Cash      December 31,
                                 Charge     Activity Disbursements     1998
                              ------------- -------- ------------- ------------
   Employee severance
    costs...................     $18,290     $  --      $5,447       $12,843
   Lease cancellation
    costs...................       3,847        --         169         3,678
   Contract terminations and
    other costs.............       2,049         86        --          1,963
   Write-down of intangible
    assets..................       7,667      7,667        --            --
   Write-down of fixed
    assets..................       1,788      1,788        --            --
                                 -------     ------     ------       -------
     Total..................     $33,641     $9,541     $5,616       $18,484
                                 =======     ======     ======       =======

  The Company also recorded an incremental provision for excess and obsolete inventory of $6,000 during the third quarter of 1998 in response to adverse changes in demand attributable to recessionary conditions in Asia and the slowdown in the semiconductor industry.

NOTE D--Discontinued Operations

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

  In partial consideration for the sale of its non-membrane bioscience instrument division in 1994, the Company received four thousand shares of preferred stock of PerSeptive Biosystems, Inc ("PerSeptive"). The preferred stock was redeemable in four equal annual installments of $10,000, commencing in August 1995, in the equivalent value as of each redemption date in common stock, $0.01 par value of PerSeptive. Effective

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)

January 22, 1998, PerSeptive completed a merger with The Perkin-Elmer Corporation ("Perkin-Elmer") pursuant to which PerSeptive became a wholly-owned subsidiary of Perkin-Elmer. Pursuant to this merger all of the Company's remaining holdings in PerSeptive, which consisted of 2,213,357 shares of common stock and the one thousand shares of preferred stock were converted into 586,541 shares of Perkin-Elmer common stock. The Company sold all 586,541 shares of Perkin-Elmer common stock in the first quarter of 1998 and recorded a gain on the sale of these securities of $32,500.

  At December 31, 1997, the 2,213,357 shares of PerSeptive common stock were considered available for sale in accordance with SFAS No. 115. These shares of common stock were recorded at a fair value of $16,766, net of taxes, in Other Current Assets. The $27,944 of gross unrealized gain related to these shares was recorded in Shareholder's Equity, net of taxes of $11,178.

NOTE E--Acquisitions

  On December 31, 1996, the Company acquired the net assets of the Amicon Separation Science Business of W.R. Grace & Co. (Amicon) for approximately $129,265 in cash, including transaction costs. Amicon manufactures protein purification tools for the research laboratory and for biotechnology manufacturing. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the identifiable tangible and intangible assets based on estimated fair market values of those assets. The Company accrued approximately $27,000 for additional costs associated with the acquisition. These costs include severance payable to Amicon employees, abandonment of duplicate Amicon manufacturing and sales facilities, and termination of certain Amicon contractual obligations. The purchase included, at estimated fair value, current assets of $30,328, property, plant and equipment of $15,474, other assets of $596 and the assumption of liabilities of $9,197. Identifiable intangible assets were valued at $50,753 and included $25,046 of tradenames and $6,857 of patented and $18,850 of unpatented completed technology. These intangible assets will be amortized over their estimated useful lives ranging from five to twenty years. The value of in-process research and development for which technical feasibility has not been achieved was $68,311 and was charged to earnings in the fourth quarter of 1996. The purchase was financed through the Company's Revolving Credit Agreement as discussed in Notes I and J.

  On January 22, 1997, the Company completed a cash tender offer for all of the outstanding common shares of Tylan General, Inc. (Tylan). Tylan, which became a wholly-owned subsidiary on January 27, 1997, supplies precision mass flow controllers, and pressure and vacuum measurement and control equipment to the semiconductor industry. The aggregate purchase price, including the assumption of Tylan debt and transaction costs, was $163,371. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the identifiable tangible and intangible assets based on estimated fair market values of those assets. The Company accrued approximately $32,000 for additional integration costs associated with the acquisition. These costs include severance costs, abandonment and consolidation of facilities, and termination of certain Tylan contractual obligations. The final adjusted purchase price included at estimated fair value, current assets of $42,544, property and equipment of $15,559, other assets of $16,477 and liabilities of $22,042. Intangible assets were valued at $28,742 and included $2,717 of tradenames, $5,698 of patented and $7,995 of unpatented completed technology and $12,332 of goodwill. These intangible assets are being amortized over their estimated useful lives ranging from five to twenty years. The value of in-process research and development for which technical feasibility has not been achieved was $114,091 and was charged to earnings in the first quarter of 1997. The purchase was financed through the Company's Revolving Credit Agreement discussed in Notes I and J.

  In determining the valuation of in-process research and development projects for both acquisitions, the discounted cash flow approach was used. A range of discount rates from 25 percent to 35 percent was applied

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)

depending upon the relative risk of the in-process technology and the market risks for the related product. Revenue projections reflected the estimated useful life of the technology and ranged from 5 to 12 years. Cash flows were reduced in contemplation of on-going operating needs (including working capital) to support the technology and by amounts associated with the use of "core technology" in products under development.

  The assumptions made regarding pricing, margins and expenses were consistent with the acquired company's historical trends.

  Following is a summary of the acquisition reserve for 1997 and 1998. The beginning reserve balance represents the acquisition reserve accruals for both Tylan and Amicon:

                                                                    Reserve
                                  Beginning                        Balance at
                                   Reserve      Cash     Asset    December 31,
                                   Balance    Payments Write-offs     1997
                                 ------------ -------- ---------- ------------
   Employee costs...............   $31,903    $14,801    $  --      $17,102
   Facilities-related costs.....     6,963      1,442       --        5,521
   Contract termination costs...     5,431      1,284       --        4,147
   Write-down of assets to fair
    value.......................     6,594        --      2,590       4,004
   Other integration expenses...     8,109      5,815       --        2,294
                                   -------    -------    ------     -------
     Total......................   $59,000    $23,342    $2,590     $33,068
                                   =======    =======    ======     =======
                                   Reserve                          Reserve
                                  Balance at                       Balance at
                                 December 31,   Cash     Asset    December 31,
                                     1997     Payments Write-offs     1998
                                 ------------ -------- ---------- ------------
   Employee costs...............   $17,102    $13,602    $  --      $ 3,500
   Facilities-related costs.....     5,521      4,607       --          914
   Contract termination costs...     4,147      2,257       --        1,890
   Write-down of assets to fair
    value.......................     4,004        --      3,519         485
   Other integration expenses...     2,294      1,979       --          315
                                   -------    -------    ------     -------
     Total......................   $33,068    $22,445    $3,519     $ 7,104
                                   =======    =======    ======     =======

  As of December 31, 1998, the Company has terminated 450 employees in connection with these acquisitions (of which 300 where involved with manufacturing operations and 150 with general and administrative functions). As of December 31, 1998, the Company has vacated all of the acquired Tylan manufacturing facilities (one in Texas and two in California) in the U.S. and transferred the operations to the new facility in Allen, Texas. All of the vacated facilities were under long-term lease agreements. Although the Company has finalized the settlement on the acquired Texas site, the two California sites are still in negotiation. The Company is continuing to pay severance to terminated employees. The Company believes that the remaining acquisition accruals of $7,104 at December 31, 1998 will be sufficient to satisfy its future obligations arising from the implementation of its integration plans.

  The following table reflects unaudited pro forma combined results for 1996 of the Company, Amicon and Tylan on the basis that both acquisitions had taken place on January 1, 1996.

                                                                         1996
                                                                       --------
     Revenues......................................................... $824,555
     Net Income....................................................... $ 26,175
     Net Income per common share--Basic............................... $   0.60
     Shares used in computation.......................................   43,602

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


  These pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 1996. Pro forma results for 1997 resulting from the acquisition of Tylan would not have been materially different from the results reported.

NOTE F--Basic and Diluted Earnings per Share

  For 1997, basic and diluted earnings per share are the same, as the Company was in a loss position. The following table sets forth the computation of basic and diluted earnings per share for 1998, 1997 and 1996:

                                                        1998    1997     1996
                                                       ------ --------  -------
     Numerator:
       Net income (loss).............................. $4,017 $(38,784) $43,622
                                                       ====== ========  =======
     Denominator:
       Basic weighted average shares outstanding...... 43,864   43,527   43,602
       Effect of dilutive securities-stock options....    425      --       855
                                                       ------ --------  -------
       Diluted weighted average shares outstanding.... 44,289   43,527   44,457
                                                       ====== ========  =======
     Net income (loss) per share:
       Basic..........................................  $0.09   $(0.89)   $1.00
       Diluted........................................  $0.09   $(0.89)   $0.98

NOTE G--Inventories

  Inventories at December 31, stated at the lower of first-in, first-out
(FIFO) cost or market, consisted of the following:

                                                                 1998     1997
                                                               -------- --------
     Raw materials............................................ $ 35,433 $ 42,518
     Work in process..........................................   18,620   16,545
     Finished goods...........................................   53,188   68,129
                                                               -------- --------
                                                               $107,241 $127,192
                                                               ======== ========

NOTE H--Property, Plant and Equipment

  Property, plant and equipment at December 31 consisted of the following:

                                                                1998     1997
                                                              -------- --------
     Land.................................................... $  9,248 $  8,750
     Leasehold improvements..................................   30,154   18,846
     Buildings and improvements..............................  132,783  118,923
     Production and other equipment..........................  229,115  223,720
     Construction in progress................................   24,375   16,440
                                                              -------- --------
                                                               425,675  386,679
     Less: accumulated depreciation..........................  188,261  166,585
                                                              -------- --------
                                                              $237,414 $220,094
                                                              ======== ========

  Depreciation expense for the years ended 1998, 1997, and 1996 was $36,778, $32,797 and $27,972, respectively.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)

NOTE I--Notes Payable

  Short-term borrowings and related lines of credit at December 31 are summarized as follows:

                                                             1998      1997
                                                           --------  --------
     Notes payable........................................ $171,340  $165,576
                                                           --------  --------
     Unused lines of credit............................... $ 80,000  $204,424
     Average amount outstanding at month-end during the
      year................................................ $184,239  $226,379
     Maximum amount outstanding at month-end during the
      year................................................ $214,113  $392,817
     Weighted average interest rate during the year.......      6.1%      6.0%
     Weighted average interest rate at year-end...........      6.3%      6.1%

  On January 22, 1997, the Company entered into an unsecured Revolving Credit Agreement with a group of banks. The agreement allowed for borrowings of up to $450,000 and expires on January 22, 2002. In July, 1997, the Company reduced the maximum funds available under the agreement from $450,000 to $350,000 and in May, 1998, the amount was reduced from $350,000 to $250,000. Individual borrowings under the Revolving Credit Agreement are made on terms not to exceed six months. At December 31, 1998 the Company had $80,000, available under this facility. Interest is payable on outstanding borrowings at a floating rate defined in the agreement as LIBOR plus a margin. The agreement also calls for a facility fee. The exact amount of the margin and the facility fee is dependent on the Company's debt rating. The agreement calls for the Company to maintain certain financial covenants in the areas of operating cash flow and interest coverage. At December 31, 1998 the Company also had $1,340 of other short-term borrowings.

  The Company's financial results for the quarter ended September 30, 1998 made it necessary for the Company to renegotiate certain financial covenants relating to operating cash flow and interest coverage under the agreement. Pursuant to this renegotiation, the lenders involved waived defaults under those covenants and accepted less restrictive operating cash flow and interest coverage covenants for 1999 and a portion of 2000. The Company agreed to an additional minimum earnings covenant, the payment of amendment fees totaling $647, and to increases in both the interest rate margin and the facility rate thereunder. The Company agreed to an increase in the interest rate from a margin range over LIBOR of 0.18 to 0.65 percent to a range of 0.23 to 1.125 percent. The Company also agreed to an increase in the facility rate under the agreement from a rate ranging from 0.10 to 0.25 percent to a rate ranging from
0.125 to 0.375 percent.

  In addition, at December 31, 1997, the Company had access to a $20,000 short-term unused line of credit which was cancelled during 1998.

NOTE J--Long-term Debt

  Long-term debt at December 31 consisted of the following:

                                                             1998      1997
                                                           --------  --------
     7.23% unsecured notes due in 2002.................... $100,000  $100,000
     7.60% unsecured notes due in 2007....................  100,000   100,000
     7.23% notes payable due in 2004......................  100,000   100,000
     Unrealized gain on revaluation of yen-denominated
      debt................................................     (890)  (13,156)
                                                           --------  --------
     Long-term debt....................................... $299,110  $286,844
                                                           ========  ========

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)

  In March, 1997, the Company sold $100,000 of 7.23 percent unsecured notes due in 2002 and $100,000 of 7.60 percent unsecured notes due in 2007, pursuant to a public offering. Net proceeds from the offering of $197,950 were used to repay borrowings outstanding under the Company's revolving credit agreement. Interest on the new notes is payable semi-annually in April and October. At December 31, 1998, these notes had a fair market value of $94,020 and $86,770, respectively.

  The Company's financial results for the fiscal quarter September 30, 1998 made it necessary for the Company to renegotiate certain financial covenants relating to operating cash flow and interest coverage under the $100,000 note due in 2004. Pursuant to this renegotiation, the lender involved waived defaults under those covenants and accepted less restrictive operating cash flow and interest coverage covenants for 1999 and a portion of 2000. The Company agreed to an increase in the interest rate on the $100,000 note due in 2004 from 6.88 percent to 7.23 percent as of November 2, 1998. The interest on these notes is payable semi-annually in March and September. As these notes are not publicly traded, a determination of their fair value is not readily determinable. However, the Company believes that the carrying values approximate fair value.

  In January, 1994, the Company exchanged $80,000 of dollar debt service obligations for a yen denominated obligation of 8,760,000 yen, which bears interest at a rate of 4.49 percent. This swap matures in 2004. In December 1997, the Company entered into a currency swap maturing in 2003. Under the terms of this swap, the Company exchanged $30,000 of dollar debt service obligations for a yen-denominated obligation of 3,840,000 yen, which bears interest at a rate of 1.39 percent. The Company's foreign currency obligations had U.S. dollar effective weighted average interest rates of 4.60 and 4.53 percent in 1998 and 1997, respectively. The effect of foreign currency exchange rate fluctuations resulting from the yen swap agreements open at December 31, 1998 are included in translation adjustments.

  The Company capitalized interest costs associated with the construction of certain capital assets of $1,282 in 1998, $753 in 1997 and $785 in 1996. Interest paid on short-term and long-term debt during 1998, 1997, and 1996 amounted to $30,690, $25,579 and $12,171 respectively.

NOTE K--Foreign Exchange

  A significant volume of the Company's business is transacted in currencies other than the U.S. dollar. This exposes the Company to risks associated with currency rate fluctuations which impact the Company's sales and net income. The Company has entered into foreign currency option contracts to sell yen, on a continuing basis in amounts and timing consistent with the underlying currency exposure so that gains on these transactions partially offset the realized foreign exchange losses on the underlying exposure. The Company realized gains, net of premiums, of $2,232 in 1998, $4,375 in 1997 and $2,687 in 1996 relating to these contracts. At December 31, 1998, the Company has only option contracts to sell yen aggregating $47,288. In the event of a significant strengthening of the U.S. dollar against the yen, the exercise of these options will partially mitigate losses which would be incurred by the Company on the underlying currency exposure. The unamortized premiums associated with these option contracts was $1,389 as of December 31, 1998.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


NOTE L--Income Taxes

  Income taxes have been provided in accordance with the provisions of SFAS No. 109. The Company's provisions for income taxes are summarized as follows:

                                                    1998      1997     1996
                                                  --------  --------  -------
   Domestic and foreign income before income
    taxes:
     Domestic.................................... $(34,658) $(69,479) $   195
     Foreign.....................................   35,660    51,369   56,828
                                                  --------  --------  -------
                                                     1,002   (18,110)  57,023
   Less: Income (loss) on disposal of
    discontinued operations......................   (7,542)      --       --
                                                  --------  --------  -------
     Income (loss) from continuing operations
      before income taxes........................ $  8,544  $(18,110) $57,023
                                                  ========  ========  =======
   Domestic and foreign provisions for income
    taxes:
     Domestic.................................... $ (6,496) $  6,873  $(2,362)
     Foreign.....................................    3,295    13,011   15,427
     State.......................................      186       790      336
                                                  --------  --------  -------
                                                    (3,015)   20,674   13,401
     Less: portion applied to discontinued
      operations.................................   (1,695)      --       --
                                                  --------  --------  -------
                                                  $ (1,320) $ 20,674  $13,401
                                                  ========  ========  =======
   Current and deferred provisions for income
    taxes:
     Current..................................... $  9,747  $ 14,839  $21,613
     Deferred....................................  (12,762)    5,835   (8,212)
                                                  --------  --------  -------
                                                  $ (3,015) $ 20,674  $13,401
                                                  ========  ========  =======

  A summary of the differences between the Company's consolidated effective tax rate and the United States statutory federal income tax rate is as follows:

                                                       1998    1997    1996
                                                       -----   -----   -----
   U.S. statutory income tax rate.....................  35.0 %  35.0 %  35.0 %
   Puerto Rico tax rate benefits...................... (10.8)   (4.0)   (6.4)
   Ireland tax rate benefits.......................... (25.8)   (8.2)  (11.0)
   State income tax, net of federal income tax bene-
    fit...............................................   1.4      .5      .4
   Foreign Sales Corporation income not taxed......... (15.2)   (2.3)   (4.0)
   Change in valuation allowance......................   --      --      9.5
                                                       -----   -----   -----
   Effective tax rate applicable to operations........ (15.4)   21.0    23.5
   Non-deductible charge for purchased research and
    development.......................................   --     93.2     --
                                                       -----   -----   -----
   Effective tax rate................................. (15.4)% 114.2 %  23.5 %
                                                       =====   =====   =====

  Tax exemptions relating to Puerto Rico and Ireland operations are effective through 2004 and 2010, respectively. Income taxes paid (net of refunds) during 1998, 1997, and 1996 were $20,359, $18,704, and $24,228, respectively.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


  The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These earnings amounted to approximately $135,968 at December 31, 1998. If earnings of such foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of approximately $37,769 would have been required.

  At December 31, 1998, the Company has foreign tax credit carryforwards of approximately $9,300 that expire in the years 1999 through 2003. General business credit carryforwards of approximately $5,900 expire in the years 2001 through 2010. Net operating loss carryforwards of $86,854 expire through the year 2013. In addition, the Company has alternative minimum tax credit carryforwards of approximately $15,166 which can be carried forward indefinitely.

  Significant components of the Company's net deferred tax assets are as follows:

                                                             1998      1997
                                                           --------  --------
     Intercompany and inventory related transactions...... $ 18,467  $ 15,962
     Postretirement benefits other than pensions..........    3,555     3,605
     Tax credits (including foreign tax credits on
      unremitted earnings)................................   44,396    50,064
     Net operating loss carryforwards.....................   30,399    10,750
     Deferred gain on sale of securities..................      --      8,750
     Restructuring and divestiture related costs..........   12,484       --
     Amortization of intangible assets....................   20,483    22,247
     Depreciation.........................................   (4,610)   (3,756)
     Other, net...........................................   (3,508)    3,273
                                                           --------  --------
                                                            121,666   110,895
     Valuation allowance..................................  (13,121)  (22,135)
                                                           --------  --------
     Net deferred tax asset............................... $108,545  $ 88,760
                                                           ========  ========

  The valuation allowance is provided primarily against foreign tax credit carryforwards and foreign tax credits on unremitted earnings which can be utilized against future taxable income in the United States. The change in valuation allowance for the year results from the write down of certain tax credits for which the valuation allowance had been previously established. These tax credits have expired and are no longer available to the Company. Although realization is not assured, the Company believes it is more likely than not that the remainder of the deferred tax asset, net of the valuation allowance, will be realized primarily because of the anticipated increase of taxable income in the U.S. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

NOTE M--Legal Proceedings

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

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


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

  In the past the Company has been named as a potentially responsible party by the Environmental Protection Agency ("EPA") at twelve hazardous waste ("Superfund") sites and prior to 1995, the Company had paid $14,000 to settle claims at those sites. However, as is typical with settlements in such Superfund proceedings, EPA and the relevant state agencies reserved the right to maintain actions against the settling parties, including the Company, in the event certain actions occur or do not occur. In addition, during 1998 the Company was named as a potentially responsible party in a Massachusetts proceeding with respect to two sites to which chemical wastes from one of the above Superfund sites were transshipped. Due to the fact that Superfund sites at which the Company was named a potentially responsible party are in the late stages of remedy and a significant portion of the remedy cost has already been funded, and that the remedies required at the above Massachusetts sites are believed to be relatively modest and the Company's share is expected to be limited, the Company believes that its probable future financial obligation at December 31, 1998 will not materially affect its future operating results and liquidity. Amounts paid by the Company in 1998 and 1997 with respect to the Superfund obligations were insignificant.

  The Company is also subject to a number of other claims and legal proceedings which, in the opinion of the Company's management, are incidental to the Company's normal business operations. In the opinion of the Company, although final settlement of these suits and claims may impact the Company's financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on the Company's financial position.

NOTE N--Leases

  Operating lease agreements cover sales offices, manufacturing and warehouse space. These leases have expiration dates through 2008. Certain land and building leases contain renewal options for periods ranging from one to ten years and purchase options at fair market value. Rental expense was $12,033 in 1998, $11,849 in

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)

1997, and $9,034 in 1996. At December 31, 1998 future minimum rents payable under noncancelable leases with initial terms exceeding one year were as follows:

     1999............................................................... $11,684
     2000...............................................................   8,957
     2001...............................................................   4,509
     2002...............................................................   3,973
     2003...............................................................   3,317
     2004-2008..........................................................   9,672

  At December 31, 1998, the Company had long-term lease obligations related to three Tylan manufacturing sites vacated as part of the Tylan integration. Amounts associated with these leases are excluded from the above presentation. Costs expected to be incurred by the Company to vacate these premises prior to completion of each respective lease term are accrued as discussed in Note E.

  As part of the announced restructuring program, the Company plans to establish regional transaction service centers resulting in the elimination of duplicate facilities. The Company will vacate these facilities by 2000. Accordingly, future rents payable under these leases are included for 1999 through 2000. Costs expected to be incurred by the Company to vacate these premises prior to completion of each respective lease term are accrued, as discussed in Note C.

NOTE O--Stock Plans

 Stock Option Plans

  The Company has two fixed option plans which reserve shares of common stock for issuance to key employees and directors, respectively. The Company also has a stock purchase plan which allows employees to purchase shares of the Company's common stock as discussed below. The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and basic earnings per share would have been reduced by $3,748 or $0.08 per share in 1998, $2,112 or $0.05 per share in 1997, and $1,015 or $0.02 per share in
1996. The weighted average fair value of options granted under the stock option plan was $8.29 in 1998, $11.13 in 1997, and $12.48 in 1996. The
weighted average fair value of shares issued under the employee stock purchase plan was $4.61 in 1998 and 1997, and $3.97 in 1996. The pro forma expense amounts assume that the fair value assigned to the option grants was amortized over the vesting period of the options, which is four years, while the fair value assigned to grants under the stock purchase plan is recognized in full at the date of grant.

  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes model with the following assumptions in 1998, 1997 and 1996: expected life of five years and an expected annual dividend increase of $.04 per year. The expected volatility was 30 percent in 1998 and 25 percent in 1997 and 1996. The weighted average risk-free interest rate was 4.5 percent in 1998, 5.9 percent in 1997 and 6.1 percent in 1996. This rate approximated that of 5 year U.S. government interest bearing securities.

 1995 Combined Stock Option Plan

  During 1996, the Company adopted the "1995 Combined Stock Option Plan", which replaced the "1985 Combined Stock Option Plan". The terms of the 1995 Plan are substantially similar to those of the 1985 Plan.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


In conjunction with the adoption of the 1995 Plan, shares authorized for issuance under the Plan, when aggregated with shares authorized under the 1985 Plan, were increased from 8,100,000 to 9,131,000. The Plan provides that the option price per share may not be less than the fair market value of the stock at the time the option is granted and that options must expire not later than 10 years from the date of grant.

 Non-Employee Director Stock Option Plan

  Under the Company's Non-Employee Director Stock Option Plan, each eligible director receives an option to purchase 4,000 shares of Millipore common stock on the date of his or her first election, and thereafter automatically receives an additional option to purchase 2,000 shares at the first board of directors meeting following the Annual Meeting of Shareholders. The plan provides that the option price per share may not be less then the fair market value of the stock at the time the option is granted. At December 31, 1998, 153,500 options are both issued and outstanding.

  Stock activity under both the 1995 Combined Stock Option Plan and the Non-Employee Director Stock Option Plan is presented as follows:

                                                             Weighted Average
                                     Option       Option      Exercise Price
                                     Shares        Price        Per Share
                                    ---------  ------------- ----------------
   Outstanding at December 31,
    1995........................... 3,056,000  $13.56-$37.63      $20.76
     Granted.......................   479,000  $37.63-$42.00      $41.29
     Exercised.....................  (384,000) $13.56-$37.63      $17.37
     Canceled......................   (62,000) $16.88-$37.63      $25.06
                                    ---------  -------------      ------
   Outstanding at December 31,
    1996........................... 3,089,000  $13.81-$42.00      $24.28
                                    ---------  -------------      ------
     Granted.......................   699,000  $36.94-$44.13      $37.98
     Exercised.....................  (303,000) $13.81-$37.63      $18.25
     Canceled......................   (24,000) $17.44-$42.00      $29.19
                                    ---------  -------------      ------
   Outstanding at December 31,
    1997........................... 3,461,000  $13.81-$44.13      $27.54
                                    ---------  -------------      ------
     Granted.......................   884,000  $18.88-$48.13      $29.07
     Exercised.....................  (155,000) $14.50-$23.69      $17.32
     Canceled......................   (79,000) $17.25-$43.50      $36.74
                                    ---------  -------------      ------
   Outstanding at December 31,
    1998........................... 4,111,000  $13.81-$48.13      $28.08
                                    ---------  -------------      ------
   Exercisable at:
     December 31, 1998............. 2,408,000
     December 31, 1997............. 2,092,000
     December 31, 1996............. 1,926,000

  The following table summarizes information about stock options at December 31, 1998:

                 Options Outstanding                    Options Exercisable
   ----------------------------------------------------------------------------
                                 Weighted
                                  Average   Weighted
                      Options    Remaining  Average                 Weighted
      Range of      Outstanding Contractual Exercise Exercisable    Average
   Exercise Price   at 12/31/98    Life      Price   at 12/31/98 Exercise Price
   --------------   ----------- ----------- -------- ----------- --------------
   $13.81-$23.69     1,771,000        5      $18.68   1,763,000      $18.67
   $26.38-$37.50     1,431,000       10      $32.06     148,000      $36.27
   $37.63-$48.13       909,000        8      $40.14     497,000      $39.61
   -------------     ---------                        ---------
   $13.81-$48.13     4,111,000                        2,408,000

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)

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

  In 1998, 1997 and 1996, shares issued under the Plan were 38,000, 33,000 and 72,000, respectively. As of December 31, 1998, 225,000 shares of Millipore common stock were available for sale to employees under the Plan.

 Incentive Plan for Senior Management

  Under this plan, Millipore common stock is awarded to key members of senior management at no cost to them. The stock cannot be sold, assigned, transferred or pledged during a restriction period which is normally four years but in some cases may be less. In most instances, shares are subject to forfeiture should employment terminate during the restriction period.

  The stock issued under the plan is recorded at its fair market value on the award date; the related deferred compensation is amortized to selling, general and administrative expenses over the restriction period. At the end of 1998, 1997, and 1996, 139,000, 117,000 and 119,000 shares, respectively, were outstanding under the plan. Plan expense was $800 in 1998, $657 in 1997 and $559 in 1996. As of December 31, 1998, 9,500 shares of Millipore common stock were available for future awards under this plan.

NOTE P--Employee Retirement Plans

 Participation and Savings Plan

  The Millipore Corporation Employees' Participation and Savings Plan ("Participation and Savings Plan"), maintained for the benefit of all U.S. employees, combines both a defined contribution plan ("Participation Plan") and an employee savings plan ("Savings Plan"). Contributions to the Participation Plan are allocated among the U.S. employees of the Company who have completed at least two years of continuous service on the basis of the compensation they received during the year for which the contribution is made. The Savings Plan allows employees with one year of continuous service to make certain tax-deferred voluntary contributions which the Company matches with a 25 percent contribution (50 percent contribution for employees with 10 or more years of service). Total expense under the Participation and Savings Plan was $7,392 in 1998, $6,700 in 1997 and $4,866 in 1996.

 Retirement Plan

  The Company's Retirement Plan for Employees of Millipore Corporation ("Retirement Plan") is a defined benefit plan for all U.S. employees which provides benefits to the extent that assets of the Participation Plan, described above, do not provide guaranteed retirement income levels. Guaranteed retirement income levels are determined based on years of service and salary level as integrated with Social Security benefits. Employees are eligible under the Retirement Plan after one year of continuous service and are vested after five years of service. For accounting purposes, the Company uses the projected unit credit method of actuarial valuation. The actuarial method for funding purposes is the entry age normal method. The Company contributes annually to the Retirement Plan, subject to Internal Revenue Service and ERISA funding limitations. No contributions were required for 1998, 1997 and 1996. Plan assets are invested primarily in mutual funds and money market funds.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


  In addition to the Retirement Plan, the Company sponsors several unfunded defined benefit postretirement plans covering all U.S. employees, which are included in Other Benefits. The plans provide medical and life insurance benefits and are, depending on the plan, either contributory or non-contributory.

  Plan data as of December 31, 1997 includes assets and obligations pertaining to employees of the Company's former Waters Division, as the assets subject to these former employees had not yet been transferred to Waters Corporation. In the second quarter of 1998, the Company transferred $2,440 of plan assets (including interest through the date of the transfer) and $400 of benefit obligations from its Retirement Plan to the Waters Retirement Plan. In order to fund the transfer, the Company made a contribution of $2,255 to its Retirement Plan in accordance with ERISA funding requirements. These amounts had been previously accrued and included in net loss on disposal of discontinued operations in 1994.

  The following tables summarize the funded status of the Employee Retirement Plans and amounts reflected in the Company's consolidated balance sheets at December 31, based on Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits.

                                         Pension Benefits    Other Benefits
                                         ------------------ ------------------
                                           1998     1997      1998      1997
                                         --------  -------- --------  --------
   Change in benefit obligation:
     Benefit obligation at beginning of
      year.............................  $  7,824  $ 7,022  $  6,584  $  6,809
     Service cost......................        27      270       379       317
     Interest cost.....................       524      523       448       418
     Plan participants' contributions..       321      245        75        71
     Actuarial loss (gain).............       552      423       515      (777)
     Acquisitions......................       --       --        --        150
     Benefits paid.....................    (1,006)    (659)     (428)     (404)
     Settlement........................      (400)     --        --        --
                                         --------  -------  --------  --------
     Benefit obligation at end of
      year.............................  $  7,842  $ 7,824  $  7,573  $  6,584
                                         ========  =======  ========  ========
   Change in plan assets:
     Fair value of plan assets at
      beginning of year................  $  8,794  $ 7,657  $    --   $    --
     Actual return on plan assets......     1,311    1,551       --        --
     Company contributions.............     2,255      --        353       333
     Plan participant contribution.....       321      245        75        71
     Benefits paid.....................    (1,006)    (659)     (428)     (404)
     Settlement........................    (2,440)     --        --        --
                                         --------  -------  --------  --------
     Fair value of plan assets at end
      of year..........................  $  9,235  $ 8,794  $    --   $    --
                                         ========  =======  ========  ========
   Funded status.......................  $  1,394  $   970  $ (7,573) $ (6,584)
   Unrecognized net loss (gain)........     2,235    2,542    (2,939)   (3,587)
   Unrecognized prior service cost.....        89      100       --        --
   Unrecognized net transition obliga-
    tion...............................      (311)    (411)      --        --
                                         --------  -------  --------  --------
   Prepaid (accrued) benefit cost......  $  3,407  $ 3,201  $(10,512) $(10,171)
                                         ========  =======  ========  ========

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


                                              Pension
                                              Benefits       Other Benefits
                                           ----------------  ----------------
                                           1998  1997  1996  1998  1997  1996
                                           ----  ----  ----  ----  ----  ----
   Weighted average assumptions as of
    December 31:
     Discount rate........................ 6.5%  7.0%  7.5%  6.5%  7.0%  7.5%
     Expected return on plan assets....... 8.0%  8.0%  8.0%  N/A   N/A   N/A
     Rate of compensation increase........ 5.0%  5.0%  5.0%  N/A   N/A   N/A

  For measurement purposes, a 6 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5 percent for 2000 and remain at that level thereafter.

                                    Pension Benefits      Other Benefits
                                    -------------------  -------------------
                                    1998   1997   1996   1998   1997   1996
                                    -----  -----  -----  -----  -----  -----
   Components of net periodic
    benefit cost:
     Service cost (benefit)........ $  27  $ 270  $ (29) $ 379  $ 317  $ 298
     Interest cost.................   524    523    499    449    418    453
     Expected return on plan
      assets.......................  (690)  (589)  (569)   --     --     --
     Amortization of unrecognized
      gain.........................   (82)   (84)   (84)  (133)  (166)  (205)
     Amortization of prior service
      cost.........................    11     11     11    --     --     --
     Recognized actuarial loss.....   121    187    274    --     --     --
                                    -----  -----  -----  -----  -----  -----
     Net periodic benefit cost..... $ (89) $ 318  $ 102  $ 695  $ 569  $ 546
                                    =====  =====  =====  =====  =====  =====

  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects.

                                                            1% Point 1% Point
                                                            Increase Decrease
                                                            -------- --------
     Effect on total of services and interest cost compo-
      nents................................................   $133    $(114)
     Effect on postretirement benefit obligations..........    960     (852)

NOTE Q--Business Segment Information

  The Company adopted Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131) as of December 31, 1998 and prior year information was restated in conformity with this accounting standard. The Company has two reportable business segments as defined by the FAS 131--Biopharmaceutical & Research and Microelectronics.

  The Biopharmaceutical & Research segment develops, manufactures and sells consumable products and capital equipment to pharmaceutical companies, biotechnology companies, food and beverage companies, university and government laboratories and research institutes. The segment also provides process design, engineering and repair services to it customers. The product offering of the Biopharmaceutical & Research segment include membranes, membrane based filter and separation devices, test kits, laboratory water purification systems, resin based cartridge filters, laboratory test equipment and manufacturing process equipment. The segment's products are used in laboratory and research applications for detecting and identifying molecules, compounds or micro-organisms in a fluid sample. Filters, separation devices and process equipment sold by the segment are used in manufacture of pharmaceutical products, diagnostic devices and beverages to isolate and purify specific components or to remove contaminants in a fluid stream. The products are sold worldwide principally through a direct sales force. Distributors are used in selected regions for specific product lines.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


  The Microelectronics segment develops, manufactures and sells consumables and capital equipment to semiconductor fabrication companies as well as OEM suppliers to those companies. The segment also provides capital equipment warranty and repair services to its customers. Microelectronics products include membrane and metal based filters, housings, precision liquid dispense filtration pumps, resin based gas purifiers and mass flow and pressure controllers. The segment's products are used by customers in manufacturing operations to remove contaminants in process fluid streams and process gas applications to purify process gases, to measure and control flow rates in process gas streams and to control and monitor pressure and vacuum levels in process chambers. The products are sold worldwide through a direct sales force.

  The operating segment results for Biopharmaceutical & Research, Microelectronics and Corporate included below are presented in "local currencies". For comparability of financial results, the foreign currency balances, in all periods presented, are translated at Millipore's 1998 budgeted exchange rates which differ from actual rates of exchange. The foreign exchange impact is shown separately and reconciles the local currency reporting to the consolidated results at the actual rates of exchange. This provides a clearer presentation of underlying trends in the Company's business, before the impact of foreign currency translation.

 Operating Segments:

                                                     Consolidated Net Sales
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
     Biopharmaceutical & Research................. $526,982  $491,369  $409,831
     Microelectronics.............................  188,222   261,810   159,944
     Foreign exchange.............................  (15,897)    5,740    48,960
                                                   --------  --------  --------
       Total net sales............................ $699,307  $758,919  $618,735
                                                   ========  ========  ========
                                                     Consolidated Operating
                                                         (Loss) Income
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
     Biopharmaceutical & Research................. $107,932  $100,190  $ 82,292
     Microelectronics.............................  (16,627)   33,748    40,021
     Corporate....................................  (26,820)  (27,726)  (23,366)
     Restructuring and unusual charges............  (60,582) (119,091)  (68,311)
     Foreign exchange.............................   (4,569)   13,986    29,776
                                                   --------  --------  --------
       Total operating (loss) income.............. $   (666) $  1,107  $ 60,412
                                                   ========  ========  ========
                                                        Depreciation and
                                                     Amortization Expense,
                                                     included in Operating
                                                         (Loss) Income
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
     Biopharmaceutical & Research................. $ 18,013  $ 15,200  $ 13,420
     Microelectronics.............................   12,567     9,892     3,847
     Corporate....................................   13,109    14,504    10,334
     Foreign exchange.............................      720     1,065     2,986
                                                   --------  --------  --------
       Total depreciation and amortization........ $ 44,409  $ 40,661  $ 30,587
                                                   ========  ========  ========

                             MILLIPORE CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)
                (In thousands except share and per share data)


                                                             Segment Assets--
                                                              Inventory only
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
     Biopharmaceutical & Research........................... $ 77,274  $ 82,245
     Microelectronics.......................................   28,368    37,578
     Corporate..............................................   (1,083)   11,095
     Foreign exchange.......................................    2,682    (3,726)
                                                             --------  --------
       Total segment assets................................. $107,241  $127,192
                                                             ========  ========

 Geographical Segments:

  The Company attributes net sales and long-lived assets to different geographic areas on the basis of the location of the customer. The Company has three geographic regions. The United States represents greater than 90% of the Americas region. Net sales and long-lived asset information by geographic area in U.S. dollars as of December 31, 1998, 1997 and 1996 and for each of the three years ended December 31, 1998 is presented as follows:

                                                              Net Sales
                                                      --------------------------
                                                        1998     1997     1996
                                                      -------- -------- --------
     Americas........................................ $292,173 $321,634 $217,700
     Europe..........................................  237,786  222,452  192,827
     Japan and Asia..................................  169,348  214,833  208,208
                                                      -------- -------- --------
       Total......................................... $699,307 $758,919 $618,735
                                                      ======== ======== ========
                                                      Long-Lived Assets
                                                      -----------------
                                                        1998     1997
                                                      -------- --------
     Americas........................................ $254,017 $248,464
     Europe..........................................   58,179   50,002
     Japan and Asia..................................   36,947   33,172
                                                      -------- --------
       Total......................................... $349,143 $331,638
                                                      ======== ========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Millipore Corporation:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Millipore Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
January 20, 1999, except for Note B, for which the date is February 5, 1999

Quarterly Results (Unaudited)

  The Company's unaudited quarterly results are summarized below.

                                First     Second    Third     Fourth
                               Quarter   Quarter   Quarter   Quarter     Year
                               --------  --------  --------  --------  --------
                                  (In thousands, except per share data)
1998
Net sales....................  $185,662  $175,172  $159,181  $179,292  $699,307
Cost of sales................    86,429    85,507   101,493    91,038   364,467
                               --------  --------  --------  --------  --------
  Gross profit...............    99,233    89,665    57,688    88,254   334,840
Selling, general and
 administrative expenses.....    61,687    60,809    56,588    57,437   236,521
Research and development
 expenses....................    13,135    13,910    13,301    13,232    53,578
Restructuring charges........       --        --     33,641       --     33,641
Settlement of litigation.....    11,766       --        --        --     11,766
                               --------  --------  --------  --------  --------
  Operating income (loss)....    12,645    14,946   (45,842)   17,585      (666)
Gain on sale of equity
 securities..................    35,594       --        --        --     35,594
Interest income..............       614       761       877       838     3,090
Interest expense.............    (7,073)   (7,058)   (7,098)   (8,245)  (29,474)
                               --------  --------  --------  --------  --------
  Income (loss) from
   continuing operations
   before income taxes.......    41,780     8,649   (52,063)   10,178     8,544
Provision (benefit) for
 income taxes................    10,370     1,816   (15,643)    2,137    (1,320)
                               --------  --------  --------  --------  --------
Net income (loss) from
 continuing operations.......    31,410     6,833   (36,420)    8,041     9,864
Net loss on disposal of
 discontinued operations.....       --        --      5,847       --      5,847
                               --------  --------  --------  --------  --------
Net income (loss)............  $ 31,410  $  6,833  $(42,267) $  8,041  $  4,017
                               ========  ========  ========  ========  ========
Basic net income (loss) per
 share:
  Income (loss) from
   continuing operations.....  $   0.72  $   0.16  $  (0.83) $   0.18  $   0.22
  Net income (loss) per
   share.....................  $   0.72  $   0.16  $  (0.96) $   0.18  $   0.09
Diluted net income (loss) per
 share:
  Income (loss) from
   continuing operations.....  $   0.71  $   0.15  $  (0.83) $   0.18  $   0.22
  Net income (loss) per
   share.....................  $   0.71  $   0.15  $  (0.96) $   0.18  $   0.09
Weighted average shares
 outstanding
  Basic......................    43,727    43,819    43,891    44,005    43,864
  Diluted....................    44,307    44,327    43,891    44,294    44,289
1997
Net sales....................  $178,839  $192,498  $184,544  $203,038  $758,919
Cost of sales................    80,634    86,424    82,372    92,807   342,237
                               --------  --------  --------  --------  --------
  Gross profit...............    98,205   106,074   102,172   110,231   416,682
Selling, general and
 administrative expenses.....    59,777    63,273    58,965    63,570   245,585
Research and development
 expenses....................    13,151    15,003    14,353    13,392    55,899
Purchased research and
 development expense.........   114,091       --        --        --    114,091
                               --------  --------  --------  --------  --------
  Operating (loss) income....   (88,814)   27,798    28,854    33,269     1,107
Gain on sale of equity
 securities..................     1,769       --      5,304     1,257     8,330
Interest income..............       761       636       708       832     2,937
Interest expense.............    (6,024)   (8,159)   (8,026)   (8,275)  (30,484)
                               --------  --------  --------  --------  --------
  (Loss) income before income
   taxes.....................   (92,308)   20,275    26,840    27,083   (18,110)
Provision (benefit) for
 income taxes................     5,454     3,894     5,637     5,689    20,674
                               --------  --------  --------  --------  --------
  Net (loss) income..........  $(97,762) $ 16,381  $ 21,203  $ 21,394  $(38,784)
                               ========  ========  ========  ========  ========
  Net (loss) income per
   share:
   Basic.....................  $  (2.25) $   0.38  $   0.49  $   0.49  $  (0.89)
   Diluted...................  $  (2.25) $   0.37  $   0.48  $   0.48  $  (0.89)
Weighted average shares
 outstanding
  Basic......................    43,391    43,512    43,565    43,629    43,527
  Diluted....................    43,391    44,274    44,428    44,344    43,527

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-K

                                 ANNUAL REPORT

                                      OF

                             MILLIPORE CORPORATION

                  For the Fiscal Year Ended December 31, 1998



                               ****************


                                   EXHIBITS


                               ****************


================================================================================

                               INDEX TO EXHIBITS

                                                                                                        EXHIBIT VOLUME
EXHIBIT NO.                         DESCRIPTION                                                           PAGE NO.
-----------                         -----------                                                           --------
3.1         Restated Articles of Organization, as amended May 6, 1996...................................   **

3.2         By Laws, as amended.........................................................................   **

4.1         Indenture dated as of May 3, 1995, relating to the issuance of
            $100,000,000 principal amount of Company's 6.78% Senior
            Notes due 2004..............................................................................   **

4.2         Indenture dated as of April 1, 1997, relating to
            the issuance Debt Securities in Series......................................................   **

10.1        Distribution Agreement, dated as of July 1, 1996, by and
            among the Company and Fisher Scientific Company.............................................   **

10.2        Revolving Credit Agreement, dated as of January 22, 1997, among
            Millipore Corporation and The First National Bank of Boston, ABM
            AMRO Bank N.V. and certain other lending institutions
            which are or become parties thereto.........................................................   **

10.3        Shareholder Rights Agreement, dated as of April 15, 1988,
            between Millipore and The First National Bank of Boston.....................................   **

10.4        Long Term Restricted Stock (Incentive) Plan for Senior Management...........................   **

10.5        1985 Combined Stock Option Plan.............................................................   **

10.6        Supplemental Savings and Retirement Plan for Key
            Salaried Employees of Millipore Corporation.................................................   **

10.7        Executive Termination Agreement.............................................................   **

10.8        Executive "Sale of Business" Incentive Termination Agreements...............................   **

10.9        1995 Employee Stock Purchase Plan...........................................................   **

10.10       1995 Management Incentive Plan..............................................................   **

10.11       1995 Combined Stock Option Plan, as amended.................................................   **

10.12       Second Amendment, effective as of September 30, 1998, to
            Revolving Credit Agreement, dated as of January 22, 1997, among
            Millipore Corporation and The First National Bank of Boston, ABM
            AMRO Bank N.V. and certain other lending institutions.......................................    4

10.13       Note Purchase and Exchange Agreement, as amended through
            November 2, 1998, between Millipore Corporation and
            Metropolitan Life Insurance Company.........................................................   21

================================================================================
**          Incorporated by Reference to a prior filing with the Commission

                          INDEX TO EXHIBITS [Cont'd]

                                                                                                         Exhibit Volume
Exhibit No.                         Description                                                              Page No.
-----------                         -----------                                                              --------
10.14       Form of letter agreement with directors relating to the deferral of directors fees and conversion into phantom
            stock units ................................................................................     98

10.15       1989 Stock Option Plan for Non-Employee Directors ..........................................    102

10.16       Commercial Lease Agreement between EBP 3, Ltd.
            and Millipore Corporation with respect to Premises
            located in Allen, Texas ....................................................................    111

11          Computation of Per Share Earnings...........................................................    *+

21          Subsidiaries of Millipore Corporation.......................................................    148

23          Consent  of Coopers & Lybrand L.L.P.........................................................    150

24          Power of Attorney...........................................................................    152

27          Financial Data Schedule.....................................................................    155++++

================================================================================
*+          Incorporated by reference to Note F to Financial Statements on page
            F-13
++++        EDGAR Filing only