Form 10-Q
period 1999-03-31
MILLIPORE CORP
filed 1999-05-10
CIK 66479

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Yes    X     No


The Company had 44,123,810 shares of common stock outstanding as of April 30, 1999.



                      MILLIPORE CORPORATION
                       INDEX TO FORM 10-Q





                                                     Page No.
Part I.   Financial Information

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets -
             March 31,1999 and December 31, 1998        2

          Consolidated Statements of Income -
             Three Months Ended March 31, 1999 and 1998 3

          Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1999 and 1998 4

          Notes to Consolidated Condensed
             Financial Statements                     5-7

Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations
8-12

Part II.  Other Information

Item 1.   Legal proceedings                            13

Item 4.   Submission of Matters to a Vote of Security Holders
                                                       13

Item 6.   Exhibits and Reports on Form 8-K             13

          Signatures                                   14





                      MILLIPORE CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                           March 31,      December 31,
                                              1999           1998
ASSETS                                    (Unaudited)
Current assets
   Cash and cash equivalents           $      28,736       $ 36,022
   Accounts receivable, net                  158,915        154,258
   Inventories                               101,434        107,241
   Other current assets                        9,153          7,231
Total Current Assets                         298,238        304,752

Property, plant and equipment, net           228,225        237,414
Deferred income taxes                        108,545        108,545
Intangible assets                             74,040         76,507
Other assets                                  34,116         35,222

Total Assets                           $     743,164      $ 762,440


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes payable                        $    165,000      $ 171,340
   Accounts payable                           39,940         39,729
   Accrued expenses                           70,343         75,544
   Dividends payable                           4,849          4,847
   Accrued retirement plan contributions       3,414          6,931
   Accrued income taxes payable                4,382            290
Total Current Liabilities                    287,928        298,681

Long-term debt                               296,016        299,110
Other liabilities                             28,055         27,741
Shareholders' equity
   Common stock                               56,988         56,988
   Additional paid-in capital                 11,780         11,780
   Retained earnings                         478,846        472,746
   Accumulated other comprehensive loss      (39,944)       (27,668)
                                             507,670        513,846
   Less: Treasury stock, at cost, 12,905
   shares in 1999 and 12,921 in 1998        (376,505)      (376,938)
Total Shareholders' Equity                   131,165        136,908

Total Liabilities and Shareholders'     $    743,164     $  762,440
Equity



 The accompanying notes are an integral part of the consolidated condensed financial statements.


                               -2-
                        MILLIPORE CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME
                (In thousands except per share data)
                             (Unaudited)

                                            Three Months Ended
                                                March 31,
                                           1999           1998
Net sales                                 $180,403        $185,662
Cost of sales                              84,895          86,429
       Gross profit                        95,508          99,233

Selling, general & administrative          61,833          61,687
expenses
Research & development expenses            12,345          13,135
Settlement of litigation                        -          11,766
       Operating income                    21,330          12,645

Gain on sale of equity securities               -          35,594
Interest income                               699             614
Interest expense                          (7,779)         (7,073)

        Income before income taxes         14,250           41,780

Provision for income taxes                  2,993           10,370

Net income                                $11,257         $ 31,410

Net income per share:
   Basic                                  $  0.26         $   0.72
   Diluted                                $  0.25         $   0.71

Cash dividends declared per share         $  0.11         $   0.10

Weighted average shares outstanding:
   Basic                                   44,078           43,727
   Diluted                                 44,477           44,307








   The accompanying notes are an integral part of the consolidated condensed financial statements.


                                 -3-
                      MILLIPORE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                                Three Months Ended
                                                    March 31,
                                               1999           1998
Cash Flows From Operating Activities:
Net Income                                  $ 11,257       $31,410
Adjustments to reconcile net income to net
cash provided by (used in) operating
activities:
 Depreciation and amortization                11,279        10,716
 Gain on sale of equity securities                 -       (35,594)
 Deferred tax benefit                              -         8,750
 Changes in operating assets and
liabilities, net:
   (Increase) in accounts receivable         (10,288)       (924)
   Decrease (increase) in inventories          1,011       (16,945)
   (Increase) in other current assets and
other assets                                   (160)       (3,985)
    (Decrease) increase in accounts payable
and accrued expenses                         (1,715)        10,115
    (Decrease) in accrued retirement plan
contributions, accrued income taxes and
other                                        (1,602)       (4,424)
Net cash provided by (used in) operating
activities                                     9,782        (881)

Cash Flows From Investing Activities:
Additions to property, plant and equipment   (4,834)       (10,735)
Proceeds from sale of equity securities            -       35,594
Net cash (used in) provided by investing
activities                                   (4,834)       24,859

Cash Flows From Financing Activities:
Issuance of treasury stock under stock
plans                                            439        1,851
Net change in short-term debt                (6,340)       (6,821)
Dividends paid                               (4,851)       (4,369)
Net cash provided by financing activities    (10,752)      (9,339)

Effect of foreign exchange rates on cash
and cash equivalents                         (1,482)       (1,169)
Net (decrease) increase in cash and cash
equivalents                                  (7,286)       13,470

Cash and cash equivalents on January 1        36,022        20,269
Cash and cash equivalents on March 31     $   28,736       $33,739

 The accompanying notes are an integral part of the consolidated condensed financial statements.
                               -4-
                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             (Dollars in millions, shares in thousands)

1.    General:   The  accompanying unaudited  consolidated  condensed
  financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit certain information and disclosures normally included in financial statements. These financial statements, which in the opinion of management reflect all adjustments necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The accompanying unaudited consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

2.   Inventories:  Inventories consisted of the following:

                       March 31,         December 31,
                         1999                1998

   Raw materials      $    35.3           $    35.4
   Work in process         20.6                18.6
   Finished goods          45.5                53.2
   Total              $   101.4           $   107.2

3. Property, Plant and Equipment: Accumulated depreciation on property, plant and equipment was $191.4 at March 31,1999, and $188.3 at December 31, 1998.

4. Restructuring Charges: In the second quarter of 1998, the Company announced a restructuring program which was undertaken to improve the competitive position of the Company by streamlining worldwide operations and reducing the overall cost structure. The
  program   included  the  consolidation  of  certain   manufacturing
  operations,   realignment   of  various  international   subsidiary
  organizations to focus on operating business units and discontinuance of non-strategic product lines. In the third quarter of 1998, the Company recorded an expense associated with these activities of $42.8 ($29.1 after tax) including a restructuring charge of $33.6 and a $9.2 charge against cost of sales for inventory and fixed asset write-offs associated with the rationalization of its product offering and elimination of non-strategic business lines. The non-strategic product lines consisted of high pressure liquid chromatography equipment, semiconductor fab monitoring and control software and various filtration devices. The $33.6 restructuring charge included $18.3 of employee severance costs, $1.8 for the write-down to fair value of fixed assets and $7.7 for intangible assets associated with the discontinued product lines, $3.8 of lease cancellation costs and $2.0 of contract termination costs.

  The restructuring initiatives combined with the consolidation of the Company's microelectronics plants resulted in the elimination of 620 positions worldwide (400 positions in manufacturing operations, 160 in selling, general and administrative positions and 60 in research and development). Notification to employees was completed in 1998, although a small number of the employees affected will continue working in their existing positions through 1999 with their related salary costs charged to operations as incurred. Under the terms of the severance agreements, the Company expects to pay the majority of the severance and associated benefits during the second half of the year and into the early part of 2000.

  Following is a summary of the restructuring program reserve balances at March 31, 1999:

                             Balance at                      Balance at
                            December 31,        Cash         March 31,
                                1998       Disbursements        1999
   Employee severance costs $    12.8       $    1.8        $ 11.0
   Lease cancellation costs       3.7            0.2           3.5
   Contract    terminations       2.0             -            2.0
   and other costs
   Total                    $    18.5       $    2.0        $ 16.5

                                 -5-


                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             (Dollars in millions, shares in thousands)

5. Business Segment Information: The Company has two reportable business segments Biopharmaceutical & Research and Microelectronics. The results for Biopharmaceutical & Research, Microelectronics and
  Corporate   are   presented  below  in  "local  currencies".    For
  comparability of financial results, the local currency results are calculated by translating the foreign currency balances, in the periods presented, at Millipore's 1999 budgeted exchange rates, which differ from actual rates of exchange. The foreign exchange impact is shown separately and reconciles the local currency reporting to the consolidated results at the actual rates of exchange. This provides a clearer presentation of underlying trends in the Company's business, before the impact of foreign currency translation.

                                        Three Months Ended
                                            March 31,
    Consolidated Net Sales             1999           1998
    Biopharmaceutical & Research       $138.7        $ 129.5
    Microelectronics                     42.3           62.0
    Foreign exchange                    (0.6)           (5.8)
    Total net sales                    $180.4         $ 185.7

    Consolidated Operating             1999           1998
    Income
    Biopharmaceutical & Research       $30.3         $26.8
    Microelectronics                    1.0          7.9
    Corporate                           (9.1)       (9.2)
    Settlement of litigation               -       (11.8)
    Foreign exchange                    (0.9)       (1.1)
    Total operating income           $  21.3        $ 12.6

6. Basic and Diluted Earnings Per Share: The following table sets forth the computation of basic and diluted earnings per share.

                                             Three Months Ended
                                                  March 31,
                                               1999       1998
   Numerator:
   Net income                                $  11.3     $31.4

   Denominator:
   For basic earnings per share:
   Weighted average shares outstanding        44,078     43,727

   Effect   of  dilutive  securities-stock       399     580
   options

   For diluted earnings per share:
   Weighted average shares outstanding        44,477     44,307

   Net income per share:
       Basic                                 $  0.26     $0.72
       Diluted                               $  0.25     $0.71



                                 -6-
                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             (Dollars in millions, shares in thousands)

 7. Comprehensive Income: The following table presents the components of comprehensive income (loss), net of taxes:

                                           Three Months
                                              Ended
                                            March 31,
                                           1999    1998
  Unrealized holding gains                $0.9    $10.8

  Reclassification adjustment for
   gains realized in net income           (0.2)   (28.1)

  Net unrealized gain (loss)               0.7    (17.3)

   Foreign currency translation           (13.0)  (0.8)
   adjustments

   Other comprehensive loss               (12.3)  (18.1)

   Net income                             11.3    31.4

   Total comprehensive (loss) income      $(1.0)  $ 13.3


8. New Accounting Pronouncements: In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2000 for the Company. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity and results of operations.















                                 -7-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (In millions, except per share data)

Forward Looking Statements
The following discussion and analysis includes certain forward-looking statements which are subject to substantial risks and uncertainties described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Such forward-looking statements are based on management's current expectations and actual results may differ materially from the results expressed in, or implied by, these forward-looking statements.

Local Currency Results
The following discussion of the Results of Operations includes reference to revenue, margins and expenses in "local currencies". For comparability of financial results, the foreign currency balances, for the periods presented, are translated at Millipore's 1999 budgeted exchange rates which differ from actual rates of exchange. This provides a clearer presentation of underlying trends in the Company's business, before the impact of foreign currency translation.

Results of Operations
Consolidated net sales for the first quarter of 1999 were $180 million, a decrease of 3% from sales for the same period last year. Revenues decreased 5% as measured in local currency terms for the first quarter of 1999. The Company reported income of $0.25 per share for the first quarter of 1999 compared to income of $0.32 per share for the same period last year, excluding the non-recurring gain on sale of equity securities and the litigation settlement.

The following table summarizes sales growth by business segment and geography in the first quarter of 1999 as compared to the first quarter of 1998:

                                           Sales       Sales
                          March 31,        Growth     Growth
                                          in U.S.      Local
                        1999     1998     Dollars    Currency
   Biopharmaceutical   $ 138     $ 127      10%         7%
   & Research
   Microelectronics       42        59     (29%)       (32%)

       Total           $ 180     $186       (3%)       (5%)


   Americas             $ 75     $ 82       (9%)       (9%)
   Europe                 59        56       6%         3%
   Asia/Pacific           46        48      (2%)       (10%)

       Total           $ 180     $186       (3%)       (5%)


Biopharmaceutical & Research sales, in local currency, increased 7% in the first quarter of 1999 as compared to the first quarter of 1998. The growth was primarily attributable to consumable filtration products used in sterile drug production, laboratory research applications and water filtration devices. The rate of growth for this segment was negatively impacted by a decrease in revenue from the sale of large-scale process systems. The order pattern for large systems is not linear and large orders are received on a periodic basis which may negatively or positively impact quarterly comparisons. Sales growth was positive in all geographies, with the lowest growth rates in the Asia/Pacific region. Some of the economies of this region have begun to stabilize, but continuing recessionary conditions still exist in most of these economies. This segment anticipates continued sales growth for the remainder of 1999.

                                 -8-


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (In millions, except per share data)

Microelectronics sales in local currency, decreased 32% in the first quarter of 1999 compared to the first quarter of 1998. This segment has had negative quarterly sales comparisons starting in the second quarter of 1998 reflecting the impact of the semiconductor industry downturn and the recessionary conditions of the Asia/Pacific region. In the first quarter of 1999, the Company began to see an indication of a recovery in the semiconductor industry coupled with some stabilization of the Asian economies. These improvements, although positive, still continued to negatively impact Microelectronics demand in this period as compared to the same quarter of the prior year.

The Microelectronics segment reported sequential sales growth of 12% in local currency in the first quarter of 1999 as compared with the fourth quarter of 1998. Recent industry reports suggest a reduction in excess capacity in the semiconductor industry and some increase in overall semiconductor demand. While the Company expects these trends, should they continue, to create increased demand for Microelectronics equipment as well as consumables, the timing and extent of the overall industry "recovery" is not certain. The Company expects to report a moderate decrease in the level of sales for the Microelectronics segment in the second quarter of 1999 as compared to the second quarter of 1998.

In the first quarter of 1999 as compared to the first quarter of 1998, the U.S. dollar weakened against most European and Asian currencies. Since the end of the first quarter of 1999, the U.S. dollar has strengthened against most European and Asian currencies, although it is still weaker than reported in 1998. Therefore, if foreign exchange rates remain at April 30, 1999 levels, then expected second quarter sales growth in dollars would be approximately 2 percentage points higher than local currency growth rates reported in the second quarter of 1998. Projected full year 1999 reported sales growth rates are anticipated to be approximately 1 percentage point higher than local currency growth rates.

Gross profit margins were 53% of sales in local currencies in the first quarter of 1999 consistent with those reported in the first quarter of 1998. The Company expects gross margin percentages in the second quarter of 1999 to increase slightly over those reported in the first quarter of 1999.

Selling, general and administrative expenses in local currencies decreased 2% in the first quarter of 1999 as compared to the first quarter of 1998 due primarily to cost containment and restructuring programs initiated during 1998. As a percentage of net sales, selling, general and administrative expenses in local currencies increased 1% primarily as a result of a $10 million reduction in net sales in local currencies.

Research and development expenses in local currencies decreased 7% in the first quarter of 1999 as compared to the first quarter of 1998 due to the restructuring of certain research and development alliance agreements and the consolidation of the Company's Microelectronics operations. Research and development expenses remained unchanged as a percentage of sales in local currencies for the first three months of 1999 compared to those reported in the same period of the prior year.

Net interest expense in the first quarter of 1999 was higher than the first quarter of 1998 due primarily to higher interest rates resulting from the September 1998 renegotiation of the Company's
Revolving Credit Agreement. The Company expects that interest expense in the second quarter and for the year ended 1999 will be slightly higher than 1998 due primarily to higher interest rates.

The effective income tax rate for the first quarter of 1999 was 21.0%, the same as the effective income tax rate from continuing operations for the full year of 1998, excluding the one-time impact of the restructuring program and the litigation settlement. The Company expects to sustain the 21.0% tax rate for the remainder of 1999.


                                 -9-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (In millions, except per share data)

Foreign Exchange
A substantial portion of the Company's business is conducted outside of the United States through its foreign subsidiaries. This business is transacted through the Company's network of international subsidiaries generally in the local currency. This exposes the Company to risks associated with foreign currency rate fluctuations, which can impact the Company's revenue and net income and cash flow. Sourcing of product from international subsidiary plants and active management of cross border currency flows partially mitigates the impact of changes in foreign currency. However, the Company has significant exposure to changes in the Japanese yen that can not be mitigated through normal financing or operating activities. Accordingly, this risk is managed through the use of derivative financial instruments. The income and cash flow exposure is managed through the use of option contracts and the net equity exposure is hedged through the use of debt swap agreements.

The Company has entered into foreign currency option contracts to sell yen, on a continuing basis in amounts and timing consistent with the underlying currency transactions. The gains on these transactions, if any, partially offset the realized foreign exchange losses on the underlying exposure. As of March 31, 1999, the Company had open option contracts to sell yen. In the event of a significant strengthening of the U.S. dollar against the yen, the gains realized from the exercise of these options will partially mitigate losses incurred by the Company on the underlying currency exposure. The financial statement impact of the foreign currency option contracts was immaterial for the first quarters of 1998 and 1999.

The  Company's  net  equity exposure to the  Japanese  yen  has  been effectively hedged through debt swap agreements covering both principal and interest. Pursuant to these agreements $110 million of debt with a weighted average fixed interest rate of 6.7% was swapped for an equivalent value of yen at a weighted average exchange rate of
114.6 yen to the dollar and a weighted average fixed interest rate of 3.6%. The maturities of the swap agreements match those of the underlying debt.

Although the Company mitigates its foreign currency exchange risk through the above activities, when the U.S. dollar strengthens against currencies in which the Company transacts its business, sales and net income will be adversely impacted.

Restructuring Charges
In the second quarter of 1998, the Company announced a restructuring program to improve the competitive position of the Company by streamlining worldwide operations and reducing the overall cost structure. The restructuring program was initiated to bring operating costs in line with lower revenues resulting from the financial difficulties in Asian economies, the strong U.S. dollar and the continuation of the semiconductor industry slump.

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

In  the  third  quarter  of  1998, the Company  recorded  an  expense associated with these activities of $42.8 million ($29.1 million after tax) including a restructuring charge of $33.6 million and a $9.2 million charge against cost of sales for inventory and fixed asset write-offs associated with the rationalization of its product offering and elimination of non-strategic business lines. The $33.6 million restructuring charge included $18.3 million of employee severance costs, $9.5 million write-down to fair value of real and intangible assets associated with discontinued product lines, $3.8 million of lease cancellation costs and $2.0 million of contract termination costs. Approximately $5.6 million of restructuring costs were paid in 1998 and $2.0 million in the first quarter of 1999. These expenditures consisted primarily of severance. The remaining accrual of $16.5 million will be substantially

                                -10-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (In millions, except per share data)

paid out in 1999, with the remainder paid in future years. The major programs continuing into 1999 include the realignment of European operating units, establishment of the European regional transaction center, streamlining the supply chain management function, consolidating certain manufacturing operations and cancellation of leases.

The restructuring initiatives combined with the consolidation of the Company's Microelectronics plants resulted in the elimination of 620 positions worldwide. Notification to employees was completed in 1998, however a small number of these employees will continue in their existing positions through 1999 with their related salary costs charged to operations as incurred. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through the early part of 2000.

When fully implemented the combination of the restructuring programs and the Microelectronics plant consolidation are expected to yield annualized savings of $38.0 million as compared to the annualized results of the second quarter of 1998. The savings in employee compensation, facility related costs, depreciation and amortization will be primarily reflected as reductions in Cost of Sales. In the first quarter of 1999, the Company realized savings of approximately $8.0 million and anticipates approximately $36 million of savings for the full year.

Capital Resources And Liquidity
Cash generated by operations in the first three months of 1999 was $9.8 million compared to cash used by operations of $0.9 million in the first three months of 1998. During the first three months of 1999 and 1998, cash expenditures amounting to $4.1 million and $4.5 million, respectively, were charged against reserves established for the 1998 restructuring activities and the integration of the Amicon and Tylan Acquisitions. Excluding the restructuring and acquisition related expenditures, cash flow from operations for the first three months of 1999 and 1998 was $13.9 million and $3.6 million, respectively.

The increase in cash flow from operations, excluding the restructuring and acquisition expenditures, for the first three months of 1999 as compared to the same period of the prior year is primarily a result of improved inventory utilization attributed to asset management initiatives launched in 1998 and reserve actions taken as part of the 1998 restructuring program. Partially offsetting this is an increase in accounts receivables resulting from significantly higher sales volume late in the first quarter of 1999. The Company continues to aggressively manage its collection activities. This resulted in a decrease in the days sales outstanding from 86 days in the first quarter of 1998 to 79 days in the first quarter of 1999.

Cash generated by the Company during the first three months of 1999 was used to reduce short-term debt, invest in property, plant and equipment, and pay dividends. Property, plant and equipment expenditures for the first three months of 1999 were $5.9 million lower than the same period of the prior year due to the construction in 1998 of the new manufacturing facility in Allen, Texas which was substantially completed during that year. The Company expects to spend a total of $40.0 to $45.0 million for property, plant and equipment during 1999.

Euro
On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their new common legal currency. As of that date, the Euro trades on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. In the first quarter of 1999, the Company began invoicing certain customers and intercompany transactions in the Euro.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (In millions, except per share data)

Year 2000
The Company is aware of the "Year 2000" issue that will affect certain products and systems that were not designed to properly handle the transition between the twentieth and twenty-first centuries. The Company has recognized the need to ensure that its business operations will not be adversely impacted by the Year 2000. Accordingly, the Company has authorized an internal team to assess the Company's Year 2000 readiness and to determine the steps necessary to address its Year 2000 issues. Among the areas that have been or are being assessed are the Company's internal information systems, its manufacturing equipment, its facilities and its products. In addition, the team has moved forward in its assessment of the Year 2000 readiness of the Company's key suppliers and financial institutions.

As part of the assessment of its Year 2000 readiness, the Company has identified and substantially completed testing its key internal information systems (which includes order entry, manufacturing and financial systems) as well as its facilities, manufacturing and other key systems for Year 2000 compliance. By mid-1999, the Company expects to complete implementation of all modifications or replacements necessary to make all key systems Year 2000 compliant.

The Company has substantially completed its testing of the Year 2000 compliance of its products. A large majority of the Company's products do not present Year 2000 compliance issues, and for those products that do present issues the Company has communicated with its customers regarding appropriate solutions.

In addition to testing of the Company's internal systems and its products, the Company is implementing its plan of communication with its suppliers and financial institutions regarding their Year 2000 readiness and the Year 2000 compliance of the products and services that they provide to the Company. As of March 31, 1999 the Company has not identified any important Year 2000 readiness issues of its key supply-chain partners. The Company expects to substantially complete its risk analysis and to develop contingency plans where reasonably possible for dealing with risks raised by such non-readiness before July 1999.

The Company currently estimates that the total costs that will be incurred in its Year 2000 assessment and remediation program will be in the range of $1.0 million to $3.0 million, of which approximately $0.8 million has been incurred through March 31, 1999. Incremental spending has not been and is not expected to be material because most Year 2000 readiness costs will be met with amounts that are normally budgeted for procurement and maintenance of the Company's information systems and infrastructure. However, the redirection of spending to the implementation of its Year 2000 readiness program may in some instances delay productivity improvements.

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

Part II - Other Information
Item 1.     Legal Proceedings

  In  1991  the Company brought suit against The Travelers  Indemnity
  Company, Hartford Accident and Indemnity Company and Insurance Company of North America in U.S. District Court for the District of Massachusetts with respect to four Superfund sites and one other site at which the Company had been named a potentially responsible party, seeking recovery of the full costs of defending the actions at such sites, indemnification for its liability and damages for unfair and deceptive insurance practices. The case against The Travelers Indemnity Company was previously dismissed and that dismissal upheld on appeal. The case against Hartford Accident and Indemnity Company was settled during 1998. The case against Insurance Company of North America was settled effective April 23, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

a. The Annual Meeting of Stockholders of Millipore Corporation was held on April 22, 1999.

b.    The  following  four  matters were voted  upon  at  the  Annual
  Meeting: (1) the election of three Class III Directors for a three-year term; (2) the adoption of the Millipore Corporation 1999 Stock Incentive Plan; (3) the amendment of the Millipore Corporation 1995 Employee's Stock Purchase Plan and (4) the adoption of the Millipore
  Corporation 1999 Stock Option Plan for Non-Employee Directors.   The
  following votes were tabulated with respect to the election:

                                           Number of shares
   Matter Voted Upon        Votes                           Absten-  Broker
                            "For"     Withheld    Against   tions   Non-Votes
   Election of
   Directors:
   Elaine L. Chao         36,733,165  2,097,815
    Maureen A. Hendricks  36,737,643  2,093,337
    Thomas O. Pyle        36,725,275  2,105,705

   Adoption of the
   Millipore Corporation
   1999 Stock Incentive
   Plan                   22,486,175             12,691,325  153,812  3,499,668

   Amendment of the
   Millipore Corporation
   1995 Employee's Stock
   Purchase Plan          30,539,488             4,634,298  148,478  3,508,716

   Adoption of the
   Millipore Corporation
   1999 Stock Option
   Plan for Non-Employee
   Directors              28,698,062             6,478,482  154,767  3,499,669

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

  27     Article 5 Financial Data Schedule - for the three months
ended March 31, 1999

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Millipore Corporation
                              Registrant



May 7, 1999                   /s/ Kathleen B. Allen
Date                          Kathleen B. Allen
                              Chief Accounting Officer