Form 10-Q
period 1999-06-30
MILLIPORE CORP
filed 1999-08-06
CIK 66479

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Yes    X    No

The Company had 45,007,517 shares of common stock outstanding as of July 30, 1999.

MILLIPORE CORPORATION

INDEX TO FORM 10-Q

Page No.
Part I. Financial Information
Item 1. Condensed Financial Statements
Consolidated Balance Sheets - June 30,1999 and December 31, 1998	2
Consolidated Statements of Income - Three and Six Months Ended June 30, 1999 and 1998	3
Consolidated Statements of Cash Flows - Six Months Ended June 30, 1999 and 1998	4
Notes to Consolidated Condensed Financial Statements	5-7
Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	8-12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	13
Signatures	14

MILLIPORE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)
	June 30, 1999	December 31, 1998
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$36,489	$36,022
Accounts receivable, net	166,758	154,258
Inventories	97,964	107,241
Other current assets	8,211	7,231
Total Current Assets	309,422	304,752

Property, plant and equipment, net	225,017	237,414
Deferred income taxes	108,545	108,545
Intangible assets	71,809	76,507
Other assets	34,061	35,222

Total Assets	$748,854	$762,440

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$156,000	$171,340
Accounts payable	41,791	39,729
Accrued expenses	71,651	75,544
Dividends payable	4,936	4,847
Accrued retirement plan contributions	4,680	6,931
Accrued income taxes payable	7,080	290
Total Current Liabilities	286,138	298,681

Long-term debt	293,965	299,110
Other liabilities	28,398	27,741
Shareholders' equity
Common stock	56,988	56,988
Additional paid-in capital	16,543	11,780
Retained earnings	464,274	472,746
Accumulated other comprehensive loss	(44,482)	(27,668)
	493,323	513,846
Less: Treasury stock, at cost, 12,113
shares in 1999 and 12,921 in 1998	(352,970)	(376,938)
Total Shareholders' Equity	140,353	136,908

Total Liabilities and Shareholders' Equity	$748,854	$762,440

The accompanying notes are an integral part of the consolidated condensed financial statements.

MILLIPORE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	1999	1998	1999	1998
Net sales	$187,466	$175,172	$367,869	$360,834
Cost of sales	86,080	85,507	170,975	171,936

Gross profit	101,386	89,665	196,894	188,898

Selling, general & administrative expenses	62,883	60,809	124,716	122,496
Research & development expenses	13,362	13,910	25,707	27,045
Settlement of litigation	-	-	-	11,766

Operating income	25,141	14,946	46,471	27,591

Gain on sale of equity securities	-	-	-	35,594
Interest income	691	761	1,390	1,375
Interest expense	(7,333)	(7,058)	(15,112)	(14,131)

Income before income taxes	18,499	8,649	32,749	50,429

Provision for income taxes	3,885	1,816	6,878	12,186

Net income	$14,614	$6,833	$25,871	$38,243

Net income per share:
Basic	$0.33	$0.16	$0.58	$0.87
Diluted	$0.32	$0.15	$0.58	$0.86

Cash dividends declared per share	$0.11	$0.11	$0.22	$0.21

Weighted average shares outstanding:
Basic	44,791	43,819	44,431	43,774
Diluted	45,308	44,327	44,889	44,317

The accompanying notes are an integral part of the consolidated condensed financial statements.

MILLIPORE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)
	Six Months Ended June 30,
	1999	1998
Cash Flows From Operating Activities:
Net Income	$25,871	$38,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,094	21,783
Gain on sale of equity securities	-	(35,594)
Deferred tax benefit	-	8,750
Changes in operating assets and liabilities, net:
(Increase) decrease in accounts receivable	(20,456)	10,212
Decrease (increase) in inventories	3,682	(9,378)
Decrease in other current assets and other assets	804	886
Increase (decrease) in accounts payable and accrued expenses	1,125	(19,583)
Increase (decrease) in accrued retirement plan contributions, accrued income taxes and other	3,612	(8,283)
Net cash provided by operating activities	36,732	7,036

Cash Flows From Investing Activities:

Additions to property, plant and equipment	(11,586)	(26,634)
Proceeds from sale of equity securities	-	35,594
Investments in intangibles	-	(3,453)
Net cash used by discontinued operations	-	(2,255)
Net cash (used in) provided by investing activities	(11,586)	3,252

Cash Flows From Financing Activities:

Issuance of treasury stock under stock plans	2,518	2,637
Net change in short-term debt	(15,340)	6,761
Dividends paid	(9,708)	(8,743)
Net cash (used in) provided by financing activities	(22,530)	655
Effect of foreign exchange rates on cash and cash equivalents	(2,149)	(1,860)
Net increase in cash and cash equivalents	467	9,083

Cash and cash equivalents on January 1	36,022	20,269
Cash and cash equivalents on June 30	$36,489	$29,352

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

  Inventories: Inventories consisted of the following:

	June 30, 1999	December 31, 1998
Raw materials	$33.1	$35.4
Work in process	22.0	18.6
Finished goods	42.9	53.2
Total	$98.0	$107.2

  Property, Plant and Equipment: Accumulated depreciation on property, plant and equipment was $196.4 at June 30,1999, and $188.3 at December 31, 1998.

  Restructuring Charges: In the second quarter of 1998, the Company announced a restructuring program which was undertaken to improve the competitive position of the Company by streamlining worldwide operations and reducing the overall cost structure. The program included the consolidation of certain manufacturing operations, realignment of various international subsidiary organizations to focus on operating business units and discontinuance of non-strategic product lines. In the third quarter of 1998, the Company recorded an expense associated with these activities of $42.8 ($29.1 after tax) including a restructuring charge of $33.6 and a charge against cost of sales of $6.2 for inventory and $3.0 for fixed asset write-offs. The non-strategic product lines consisted of high pressure liquid chromatography equipment, semiconductor fab monitoring and control software and various filtration devices. The $33.6 restructuring charge included $18.3 of employee severance costs, the write-off of $1.8 for fixed assets and $7.7 for intangible assets associated with the discontinued product lines consisting of unpatented completed technology and tradenames, $3.8 of lease cancellation costs and $2.0 of marketing, research and vendor contract termination costs.

  The restructuring initiatives combined with the consolidation of the Company's microelectronics plants resulted in the elimination of 620 positions worldwide (400 positions in manufacturing operations, 160 in selling, general and administrative positions and 60 in research and development). Notification to employees was completed during the third quarter of 1998, although some of the employees affected will continue working in their existing positions through 2000 with their related salary costs charged to operations as incurred. As of June 30, 1999, 527 employees have left the Company pursuant to this initiative. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through the early part of 2000.

  MILLIPORE CORPORATION

  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  (Dollars in millions, shares in thousands)

  Following is a summary of the restructuring program reserve balances at June 30, 1999:

	Balance at December 31, 1998	Cash Disbursements	Balance at June 30, 1999
Employee severance costs	$12.8	$3.3	$9.5
Lease cancellation costs	3.7	0.3	3.4
Contract terminations and other costs	2.0	-	2.0
Total	$18.5	$3.6	$14.9

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

	Three Months Ended June 30		Six Months Ended June 30
Consolidated Net Sales	1999	1998	1999	1998
Biopharmaceutical & Research	$ 144.1	$ 130.3	$ 282.8	$ 259.8
Microelectronics	48.2	51.7	90.5	113.6
Foreign exchange	(4.8)	(6.8)	(5.4)	(12.6)
Total net sales	$ 187.5	$ 175.2	$ 367.9	$ 360.8

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Operating Income	1999	1998	1999	1998
Biopharmaceutical & Research	$ 31.8	$ 26.6	$ 62.0	$ 53.2
Microelectronics	3.5	(3.0)	4.6	4.8
Corporate	(8.4)	(7.5)	(17.4)	(16.3)
Litigation settlement	-	-	-	(11.8)
Foreign exchange	(1.8)	(1.2)	(2.7)	(2.3)
Total operating income	$ 25.1	$ 14.9	$ 46.5	$ 27.6

  MILLIPORE CORPORATION

  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  (Dollars in millions, shares in thousands)

  Basic and Diluted Earnings Per Share: The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	1998	1999	1998
Numerator:
Net income	$14.6	$6.8	$25.9	$38.2

Denominator:
For basic earnings per share:
Weighted average shares outstanding	44,791	43,819	44,431	43,774
Effect of dilutive securities-stock options	517	508	458	543

Diluted weighted average shares outstanding	45,308	44,327	44,889	44,317

Net income per share:
Basic	$ 0.33	$ 0.16	$ 0.58	$ 0.87
Diluted	$ 0.32	$ 0.15	$ 0.58	$ 0.86

  Comprehensive Income: The following table presents the components of comprehensive income (loss), net of taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	1998	1999	1998
Unrealized holding gains (losses) on marketable securities	$0.3	$(0.3)	$1.2	$10.5
Reclassification adjustment for gains realized in net income	(0.1)	(0.5)	(0.3)	(28.6)

Net unrealized gain (loss) on securities available for sale	0.2	(0.8)	0.9	(18.1)
Foreign currency translation adjustments	(4.7)	(3.9)	(17.7)	(4.7)

Other comprehensive loss	(4.5)	(4.7)	(16.8)	(22.8)
Net income	14.6	6.8	25.9	38.2

Total comprehensive income	$10.1	$2.1	$9.1	$15.4

  Acquisition: On May 18, 1999, the Company acquired all outstanding shares of Bioprocessing Corporation Limited (Bioprocess) in exchange for 660 shares of Millipore common stock. The transaction was accounted for as a pooling-of-interests. The consolidated financial statements for prior periods were not restated because the addition of Bioprocess did not have a material impact on the Company's results of operations. Bioprocess develops, manufactures and sells chromatographic media for the purification of proteins.

  New Accounting Pronouncements: In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001 for the Company. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity and results of operations.

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

Results of Operations

Consolidated net sales for the second quarter of 1999 were $187 million, an increase of 7% from sales for the same period last year. Revenues increased 6% as measured in local currency terms for the second quarter of 1999. The Company reported income of $0.32 per share for the second quarter of 1999 compared to income of $0.15 per share for the same period last year.

The following table summarizes sales growth by business segment and geography in the second quarter of 1999 as compared to the second quarter of 1998 (dollars in millions):
	June 30,		Sales Growth	Sales Growth
	1999	1998	in U.S. Dollars	Local Currency
Biopharmaceutical & Research	$ 140	$ 126	11%	11%
Microelectronics	47	49	( 4%)	( 7%)
Total	$ 187	$ 175	7%	_ 6%

Americas	$ 77	$ 73	6%	7%
Europe	58	59	(1%)	3%
Asia/Pacific	52	43	18%	7%
Total	$ 187	$ 175	_7%	_6%

In the second quarter of 1999 as compared to the second quarter of 1998, the U.S. dollar strengthened against most European currencies and weakened against major Asian currencies. During the first half of 1999 the Japanese yen was 10% stronger than the first half of 1998. However, somewhat offsetting this, during the same first half of 1999 as compared to the first half of 1998, European currencies have devalued. Therefore, if foreign exchange rates remain at July 27, 1999 levels, then the expected third quarter sales growth in dollars would be approximately 2% percentage points higher than local currency growth rates. Projected full year 1999 reported sales growth rates are anticipated to be generally 1% higher than local currency growth rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Biopharmaceutical & Research sales, in local currency, increased 11% in the second quarter of 1999 as compared to the second quarter of 1998. The growth was broad-based across product lines and geographies. In particular, revenue growth from the sale of process systems was very strong. The order pattern for process systems is not linear and large orders are received on a periodic basis which may positively or negatively impact quarterly comparisons. Sales growth was also strong for consumable filtration products used in sterile drug production, laboratory research applications and water filtration devices. Sales growth, in local currency, was positive in all geographies, with the lowest growth rates in the Europe. This segment anticipates continued sales growth for the remainder of 1999.

In May 1999, the Company acquired all outstanding shares of Bioprocessing Corporation Limited (Bioprocess) in exchange for 660,000 shares of Millipore common stock. Bioprocess develops, manufactures and sells chromatographic media for the purification of proteins. The impact of this acquisition on the results of operations to the Biopharmaceutical & Research segment was immaterial.

Microelectronics sales in local currency decreased 7% in the second quarter of 1999 compared to the second quarter of 1998. This segment has had negative quarterly sales comparisons starting in the second quarter of 1998 reflecting the impact of the semiconductor industry downturn and the recessionary conditions of the Asia/Pacific region. Since first quarter of 1999, the Company began to see an indication of a recovery in the semiconductor industry coupled with some stabilization of the Asian economies. These conditions, although improving, continued to negatively impact Microelectronics demand in this period as compared to the same quarter of the prior year.

The Microelectronics segment reported two quarters of double-digit sequential sales growth from the fourth quarter of 1998. Recent industry reports suggest a reduction in excess capacity in the semiconductor industry and some increase in overall semiconductor demand. While the Company expects these trends to create increased demand for Microelectronics equipment as well as consumables, the timing and extent of the overall industry "recovery" is not certain. The Company expects to report an increase in the level of sales for the Microelectronics segment in the third quarter of 1999 as compared to the third quarter of 1998.

Gross profit margins were 54% of sales in local currencies in the second quarter of 1999 compared to 51% reported in the second quarter of 1998. The gross profit margins have improved for two sequential quarters as a result of the restructuring initiatives taken in the third quarter of 1998 as well as the impact of increased volume. The Company expects gross margin percentages in the third quarter of 1999 to decrease slightly compared to the second quarter of 1999 due to scheduled annual plant shutdowns and seasonal slowdown of business in the Biopharmaceutical & Research segment.

Selling, general and administrative expenses in local currencies increased 3% in the second quarter of 1999 as compared to the second quarter of 1998 due primarily to the accrual of management incentive bonuses which was not recorded in 1998 due to the financial performance of the Company. As a percentage of net sales, selling, general and administrative expenses in local currencies decreased 1%.

Research and development expenses in local currencies decreased 4% in the second quarter of 1999 as compared to the second quarter of 1998 due to the restructuring of certain research and development alliance agreements and the consolidation of the Company's Microelectronics operations. Research and development expenses decreased from 8% to 7% as a percentage of sales in local currencies. .

Net interest expense in the second quarter of 1999 was slightly higher than the second quarter of 1998 due primarily to higher interest rates resulting from the September 1998 renegotiation of the Company's Revolving Credit Agreement offset in part by lower average borrowings. The Company expects that interest expense in the third quarter and for the year ended 1999 will be slightly higher than the corresponding periods of 1998 due primarily to higher interest rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The effective income tax rate for the second quarter of 1999 was 21.0%, the same as the effective income tax rate from continuing operations for the full year of 1998, excluding the one-time impact of the restructuring program and the litigation settlement. The Company expects to sustain the 21.0% tax rate for the remainder of 1999.

Foreign Exchange

A substantial portion of the Company's business is conducted outside of the United States through its foreign subsidiaries. This business is transacted through the Company's network of international subsidiaries generally in the local currency. This exposes the Company to risks associated with foreign currency rate fluctuations, which can impact the Company's revenue, net income and cash flow. Sourcing of product from international subsidiary plants and active management of cross border currency flows partially mitigates the impact of changes in foreign currency. However, the Company has significant exposure to changes in the Japanese yen that can not be mitigated through normal financing or operating activities. Accordingly, this risk is managed through the use of derivative financial instruments. The income and cash flow exposure is managed through the use of option contracts and the net equity exposure to the Japanese yen is hedged through the use of debt swap agreements. Although the Company mitigates its foreign currency exchange risk through these activities, when the U.S. dollar strengthens against currencies in which the Company transacts its business, sales and net income will be adversely impacted.

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

Key initiatives include:

  Discontinue non-strategic product lines and rationalize product offerings to improve product line focus.

  Consolidate certain manufacturing operations to eliminate duplicate manufacturing processes.

  Realign European country organizational structure to focus on operating business units and establish a regional transaction service center resulting in the consolidation of financial and administrative activities into a single location.

  Reduce administrative and management infrastructure costs in Asia.

  Renegotiate marketing, research and vendor contractual agreements.

  Streamline the supply chain management function through the centralization of worldwide procurement functions and the consolidation of vendors.

In the third quarter of 1998, the Company recorded an expense associated with these activities of $42.8 million ($29.1 million after tax) including a restructuring charge of $33.6 million and a charge against cost of sales of $6.2 million for inventory and $3.0 million for fixed asset write-offs. The $33.6 million restructuring charge included $18.3 million of employee severance costs, $9.5 million write-off of real and intangible assets associated with discontinued product lines, $3.8 million of lease cancellation costs and $2.0 million of contract termination costs. Approximately $5.6 million of restructuring costs were paid in 1998 and $3.6 million in the first half of 1999. These expenditures consisted primarily of employee severance. The remaining accrual of $14.9 million will be substantially paid out in 1999. The major programs, most of which will be completed in 1999, include the realignment of European operating units, establishment of the European regional transaction center, streamlining the supply chain management function, consolidating certain manufacturing operations and cancellation of leases. Several of the manufacturing consolidations originally planned for 1999 have been delayed to 2000 due to facility preparation and customer requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The restructuring initiatives combined with the consolidation of the Company's Microelectronics plants resulted in the elimination of 620 positions worldwide. Notification to employees was completed during the third quarter of 1998, although some of the affected employees will continue in their existing positions through 2000 with their related salary costs charged to operations as incurred. As of June 30, 1999, 527 employees have left the Company pursuant to this initiative. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through the early part of 2000.

When fully implemented the combination of the restructuring programs and the Microelectronics plant consolidation are expected to yield savings for the full year of $38.0 million as compared to the annualized results of the second quarter of 1998. The savings in employee compensation, facility related costs, depreciation and amortization will be primarily reflected as reductions in Cost of Sales. In the first half of 1999, the Company realized savings of approximately $18.0 million.

Capital Resources And Liquidity

Cash generated by operations in the first six months of 1999 was $36.7 million compared to $7.0 million in the first six months of 1998. During the first six months of 1999 and 1998, cash expenditures amounting to $6.7 million and $13.2 million, respectively, were charged against reserves established for the 1998 restructuring activities and the integration of the Amicon and Tylan Acquisitions. Excluding the restructuring and acquisition related expenditures, cash flow from operations for the first six months of 1999 and 1998 was $43.4 million and $20.2 million, respectively.

The increase in cash flow from operations, excluding the restructuring and acquisition expenditures, for the first six months of 1999 as compared to the same period of the prior year is primarily a result of improved results of operations, improved inventory utilization attributed to asset management initiatives launched in 1998 and actions taken as part of the 1998 restructuring program. Partially offsetting this is an increase in accounts receivables resulting from significantly higher sales volume late in the second quarter of 1999. The Company continues to aggressively manage its collection activities. This resulted in a decrease in the days sales outstanding in accounts receivable from 83 days in the second quarter of 1998 to 80 days in the second quarter of 1999.

Cash generated by the Company during the first six months of 1999 was used to reduce short-term debt, invest in property, plant and equipment, and pay dividends. Property, plant and equipment expenditures for the first six months of 1999 were $15.0 million lower than the same period of the prior year due to the construction in 1998 of the new manufacturing facility in Allen, Texas which was substantially completed during that year. The Company expects to spend approximately $40.0 to $45.0 million for property, plant and equipment during 1999.

During the quarter the Company amended one of its debt swap agreements to provide for the cash collateralization of its obligations if the value of its position declined. While this amendment will not impact the Company's foreign exchange exposure, it could impact short term liquidity if there were a serious deterioration in the value of the Company's swap position.

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

As part of the assessment of its Year 2000 readiness, the Company has identified and substantially completed testing its key internal information systems (which includes order entry, manufacturing and financial systems) as well as its facilities, manufacturing and other key systems for Year 2000 compliance. Implementation of modifications or replacements necessary to make all key systems Year 2000 compliant is under way and is expected to be completed by September 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has substantially completed its testing of the Year 2000 compliance of its products. A large majority of the Company's products do not present Year 2000 compliance issues, and for those products that do present issues the Company has communicated with its customers regarding appropriate solutions.

In addition to testing of the Company's internal systems and its products, the Company is implementing its plan of communication with its suppliers and financial institutions regarding their Year 2000 readiness and the Year 2000 compliance of the products and services that they provide to the Company. As of June 30, 1999 the Company has not identified any important Year 2000 readiness issues of its key supply-chain partners. The Company expects to substantially complete its risk analysis and to develop contingency plans where reasonably possible for dealing with risks raised by such non-readiness by September 1999.

The Company currently estimates that the total costs that will be incurred in its Year 2000 assessment and remediation program will be in the range of $1.0 million to $3.0 million, of which approximately $0.9 million has been incurred through June 30, 1999. Incremental spending has not been and is not expected to be material because most Year 2000 readiness costs will be met with amounts that are normally budgeted for procurement and maintenance of the Company's information systems and infrastructure. However, the redirection of spending to the implementation of its Year 2000 readiness program may in some instances delay productivity improvements.

The Year 2000 presents a number of risks and uncertainties that could affect the Company notwithstanding the successful implementation of its Year 2000 readiness program. Those risks and uncertainties include, but are not limited to, failure of utilities or transportation systems and competition for personnel skilled in remediation of Year 2000 issues.

Though the Company continues to believe that the Year 2000 will not have a material impact on its business, financial condition or results of operations, the occurrence of any of the above risks or uncertainties, or the failure to fully develop appropriate contingency plans to successfully implement the Company's Year 2000 readiness program, could result in such a material impact.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Since the end of 1998, the mitigating actions enumerated above under "Foreign Exchange" in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K have effectively limited the impact of exchange rate fluctuations and credit risk on the Company's results of operations and financial position to a level which is not material.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

  Exhibits

27 Article 5 Financial Data Schedule - for the three months ended June 30, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Millipore Corporation

Registrant
August 6, 1999	/s/ Kathleen B. Allen
Date	Kathleen B. Allen
Chief Accounting Officer