Form 10-K/A
period 1998-12-31
MILLIPORE CORP
filed 1999-11-15
CIK 66479

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1998 or
                               -----------------

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ______________

     Commission File Number 0-1052
                            ------

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

                                 (781) 533-6000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

       Title of Class                      Name of Exchange on Which Registered
       --------------                      ------------------------------------
Common Stock, $1.00 Par Value                  New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form
10-K.         |_|

     As of February 26, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $1,048,190,000 based on the closing price on that date on the New York Stock Exchange.

     As of February 26, 1999, 44,074,626 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Document                         Incorporated into Form 10-K/A
                  --------                         -----------------------------
Definitive Proxy Statement, dated March 19, 1999            Part III

================================================================================

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

          Membrane products sold to customers in the Microelectronics business segment are based on essentially the same membrane technologies described above but with membranes and housings made from distinct polymers as required by the nature of the liquids being purified. Gas purification and monitoring products rely on resin based chemistries which react with process gasses to either remove contaminants or to monitor the purity of the process gas. In addition, the Company's IC process control products use thermal-dynamic, pressure differential and electromechanical technologies to create pressurized or vacuum environments to precisely measure and control the flow of IC process gases.

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

Research and Development

          In its role as a pioneer of membrane separations, Millipore has traditionally placed heavy emphasis on research and development. This emphasis has permitted Millipore to be the first company to introduce a number of major new enabling separations membranes and membrane devices (examples include: nitrocellulose microfiltration membrane in 1954, compact high purity laboratory water systems in 1972, membrane based syringe filter devices in 1973, membrane based filters for intravenous drug therapy in 1975, tangential flow filtration cassette devices in 1975, polyvinylidene fluoride membrane in 1978, continuous electro-deionization water purification systems in 1988, composite ultrafiltration membranes in 1989, composite microfiltration membranes for the removal of viruses from solution in 1991, melt-cast PFA membranes in 1990, ultra-high weight polythylene membrane in 1993, high flow high efficiency metal membrane for gas filtration in 1996 and non-dewetting PTFE membrane in 1997). Research and development activities include the extension and enhancement of existing separations technologies to respond to new applications, the development of new membranes, and the upgrading of membrane based systems to afford the user greater purification capabilities. Research and development efforts also identify new separations applications to which disposable separations devices would be responsive, and develop new configurations into which membrane and ion exchange separations media can be fabricated to efficiently respond to the applications identified. Instruments, hardware, and accessories are also developed to incorporate membranes, modules and devices into total separations systems. Research and development activities related to the Company's IC process control products focuses upon developments which will address the evolving needs of IC manufacturers and development of enabling technologies which will anticipate those needs. Introduction of new applications frequently requires considerable market development prior to the generation of revenues. Millipore performs most of its own research and development and does not provide material amounts of research services for others. Millipore's aggregate research and development expenses in 1998 and 1997 were $53,578,000 and $55,899,000, respectively. In 1996 Millipore's aggregate research and development expenses were $38,429,000 (excluding pre-acquisition amounts spent by Amicon and Tylan). For discussions of research and development write-offs relating to the Amicon and Tylan acquisitions, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions and Note E to the Financial Statements, which discussions are hereby incorporated herein by reference.

          In addition, the Company has followed a practice of supplementing its internal research and development efforts by licensing newly developed technology from unaffiliated third parties and/or acquiring distribution rights with respect thereto, when it believes it is in its long term interests to do so.

          Millipore has been granted a number of patents and licenses and has other patent applications pending both in the United States and abroad. While these patents and licenses are viewed as valuable assets, Millipore's patent position is not of material importance to its operations. Millipore also owns a number of trademarks, the most significant being "Millipore."

Competition

          The Company faces intense competition in all of its markets. The Company believes that its principal competitors in the Biopharmaceutical & Research business segment include Pall Corporation, Barnstead Thermolyne Corporation, Sartorius GmbH and United States Filter Corporation. The principal competitors in the Microelectronics business segment are Pall Corporation, United States Filter Corporation, Aera and MKS Instruments. Certain of the Company's competitors are larger and have greater resources than the Company. However, the Company believes that, within the markets it serves, it offers a broader line of products, making use of a wider range of separations and IC process control technologies and addressing a broader range of applications than any single competitor.

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

Other Information

          Since April of 1988, the Company has had in place a shareholder rights plan (the "Rights Plan") pursuant to which Millipore declared a dividend to its shareholders of the right to purchase (a "Right"), for each share of Millipore Common Stock owned, one additional share of Millipore Common Stock at a price of $80 for each share (after giving effect to the 1995 two for one stock split). In April of 1998, the Rights Plan was amended and restated to, among other things, extend the expiration date until April 30, 2008, to increase the purchase price on the exercise of a Right to $200, to permit the Directors to exchange certain of the Rights for shares of Company Common Stock (on a 1 for 1 basis) under certain circumstances and to make certain other updating changes. The Rights Plan, as amended and restated, is designed to protect Millipore's shareholders from attempts by others to acquire Millipore on terms or by using tactics that could deny all shareholders the opportunity to realize the full value of their investment. The Rights will be exercisable only if a person or group of affiliated or associated persons acquires beneficial ownership of 20% or more of the outstanding shares of the Company Common Stock or commences a tender or exchange offer that would result in a person or group owning 20% or more of the outstanding Common Stock. In such event, or in the event that Millipore is subsequently acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the then current exercise price, shares of the common stock of the surviving company having a value equal to twice the exercise price.

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

                                                                             First Elected
                                                                       ------------------------
                                                                          An       To Present
Name                  Age           Office                              Officer        Office
----                  ---           ------                              -------        ------

C. William Zadel      55     Chairman of the Board,                      1996           1996
                             President and Chief
                             Executive Officer of
                             the Corporation

Michael P. Carroll    48     Vice President of the                        1992          1997
                             Corporation and President                            (As President of
                             of Millipore Asia, Ltd.                      Millipore Asia Ltd.)

                                                                             First Elected
                                                                       ------------------------
                                                                          An       To Present
Name                  Age           Office                              Officer        Office
----                  ---           ------                              -------        ------

Douglas B. Jacoby     52     Vice President                               1989          1989
                             of the Corporation

John E. Lary          52     Vice President                               1994          1994
                             of the Corporation

Francis J. Lunger     53     Vice President, Treasurer                    1997          1997
                             and Chief Financial Officer
                             of the Corporation

Joanna Nikka          47     Vice President                               1996          1996
                             of the Corporation

Jeffrey Rudin         47     Vice President                               1996          1996
                             of the Corporation
                             and General Counsel

Hideo Takahashi       58     Vice President of                            1996          1979
                             the Corporation and                                     (As President
                             President of Nihon                                         of Nihon
                             Millipore                                                 Millipore)

     Mr. Zadel was elected President, Chief Executive Officer and Chairman on February 20, 1996. Mr. Zadel had been, since 1986, President and Chief Executive Officer of Ciba Corning Diagnostics Corp., a company that develops, manufactures and sells medical diagnostic products. Prior to that he was Senior Vice President of Corning Glass Works' (now Corning Inc.) Americas Operations (1985) and Vice President of business development (1983). Mr. Zadel currently serves on the Boards of Directors of Kulicke and Soffa Industries, Inc. and Matritech, Inc. Mr. Zadel is Chairman of the Board of Directors of the Massachusetts High Technology Council (February 1999). He has also served as the Chairman of the Health Industry Manufacturers Association (1994 - 1995).

     Mr. Carroll joined Millipore in 1986 as Vice President/Finance for the Membrane Products Division following a ten-year career in the general practice audit division of Coopers and Lybrand. In 1988, Mr. Carroll assumed the position of Vice President of Information Systems (worldwide) and in December of 1990, he became the Vice President of Finance for the Company's Waters Chromatography Division. Mr. Carroll was elected Corporate Vice President, Chief Financial Officer and Treasurer in February, 1992. In 1997 Mr. Carroll was elected President of Millipore Asia Ltd.; he remains a Corporate Vice President.

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

                                                                                   Business
                                                   Floor Space       Land Area     Segment
Location                Facility                    Sq. Ft.  Acres     Served
--------                --------                    -------  -----     ------

Bedford,            Executive Offices, research,       352,000           31        B&R;
MA                  membrane manufacturing                                         Micro.
                    & warehouse

Danvers             Manufacturing and office            65,000           16        B&R
MA

Jaffrey,       Manufacturing, warehouse          177,000                 31        B&R; Micro.
NH                  and office

Cidra,              Manufacturing, warehouse           125,000           29        B&R
Puerto Rico         and office

Molsheim,           Manufacturing, warehouse           148,000           20        B&R
France              and office

Cork,               Manufacturing                       98,000           20        B&R
Ireland

Yonezawa,           Manufacturing and warehouse        169,000            7        B&R;
Japan                                                                              Micro.

================================================================================
B&R = Biopharmaceutical & Research Business Segment.
Micro. = Microelectronics Business Segment

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

     3. A lease of a 134,000 square foot building which is adjacent to the leased property referred to in preceding paragraph for a term ending in 2006, with renewal options for an aggregate of 20 years, as well as a purchase option. This building is used primarily to serve the Biopharmaceutical & Research business segment

     4. A lease of a building of 130,000 square feet located in Burlington, Massachusetts, approximately 5 miles from Millipore's Bedford headquarters. This lease was amended during 1997 to, among other things, extend the initial term until February 2002 and to provide for a single 3-year extension option. This building supports both business segments.

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

                                      Range of Stock Prices                     Dividends Declared
                           --------------------------------------------         ------------------
                                   1998                    1997                 1998          1997
                           -------------------      -------------------         ----          ----
                            High         Low          High         Low              (Per Share)
                            ----         ---          ----         ---
First Quarter              $38.44       $30.00      $45.63       $38.88         $0.10        $0.09
Second Quarter             $36.94       $26.82      $44.88       $37.25         $0.11        $0.10
Third Quarter              $27.50       $17.50      $51.88       $41.06         $0.11        $0.10
Fourth Quarter             $29.88       $17.25      $52.00       $33.50         $0.11        $0.10

Item 6. Selected Financial Data.

     The following selected consolidated financial data for Millipore are derived from the Company's Financial Statements and related notes thereto. The following selected consolidated financial data should be read in connection with and is qualified in its entirety by Millipore's Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-K/A report.

Millipore Corporation -- Five-year Summary of Operations

 (In thousands, except per share data)                    1998           1997(2)        1996           1995         1994
------------------------------------------------------------------------------------------------------------------------------
Net sales                                               $ 699,307       $ 758,919    $ 618,735       $ 594,466    $ 497,252
Cost of sales                                             364,467         342,237      249,443         243,849      212,675
                                                       -----------------------------------------------------------------------
     Gross profit                                         334,840         416,682      369,292         350,617      284,577
Selling, general and administrative expenses              236,521         245,585      202,140         195,026      159,591
Research and development expenses                          53,578          55,899       38,429          36,515       34,327
Purchased research & development expense                       --         114,091       68,311(2)           --           --
Settlement of litigation                                   11,766(1)           --           --              --           --
Restructuring charge                                       33,641(1)           --           --              --           --
                                                       -----------------------------------------------------------------------
     Operating (loss) income                                 (666)          1,107       60,412         119,076       90,659
Gain on sale of equity securities                          35,594(1)        8,330        5,329              --           --
Other income (expense), net                                    --              --           --              --      (10,800)(3)
Interest income                                             3,090           2,937        2,780           1,682        4,091
Interest expense                                          (29,474)        (30,484)     (11,498)        (10,623)      (7,035)
                                                       -----------------------------------------------------------------------
     Income (loss) from continuing operations before
     income taxes                                           8,544         (18,110)      57,023         110,135       76,915
(Benefit) provision for income taxes                       (1,320)         20,674       13,401          24,781       17,306
                                                       -----------------------------------------------------------------------
     Income (loss) from continuing operations               9,864         (38,784)      43,622          85,354       59,609
Loss on disposal of discontinued operations                    --              --        2,036(4)           --        7,211(4)
                                                       -----------------------------------------------------------------------

Net Income (loss)                                       $   9,864       $ (38,784)   $  41,586       $  85,354    $  52,398
                                                       =======================================================================

Basic net income (loss) per share:
     Income (loss) from continuing operations           $    0.22       $   (0.89)   $    1.00       $    1.90    $    1.09
     Net income (loss) per share                        $    0.22       $   (0.89)   $    0.95       $    1.90    $    0.96
Diluted net income (loss) per share:
     Income (loss) from continuing operations           $    0.22       $   (0.89)   $    0.98       $    1.86    $    1.07
     Net income (loss) per share                        $    0.22       $   (0.89)   $    0.94       $    1.86    $    0.94
Cash dividends declared per share                       $    0.43       $    0.39    $    0.35       $   0.315    $   0.295
Weighted average shares outstanding:
     Basic                                                 43,864          43,527       43,602          44,985       54,726
     Diluted                                               44,289          43,527       44,457          45,887       55,644
Financial Data
   Working capital                                      $   6,071       $  36,169    $  90,708       $  88,160    $  98,472
   Total assets                                           762,440         772,301      682,387         529,849      535,884
   Long-term debt                                         299,110         286,844      224,359         105,272      109,327
   Shareholders' equity                                 $ 136,908       $ 143,147    $ 211,758       $ 222,664    $ 217,466
==============================================================================================================================

1. See Note B on page F-9 below, Note C on page F-10 below, Note D on page F-11 below and Note M on page F-19 below of the Notes to the Financial Statements.
2.   See Note E on page F-12 below of the Notes to the Financial Statements.
3. The $10,800 reflects a litigation settlement which arose from the Company's sales of its Process Water Division in 1989.
4. Represents a loss on the disposal of discontinued operations related to the sale of its Waters Chromatography Division and certain assets of its non-membrane bioscience business. See Note B on page F-9 below and Note D on page F-11 below of the Notes to the Financial Statements.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with Millipore's Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-K report.

                                  ACQUISITIONS

AMICON

          On December 31, 1996, the Company acquired the net assets of the Amicon Separation Science Business of W.R. Grace & Co. ("Amicon") for a price of $129.3 million in cash, including transaction costs. The Amicon acquisition was accounted for as a purchase and resulted in a write-off for purchased in-process research and development ("IPR&D") of $68.3 million in the fourth quarter of 1996. Since this transaction was completed on the last business day of 1996, the accompanying 1996 consolidated statement of income excludes all 1996 business activity conducted by Amicon.

          The major IPR&D project acquired as a part of Amicon which was included in the IPR&D write-off related to the development of a novel sample preparation platform and had an estimated fair value of $48.3 million. If proven to be technologically feasible, the valuable element of this project was that the technology represented a new approach to micro sample handling, which was intended to address the shift in trends in the analytical laboratory market toward smaller quantities of highly specific samples. As of the acquisition date, the expected cost required to complete this project was $0.5 million, the estimated time required to complete this project was approximately four man years of technical and engineering time (generally, the Company regards 2,000 hours as comprising one "man year") and this project was expected to generate significant revenues over the estimated life of the resulting products.

          This project was written off because, as of December 31, 1996, the project had not achieved technological feasibility and there were a large number of obstacles facing the successful completion of the project described above, including the fact that there existed a wide variety of manufacturability, product cost, technology and application issues. Also the technology underlying this project had no alternative future uses not included in its estimated fair value within the markets served by the Company. In addition, there was significant uncertainty as to whether the production processes could be scaled up to a full scale commercial level of manufacturing and as to whether these products could be made to conform to laboratory standards for small sample sizes.

          The first products derived from the novel sample preparation platform were introduced in late 1998, approximately one year later than planned. Although development is continuing, the estimated cost and time required to achieve technological feasibility increased from $0.5 million and four man years to $1.0 million and eight man years while the anticipated revenues from this technology are now expected to be significantly less than originally estimated. The actual costs incurred through December 31, 1998 were approximately $1.0 million. The reduction in anticipated revenues is primarily a result of strategic marketing decisions made after the acquisition of Amicon to focus this technology on a limited number of served and strategically important markets which eliminated potential revenue from the broader range of applications originally envisioned.

          In addition, the Amicon acquisition included ten other IPR&D projects, with an aggregate value of $20 million, not considered to be individually significant. These minor projects were expected to cost an aggregate of $1.2 million and an aggregate of twelve and one-half man years to complete. These projects were written off because technological feasibility had not been demonstrated as of December 31, 1996. As of December 31, 1998, three of these ten projects have been completed, three have been cancelled, three are ongoing and one has been suspended. As of December 31, 1998, an aggregate of $1.3 million had been invested on these individually insignificant IPR&D projects and it was estimated that an additional $0.5 million would be required to achieve technological feasibility for the three ongoing projects.

          In order to integrate Amicon's business operations with those of Millipore, a plan was adopted pursuant to which management undertook the following activities: replacement of Amicon's business systems with the Company's common business information systems, elimination of redundant executive and administrative personnel, realignment of product distribution channels to achieve compatibility with those of Millipore, termination of supply agreements, resolution of redundant and overlapping product lines and streamlining and consolidation of facilities. This plan provided for the termination of 160 Amicon employees; this reduction in force was implemented without alteration. As of December 31, 1998 the integration of the Amicon business into Millipore was substantially completed except for the relocation of certain manufacturing operations, which has been delayed pending the construction of a facility to receive those operations, and the resolution of a supply agreement termination dispute both of which the Company expects to be completed during 2000.

TYLAN GENERAL, INC.

          On January 22, 1997, the Company completed its cash tender offer for all of the outstanding common shares of Tylan General, Inc. ("Tylan") for $16.00 per share. Tylan became a wholly owned subsidiary of the Company on January 27, 1997. The aggregate purchase price was $133.0 million, plus the assumption of Tylan's outstanding debt, net of cash, totaling $23.6 million. This acquisition was accounted for as a purchase and resulted in a write-off for IPR&D of $114.1 million in the first quarter of 1997.

          Included in the IPR&D write-off were two major IPR&D projects acquired as a part of Tylan. The first of these was a project to develop intracavity laser spectroscopy technologies for application in semiconductor and related industries. This project had an estimated fair value of $53.5 million, was expected to require the investment of an additional $3.2 million and twenty-two man years to complete. If proven to be technologically feasible, it was expected that this project would yield a break-through enabling technology and would become a major revenue source for the Company. The products expected to result from this project were to be used in monitoring moisture and other contaminant levels within vacuum deposition chambers for semiconductor manufacturing. The valuable element of this project was that the expected future products would be differentiated from Tylan's current products, would offer enhanced sensitivity and the ability to monitor corrosive gas streams and would also have applications for different target gases and sample environments. While Tylan retained management direction over this project, development was performed by a third party pursuant to a development and license agreement.

          Under the development and license agreement Tylan directed the research with the objective of developing intracavity laser spectroscopy technologies for application in semiconductor, flat panel, and fiber optic manufacturing industries. According to this agreement, Tylan was to have the rights and responsibilities to utilize the technology, were it to be successfully developed, and to manufacture products for sale to the above industries. This agreement provided for aggregate development fees of $8.0 million, payable $0.3 million at signing and the balance in equal quarterly installments thereafter over the five year term of the agreement. The agreement was terminable at will by Tylan but required the payment of a termination fee equal to six quarters of development fees ($2.4 million). Development fees were charged against research and development expense.

          This project was written off because, at the time of the Tylan acquisition, it was very early in the development process and had not achieved technological feasibility. There was also significant uncertainty as to the precise configuration and market requirements of the expected products based on the intracavity laser spectroscopy technology. In addition, there was considerable uncertainty as to how long it would take to develop a commercializable product from this technology. Further, technological feasibility for potential alternative future uses of this technology had not been achieved.

          As a result of the prolonged downturn in the microelectronics industry, the Company has reprioritized research and development programs and further development of this project was suspended in late 1997. This resulted in a decision to terminate the third party development and license agreement in December 1997 and the termination fee was charged to the acquisition reserve. The Company retains certain post-termination residual rights to this technology and is currently re-evaluating the future of this project.

          The second significant IPR&D project acquired with Tylan which has been written off was the development of a new more versatile, sensitive and easily manufactured transducer based on thin film technology. This project had an estimated fair value of $15.0 million, was expected to require the investment of an additional $1.2 million and ten man years to complete and was anticipated to generate significant revenues over the estimated life of the resulting products. If proven technologically feasible, the valuable element of this project was that it was expected to generate a transducer which was superior to current transducers in that it could operate in both high and low pressure environments with enhanced sensitivity and would be easier and less expensive to manufacture.

          This project was written off because, as of the date of the Tylan acquisition, it was unknown whether or not the thin film transducer technology could be manufactured successfully on a large scale. Significant issues relating to manufacturability and whether product physical dimensions and other product criteria could be achieved remained to be resolved. In addition, there was uncertainty concerning customer acceptance of this product. Further, the technology underlying this project had no alternative future uses not included in its estimated fair value within the markets served by the Company.

          This project has successfully achieved technological feasibility and has yielded one commercializable product which is expected to be launched during 1999. However, the objective of ease and cost effectiveness to manufacture continues to be a challenge. Accordingly, the current revenue projection for the resulting products is approximately one-third of the original estimate. The estimated cost to complete this project is currently expected to be less than one-half of the original estimate.

          In addition, to the foregoing IPR&D projects, the Tylan acquisition included eight other IPR&D projects with an aggregate value of $45.6 million, not considered to be individually significant and which were expected to cost an aggregate of $2.5 million and twenty-nine man years to complete. These projects were written off because technological feasibility had not been demonstrated as of the date of the acquisition of Tylan. As of December 31, 1998, three of these eight projects have been completed, two have been cancelled, one is ongoing, one has had a major change in its scope and has been integrated into a post acquisition project and one has been suspended. As of December 31, 1998, an aggregate of $4.9 million had been invested on these individually insignificant Tylan IPR&D projects and it was estimated that an additional $0.5 million would be required to achieve technological feasibility for the one ongoing project. The reasons for the aggregate increase in investment in these insignificant IPR&D projects included the change in the direction of three of these IPR&D projects to adapt to the evolving needs of the target customer base, the unanticipated technical complexity in adapting promising miniaturization technologies from other industries to Tylan product applications and the expansion of the scope of certain of these projects since the date of the Tylan acquisition.

          In order to integrate Tylan's business operations with those of Millipore, a plan was adopted pursuant to which management undertook the following activities: replacement of Tylan's business systems with the Company's common business information systems, elimination of redundant executive and administrative personnel, realignment of product distribution channels to achieve compatibility with those of Millipore, termination of supply agreements, divestiture of non-strategic product lines and consolidation of manufacturing plants in the U.S. and Japan. This integration plan provided for the termination of 300 Tylan employees and was extended to include additional U.S. manufacturing plants in the consolidation. This extended integration plan was implemented with no major change. As of December 31, 1998, the redundant Tylan facilities in the U.S. had been closed and their operations consolidated into the Allen, Texas facility. The integration activities for this acquisition are complete with final cash payments for contractual agreements continuing through 2000.

                              RESULTS OF OPERATIONS

     The Company reported a profit of $0.22 per share for 1998 compared to a loss of $0.89 per share for 1997 and a profit of $0.94 per share for 1996. Excluding restructuring charges and unusual items, the Company would have reported diluted earnings per share from continuing operations of $0.60, $1.65 and $2.06 for 1998, 1997 and 1996, respectively.

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

     Key initiatives include:

          1. Discontinue non-strategic product lines and rationalize product offerings to improve product line focus. The non-strategic product lines consisted of high pressure liquid chromatography equipment, semiconductor fab monitoring and control software and various filtration devices. The rationalization of product offerings is a result of management's review which identified specific products with limited profitability or products which were inconsistent with current strategic marketing plans, such as non-standard products. These actions to improve product line focus were completed by September 30, 1998.

          2. Consolidate certain manufacturing operations to eliminate duplicate manufacturing processes. Identified manufacturing operations in Ireland and the U.S. will be consolidated into existing facilities within the Company, resulting in similar production activities occurring at the same locations. The consolidation of manufacturing operations will be completed in 2000.

          3. Realign European country organizational structure to focus on operating business units and establish a regional transaction service center, resulting in the consolidation of financial and administrative activities into a single location. The Company plans to complete the transition to the service center by the end of 1999.

          4. Reduce administrative and management infrastructure costs in Asia. These cost reductions will result in a lower overhead structure for administrative and management infrastructure in Asia and will be achieved through reduced facility costs and administrative positions as offices in the region were consolidated during 1998.

          5. Renegotiate marketing, research and development and supply agreements. These agreements were amended to eliminate the cost of maintaining certain exclusivity rights and to reduce purchasing commitments for non-strategic products. These actions will be completed by the end of 1999.

          6. Streamline the supply chain management function through the centralization of worldwide procurement functions and the consolidation of vendors to significantly reduce the aggregate number of vendors, resulting in cost savings and shorter cycle time within the procurement function as well as materials cost reductions. These actions will be completed during 1999.

     In the third quarter of 1998, the Company recorded an expense associated with these activities of $42.8 million ($29.1 million after tax) including a restructuring charge of $33.6 million and a $6.2 million charge for inventory and $3.0 million of fixed asset write-offs against cost of sales. The $33.6 million restructuring charge included $18.3 million of employee severance costs, $9.5 million write-off of real and intangible assets associated with discontinued product lines and with the termination of certain rights under two technology development collaborations, $3.8 million of lease cancellation costs and $2.0 million of contract termination costs. During 1998, approximately $5.6 million of restructuring costs, consisting primarily of severance, were paid and $18.5 million remains accrued and will be substantially paid in 1999 and with the remainder in future years.

     The restructuring initiatives combined with the consolidation of the Company's Microelectronics plants will result in the elimination of 620 positions worldwide. Notification to employees was completed in the third quarter of 1998, however a small number of these employees will continue in their existing positions through 2000 with their related salary costs charged to operations as incurred. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through the early part of 2000.

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

The summary of restructuring charges and unusual items is as follows:

      Summary of Restructuring Charges and Unusual Items:                               Year Ended
      (In millions, except per share data)                                             December 31,
                                                                             1998          1997          1996
                                                                            -----------------------------------
      Cost of sales
          Write-off of inventory and manufacturing equipment                $   9.2       $    --       $    --
          Provision for excess and obsolete inventory                           6.0                          --
          Purchase accounting adjustment                                         --           5.0            --
                                                                            -----------------------------------
      Impact on gross margin                                                  (15.2)         (5.0)           --

      Operating expenses
          Purchased research and development expenses                            --         114.1          68.3
          Restructuring charges                                                33.6            --            --
          Litigation settlements                                               11.8            --            --
                                                                            -----------------------------------
      Loss from continuing operations before income taxes                     (60.6)       (119.1)        (68.3)
      Gain on sale of equity securities                                        35.6           8.3           5.3
                                                                            -----------------------------------
      Impact on loss from continuing operations before income taxes           (25.0)       (110.8)        (63.0)
      Tax impact of restructuring charges and unusual items                    (8.4)          1.2         (14.8)
                                                                            -----------------------------------
      Net loss from continuing operations                                     (16.6)       (112.0)        (48.2)
       Net loss on disposal of discontinued operations ($2.6 pre-tax)            --            --          (2.0)
                                                                            -----------------------------------
      Net loss from restructuring charges and unusual items                 $ (16.6)      $(112.0)      $ (50.2)
                                                                            ===================================
      Net loss per share from restructuring charges and unusual items       $ (0.37)      $ (2.54)      $ (1.13)
                                                                            ===================================

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

     During 1998 and 1997 the U.S. dollar strengthened against most of the European and Asian currencies in which the Company transacts business. The net effect of this currency movement in 1998 was to increase the rate of the sales decline by 3 percentage points. In 1997 the stronger dollar decreased reported sales growth and sales growth excluding acquisitions by 9 percentage points and 7 percentage points, respectively. The U.S. dollar increased in value against the Japanese yen in 1996 with the net result of decreasing the reported sales growth by 5 percentage points (approximately 22% of Millipore's net sales are to customers in Japan). As a general matter, a stronger U.S. dollar will adversely affect the sales growth of both business segments. However, since the Microelectronics segment has a higher percentage of sales in Asia, strengthening of the dollar against Asian currencies will have a somewhat larger impact on that segment. Price changes have not significantly affected the comparability of sales during the past three years.

Sales growth by business segment and geography, measured in local currencies and U.S. dollars, is summarized in the table below.

                                Sales Growth in Local      Sales Growth in U.S. Dollars
                                ---------------------      ----------------------------
                                     Currencies
                                     ----------
                                 With          Without         With          Without
                                 ----          -------         ----          -------
                             Acquisitions   Acquisitions   Acquisitions    Acquisitions
                             ------------   ------------   ------------    ------------
                             1998    1997   1997    1996   1998    1997    1997    1996
                             ----    ----   ----    ----   ----    ----    ----    ----
    Biopharmaceutical &
       Research ...........    7%     19%     7%     10%     5%     12%     (0)%     6%
    Microelectronics ......  (28)%    64%     4%      7%   (32)%    50%     (4)%     0%
                             ---     ---    ---     ---    ---     ---     ---     ---
       Consolidated .......   (5)%    32%     6%      9%    (8)%    23%     (1)%     4%
                             ---     ---    ---     ---    ---     ---     ---     ---

    Americas ..............   (9)%    48%     7%      7%    (9)%    48%      6%      7%
    Europe ................    8%     28%     8%      6%     7%     15%     (3)%     4%
    Asia/Pacific ..........  (13)%    15%     3%     14%   (21)%     3%     (8)%     2%
                             ---     ---    ---     ---    ---     ---     ---     ---
       Consolidated .......   (5)%    32%     6%      9%    (8)%    23%     (1)%     4%
                             ---     ---    ---     ---    ---     ---     ---     ---

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

Gain on Sale of Equity Securities

     Gain on sale of equity securities in 1998 primarily reflects the sale of the Company's holdings in PerSeptive Biosystems common shares. As of December 31, 1997, the Company held 2.2 million shares of PerSeptive Biosystems common stock and 1,000 shares of PerSeptive Biosystems preferred stock. On January 22, 1998, PerSeptive merged with The Perkin-Elmer Corporation. Pursuant to the merger, all of the Company's holdings of common and preferred shares in PerSeptive were converted into an aggregate of 587,000 shares of Perkin-Elmer common stock. In the first quarter of 1998, the Company sold all of its shares of Perkin-Elmer stock for approximately $32.5 million in cash. The Company also sold all of its common shares of Glyko Biomedical Ltd. in the first quarter of 1998 and recognized a gain of $3.1 million.

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

Provision for Income Taxes

     The effective income tax rate in 1998, including the restructuring program, was a benefit of 15.4 percent. Excluding the effect of the restructuring program, the effective income tax rate was 21.0 percent. The Company's effective income tax rate in 1997, excluding the non-tax deductible write-off of purchased research and development associated with the Tylan acquisition, was 21.0 percent compared to 23.5 percent in 1996. The lower effective tax rate in 1997 as compared to 1996 reflected a higher proportion of income generated by low tax rate manufacturing sites.

Net Loss on Disposal of Discontinued Operations

     In 1994 the Company sold it's Waters Chromatography Division and, in a separate transaction, sold certain assets of its non-membrane bioscience business. During the third quarter of 1998, the Company completed a comprehensive review of its accounting for these divestitures and recorded a $5.8 million (after tax) net loss on the disposal of these businesses. As a result of correspondence with the staff of the Securities and Exchange Commission, the financial statements for all periods affected have been restated to reflect a net loss on the disposal of discontinued operations, net of taxes, of $0 in 1998, $2.0 million in 1996 and $3.8 million in 1994. This change reflects the corrected accounting of the remaining assets and liabilities associated with these divested operations.

Earnings Per Share

     Earnings per share in 1998 were impacted by restructuring charges and several unusual items. Both 1997 and 1996 earnings per share included significant write-offs of purchased research and development associated with the Company's acquisition of Amicon and Tylan. Earnings per share in 1996 were also impacted by the charge to discontinued operations discussed above. The impact of these items is reflected in the above schedule of Restructuring Charges and Unusual Items.

     Additionally, earnings per share were adversely impacted by the comparatively stronger U.S. dollar, reducing earnings by $0.33 per share in 1998 as compared to 1997 and $0.26 per share in 1997 as compared to 1996.

                                   MARKET RISK

     The Company is exposed to market risks, which include changes in interest rates and changes in foreign currency exchange rates as measured both against the U.S. dollar and each other. The Company manages these market risks through its normal financing and operating activities and, when appropriate, through the use of derivative financial instruments. The Company does not invest in derivative financial instruments for speculative purposes.

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

     The Company enters into foreign currency option contracts to sell yen on a continuing basis in amounts and timing consistent with the underlying currency transactions. The gains on these transactions, if any, partially offset the realized foreign exchange losses on the underlying exposure. Gains, net of premium costs, of $2.2 million in 1998, $4.4 million in 1997 and $2.7 million in 1996 were realized from these contracts and were recorded in cost of sales. At December 31, 1998, the Company had open option contracts to sell yen aggregating $47.3 million. All open options expire within 15 months. Premiums to purchase foreign currency option contracts are amortized over the life of the contract. Unamortized premiums of $1.4 million were included in other current assets as of December 31, 1998.

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

     In May 1998, the Company reduced the maximum funds available under its unsecured Revolving Credit Agreement, dated January 22, 1997 (the "Credit Agreement") from $350 million to $250 million.

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

Sales: The semiconductor industry in which the Microelectronics business segment participates is highly cyclical. The current downturn began in the middle of 1996 and is expected to continue into 1999. Independent market research for the semiconductor industry suggests that a moderate growth cycle will begin in the second half of 1999 with stronger growth in 2000. However, capital equipment sales, which represents approximately 40 percent of the Microelectronics segment revenues, could lag the industry upturn due to excess capacity in certain segments of the market.

     The Biopharmaceutical & Research segment has demonstrated relatively stable patterns of revenue growth. Customers in this segment, particularly those involved in the production of sterile drugs, purchase standardized products for use in validated production processes. Accordingly, it is important to participate in the development of new drugs / New Chemical Entities in order to be designed into the ultimate manufacturing process. Adoption of new technologies and products requires a lengthy validation process prior to adoption. The growth of this segment is highly leveraged on the development and approval of New Chemical Entities. It is difficult to ascertain the number or timing of such approvals, however, the number of drugs at various stages in the approval process has increased significantly over the past two years. The remaining driver of this segment is research and development spending which has been relatively stable and is expected to continue with growth in the mid single digits.

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

                           FORWARD-LOOKING STATEMENTS

The matters discussed herein, as well as in future oral and written statements by management of the Company, that are forward-looking statements, are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. When used herein or in such statements, the words "anticipate", "believe", "estimate", "expect", "may", "will", "should" or the negative thereof and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. In addition to the matters discussed herein, potential risks and uncertainties that could affect the Company's future operating results include, without limitation, foreign exchange rates; increased regulatory concerns on the part of the biopharmaceutical industry; further consolidation of drug manufacturers; competitive factors such as new membrane technology, and/or a new method of chip manufacture which relies less heavily on purified chemicals and gases; availability of component products on a timely basis; inventory risks due to shifts in market demand; change in product mix; conditions in the economy in general, including uncertainties in selected Asian economies, and in the microelectronics manufacturing market in particular; the difficulty in integrating acquired companies; the failure to realize the savings contemplated by certain restructuring activities; potential environmental liabilities; the inability to utilize technology in current or planned products due to overriding rights by third parties, and the other risk factors described elsewhere in this Form 10-K/A Annual Report, and in particular the matters described in Item 1 above under the heading "Environmental Matters". Specific reference is also made to the risks and uncertainties described in the Registration Statement on Form S-3 (Registration 333-23025) filed by the Company in connection with its offering of $300 million of Debt Securities in May 1997 ( in particular, to those risks described under "Factors Which May Affect Future Results"). See also "Legal Proceedings" and "Business Outlook and Uncertainties" above.

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

Item 8. Financial Statements and Supplementary Data.

     The information called for by this item is set forth in the Financial Statements at the end of this report commencing at the pages indicated below:

     Consolidated Statements of Income for the three years ended
         December 31, 1998, 1997 and 1996............................................F-2

     Consolidated Balance Sheets for the years ended December 31, 1998 and 1997......F-3
     Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1998, 1997 and 1996................................F-4
     Consolidated Statements of Cash Flows for the three years
         ended December 31, 1998, 1997 and 1996......................................F-5
     Notes to Consolidated Financial Statements......................................F-6
     Report of Independent Accountants...............................................F-29
     Quarterly Results (Unaudited)...................................................F-30

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

     3.   List of Exhibits.

     A.   The following exhibits are incorporated by reference:

Reg. S-K
Item 601(b)                                                     Referenced Document on
Reference      Document Incorporated                            file with the Commission
---------      ---------------------                            ------------------------

(3) (i)  Restated Articles of Organization,                Form 10-K Report for year ended December
         as amended May 6, 1996                            31, 1996 [Commission File No. 0-1052]

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

(4)      Indenture dated as of April 1, 1997,              Registration Statement on Form S-3
         relating to the issuance of Debt                  (No. 333-23025) and an accompanying
         Securities in Series                              Form T-1)

Reg. S-K
Item 601(b)                                                     Referenced Document on
Reference      Document Incorporated                            file with the Commission
---------      ---------------------                            ------------------------

(10)     Shareholder Rights Agreement                      Form 8-K Report for April, 1998
[cont'd] dated as of April 15, 1988, as amended            [Commission File No. 0-1052]
         and restated April 16, 1998
         between Millipore and The
         First National Bank of Boston

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

         Long Term Restricted Stock (Incentive)            Form 10-K Report for the year ended
         Plan for Senior Management*                       December 31,1984 [Commission File No. 0-1052]

         1995 Combined Stock Option Plan,                  Form 10-K Report for the year ended
         as amended*                                       December 31, 1997 [Commission File
                                                           No. 0-1052]

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

         Executive Termination                             Form 10-K Report for the year
         Agreement*                                        ended December 31, 1984
                                                           [Commission File No. 0-1052]

         1995 Employee Stock Purchase Plan                 Form 10-K Report for the year
                                                           ended December 31, 1994
                                                           [Commission File No. 0-1052]

         1995 Management Incentive Plan*                   Form 10-K Report for the year
                                                           ended December 31, 1994
                                                           [Commission File No. 0-1052]

--------------------------------------------------------------------------------
*  A "management contract or compensatory plan"

Reg. S-K
Item 601(b)                                                     Referenced Document on
Reference      Document Incorporated                            file with the Commission
---------      ---------------------                            ------------------------

 (10)    Second Amendment, effective as of                 Form 10-K Report for the year
[cont'd] September 30, 1998, to Revolving                  ended December 31, 1998
         Credit Agreement, dated as of                     [Commission File No. 0-1052]
         January 22, 1997, among Millipore
         Corporation and The First National Bank
         of Boston, ABM AMRO Bank N.V.
         and certain other lending institutions

         Note Purchase and Exchange Agreement,             Form 10-K Report for the year
         as amended through November 2, 1998,              ended December 31, 1998
         between Millipore Corporation and                 [Commission File No. 0-1052]
         Metropolitan Life Insurance Company

         Form of letter agreement with directors           Form 10-K Report for the year
         relating to the deferral of directors fees        ended December 31, 1998
         and conversion into phantom stock units*          [Commission File No. 0-1052]

         1989 Stock Option Plan for                        Form 10-K Report for the year
         Non-Employee Directors*                           ended December 31, 1998
                                                           [Commission File No. 0-1052]

         1989 Stock Option Plan                            Form 10-K Report for the year
         for Non-Employee Directors*                       ended December 31, 1998
                                                           [Commission File No. 0-1052]

         Commercial Lease Agreement                        Form 10-K Report for the year
         between EBP 3, Ltd. and                           ended December 31, 1998
         Millipore Corporation with respect                [Commission File No. 0-1052]
         to Premises located in Allen, Texas

(11)     Computation of Per Share Earnings                 The computation can be clearly
                                                           determined from the material set
                                                           forth in Note F to the Financial
                                                           Statements contained on page F-14

(21)     Subsidiaries of Millipore                         Form 10-K Report for the year
                                                           ended December 31, 1998
                                                           [Commission File No. 0-1052]

--------------------------------------------------------------------------------
* A "management contract or compensatory plan"

     B. The following Exhibits are filed herewith:

Reg. S-K
Item 601(b)
Reference           Documents Filed Herewith
---------           ------------------------

(10) ISDA Master Agreement, dated January 27, 1994, as amended, with Morgan Guaranty Trust Company of New York

(23) Consent of Independent Accountants relating to the incorporation of their report on the Consolidated Financial Statements into Company's Securities Act Registration Nos. 2-72124, 2-85698, 2-91432, 2-97280, 33-37319, 33-37323, 33-11-790, 33-59005,
         33-10801, 333-79227 and 333-90127 on Form S-8, Securities Act
         Registration Nos. 2-84252, 33-9706, 33-22196, 33-47213 and
         333-23025 on Form S-3, Securities Act Registration No. 333-80781 on Form S-3/A and Securities Act Registration No. 33-58117 on Form S-4.

(24)     Power of Attorney

(27)     Financial Data Schedule

     (b) Reports on Form 8-K.

             No reports on Form 8-K have been filed by Registrant during the last quarter of the fiscal year ended December 31, 1998.

     (c) Exhibits.

             The Company hereby files as exhibits to this Annual Report on Form 10-K/A those exhibits listed in Item 14(a)(3)(B) above, which are attached hereto.

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

                                             MILLIPORE CORPORATION

Dated: November 12, 1999                     By /s/ JEFFREY RUDIN
                                                -----------------------------
                                                Jeffrey Rudin, Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

SIGNATURE                     TITLE                           DATE
---------                     -----                           ----


C.WILLIAM ZADEL*              Chairman, President,            November 12, 1999
-----------------------       Chief Executive Officer,
C. William Zadel              and Director


/s/ FRANCIS J. LUNGER         Vice President,                 November 12, 1999
-----------------------       Chief Financial Officer
Francis J. Lunger


/s/ KATHLEEN B. ALLEN         Corporate Controller            November 12, 1999
-----------------------
Kathleen B. Allen


SAMUEL C. BUTLER*             Director                        November 12, 1999
-----------------------
Samuel C. Butler


ROBERT C. BISHOP*             Director                        November 12, 1999
-----------------------
Robert C. Bishop


ROBERT E. CALDWELL*           Director                        November 12, 1999
-----------------------
Robert E. Caldwell

ELAINE L. CHAO*               Director                        November 12, 1999
-----------------------
Elaine L. Chao


MAUREEN A. HENDRICKS*         Director                        November 12, 1999
-----------------------
Maureen A. Hendricks

                              Director                        November 12, 1999
-----------------------
Mark Hoffman


                              Director                        November 12, 1999
-----------------------
Thomas O. Pyle


/s/ RICHARD J. LANE*          Director                        November 12, 1999
-----------------------
Richard J. Lane


                              Director                        November 12, 1999
-----------------------
John F. Reno

*By /s/ JEFFREY RUDIN
---------------------------------
Jeffrey Rudin, Attorney-in-Fact

                              MILLIPORE CORPORATION

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income
   for the three years ended December 31, 1998, 1997 and 1996...........F-2

Consolidated Balance Sheets
     for the years ended December 31, 1998 and 1997.....................F-3

Consolidated Statements of Shareholders' Equity
   for the three years ended December 31, 1998, 1997 and 1996...........F-4

Consolidated Statements of Cash Flows
   for the three years ended December 31, 1998, 1997 and 1996...........F-5

Notes to Consolidated Financial Statements..............................F-6

Report of Independent Accountants.......................................F-29

Quarterly Results (Unaudited)...........................................F-30

                              MILLIPORE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                Year ended December 31
                                                                         ------------------------------------
                                                                         1998            1997            1996
                                                                       ---------       ---------       ---------
                                                                       (In thousands except per share data)
Net sales .......................................................      $ 699,307       $ 758,919       $ 618,735
Cost of sales ...................................................        364,467         342,237         249,443
                                                                       ---------       ---------       ---------
     Gross profit ...............................................        334,840         416,682         369,292
Selling, general and administrative expenses ....................        236,521         245,585         202,140
Research and development expenses ...............................         53,578          55,899          38,429
Purchased research and development expense ......................             --         114,091          68,311
Restructuring charges ...........................................         33,641              --              --
Settlement of litigation ........................................         11,766              --              --
                                                                       ---------       ---------       ---------
     Operating (loss) income ....................................           (666)          1,107          60,412
Gain on sale of equity securities ...............................         35,594           8,330           5,329
Interest income .................................................          3,090           2,937           2,780
Interest expense ................................................        (29,474)        (30,484)        (11,498)
                                                                       ---------       ---------       ---------
Income (loss) from continuing operations before income taxes ....          8,544         (18,110)         57,023
(Benefit) provision for income taxes ............................         (1,320)         20,674          13,401
                                                                       ---------       ---------       ---------
Net income (loss) from continuing operations ....................          9,864         (38,784)         43,622
Net loss on disposal of discontinued operations .................             --              --           2,036
                                                                       ---------       ---------       ---------
Net income (loss) ...............................................      $   9,864       $ (38,784)      $  41,586
                                                                       =========       =========       =========
Basic net income (loss) per share
     Income (loss) from continuing operations ...................      $    0.22       $   (0.89)      $    1.00
     Net income (loss) per share ................................      $    0.22       $   (0.89)      $    0.95
Diluted net income (loss) per share
     Income (loss) from continuing operations ...................      $    0.22       $   (0.89)      $    0.98
     Net income (loss) per share ................................      $    0.22       $   (0.89)      $    0.94
Weighted average shares outstanding
     Basic ......................................................         43,864          43,527          43,602
     Diluted ....................................................         44,289          43,527          44,457

         The accompanying notes are an integral part of the consolidated financial statements.

                              MILLIPORE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31
                                                                                             ---------------------
                                                                                             1998             1997
                                                                                           ---------       ---------
                                                                                                 (In thousands)
                                        ASSETS
Current assets:
     Cash and cash equivalents ......................................................      $  36,022       $  20,269
     Accounts receivable (less allowance for doubtful accounts of $3,149 in 1998
        and $3,010 in 1997) .........................................................        154,258         176,585
     Inventories ....................................................................        107,241         127,192
     Other current assets ...........................................................          7,231          28,362

                                                                                           ---------       ---------
          Total current assets ......................................................        304,752         352,408
Property, plant and equipment, net ..................................................        237,414         220,094
Intangible assets (less accumulated amortization of $17,289 in 1998 and $10,000
   in 1997) .                                                                                 76,507          77,394
Deferred income taxes ...............................................................        108,545          90,455
Other assets  .                                                                               35,222          31,950
                                                                                           ---------       ---------
          Total assets ..............................................................      $ 762,440       $ 772,301
                                                                                           =========       =========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable ..................................................................      $ 171,340       $ 165,576
     Accounts payable ...............................................................         39,729          46,088
     Accrued expenses ...............................................................         75,544          79,660
     Dividends payable ..............................................................          4,847           4,369
     Accrued retirement plan contributions ..........................................          6,931           7,088
     Accrued income taxes payable ...................................................            290          13,458
                                                                                           ---------       ---------
          Total current liabilities .................................................        298,681         316,239
Long-term debt ......................................................................        299,110         286,844
Other liabilities ...................................................................         27,741          26,071
Commitments and contingent liabilities ..............................................             --              --
Shareholders' equity:
     Common stock, par value $1.00 per share, 120,000 shares authorized;
        56,988 shares issued as of December 31, 1998 and 1997 .......................         56,988          56,988
     Additional paid-in capital .....................................................         11,780          10,927
     Retained earnings ..............................................................        472,746         484,442
     Accumulated other comprehensive loss ...........................................        (27,668)        (21,720)
                                                                                           ---------       ---------
                                                                                             513,846         530,637
     Less: Treasury stock at cost, 12,921 and 13,291 shares as of December 31,
        1998 and 1997, respectively                                                         (376,938)       (387,490)
                                                                                           ---------       ---------
          Total shareholders' equity ................................................        136,908         143,147
                                                                                           ---------       ---------
Total liabilities and shareholders' equity ..........................................      $ 762,440       $ 772,301
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

         The accompanying notes are an integral part of the consolidated financial statements

                              MILLIPORE CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996

                      (In thousands, except per share data)

                                                                                  Accumulated Other
                                                                                  -----------------
                                                                             Comprehensive Income (Loss)
                                                                             ---------------------------

                                                                Common Stock
                                                                ------------
                                                                                    Additional                     Unrealized
                                                                                    ----------                     ----------
                                                                          Par         Paid-in        Retained    gain (loss) on
                                                                          ---         -------        --------    --------------
                                                           Shares        Value        Capital        Earnings      securities
                                                           ------        -----        -------        --------      ----------

Balance at December 31, 1995..........................     56,988     $   56,988     $      --     $  519,822     $        --
                                                           ======     ==========     =========     ==========     ===========
Comprehensive income:
    Net income........................................                                                 41,586
       Unrealized holding gains arising during
           period, net of tax of $9,075...............                                                                 13,613
       Less: reclassification adjustment for
          gains realized in net income, net of
          tax of $1,252...............................                                                                 (4,077)
                                                                                                                  -----------
       Net unrealized gain on securities
          available for sale, net of income tax
          expense of $6,358...........................                                                                  9,536
       Translation adjustments........................
    Total comprehensive income........................
Cash dividends declared, $0.35 per share..............                                                (15,261)
Treasury stock acquired...............................
Impact of stock plans.................................                                                 (3,396)
U.S. tax benefit from stock plan activity.............                                   8,800
                                                                                     ---------     ----------     -----------
Balance at December 31, 1996..........................     56,988     $   56,988     $   8,800     $  542,751     $     9,536
                                                           ======     ==========     =========     ==========     ===========
Comprehensive loss:
    Net loss..........................................                                                (38,784)
       Unrealized holding gains arising during
          period, net of tax of $10,107...............                                                                 15,160
       Less: reclassification adjustment for
          gains realized in net income, net of
          tax of $1,749...............................                                                                 (6,581)
                                                                                                                  -----------
       Net unrealized gain on securities
          available for sale, net of income tax
          expense of $5,719...........................                                                                  8,579
       Translation adjustments........................
    Total comprehensive loss..........................
Cash dividends declared, $0.39 per share..............                                                (17,028)
Impact of stock plans.................................                                                 (2,497)
U.S. tax benefit from stock plan activity.............                                   2,127
                                                                                     ---------     ----------     -----------
Balance at December 31, 1997..........................     56,988     $   56,988     $  10,927     $  484,442     $    18,115
                                                           ======     ==========     =========     ==========     ===========
Comprehensive loss:
    Net income........................................                                                  9,864
       Unrealized holding gains arising during
          period, net of tax of $6,564................                                                                  9,846
       Less: reclassification adjustment for
          gains realized in net income, net of
          tax of $7,475...............................                                                                (28,119)
                                                                                                                  -----------
       Net unrealized loss on securities
          available for sale, net of income tax
          benefit of $(12,182)........................                                                                (18,273)
       Translation adjustments........................
    Total comprehensive loss..........................
Cash dividends declared, $0.43 per share..............                                                (18,905)
Impact of stock plans.................................                                                 (2,655)
U.S. tax benefit from stock plan activity.............                                     853
                                                                                     ---------     ----------     -----------
Balance at December 31, 1998..........................     56,988     $   56,988     $  11,780     $  472,746     $      (158)
                                                           ======     ==========     =========     ==========     ===========

                                                                                  Accumulated Other
                                                                                  -----------------
                                                                             Comprehensive Income (Loss)
                                                                             ---------------------------

                                                                                           Treasury Stock
                                                                                           --------------

                                                            Translation                                                Total
                                                            -----------                                            Shareholders'
                                                            Adjustments      Total       Shares          Cost         Equity
                                                            -----------      -----       ------          ----         ------

Balance at December 31, 1995..........................       $     375     $     375    (12,727)     $ (354,521)     $ 222,664
                                                             =========     =========    =======      ==========      =========
Comprehensive income:
    Net income........................................                                                                  41,586
       Unrealized holding gains arising during
           period, net of tax of $9,075...............
       Less: reclassification adjustment for
          gains realized in net income, net of
          tax of $1,252...............................
       Net unrealized gain on securities
          available for sale, net of income tax
          expense of $6,358...........................                         9,536                                     9,536
       Translation adjustments........................          (8,655)       (8,655)                                   (8,655)
                                                                                                                     ---------
    Total comprehensive income........................                                                                  42,467
Cash dividends declared, $0.35 per share..............                                                                 (15,261)
Treasury stock acquired...............................                                   (1,462)        (58,362)       (58,362)
Impact of stock plans.................................                                      523          14,846         11,450
U.S. tax benefit from stock plan activity.............                                                                   8,800
                                                             ---------     ---------                 ----------      ---------
Balance at December 31, 1996..........................       $  (8,280)    $   1,256    (13,666)     $ (398,037)     $ 211,758
                                                             =========     =========    =======      ==========      =========
Comprehensive loss:
    Net loss..........................................                                                                 (38,784)
       Unrealized holding gains arising during
          period, net of tax of $10,107...............
       Less: reclassification adjustment for
          gains realized in net income, net of
          tax of $1,749...............................
       Net unrealized gain on securities
          available for sale, net of income tax
          expense of $5,719...........................                         8,579                                     8,579
       Translation adjustments........................         (31,555)      (31,555)                                  (31,555)
                                                                                                                     ---------
    Total comprehensive loss..........................                                                                 (61,760)
Cash dividends declared, $0.39 per share..............                                                                 (17,028)
Impact of stock plans.................................                                      375          10,547          8,050
U.S. tax benefit from stock plan activity.............                                                                   2,127
                                                             ---------     ---------    -------      ----------      ---------
Balance at December 31, 1997..........................       $ (39,835)    $ (21,720)   (13,291)     $ (387,490)     $ 143,147
                                                             =========     =========    =======      ==========      =========
Comprehensive loss:
    Net income........................................                                                                   9,864
       Unrealized holding gains arising during
          period, net of tax of $6,564................
       Less: reclassification adjustment for
          gains realized in net income, net of
          tax of $7,475...............................
       Net unrealized loss on securities
          available for sale, net of income tax
          benefit of $(12,182)........................                       (18,273)                                  (18,273)
       Translation adjustments........................          12,325        12,325                                    12,325
                                                                                                                     ---------
    Total comprehensive loss..........................                                                                    3,916
Cash dividends declared, $0.43 per share..............                                                                 (18,905)
Impact of stock plans.................................                                      370          10,552          7,897
U.S. tax benefit from stock plan activity.............                                                                     853
                                                             ---------     ---------                 ----------      ---------
Balance at December 31, 1998..........................       $ (27,510)    $ (27,668)   (12,921)     $ (376,938)     $ 136,908
                                                             =========     =========    =======      ==========      =========

         The accompanying notes are an integral part of the consolidated financial statements.

                              MILLIPORE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year ended December 31
                                                                                ---------------------------------------
                                                                                  1998           1997           1996
                                                                                ---------      ---------      ---------
                                                                                            (In thousands)
Cash Flows from Operating Activities:
Net income (loss) .........................................................     $   9,864      $ (38,784)     $  41,586
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Restructuring charges ................................................        42,816             --             --
     Net loss on disposal of discontinued operations ......................            --             --          2,036
     Purchased research and development expense ...........................            --        114,091         68,311
     Write-off of acquired inventory step-up ..............................            --          5,000             --
     Gain on sale of securities ...........................................       (35,594)        (8,330)        (5,329)
     Depreciation and amortization ........................................        44,409         40,661         30,587
     Deferred income tax (benefit) provision ..............................       (12,762)         5,835         (8,212)
     Change in operating assets and liabilities:
          Decrease (increase) in accounts receivable ......................        32,327        (24,468)           247
          Decrease (increase) in inventories ..............................        21,053        (13,361)       (11,612)
          Decrease (increase) in other current assets .....................         3,558         (6,937)         1,661
          (Increase) in other assets ......................................          (267)        (8,648)        (8,747)
          (Decrease) in accounts payable and accrued expenses .............       (37,972)       (21,629)       (11,087)
          (Decrease) increase in accrued retirement plan contributions ....          (342)         2,557            (36)
          (Decrease) increase in accrued income taxes .....................       (15,545)         1,050          1,723
          Other ...........................................................           (10)         6,942          1,058
                                                                                ---------      ---------      ---------
Net cash provided by operating activities .................................        51,535         53,979        102,186

Cash Flows from Investing Activities:
Additions to property, plant and equipment ................................       (59,787)       (41,063)       (30,427)
Additions to intangible assets ............................................        (3,953)        (6,135)        (1,760)
Acquisitions, net of cash acquired ........................................            --       (159,158)      (122,576)
Other investments .........................................................            --         (1,646)        (4,010)
Net cash used by discontinued businesses ..................................        (2,255)        (3,516)        (7,939)
Proceeds from sale of securities ..........................................        35,594          8,330          5,745
                                                                                ---------      ---------      ---------
Net cash used in investing activities .....................................       (30,401)      (203,188)      (160,967)

Cash Flows from Financing Activities:
Treasury stock acquired ...................................................            --             --        (58,362)
Issuance of treasury stock under stock plans ..............................         6,274          6,956         11,450
Net change in short-term debt .............................................         5,821         65,036         20,045
Proceeds from issuance of long-term debt ..................................            --        197,950        124,397
Payments on long-term debt ................................................            --       (126,018)            --
Dividends paid ............................................................       (18,427)       (16,558)       (14,899)
                                                                                ---------      ---------      ---------
Net cash (used by) provided by financing activities .......................        (6,332)       127,366         82,631
Effect of foreign exchange rates on cash and cash equivalents .............           951         (4,758)          (738)
                                                                                ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents ......................        15,753        (26,601)        23,112
Cash and cash equivalents on January 1 ....................................        20,269         46,870         23,758
                                                                                ---------      ---------      ---------
Cash and cash equivalents on December 31 ..................................     $  36,022      $  20,269      $  46,870
                                                                                =========      =========      =========

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

     The estimated useful lives of the Company's depreciable assets are as follows:

         Leasehold Improvements..........................Life of the Lease
         Buildings and Improvements......................10-40 Years
         Production and Other Equipment..................3-15 Years

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

NOTE B--Subsequent Event

         On February 5, 1999, the Company received a letter from the staff of the Securities and Exchange Commission in which the staff inquired, among other things, about certain charges taken in 1997 and 1996 for purchased research and development expenses recorded in connection with the Amicon and Tylan acquisitions as discussed in Note E. The Company has exchanged correspondence with the staff of the Commission concerning these charges as well as other accounting matters including the charge for the loss on the sale of discontinued operations. As a result of this correspondence, the Company has revised certain disclosures and has restated its financial statements to recognize the charges relating to discontinued operations in prior periods as follows and as described in Note D below. No further comments of the Commission staff are pending and the Company believes that all questions raised by the staff have been resolved.

                 (In thousands except share and per share data)

--------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Income
--------------------------------------------------------------------------------------------------------------------
                                  December 31, 1998             December 31, 1996             December 31, 1994
--------------------------------------------------------------------------------------------------------------------

                               Previously         As         Previously         As         Previously    As Restated
                                Reported       Restated       Reported       Restated       Reported
--------------------------------------------------------------------------------------------------------------------
Net loss on disposal of
discontinued operations        $    5,847     $       --     $       --     $    2,036     $    3,400     $    7,211
--------------------------------------------------------------------------------------------------------------------
Net income                          4,017          9,864         43,622         41,586         56,209         52,398
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Net income per share:
--------------------------------------------------------------------------------------------------------------------
Basic                          $     0.09     $     0.22     $     1.00     $     0.95     $     1.03     $     0.96
--------------------------------------------------------------------------------------------------------------------
Diluted                        $     0.09     $     0.22     $     0.98     $     0.94     $     1.01     $     0.94
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------
Consolidated Balance Sheets
----------------------------------------------------------------
                                 Year ended December 31, 1997
----------------------------------------------------------------
                                Previously
                                 Reported        As Restated
----------------------------------------------------------------

----------------------------------------------------------------
Total assets                     $772,806        $772,301
----------------------------------------------------------------
Accrued expenses                 74,856          79,660
----------------------------------------------------------------
Other liabilities                25,533          26,071
----------------------------------------------------------------
Retained earnings                490,289         484,442
----------------------------------------------------------------
Shareholders' equity             148,994         143,147
----------------------------------------------------------------

NOTE C--Restructuring Charges and Provision for Excess Inventory

     In the second quarter of 1998, the Company announced a restructuring program which was undertaken to improve the competitive position of the Company by streamlining worldwide operations and reducing the overall cost structure. The program includes the consolidation of certain manufacturing operations, realignment of various international subsidiary organizations to focus on operating business units, discontinuance of non-strategic product lines and the rationalization of its product offerings to improve product line focus. This rationalization process included a management review of product offerings to identify and eliminate specific products with limited profitability as well as products which were inconsistent with current strategic marketing plans, such as non-standard products. In the third quarter of 1998, the Company recorded an expense associated with these activities of $42,816 ($29,115 after tax) including a restructuring charge of $33,641 and a $6,244 charge against cost of sales for inventory provisions and $2,931 for fixed asset write-offs. The non-strategic product lines consisted of high pressure liquid chromatography equipment, semiconductor fab monitoring and control software and various filtration devices. The $33,641 restructuring charge included $18,290 of employee severance costs, $3,847 of lease cancellation costs, $2,049 of marketing, research and supply contract termination costs, $7,667 for the write-off of intangible assets including those associated with the discontinued product lines consisting of both unpatented completed technology and tradenames as well as with termination of certain rights under two technology development collaborations and $1,788 for the write-off of fixed assets. As of September 30,1998, there were no assets that remained in use which had been written off. During the fourth quarter of 1998 assets which had been held for disposal relating to one of the non-strategic product lines were divested. There are no remaining assets being held for disposal.

     The restructuring initiatives combined with the consolidation of the Company's microelectronics plants will result in the elimination of 620 positions worldwide (400 positions in manufacturing operations, 160 in selling, general and administrative positions and 60 in research and development). Notification to employees was completed in 1998, although a small number of the employees affected will continue working in their existing positions through 1999 with their related salary costs charged to operations as incurred. As of December 31, 1998, 490 employees had left the Company pursuant to this initiative. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through the early part of 2000.

                 (In thousands except share and per share data)

     Following is a summary of the restructuring charges and related reserve balances at December 31, 1998:

                                                  1998         1998           1998           Balance at
                                                  ----         ----           ----           ----------
                                                Restruc-       Other          Cash          December 31,
                                                --------       -----          ----          ------------
                                                 turing      Activity     Disbursements         1998
                                                 ------      --------     -------------         ----
                                                 Charge
                                                 ------

     Employee severance costs ................  $18,290       $    --       $ 5,447           $12,843
     Lease cancellation costs ................    3,847            --           169             3,678
     Contract terminations and other costs ...    2,049            86            --             1,963
     Write-off of intangible assets ..........    7,667         7,667            --                --
     Write-off of fixed assets ...............    1,788         1,788            --                --
                                                -------       -------       -------           -------
          Total ..............................  $33,641       $ 9,541       $ 5,616           $18,484
                                                =======       =======       =======           =======

     The Company also recorded an incremental provision for excess and obsolete inventory of $6,000 during the third quarter of 1998 in response to adverse changes in demand attributable to recessionary conditions in Asia and the slowdown in the semiconductor industry.

NOTE D--Discontinued Operations

     In August 1994 the Company sold it's Waters Chromatography Division and, in a separate transaction, sold certain assets of its non-membrane bioscience business. At that time the Company recorded a $69,000 reserve in connection with these transactions representing the estimate of costs to abandon facilities, terminate employees, transfer employee benefit obligations and to provide ongoing administrative and contract support services.

       During the third quarter of 1998 the Company completed a comprehensive review of its accounting for these divestitures; as a result of this review a $7,542 additional charge ($5,847 net of income taxes) on the disposal of discontinued operations was recorded. This charge reflects the corrected accounting of the remaining assets and liabilities associated with these divested operations. This charge is comprised of numerous different items, which may be grouped into three general categories: $2,200 of manufacturing assets previously used by the combined operations of Millipore and the Waters Division in Puerto Rico prior to the divestiture of the Waters Division; these assets were not sold to Waters as a part of the divestiture and ultimately had no further use to Millipore after the divestiture; $4,842 of costs associated with the divestiture of the non-membrane bioscience business; and $500 of retirement benefits for Japanese employees of the Waters Chromatography Division. As a result of correspondence with the staff of the Securities and Exchange Commission, the Company restated its financial statements to recognize the $5,847 charge to discontinued operations in prior periods as follows: $2,036 in 1996 and $3,811 in 1994.

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

     At December 31, 1997, the 2,213,375 shares of PerSeptive common stock were considered available for sale in accordance with SFAS No. 115. These shares of common stock were recorded at a fair value of $16,766, net of taxes, in Other Current Assets. The $27,944 of gross unrealized gain related to these shares was recorded in Shareholder's Equity, net of taxes of $11,178.

                 (In thousands except share and per share data)

NOTE E--Acquisitions

     On December 31, 1996, the Company acquired the net assets of the Amicon Separation Science Business of W.R. Grace & Co. (Amicon) for approximately $129,265 in cash, including transaction costs. Amicon manufactures protein purification tools for the research laboratory and for biotechnology manufacturing. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the identifiable tangible and intangible assets based on estimated fair market values of those assets. The Company accrued approximately $27,000 for additional costs associated with the acquisition. These costs included severance payable to Amicon employees, abandonment of duplicate Amicon manufacturing and sales facilities, and termination of certain Amicon contractual obligations. The facilities abandoned were leased sales offices in Europe and Asia as well as an owned manufacturing facility in England. The terminated contractual obligations included a supply agreement. The purchase included, at estimated fair value, current assets of $30,328, property, plant and equipment of $15,474, other assets of $596 and the assumption of liabilities of $9,197. Identifiable intangible assets were valued at $50,753 and included $25,046 of tradenames and $6,857 of patented and $18,850 of unpatented completed technology. These intangible assets will be amortized over their estimated useful lives ranging from five to twenty years. In-process research and development valued at $68,311 was charged to earnings in the fourth quarter of 1996. This charge was taken because neither the projects nor any potential alternative future uses for the technology on which the projects were based had achieved technological feasibility. The purchase was financed through the Company's Revolving Credit Agreement as discussed in Notes I and J. As of December 31, 1998 the integration activities relating to the Amicon business were substantially completed except for the integration of the manufacturing operations from England to the U.S. which was delayed pending the construction of a facility to receive this manufacturing operation, and the resolution of certain vendor agreement termination disputes both of which the Company expects to be completed in 2000. The remaining liability as of December 31, 1998 consists of $1,200 of employee severance costs, $1,000 of costs associated with the termination of an Amicon pre-acquisition supply agreement, $485 for the write-off of assets and $315 of other integration costs.

     On January 22, 1997, the Company completed a cash tender offer for all of the outstanding common shares of Tylan General, Inc. (Tylan). Tylan, which became a wholly-owned subsidiary on January 27, 1997, supplies precision mass flow controllers, and pressure and vacuum measurement and control equipment to the semiconductor industry. The aggregate purchase price, including the assumption of Tylan debt and transaction costs, was $163,371. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the identifiable tangible and intangible assets based on estimated fair market values of those assets. The Company accrued approximately $32,000 for additional integration costs associated with the acquisition. These costs included severance costs, abandonment and consolidation of facilities, and termination of certain Tylan contractual obligations. The facilities abandonment and consolidation costs include the closure of all of the acquired Tylan manufacturing facilities in the U.S. and the transfer of those operations to a new facility in Allen, Texas. All of the vacated facilities were under long-term operating lease agreements. The contractual obligations included payouts with respect to two former officers of Tylan, the termination of supply agreements and the termination of a third party research and development agreement. The final adjusted purchase price included at estimated fair value, current assets of $42,544, property and equipment of $15,559, other assets of $16,477 and liabilities of $22,042. Intangible assets were valued at $28,742 and included $2,717 of tradenames, $5,698 of patented and $7,995 of unpatented completed technology and $12,332 of goodwill. These intangible assets are being amortized over their estimated useful lives ranging from five to twenty years. In-process research and development valued at $114,091 was charged to earnings in the first quarter of 1997. This charge was taken because neither the projects nor any potential alternative future uses for the technology on which the projects were based had achieved technological feasibility. The purchase was financed through the Company's Revolving Credit Agreement discussed in Notes I and J. As of December 31, 1998, the redundant Tylan facilities were closed and their operations consolidated into the Allen, Texas facility. The integration activities for this acquisition are complete with final cash payments for contractual agreements continuing through 2000. The remaining

                 (In thousands except share and per share data)

liability as of December 31, 1998 consists of $2,300 of employee severance costs, $890 of contract termination costs and $914 of facility related costs.

     The integration of the Amicon business was accomplished as originally planned but the employee severance and facility related costs for this integration were $15,000 less than accrued. As the Company undertook implementation of the integration plan during 1997 it was determined that the plan could be completed with significantly less cost. Among the factors which contributed to these savings were the cultural compatibility of the two organizations which permitted the assignment of certain Amicon personnel to vacancies within the Millipore organization as an alternative to termination and the proximity of the Amicon facilities to those of the Company which facilitated the use of those facilities for other Millipore operations.

     The integration plan for the Tylan business was completed by December 31, 1997. During this year the scope of the U.S. manufacturing consolidation was extended from a consolidation of four existing plants into two existing facilities to the consolidation of all existing plants into a new facility. The finalization of the plan to integrate the Tylan business resulted in additional costs totaling $15,000 primarily for additional employee costs relating to the closure of all Tylan manufacturing facilities. These amounts included additional employee retention costs necessary to maintain the Tylan manufacturing facilities until the Allen, Texas site was operational and additional employee relocation and severance costs.

     At December 31,1997, no purchase accounting adjustments for either acquisition were recorded as the incremental effect to the Company's financial position and results of operations in 1997 related to the acquisitions of Amicon and Tylan was immaterial. The final integration plan with respect to the Amicon and Tylan acquisitions included the termination of an aggregate of 460 employees. As of December 31, 1998, the Company had terminated 450 employees in connection with these acquisitions (of which 300 where involved with manufacturing operations and 150 with general and administrative functions). There have been no significant changes to the combined integration plans or to the aggregate costs of integrating these acquisitions.

     Following is a summary of the acquisition reserve for 1997 and 1998. The beginning reserve balance represents the acquisition reserve accruals for both Tylan and Amicon:

                            Beginning
                            ---------
                             Reserve
                             -------
                             Balance          Cash Payments         Asset Write-offs
                             -------          -------------         ----------------
                                                                                               Reserve
                                                                                             Balance at
                                                                                             ----------
                                            Tylan       Amicon      Tylan      Amicon     December 31, 1997
                                            -----       ------      -----      ------     -----------------
Employee costs ..............  $31,903     $10,808     $ 3,993     $    --     $    --              $17,102
Facilities-related costs ....    6,963         600         842          --          --                5,521
Contract termination costs ..    5,431         199       1,085          --          --                4,147
Write-off of assets .........    6,594          --          --       1,591         999                4,004
Other integration expenses ..    8,109       4,225       1,590          --          --                2,294
                               -------     -------     -------     -------     -------              -------
      Total .                  $59,000     $15,832     $ 7,510     $ 1,591     $   999              $33,068
                               =======     =======     =======     =======     =======              =======

                 (In thousands except share and per share data)

                                 Reserve
                                 -------
                               Balance at                                                        Reserve
                               ----------                                                        -------
                              December 31,       Cash Payments          Asset Write-offs        Balance at
                              ------------       -------------          ----------------        ----------
                                  1997                                                         December 31,
                                  ----                                                         ------------
                                                                                                   1998
                                                                                                   ----

                                               Tylan       Amicon       Tylan      Amicon
                                               -----       ------       -----      ------
Employee costs ..................  $17,102     $13,207     $   395     $    --     $    --       $ 3,500
Facilities-related costs ........    5,521       4,424         183          --          --           914
Contract termination costs ......    4,147       2,257          --          --          --         1,890
Write-off of assets .............    4,004          --          --       3,276         243           485
Other integration expenses ......    2,294       1,824         155          --          --           315
                                   -------     -------     -------     -------     -------       -------
      Total .                      $33,068     $21,712     $   733     $ 3,276     $   243       $ 7,104
                                   =======     =======     =======     =======     =======       =======

     The acquisitions of Amicon and Tylan each included in-process research and development for which technological feasibility had not been achieved resulting in charges to earnings of $68,300 in the fourth quarter of 1996 and of $114,000 in the first quarter of 1997, respectively. The estimation of the fair value of the purchased in-process research and development is primarily the responsibility of management. In determining the valuation of in-process research and development projects for both acquisitions, the discounted cash flow approach was used. A range of discount rates from 25 percent to 35 percent was applied depending upon the relative risk of the in-process technology and the market risks for the related product. Revenue projections reflected the estimated useful life of the technology and ranged from 5 to 12 years. Cash flows were reduced in contemplation of on-going operating needs (including working capital) to support the technology and by amounts associated with the use of "core technology" in products under development. The assumptions made regarding pricing, margins and expenses were consistent with the acquired companys' historical trends.

     The following table reflects unaudited pro forma combined results for 1996 of the Company, Amicon and Tylan on the basis that both acquisitions had taken place on January 1, 1996.

                                                                1996
                                                             ----------
           Revenues...................................       $  824,555
           Net Income.................................       $   24,139
           Net Income per common share--Basic..........      $     0.55
           Shares used in computation.................           43,602

     These pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 1996. Pro forma results for 1997 resulting from the acquisition of Tylan would not have been materially different from the results reported.

                 (In thousands except share and per share data)

NOTE F--Basic and Diluted Earnings per Share

     For 1997, basic and diluted earnings per share are the same, as the Company was in a loss position. The following table sets forth the computation of basic and diluted earnings per share for 1998, 1997 and 1996:

                                                                   1998         1997          1996
                                                                 --------     --------      --------
       Numerator:
            Net income (loss) .................................    $9,864     $(38,784)      $41,586
                                                                 ========     ========      ========
       Denominator:
            Basic weighted average shares outstanding .........    43,864       43,527        43,602
            Effect of dilutive securities-stock options .......       425           --           855
                                                                 --------     --------      --------
            Diluted weighted average shares outstanding .......    44,289       43,527        44,457
                                                                 ========     ========      ========
       Net income (loss) per share:
            Basic .............................................     $0.22       $(0.89)        $0.95
            Diluted ...........................................     $0.22       $(0.89)        $0.94

NOTE G--Inventories

     Inventories at December 31, stated at the lower of first-in, first-out
(FIFO) cost or market, consisted of the following:

                                     1998       1997
                                  ---------  ---------
          Raw materials.......    $  35,433  $  42,518
          Work in process.....       18,620     16,545
          Finished goods......       53,188     68,129
                                  ---------  ---------
                                   $107,241  $ 127,192
                                  =========  =========

NOTE H--Property, Plant and Equipment

     Property, plant and equipment at December 31 consisted of the following:

                                                     1998       1997
                                                  ---------  ---------
          Land................................    $   9,248  $   8,750
          Leasehold improvements..............       30,154     18,846
          Buildings and improvements..........      132,783    118,923
          Production and other equipment......      229,115    223,720
          Construction in progress............       24,375     16,440
                                                  ---------  ---------
                                                    425,675    386,679
          Less: accumulated depreciation......      188,261    166,585
                                                  ---------  ---------
                                                  $ 237,414  $ 220,094
                                                  =========  =========

     Depreciation expense for the years ended 1998, 1997, and 1996 was $36,778, $32,797 and $27,972, respectively.

                              MILLIPORE CORPORATION

                 (In thousands except share and per share data)

NOTE I--Notes Payable

     Short-term borrowings and related lines of credit at December 31 are summarized as follows:

                                                                                 1998        1997
                                                                              -----------  --------
          Notes payable...................................................    $   171,340  $165,576
                                                                              -----------  --------
          Unused lines of credit..........................................    $    80,000  $204,424
          Average amount outstanding at month-end during the year.........    $   184,239  $226,379
          Maximum amount outstanding at month-end during the year.........    $   214,113  $392,817
          Weighted average interest rate during the year..................            6.1%      6.0%
          Weighted average interest rate at year-end......................            6.3%      6.1%

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

      In addition, at December 31, 1997, the Company had access to a $20,000 short-term unused line of credit which was cancelled during 1998.

NOTE J--Long-term Debt

     Long-term debt at December 31 consisted of the following:

                                                                             1998        1997
                                                                           --------    --------
          7.23% unsecured notes due in 2002...........................     $100,000    $100,000
          7.60% unsecured notes due in 2007...........................      100,000     100,000
          7.23% notes payable due in 2004.............................      100,000     100,000
          Unrealized gain on revaluation of yen-denominated debt......         (890)    (13,156)
                                                                           --------    --------
          Long-term debt..............................................     $299,110    $286,844
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

                              MILLIPORE CORPORATION

                 (In thousands except share and per share data)

NOTE L--Income Taxes

     Income taxes have been provided in accordance with the provisions of SFAS No. 109. The Company's provisions for income taxes are summarized as follows:

                                                                                  1998          1997         1996
                                                                                --------      --------     --------
     Domestic and foreign income before income taxes:
           Domestic ..................................................          $(27,116)     $(69,479)    $ (2,432)
           Foreign ...................................................            35,660        51,369       56,828
                                                                                --------      --------     --------
                                                                                   8,544       (18,110)      54,396

     Less: Income (loss) on disposal of discontinued operations ......                --            --       (2,627)
                                                                                --------      --------     --------
           Income (loss) from continuing operations before income
              taxes ..................................................          $  8,544      $(18,110)    $ 57,023
                                                                                ========      ========     ========
     Domestic and foreign provisions for income taxes:
           Domestic ..................................................          $ (4,801)     $  6,873     $ (2,953)
           Foreign ...................................................             3,295        13,011       15,427
           State .....................................................               186           790          336
                                                                                --------      --------     --------
                                                                                  (1,320)       20,674       12,810

           Less: portion applied to discontinued operations ..........                --            --         (591)
                                                                                --------      --------     --------
                                                                                $ (1,320)     $ 20,674     $ 13,401
                                                                                ========      ========     ========
     Current and deferred provisions for income taxes:
           Current ...................................................          $  9,747      $ 14,839     $ 21,613
           Deferred ..................................................           (11,067)        5,835       (8,803)
                                                                                --------      --------     --------
                                                                                $ (1,320)     $ 20,674     $ 12,810
                                                                                --------      --------     --------

      A summary of the differences between the Company's consolidated effective tax rate and the United States statutory federal income tax rate is as follows:

                                                                                  1998          1997         1996
                                                                                --------      --------     --------
     U.S. statutory income tax rate ..................................              35.0%         35.0%        35.0%
     Puerto Rico tax rate benefits ...................................             (10.8)         (4.0)        (6.4)
     Ireland tax rate benefits .......................................             (25.8)         (8.2)       (11.0)
     State income tax, net of federal income tax benefit .............               1.4            .5           .4
     Foreign Sales Corporation income not taxed ......................             (15.2)         (2.3)        (4.0)
     Change in valuation allowance ...................................                --            --          9.5
                                                                                --------      --------     --------
     Effective tax rate applicable to operations .....................             (15.4)         21.0         23.5
     Non-deductible charge for purchased research and development ....                --          93.2           --
                                                                                --------      --------     --------
     Effective tax rate ..............................................             (15.4)%       114.2%        23.5%
                                                                                ========      ========     ========

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

     Significant components of the Company's net deferred tax assets are as follows:

                                                                              1998        1997
                                                                           ---------    ---------
     Intercompany and inventory related transactions ..............        $  18,467    $  15,962
     Postretirement benefits other than pensions ..................            3,555        3,605
     Tax credits (including foreign tax credits on unremitted
        earnings) .................................................           44,396       50,064
     Net operating loss carryforwards .............................           30,399       10,750
     Deferred gain on sale of securities ..........................               --        8,750
     Restructuring and divestiture related costs ..................           12,484           --
     Amortization of intangible assets ............................           20,483       22,247
     Depreciation .................................................           (4,610)      (3,756)
     Other, net ...................................................           (3,508)       4,968
                                                                           ---------    ---------
                                                                             121,666      112,590
     Valuation allowance ..........................................          (13,121)     (22,135)
                                                                           ---------    ---------
     Net deferred tax asset .......................................        $ 108,545    $  90,455
                                                                           =========    =========

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

     In the past the Company has been named as a potentially responsible party by the Environmental Protection Agency ("EPA") at twelve hazardous waste ("Superfund") sites and prior to 1995, the Company had paid $14,000 to settle claims at those sites. However, as is typical with settlements in such Superfund proceedings, EPA and the relevant state agencies reserved the right to maintain actions against the settling parties, including the Company, in the event certain actions occur or do not occur. Due to the fact that Superfund sites at which the Company was named a potentially responsible party are in the late stages of remedy and a significant portion of the remedy cost has already been funded, the Company believes that its probable future financial obligation at December 31, 1998 will not materially affect its future financial condition and results of operations. Amounts paid by the Company in 1998 and 1997 with respect to the Superfund obligations were insignificant.

     During 1998 the Company was named as a potentially responsible party in a Massachusetts proceeding with respect to two sites to which chemical wastes from one of the above federal Superfund sites were transshipped. Massachusetts law imposes joint and several liability for cleanup costs incurred on potentially responsible parties at state designated hazardous waste sites, without regard to fault or negligence, analogous to federal law. Although the full cost of remediation at these sites has yet to be determined, Millipore believes that the aggregate of any future potential liabilities should not have a material adverse effect on Millipore's financial condition or results of operations. This belief is based on the following factors: (i) the number and size of financially solvent corporations which have also been named potentially responsible parties with respect to these sites; (ii) the volume of Millipore waste alleged to have been sent to these sites, and (iii) Millipore's belief that the remedies required at these sites will be modest.

     The Company is also subject to a number of other claims and legal proceedings which, in the opinion of the Company's management, are incidental to the Company's normal business operations. In the opinion of the Company, although final settlement of these suits and claims may impact the Company's financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on the Company's financial condition and results of operations.

                              MILLIPORE CORPORATION

                 (In thousands except share and per share data)

NOTE N--Leases

         Operating lease agreements cover sales offices, manufacturing and warehouse space. These leases have expiration dates through 2008. Certain land and building leases contain renewal options for periods ranging from one to ten years and purchase options at fair market value. Rental expense was $12,033 in 1998, $11,849 in 1997, and $9,034 in 1996. At December 31, 1998 future minimum rents payable under noncancelable leases with initial terms exceeding one year were as follows:

          1999..........     $11,684
          2000..........       8,957
          2001..........       4,509
          2002..........       3,973
          2003..........       3,317
          2004-2008.....       9,672

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

                              MILLIPORE CORPORATION

                 (In thousands except share and per share data)

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

     Stock activity under both the 1995 Combined Stock Option Plan and the Non-Employee Director Stock Option Plan is presented as follows:

                                                                                          Weighted Average
                                                                                          ----------------
                                                         Option             Option         Exercise Price
                                                         ------             ------         --------------
                                                         Shares            Price              Per Share
                                                         ------            -----              ---------
     Outstanding at December 31, 1995.............      3,056,000        $13.56-$37.63       $    20.76
           Granted................................        479,000        $37.63-$42.00       $    41.29
           Exercised..............................       (384,000)       $13.56-$37.63       $    17.37
           Canceled...............................        (62,000)       $16.88-$37.63       $    25.06
                                                        ---------        -------------       ----------
     Outstanding at December 31, 1996.............      3,089,000        $13.81-$42.00       $    24.28
                                                        ---------        -------------       ----------
           Granted................................        699,000        $36.94-$44.13       $    37.98
           Exercised..............................       (303,000)       $13.81-$37.63       $    18.25
           Canceled...............................        (24,000)       $17.44-$42.00       $    29.19
                                                        ---------        -------------       ----------
     Outstanding at December 31, 1997.............      3,461,000        $13.81-$44.13       $    27.54
                                                        ---------        -------------       ----------
           Granted................................        884,000        $18.88-$48.13       $    29.07
           Exercised..............................       (155,000)       $14.50-$23.69       $    17.32
           Canceled...............................        (79,000)       $17.25-$43.50       $    36.74
                                                        ---------        -------------       ----------
     Outstanding at December 31, 1998.............      4,111,000        $13.81-$48.13       $    28.08
                                                        ---------        -------------       ----------
     Exercisable at:
           December 31, 1998......................      2,408,000
           December 31, 1997......................      2,092,000
           December 31, 1996......................      1,926,000

                              MILLIPORE CORPORATION

                 (In thousands except share and per share data)

     The following table summarizes information about stock options at December 31, 1998:

                                    Options Outstanding                       Options Exercisable
     ----------------------------------------------------------         ------------------------------
                                             Weighted
                                             --------
                                              Average      Weighted
                                              -------      --------
                              Options        Remaining      Average                        Weighted
                              -------        ---------      -------                        --------
         Range of           Outstanding     Contractual    Exercise     Exercisable        Average
         --------           -----------     -----------    --------     -----------        -------
     Exercise Price         at 12/31/98        Life          Price      at 12/31/98     Exercise Price
     --------------         -----------        ----          -----      -----------     --------------
     $13.81-$23.69           1,771,000              5      $ 18.68       1,763,000       $      18.67
     $26.38-$37.50           1,431,000             10      $ 32.06         148,000       $      36.27
     $37.63-$48.13             909,000              8      $ 40.14         497,000       $      39.61
     -------------           ---------                                   ---------
     $13.81-$48.13           4,111,000                                   2,408,000

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

                              MILLIPORE CORPORATION

                 (In thousands except share and per share data)

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

                              MILLIPORE CORPORATION

                 (In thousands except share and per share data)

                                                                          Pension Benefits                    Other Benefits
                                                                          ----------------                    --------------
                                                                        1998             1997             1998             1997
                                                                      --------         --------         --------         --------
     Change in benefit obligation:
            Benefit obligation at beginning of year ..........        $  7,824         $  7,022         $  6,584         $  6,809
            Service cost .....................................              27              270              379              317
            Interest cost ....................................             524              523              448              418
            Plan participants' contributions .................             321              245               75               71
            Actuarial loss (gain) ............................             552              423              515             (777)
            Acquisitions .....................................              --               --               --              150
            Benefits paid ....................................          (1,006)            (659)            (428)            (404)
            Settlement .......................................            (400)              --               --               --
                                                                      --------         --------         --------         --------

            Benefit obligation at end of year ................        $  7,842         $  7,824         $  7,573         $  6,584
                                                                      ========         ========         ========         ========
     Change in plan assets:
            Fair value of plan assets at beginning of year ...        $  8,794         $  7,657         $     --         $     --
            Actual return on plan assets .....................           1,311            1,551               --               --
            Company contributions ............................           2,255               --              353              333
            Plan participant contribution ....................             321              245               75               71
            Benefits paid ....................................          (1,006)            (659)            (428)            (404)
            Settlement .......................................          (2,440)              --               --               --
                                                                      --------         --------         --------         --------

            Fair value of plan assets at end of year .........        $  9,235         $  8,794         $     --         $     --
                                                                      ========         ========         ========         ========
     Funded status ...........................................        $  1,394         $    970         $ (7,573)        $ (6,584)
     Unrecognized net loss (gain) ............................           2,235            2,542           (2,939)          (3,587)
     Unrecognized prior service cost .........................              89              100               --               --
     Unrecognized net transition obligation ..................            (311)            (411)              --               --
                                                                      --------         --------         --------         --------
     Prepaid (accrued) benefit cost ..........................        $  3,407         $  3,201         $(10,512)        $(10,171)
                                                                      ========         ========         ========         ========

                                                                     Pension Benefits         Other Benefits
                                                                     ----------------         --------------
                                                                  1998    1997    1996     1998    1997    1996
                                                                  ----    ----    ----     ----    ----    ----
     Weighted average assumptions as of December 31:
            Discount rate................................         6.5%    7.0%    7.5%      6.5%    7.0%    7.5%
            Expected return on plan assets...............         8.0%    8.0%    8.0%      N/A     N/A     N/A
            Rate of compensation increase................         5.0%    5.0%    5.0%      N/A     N/A     N/A

      For measurement purposes, a 6 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5 percent for 2000 and remain at that level thereafter.

                                                                     Pension Benefits                      Other Benefits
                                                                     ----------------                      --------------
                                                              1998         1997         1996       1998         1997         1996
                                                             -----        -----        -----      -----        -----        -----
     Components of net periodic benefit cost:
            Service cost (benefit) ...................       $  27        $ 270        $ (29)     $ 379        $ 317        $ 298
            Interest cost ............................         524          523          499        449          418          453

            Expected return on plan assets ...........        (690)        (589)        (569)        --           --           --

            Amortization of unrecognized gain ........         (82)         (84)         (84)      (133)        (166)        (205)
            Amortization of prior service cost .......          11           11           11         --           --           --
            Recognized actuarial loss ................         121          187          274         --           --           --
                                                             -----        -----        -----      -----        -----        -----
            Net periodic benefit cost ................       $ (89)       $ 318        $ 102      $ 695        $ 569        $ 546
                                                             =====        =====        =====      =====        =====        =====

                              MILLIPORE CORPORATION

                 (In thousands except share and per share data)

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects.

                                                                        1% Point     1% Point
                                                                        --------     --------
                                                                        Increase     Decrease
                                                                        --------     --------
          Effect on total of services and interest cost components...    $   133     $  (114)
          Effect on postretirement benefit obligations...............        960        (852)

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

                              MILLIPORE CORPORATION

                 (In thousands except share and per share data)

   Operating Segments:

                                                               Consolidated Net Sales
                                                         ------------------------------------
                                                         1998           1997             1996
                                                      ----------     ----------       ----------
     Biopharmaceutical & Research ...............     $  526,982     $  491,369       $  409,831
     Microelectronics ...........................        188,222        261,810          159,944
     Foreign exchange ...........................        (15,897)         5,740           48,960
                                                      ----------     ----------       ----------
          Total net sales .......................     $  699,307     $  758,919       $  618,735
                                                      ==========     ==========       ==========

                                                         Consolidated Operating (Loss) Income
                                                         ------------------------------------
                                                         1998           1997             1996
                                                      ----------     ----------       ----------
     Biopharmaceutical & Research ...............     $  107,932     $  100,190       $   82,292
     Microelectronics ...........................        (16,627)        33,748           40,021
     Corporate ..................................        (26,820)       (27,726)         (23,366)
     Restructuring and unusual charges ..........        (60,582)      (119,091)         (68,311)
     Foreign exchange ...........................         (4,569)        13,986           29,776
                                                      ----------     ----------       ----------
          Total operating (loss) income .........     $     (666)    $    1,107       $   60,412
                                                      ==========     ==========       ==========

                                                        Depreciation and Amortization Expense,
                                                        --------------------------------------
                                                         included in Operating (Loss) Income
                                                         -----------------------------------
                                                         1998           1997             1996
                                                      ----------     ----------       ----------
     Biopharmaceutical & Research ...............     $   18,013     $   15,200       $   13,420
     Microelectronics ...........................         12,567          9,892            3,847
     Corporate ..................................         13,109         14,504           10,334
     Foreign exchange ...........................            720          1,065            2,986
                                                      ----------     ----------       ----------
          Total depreciation and amortization ...     $   44,409     $   40,661       $   30,587
                                                      ==========     ==========       ==========

                                              Segment Assets--
                                              ----------------
                                               Inventory only
                                               --------------
                                              1998        1997
                                           ---------   ---------
     Biopharmaceutical & Research.......   $  77,274   $  82,245
     Microelectronics...................      28,368      37,578
     Corporate..........................      (1,083)     11,095
     Foreign exchange...................       2,682      (3,726)
                                           ---------   ---------
          Total segment assets..........   $ 107,241   $ 127,192
                                           =========   =========

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

                                            Net Sales
                                  ------------------------------
                                    1998       1997       1996
                                  --------   --------   --------
          Americas...........     $292,173   $321,634   $217,700
          Europe  .                237,786    222,452    192,827
          Japan and Asia.....      169,348    214,833    208,208
                                  --------   --------   --------
               Total.........     $699,307   $758,919   $618,735
                                  ========   ========   ========

                                   Long-Lived Assets
                                  -------------------
                                    1998       1997
                                  --------   --------
          Americas...........     $254,017   $246,264
          Europe  .                 58,179     50,002
          Japan and Asia.....       36,947     33,172
                                  --------   --------
               Total.........     $349,143   $329,438
                                  ========   ========

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Millipore Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity, and of cash flows, after the restatement described in Note B, present fairly, in all material respects, the financial position of Millipore Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                           PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
January 20, 1999, except for Note B,
for which the date is November 12, 1999

Quarterly Results (Unaudited)

     The Company's unaudited quarterly results are summarized below.

                                                       First       Second        Third       Fourth
                                                      Quarter      Quarter      Quarter      Quarter       Year
                                                     ---------    ---------    ---------    ---------    ---------
                                                                     (In thousands, except per share data)
1998
Net sales ........................................   $ 185,662    $ 175,172    $ 159,181    $ 179,292    $ 699,307
Cost of sales ....................................      86,429       85,507      101,493       91,038      364,467
                                                     ---------    ---------    ---------    ---------    ---------
     Gross profit ................................      99,233       89,665       57,688       88,254      334,840
Selling, general and administrative expenses .....      61,687       60,809       56,588       57,437      236,521
Research and development expenses ................      13,135       13,910       13,301       13,232       53,578
Restructuring charges ............................          --           --       33,641           --       33,641
Settlement of litigation .........................      11,766           --           --           --       11,766
                                                     ---------    ---------    ---------    ---------    ---------
     Operating income (loss) .....................      12,645       14,946      (45,842)      17,585         (666)
Gain on sale of equity securities ................      35,594           --           --           --       35,594
Interest income ..................................         614          761          877          838        3,090
Interest expense .................................      (7,073)      (7,058)      (7,098)      (8,245)     (29,474)
                                                     ---------    ---------    ---------    ---------    ---------
     Income (loss) before income taxes ...........      41,780        8,649      (52,063)      10,178        8,544
Provision (benefit) for income taxes .............      10,370        1,816      (15,643)       2,137       (1,320)
                                                     ---------    ---------    ---------    ---------    ---------
   Net income (loss) .............................   $  31,410    $   6,833    $ (36,420)   $   8,041    $   9,864
                                                     =========    =========    =========    =========    =========
   Net income (loss) per share:
     Basic .......................................   $    0.72    $    0.16    $   (0.83)   $    0.18    $    0.22
     Diluted .....................................   $    0.71    $    0.15    $   (0.83)   $    0.18    $    0.22
Weighted average shares outstanding
     Basic .......................................      43,727       43,819       43,891       44,005       43,864
     Diluted .....................................      44,307       44,327       43,891       44,294       44,289

1997
Net sales .                                          $ 178,839    $ 192,498    $ 184,544    $ 203,038    $ 758,919
Cost of sales ....................................      80,634       86,424       82,372       92,807      342,237
                                                     ---------    ---------    ---------    ---------    ---------
     Gross profit ................................      98,205      106,074      102,172      110,231      416,682
Selling, general and administrative expenses .....      59,777       63,273       58,965       63,570      245,585
Research and development expenses ................      13,151       15,003       14,353       13,392       55,899
Purchased research and development expense .......     114,091           --           --           --      114,091
                                                     ---------    ---------    ---------    ---------    ---------
     Operating (loss) income .....................     (88,814)      27,798       28,854       33,269        1,107
Gain on sale of equity securities ................       1,769           --        5,304        1,257        8,330
Interest income ..................................         761          636          708          832        2,937
Interest expense .................................      (6,024)      (8,159)      (8,026)      (8,275)     (30,484)
                                                     ---------    ---------    ---------    ---------    ---------
     (Loss) income before income taxes ...........     (92,308)      20,275       26,840       27,083      (18,110)
Provision (benefit) for income taxes .............       5,454        3,894        5,637        5,689       20,674
                                                     ---------    ---------    ---------    ---------    ---------
     Net (loss) income ...........................   $ (97,762)   $  16,381    $  21,203    $  21,394    $ (38,784)
                                                     =========    =========    =========    =========    =========
     Net (loss) income per share:
        Basic ....................................   $   (2.25)   $    0.38    $    0.49    $    0.49    $   (0.89)
        Diluted ..................................   $   (2.25)   $    0.37    $    0.48    $    0.48    $   (0.89)
Weighted average shares outstanding
     Basic .......................................      43,391       43,512       43,565       43,629       43,527
     Diluted .....................................      43,391       44,274       44,428       44,344       43,527