Form 10-Q
period 1999-09-30
MILLIPORE CORP
filed 1999-11-15
CIK 66479

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 1999

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

Yes    X     No


The Company had 45,264,130 shares of common stock outstanding as of October 29, 1999.



                      MILLIPORE CORPORATION
                       INDEX TO FORM 10-Q





                                                     Page No.
Part I.   Financial Information

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets -
             September 30,1999 and December 31, 1998    2

          Consolidated Statements of Income -
             Three and Nine Months Ended
             September 30, 1999 and 1998                3

          Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1999
                                         and 1998       4

          Notes to Consolidated Condensed
             Financial Statements                     5-7

Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                              8-12

Item 3.   Quantitative and Qualitative Disclosures
             About Market Risk                         12

Part II.  Other Information

Item 1.   Legal Proceedings                            13

Item 6.   Exhibits and Reports on Form 8-K             13

          Signatures                                   14



                      MILLIPORE CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)


                                     September          December
                                        30,             31, 1998
                                       1999
ASSETS                               (Unaudited)
Current assets
   Cash and cash equivalents         $ 52,445           $ 36,022
   Cash held as collateral             14,386                -
   Accounts receivable, net           178,490            154,258
   Inventories                        101,162            107,241
   Other current assets                 8,102              7,231
Total Current Assets                  354,585            304,752

Property, plant and equipment, net    225,624            237,414
Deferred income taxes                 106,725            108,545
Intangible assets                      71,991             76,507
Other assets                           34,918             35,222

Total Assets                        $ 793,843          $ 762,440

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities
   Notes payable                    $ 166,450          $ 171,340
   Accounts payable                    46,208             39,729
   Accrued expenses                    63,941             75,544
   Dividends payable                    4,955              4,847
   Accrued retirement plan
    contributions                       6,084              6,931
   Accrued income taxes payable         2,769                290
Total Current Liabilities             290,407            298,681

Long-term debt                        307,746            299,110
Other liabilities                      30,709             27,741
Shareholders' equity
   Common stock                        56,988             56,988
   Additional paid-in capital          16,544             11,780
   Retained earnings                  475,284            472,746
   Accumulated other comprehensive
     loss                             (35,967)           (27,668)
                                      512,849            513,846
   Less:  Treasury stock, at cost,
    11,944 shares in 1999 and 12,921
    in 1998                          (347,868)          (376,938)
Total Shareholders' Equity            164,981            136,908

Total Liabilities and Shareholders'
Equity                              $ 793,843          $ 762,440




 The accompanying notes are an integral part of the consolidated condensed financial statements.




                               -2-
                        MILLIPORE CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME
                (In thousands except per share data)
                             (Unaudited)


                              Three Months Ended       Nine Months Ended
                                September  30,           September 30,
                                1999         1998        1999       1998

Net sales                     $188,635    $159,181     $556,504  $520,015
Cost of sales                   86,920     101,493      257,895   273,429

Gross profit                   101,715      57,688      298,609   246,586

Selling, general &
 administrative expenses        64,387      56,588      189,103   179,084
Research & development
 expenses                       13,305      13,301       39,012    40,346
Restructuring                   (5,200)     33,641       (5,200)   33,641
Litigation settlement              -           -            -      11,766

Operating income (loss)         29,223     (45,842)      75,694   (18,251)

Gain on sale of equity
 securities                        -           -            -      35,594
Interest income                  671           877        2,061     2,252
Interest expense              (7,482)       (7,098)     (22,594)  (21,229)

Income (loss) before income   22,412
 taxes                                     (52,063)     55,161     (1,634)

Income tax provision
 (benefit)                     5,435       (15,643)     12,312     (3,457)

Net income (loss)             $16,977     $(36,420)    $42,849     $1,823

Net income (loss) per share:
Basic                         $ 0.38       $ (0.83)     $ 0.96     $ 0.04
Diluted                       $ 0.37       $ (0.83)     $ 0.95     $ 0.04

Cash dividends declared per
 share                        $ 0.11        $ 0.11      $ 0.33     $ 0.32

Weighted average shares
outstanding:
Basic                         44,994        43,891      44,617     43,814
Diluted                       45,681        43,891      45,161     44,279



   The accompanying notes are an integral part of the consolidated condensed financial statements.










                                 -3-
                      MILLIPORE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                             Nine Months Ended
                                              September  30,
                                            1999           1998
Cash Flows From Operating Activities:

Net income                                $42,849         $1,823
Adjustments to reconcile net income to
net cash provided by operating
activities:
 Restructuring                            (5,200)         42,816
 Depreciation and amortization             33,324         33,036
 Gain on sale of equity securities              -        (35,594)
 Deferred tax provision (benefit)           1,820        (16,176)
 Changes in operating assets and
liabilities, net:
   (Increase) decrease in accounts
     receivable                           (22,833)        21,212
   Decrease in inventories                  4,492          5,736
   Decrease (increase) in other current
    assets and other assets                 1,182         (1,220)
   Increase (decrease) in accounts payable
    and accrued expenses                    1,774        (27,984)
   Increase in accrued income taxes         6,069            838
   Increase (decrease) in accrued
    retirement plan contributions and other 2,689           (337)
Net cash provided by operating activities  66,166         24,150

Cash Flows From Investing Activities:

Additions to property, plant and
 equipment                                (20,220)       (42,227)
Proceeds from sale of equity securities         -         35,594
Investments in intangibles                   (225)        (3,453)
Net cash used by discontinued operations        -         (2,255)
Net cash used in investing activities     (20,445)       (12,341)

Cash Flows From Financing Activities:

Issuance of treasury stock under stock
 plans                                      6,751          4,890
(Decrease) increase in short-term debt     (4,890)        20,736
Increase in cash held as collateral       (14,386)             -
Dividends paid                            (14,659)       (13,578)
Net cash (used in) provided by financing
 activities                               (27,184)        12,048

Effect of foreign exchange rates on cash
 and cash equivalents                      (2,114)          (140)
Net increase in cash and cash equivalents  16,423         23,717

Cash and cash equivalents on January 1     36,022         20,269
Cash and cash equivalents on September 30 $52,445        $43,986




 The accompanying notes are an integral part of the consolidated condensed financial statements.

                               -4-
                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             (Dollars in millions, shares in thousands)

1.    General:   The  accompanying unaudited  consolidated  condensed
  financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit certain information and disclosures normally included in financial statements. These financial statements, which in the opinion of management reflect all adjustments necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report
  on  Form  10-K/A  for  the  year  ended  December  31,  1998.   The
  accompanying unaudited consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

  As a result of correspondence with the staff of the Securities and Exchange Commission the Company's 1998 financial statements have been restated to recognize the charge to discontinued operations, previously reported in the third quarter of 1998, in fiscal years 1994 and 1996. In connection with this restatement, the Company has filed a 10-K/A Amended Annual Report for the year ended December 31, 1998.

2.Inventories:  Inventories consisted of the following:

                          September     December
                           30, 1999     31, 1998

   Raw materials             $ 34.2       $ 35.4
   Work in process             22.3         18.6
   Finished goods              44.7         53.2
   Total                     $101.2       $107.2

3. Property, Plant and Equipment: Accumulated depreciation on property, plant and equipment was $206.9 at September 30,1999 and $188.3 at December 31, 1998.

4.Cash  Held as Collateral:  The Company is required to provide  cash collateralization on one of its yen denominated debt swap agreements. The amount of the collateral is dependent, among other things, on the exchange rate of the yen to the US dollar and is restricted as to withdrawal or alternative usage.

5.Restructuring   Charges:  In  the  third   quarter   of   1998,   a
  restructuring program was initiated to improve the competitive position of the Company by streamlining worldwide operations and reducing the overall cost structure resulting in a restructuring charge of $33.6. In the third quarter of 1999, the Company reevaluated the accrual for the restructuring program and reversed $5.2 of the remaining balance. The reversal reflects a lower estimate for severance pay and lease cancellation costs. Although the planned number of employee positions had been eliminated, the reduction in severance cost is attributed to higher levels of attrition than originally anticipated and impacted employees filling open positions as demand increased due to improved sales volume.

  Following is a summary of the restructuring program reserve balances at September 30, 1999:


                        Balance                         Balance
                          at        Cash    Reversal      at
                       December  disburse-     of      September
                       31, 1998     ments    reserve   30, 1999
  Employee severance   $ 12.8    $ 3.9      $ 4.7      $   4.2
  Lease cancellations     3.7      0.3        0.5          2.9
  Contract
  terminations &
  other                   2.0      0.2         -           1.8

  Total                $ 18.5    $ 4.4      $ 5.2        $ 8.9



                                 -5-
                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             (Dollars in millions, shares in thousands)

6. Business Segment Information: The Company has two reportable business segments Biopharmaceutical & Research and Microelectronics. The results for Biopharmaceutical & Research, Microelectronics and Corporate are presented below in "local currencies". For comparability of financial results, the local currency results are calculated by translating the foreign currency balances, in the periods presented, at Millipore's 1999 budgeted exchange rates, which differ from actual rates of exchange. The foreign exchange impact is shown separately and reconciles the local currency reporting to the consolidated results at the actual rates of exchange. This provides a clearer presentation of underlying trends in the Company's business, before the impact of foreign currency translation.

                                 Three Months       Nine Months
                                     Ended              Ended
                                 September  30,     September 30,
  Consolidated Net Sales         1999     1998      1999     1998

  Biopharmaceutical & Research $ 136.8  $ 127.7    $419.7   $387.4
  Microelectronics                53.4     37.8     143.8    151.5
  Foreign exchange                (1.6)    (6.3)     (7.0)   (18.9)
  Total net sales              $ 188.6   $159.2    $556.5   $520.0




                                 Three Months       Nine Months Ended
                                     Ended            September 30,
                                 September 30,
  Consolidated Operating Income  1999      1998       1999     1998

  Biopharmaceutical & Research  $29.2    $ 24.8     $ 91.2    $78.1
  Microelectronics                4.7     (11.5)       9.3     (6.8)
  Corporate                      (8.1)     (8.4)     (25.5)   (24.7)
  Restructuring                   5.2     (48.8)       5.2    (48.8)
  Litigation settlement            -         -          -     (11.8)
  Foreign exchange               (1.8)     (1.9)      (4.5)    (4.3)
  Total operating income        $29.2    $(45.8)     $75.7   $(18.3)


7. Basic and Diluted Earnings Per Share: The following table sets forth the computation of basic and diluted earnings per share:

                                 Three Months      Nine Months
                                     Ended            Ended
                                 September 30,    September 30,
                                 1999    1998     1999    1998
  Numerator:
  Net income (loss)             $17.0  $(36.4)   $42.8    $1.8

  Denominator:
  For   basic   earnings   per
  share:
  Weighted   average    shares
  outstanding                  44,994  43,891   44,617  43,814
  Effect of dilutive
   securities-stock options       687     -        544     465

  Diluted weighted average
  shares outstanding           45,681  43,891   45,161  44,279

  Net income per share:
       Basic                   $ 0.38  $(0.83)  $ 0.96  $ 0.04
       Diluted                 $ 0.37  $(0.83)  $ 0.95  $ 0.04






                                 -6-
                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             (Dollars in millions, shares in thousands)


8.     Comprehensive  Income:  The  following  table   presents   the
  components of comprehensive income (loss), net of taxes:

                                    Three Months      Nine Months
                                       Ended             Ended
                                   September 30,     September 30,
                                    1999   1998      1999     1998

  Unrealized holding (losses)
   gains on marketable securities  $(0.1) $ 0.1     $ 1.1     $9.5
  Reclassification adjustment for
   gains realized in net income       -    (0.5)     (0.3)   (28.1)

  Net unrealized (loss) gain on
   securities available for sale   (0.1)   (0.4)      0.8    (18.6)
   Foreign currency translation
    adjustments                     8.6     9.4      (9.1)     4.7

   Other comprehensive income
    (loss)                          8.5     9.0      (8.3)   (13.9)
   Net income (loss)               17.0   (36.4)     42.8      1.8

   Total comprehensive
    income (loss)                $ 25.5  $(27.4)    $34.5   $(12.1)


9.Acquisition:    On   May  18,  1999,  the  Company   acquired   all
  outstanding shares of Bioprocessing Corporation Limited (Bioprocess) in exchange for 660 shares of Millipore common stock. The transaction was accounted for as a pooling-of-interests. The consolidated financial statements for prior periods were not restated because the addition of Bioprocess did not have a material impact on the Company's results of operations. Bioprocess develops, manufactures and sells chromatographic media for the purification of proteins.

10. Legal Proceedings: On July 21,1999, Amersham Pharmacia Biotech AB of Sweden (APB) filed a complaint in the high Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more claims of certain APB patents. APB is seeking an injunction against the alleged infringement and damages. The Company believes that its ISOPAK product does not infringe the patents in question. The Company intends to vigorously defend this action. In any event, the outcome of the suit will not have a material adverse impact on the Company's financial condition.


11. New Accounting Pronouncements: In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001 for the Company. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity and results of operations.











                                 -7-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements
The following discussion and analysis includes certain forward-looking statements which are subject to substantial risks and uncertainties described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. Such forward-looking statements are based on management's current expectations and actual results may differ materially from the results expressed in, or implied by, these forward-looking statements.

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

Results of Operations
Consolidated net sales for the third quarter of 1999 were $189 million, an increase of 19% from sales for the same period last year. Revenues increased 15% as measured in local currency terms for the third quarter of 1999. The Company reported a profit of $0.37 per share for the third quarter of 1999 compared to a loss of $0.83 per share for the third quarter of 1998. Excluding restructuring and unusual items from both periods, the Company would have reported earnings per share of $0.30 and a loss per share of $0.06 for the third quarter of 1999 and 1998, respectively.

The following table summarizes sales growth by business segment and geography in the third quarter of 1999 as compared to the third quarter of 1998 (dollars in millions):

                       September  30,      Sales       Sales
                                           Growth     Growth
                        1999     1998     in U.S.      Local
                                          Dollars    Currency

   Biopharmaceutical
    & Research         $ 135    $ 124         9%         7%
   Microelectronics       54       35        52%        41%

       Total           $ 189     $159        19%        15%


   Americas             $ 77     $ 68        13%        13%
   Europe                 58       54         6%        11%
   Asia/Pacific           54       37        48%        24%

       Total            $189     $159        19%        15%

Compared to the third quarter of 1998, the Japanese yen has strengthened against the U.S. dollar in excess of 20% during the period, while the Euro has weakened against the U.S. dollar by 5%. The strength of the Japanese yen more than offset the impact of the Euro resulting in an increase in the reported growth in sales by 4%. If foreign exchange rates remain at October 28, 1999 levels, the expected fourth quarter sales growth in dollars should approximate the growth in local currency. Projected full year 1999 reported sales growth rates are anticipated to be generally 2% higher than local currency growth rates.








                                 -8-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Biopharmaceutical & Research sales, in local currency, increased 7% in the third quarter of 1999 as compared to the third quarter of 1998. The growth was broad-based across product lines and geographies. Sales growth was strongest for consumable filtration products used in sterile drug production, laboratory research applications and water filtration devices. Revenue growth from the sale of process systems was positive, although to a lesser extent than other product lines. The order pattern for process systems is not linear and large orders are received on a periodic basis which may positively or negatively impact quarterly comparisons. Sales growth, in local currency, was positive in all geographies. This segment anticipates continued sales growth in the fourth quarter of 1999.

Microelectronics sales in local currency increased 41% in the third quarter of 1999 compared to the third quarter of 1998. This segment had negative quarterly sales comparisons starting in the second quarter of 1998 reflecting the impact of the semiconductor industry downturn and the recessionary conditions of the Asia/Pacific region. Since first quarter of 1999, the Company began to see an indication of a recovery in the semiconductor industry coupled with some stabilization of the Asian economies. The third quarter of 1999 reported the first positive sales comparisons for the current year when compared to the prior year. The growth in this segment is expected to continue in the fourth quarter of 1999.

The third quarter of 1999, on a sequential quarterly comparison basis, represents the third quarter of increased sales in the Microelectronics business segment. Recent industry reports suggest a reduction in excess capacity in the semiconductor industry and some increase in overall semiconductor demand. While the Company expects these trends to create increased demand for Microelectronics equipment as well as consumables, the timing and extent of the overall industry "recovery" is not certain.

Gross profit margins were 55% of sales, in local currencies, in the third quarter of 1999 compared to 46% reported in the third quarter of 1998, excluding certain one-time charges recorded in the third quarter of 1998. Gross profit margins have improved consistently since the third quarter of 1998 as a result of increased volume as well as the restructuring initiatives taken in the third quarter of 1998. The Company expects gross margin percentages in the fourth quarter of 1999 to increase as compared to the fourth quarter of 1998.

Selling, general and administrative expenses in local currencies increased 11% in the third quarter of 1999 as compared to the third quarter of 1998. As a percentage of net sales, selling, general and administrative expenses in local currencies decreased 1%.

Research and development expenses in local currencies decreased 1% in the third quarter of 1999 as compared to the third quarter of 1998 due to the consolidation of the Company's Microelectronics operations. Research and development expenses decreased from 8% to 7% as a percentage of net sales in local currencies.

Net interest expense in the third quarter of 1999 was slightly higher than the third quarter of 1998. The increase is due to higher interest rates resulting from the September 1998 renegotiation of the Company's Revolving Credit Agreement and higher effective interest due to the impact of foreign exchange under the yen debt swap agreements. These increases were offset in part by lower average borrowings. The Company expects interest expense for the fourth quarter of 1999 to be slightly lower than the fourth quarter of 1998 due to lower average borrowings.

The effective income tax rate for the third quarter of 1999 was 21.0%, the same as the effective income tax rate from operations for the full year of 1998, excluding the one-time impact of the restructuring program from both periods and the litigation settlement from 1998. The Company expects to sustain the 21.0% tax rate for the remainder of 1999.







                                 -9-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Foreign Exchange
A substantial portion of the Company's business is conducted outside of the United States through its foreign subsidiaries. This business is transacted through the Company's network of international subsidiaries generally in the local currency. This exposes the Company to risks associated with foreign currency rate fluctuations, which can impact the Company's revenue, net income and cash flow. Sourcing of product from international subsidiary plants and active management of cross border currency flows partially mitigates the impact of changes in foreign currency. However, the Company has significant exposure to changes in the Japanese yen that can not be mitigated through normal financing or operating activities. Accordingly, this risk is managed through the use of derivative financial instruments. The income and cash flow exposure had been managed through the use of option contracts and the net equity exposure to the Japanese yen is hedged through the use of debt swap agreements. Although the Company mitigates its foreign currency exchange risk through these activities, when the U.S. dollar strengthens against currencies in which the Company transacts its business, sales and net income will be adversely impacted.

Restructuring Charges
In the third quarter of 1998, a restructuring program was initiated to improve the competitive position of the Company by streamlining worldwide operations and reducing the overall cost structure resulting in a restructuring charge of $33.6 million. Approximately $5.6 million of restructuring costs were paid in 1998 and $4.4 million to date in 1999. These expenditures consisted primarily of employee severance.

In the third quarter of 1999, the Company reevaluated the accrual for the restructuring program and reversed $5.2 million of the remaining balance. The reversal reflects a lower estimate for severance pay and lease cancellation costs. Although the planned number of employee positions had been eliminated, the reduction in severance cost is attributed to higher levels of attrition than originally anticipated and impacted employees filling open positions as demand increased due to improved sales volume.

The major programs, most of which will be completed in 1999, include the realignment of European operating units, establishment of the European regional transaction center, streamlining the supply chain management function, consolidating certain manufacturing operations and cancellation of leases. Certain of the manufacturing consolidations originally planned for 1999 have been delayed to 2000 due to facility preparation and customer requirements.

The restructuring initiatives combined with the consolidation of the Company's Microelectronics plants resulted in the elimination of 620 positions worldwide. Notification to employees was completed during the third quarter of 1998, although some of the affected employees will continue in their existing positions through 2000 with their related salary costs charged to operations as incurred. As of September 30, 1999, 580 employees have left the Company pursuant to this initiative. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through the early part of 2000.

When fully implemented the combination of the restructuring programs and the Microelectronics plant consolidation are expected to yield savings for the full year of $38 million as compared to the annualized results of the third quarter of 1998. The savings in employee compensation, facility related costs, depreciation and amortization will be primarily reflected as reductions in Cost of Sales. In the first nine months of 1999, the Company realized savings of approximately $28 million.











                                -10-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity
Cash generated by operations in the first nine months of 1999 was $66.2 million compared to $24.2 million in the first nine months of 1998. During the first nine months of 1999 and 1998, cash expenditures amounting to $7.9 million and $21.9 million, respectively, were charged against reserves established for the 1998 restructuring activities and the integration of the Amicon and Tylan Acquisitions. Excluding the restructuring and acquisition related expenditures, cash flow from operations for the first nine months of 1999 and 1998 was $74.1 million and $46.1 million, respectively.

The increase in cash flow from operations, excluding the restructuring and acquisition expenditures, for the first nine months of 1999 as compared to the same period of the prior year is primarily a result of improved results of operations, improved inventory utilization attributed to asset management initiatives launched in 1998 and actions taken as part of the 1998 restructuring program. Partially offsetting this is an increase in account receivables resulting from significantly higher sales volume in the third quarter of 1999. The Company continues to aggressively manage its collection activities. These collection efforts resulted in a decrease in the days sales outstanding in accounts receivable from 88 days in the third quarter of 1998 to 85 days in the third quarter of 1999.

Cash generated by the Company during the first nine months of 1999 was used to invest in property, plant and equipment, pay dividends, and reduce short-term debt. Property, plant and equipment expenditures for the first nine months of 1999 were $22.0 million lower than the same period of the prior year due to the construction in 1998 of the new manufacturing facility in Allen, Texas which was substantially completed during that year. The Company expects to spend approximately $30.0 to $35.0 million for property, plant and equipment during 1999.

The Company is required to provide cash collateralization on one of its yen denominated debt swap agreements if the value of its position declined. While this will not impact the Company's foreign exchange exposure, it could impact short-term liquidity if there were a serious deterioration in the value of the Company's swap position. The amount of the collateral is dependent, among other things, on the exchange rate of the yen to the U.S. dollar and is restricted as to withdrawal or alternative usage.

Year 2000
The Company is aware of the "Year 2000" issue that will affect certain products and systems that were not designed to properly handle the transition between the twentieth and twenty-first centuries. The Company has recognized the need to ensure that its business operations will not be adversely impacted by the Year 2000. Accordingly, the Company has authorized an internal team to assess the Company's Year 2000 readiness and to determine the steps necessary to address its Year 2000 issues. Among the areas that have been assessed are the Company's internal information systems, its manufacturing equipment, its facilities and its products. In addition, the team has assessed the Year 2000 readiness of the Company's key suppliers and financial institutions.

As part of the assessment of its Year 2000 readiness, the Company has identified and completed testing its key internal information systems (which includes order entry, manufacturing and financial systems) as well as its facilities, manufacturing and other key systems for Year 2000 compliance. Implementation of modifications or replacements necessary to make all key systems Year 2000 compliant has been substantially completed.

The Company has completed its testing of the Year 2000 compliance of its products. A large majority of the Company's products do not present Year 2000 compliance issues, and for those products that do present issues the Company has communicated with its customers regarding appropriate solutions.








                                -11-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to testing of the Company's internal systems and its products, the Company has implemented its plan of communication with its suppliers and financial institutions regarding their Year 2000 readiness and the Year 2000 compliance of the products and services that they provide to the Company. As of September 30, 1999 the Company has not identified any important Year 2000 readiness issues of its key supply-chain partners. The Company has substantially completed its risk analysis and developed supply chain related contingency plans where reasonably possible. The Company anticipates that an inventory build of $1.0 million to $2.0 million will occur in the fourth quarter of 1999 for key materials. The Company is developing contingency plans to deal with other Year 2000 readiness risks as well.

Through September 30, 1999, the Company has incurred approximately $1.0 million in its Year 2000 assessment and remediation program and currently estimates that the total costs will be $1.5 million. Incremental spending has not been and is not expected to be material because most Year 2000 readiness costs will be met with amounts that are normally budgeted for procurement and maintenance of the Company's information systems and infrastructure. However, the redirection of spending to the implementation of its Year 2000 readiness program may in some instances delay productivity improvements.

The Year 2000 presents a number of risks and uncertainties that could affect the Company. Those risks and uncertainties include, but are not limited to, failure of utilities or transportation systems, failure of key suppliers or customers to address their software and systems problems, and failure of the Company to fully develop its contingency plans.

Though the Company continues to believe that the Year 2000 will not have a material impact on its business, financial condition or results of operations, the occurrence of any of the above risks or uncertainties could result in such a material impact.


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

Part II - Other Information

Item 1.Legal Proceedings

On July 21,1999, Amersham Pharmacia Biotech AB of Sweden (APB) filed a complaint in the high Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more claims of certain APB patents. APB is seeking an injunction against the alleged infringement and damages. The Company believes that its ISOPAK product does not infringe the patents in question. The Company intends to vigorously defend this action. In any event, the outcome of the suit will not have a material adverse impact on the Company's financial condition.


Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

  27     Article 5 Financial Data Schedule - for the three months
ended September 30, 1999

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Millipore Corporation
                              Registrant



November 15, 1999             /s/Kathleen B. Allen
Date                          Kathleen B. Allen
                              Chief Accounting Officer