Form 10-K
period 1999-12-31
MILLIPORE CORP
filed 2000-03-13
CIK 66479

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

  [X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934
     For the fiscal year ended December 31, 1999 or

  [_]Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from     to

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [_]

  As of March 3, 2000, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately
$2,709,745,162 based on the closing price on that date on the New York Stock Exchange.

  As of March 3, 2000, 45,663,624 shares of the registrant's Common Stock were outstanding.

                      Documents Incorporated by Reference

                  Document                             Incorporated into Form 10-K
                  --------                             ---------------------------
 Definitive Proxy Statement, dated March 17,
                     2000                                       Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

 The Company

  Millipore Corporation was incorporated under the laws of Massachusetts on May 3, 1954. Millipore is a market leader in the field of separations technology and develops, manufactures and sells products which are used primarily for the analysis, identification and purification of liquids and gases. In addition, Millipore sells products to monitor and control critical aspects of the manufacturing process for integrated circuits (semiconductors). Millipore's separations products are based on a variety of membrane and other technologies that effect separations through physical and chemical methods and are applied primarily to biological and environmental laboratory research and testing, to pharmaceutical and food and beverage research, manufacturing and quality control operations and to the purification and control of process liquids and gases for integrated circuit ("IC") manufacturing operations. Millipore's IC process control products use electro-mechanical, pressure differential and related technologies to permit IC manufacturers to monitor and control the flow and condition of process gases used in the IC fabrication process. Millipore is an integrated multinational manufacturer of these products. Millipore's role as a market leader has been recognized by independent surveys of filtration markets. Unless the context otherwise requires, the terms "Millipore" or the "Company" mean Millipore Corporation and its subsidiaries.

 Information About Operating Segments

  Millipore operates in two business segments: Biopharmaceutical & Research and Microelectronics. Millipore has traditionally organized its business and management structures around the markets and customers which it serves. The Biopharmaceutical & Research segment includes products and services sold to pharmaceutical companies, biotechnology companies, food and beverage companies, university and government laboratories and research institutes; the Microelectronics segment includes products and services sold to semiconductor fabrication companies as well as OEM and material suppliers to those companies. While there is some overlap in the products sold to each business segment, the economic environments in which these two segments operate are distinct. The Biopharmaceutical & Research business segment is characterized by customer needs for reliability and consistency of standardized products used in validated production processes and for assured continuity and comparability of analytical results; this segment has demonstrated relatively stable patterns of revenue growth and profitability. While technical innovation is important to the Biopharmaceutical & Research business segment, the adoption of new technologies and products often requires that a lengthy validation process be completed prior to adoption. On the other hand, the Microelectronics business segment is characterized by rapid technological change and economic cycles with dramatic shifts in revenue growth and decline with corresponding impacts on profitability. During 1999 approximately 73% of Millipore's net sales were made to customers in the Biopharmaceutical & Research segment and approximately 27% to customers in the Microelectronics segment. In addition, approximately 60% of Millipore's net sales were made to customers outside the Americas. Industry and geographic segment information is discussed in Note P to the Millipore Corporation Consolidated Financial Statements (the "Financial Statements") included in Item 8 below, which Note is hereby incorporated herein by reference.

 Products, Technologies and Applications

  Millipore sells approximately 7,000 products which are listed in its catalogs and are sold as standard items, systems or devices. For special applications, the Company assembles custom products, usually based upon standard modules and components. In certain instances, the Company also designs and engineers process filtration systems and process chromatography systems to meet specific needs of the customer. The Company's products also include, in some cases, proprietary software designed to operate and/or integrate certain of its other products or systems (particularly membrane ultrafiltration and chromatography systems and gas monitoring equipment).

  Biopharmaceutical & Research Business Segment. The products sold to customers in the Biopharmaceutical & Research business segment include disc filters, OEM membranes, filter devices and ancillary equipment and supplies, filter-based test kits, laboratory water purification systems, cartridge filters and housings of various sizes and configurations, process liquid chromatography media and systems and process filtration systems.

  The principal separation technologies utilized by products sold to Biopharmaceutical & Research segment customers are based on membrane filters and on certain chemistries and resins as well as liquid chromatography. Membranes are used to filter either the wanted or the unwanted particulate, bacterial, molecular or viral entities from fluids. Some of the Company's newer membrane materials also use affinity, ion-exchange or electrical charge mechanisms to effect the desired separation. Membranes are incorporated into both microfiltration and ultrafiltration devices, cartridges and modules of different configurations to address a variety of customer fluid separation needs. Liquid chromatography media is used in process chromatography systems to remove contaminants at the molecular level from biopharmaceutical products. The Company's laboratory water purification products combine membrane, resin and other separations technologies to provide ultrapure water for critical applications.

  Customers use the Company's products in the Biopharmaceutical & Research segment to gain knowledge about a molecule, compound or microorganism by detecting, identifying and quantifying the relevant components of a fluid sample. In addition Millipore products are used for the purification of small and large volumes of critical fluids. The Company's products are also used by pharmaceutical manufacturing and research operations to isolate and purify specific components of fluid streams for analysis and to concentrate identified compounds for further processing. Biopharmaceutical & Research segment customers use the Company's laboratory water purification products to provide ultrapure water for critical laboratory analysis and for clinical testing.

  Microelectronics Business Segment. The products sold to customers in the Microelectronics business segment include polymeric cartridge filters and housings of various sizes, materials and configurations, metal filters, precision liquid dispense filtration pumps, resin based gas purifiers and gas monitors as well as mass flow controllers and pressure and vacuum control products.

  Membrane products sold to customers in the Microelectronics business segment are based on essentially the same membrane technologies described above but with membranes and housings made from distinct polymers as required by the nature of the liquids being purified. Gas purification and monitoring products rely on resin based chemistries which react with process gases to either remove contaminants or to monitor the purity of the process gas. Gas purification products also include metal filters which operate as both screen and depth filters to exclude contaminants from process gas streams. In addition, the Company's IC process control products use electro-mechanical, pressure differential and thermal-dynamic technologies to create pressurized or vacuum environments to precisely measure and control the flow of IC process gases.

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

  Biopharmaceutical & Research Business Segment. Major customer groups served by this business segment include pharmaceutical/biotechnology and food and beverage companies and government, university and private research and testing analytical laboratories. The Company's products are used by the pharmaceutical/biotechnology industry in sterilization, including virus reduction, and sterility testing of products such as antibiotics, vaccines, vitamins and protein solutions; concentration and fractionation of biological molecules such as vaccines and blood protein products; cell harvesting; isolation and purification of compounds from complex mixtures and the purification of water for laboratory use. The Company's membrane and chromatography products also play an important role in the development of new drugs by offering customers a continuum of products capable of being scaled-up to match customer needs at different stages during the development process from laboratory research through full scale drug production. In addition, Millipore has developed and is developing products for biopharmaceutical applications in order to meet the purification requirements of the biotechnology industry. The Company also sells its analytical products, filter cartridges and laboratory water purification systems to chemical manufacturers and processors.

  The Food and Beverage Industry uses the Company's products for quality control and process applications principally to monitor for microbiological contamination; and to prevent spoilage by removal of bacteria and yeast from products such as wine, beer, bottled juices and water.

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

  Sales to the Biopharmaceutical & Research business segment accounted for approximately 73% of Millipore's 1999 and 1998 consolidated sales, and 65% of 1997 consolidated sales.

  Microelectronics Business Segment. Major customer groups served by this business segment include IC manufacturers and OEM manufacturers that sell a variety of equipment used in the manufacture of ICs to IC manufacturers. IC manufacturers use the Company's products to purify (by removing particles and unwanted contaminating molecules), deliver, control and monitor the liquids and gases used in the manufacturing processes of semiconductors and other microelectronics components. The Company's mass flow and pressure control products and precision liquid dispense filtration products are sold to OEM capital equipment suppliers to semiconductor manufacturers as well as directly to manufacturers of ICs. Sales to the Microelectronics business segment accounted for approximately 27% of Millipore's 1999 and 1998 consolidated sales as contrasted with 35% of 1997 consolidated sales. As noted above, this business segment has experienced historic volatility, and the effect of such volatility has, in the past, affected Millipore's sales growth.

  While no single customer is material to the Company taken as a whole, the Microelectronics business segment does rely on a relatively narrow group of customers, some of whom purchase significant quantities of the Company's products.

 Sales and Marketing

  The Company sells its products to both business segments within the United States primarily to end users through its own direct sales force and, in the case of analytical products, to a limited extent through an independent distributor. The Company sells its products to both business segments in international markets through the sales forces of its subsidiaries and branches located in more than 30 major industrialized and developing countries as well as through independent distributors in other parts of the world. As of December 31, 1999, the Company's marketing, sales and service forces consisted of approximately 1,300 employees worldwide of which approximately 1,000 were employed in the Biopharmaceutical & Research business segment and approximately 300 were employed in the Microelectronics business segment.

  The Company's marketing efforts focus on application development for existing products and on new and differentiated products for other existing, newly identified and proposed customer uses. The Company seeks to educate customers as to the variety of analytical, purification and process control problems which may be addressed by its products and to adapt its products and technologies to separations and process control problems identified by its customers.

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

 Research and Development

  In its role as a pioneer of membrane separations, Millipore has traditionally placed heavy emphasis on research and development. This emphasis has permitted Millipore to be the first company to introduce a number of major new enabling separations membranes and membrane devices (examples include: nitrocellulose microfiltration membrane in 1954, compact high purity laboratory water systems in 1972, membrane based syringe filter devices in 1973, membrane based filters for intravenous drug therapy in 1975, tangential flow filtration cassette devices in 1975, polyvinylidene fluoride membrane in 1978, continuous electro-deionization water purification systems in 1988, composite ultrafiltration membranes in 1989, melt-cast PFA membranes in 1990, composite microfiltration membranes for the removal of viruses from solution in 1991, ultra-high weight polythylene membrane in 1993, high flow high efficiency metal membrane for gas filtration in 1996 and non-dewetting PTFE membrane in 1997). Research and development activities include the extension and enhancement of existing separations technologies to respond to new applications, the development of new membranes, and the upgrading of membrane based systems to afford the user greater purification capabilities. Research and development efforts also identify new separations applications to which disposable separations devices would be responsive, and develop new configurations into which membrane and ion exchange separations media can be fabricated to efficiently respond to the applications identified. Instruments, hardware, and accessories are also developed to incorporate membranes, modules and devices into total separations systems. Research and development activities related to the Company's IC process control products focuses upon developments which will address the evolving needs of IC manufacturers and development of enabling technologies which will anticipate those needs. Introduction of new applications frequently requires considerable market development prior to the generation of revenues. Millipore performs most of its own research and development and does not provide material amounts of research services for others. Millipore's aggregate research and development expenses in 1999, 1998 and 1997 were $52,140,000, $53,578,000 and $55,899,000, respectively. For discussion of research and development write-offs relating to the Tylan acquisition, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisitions and Note C to the Financial Statements, which discussions are hereby incorporated herein by reference.

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

 Competition

  The Company faces intense competition in all of its markets. The Company believes that its principal competitors in the Biopharmaceutical & Research business segment include Pall Corporation, Barnstead Thermolyne Corporation, Sartorius GmbH, Qiagen NV, Amersham Pharmacia Biotech A.B. and United States principal competitors in the Microelectronics business segment are Pall Corporation, United States Filter Corporation, Aera and MKS Instruments. Certain of the Company's competitors are larger and have greater resources than the Company. However, the Company believes that, within the markets it serves, it offers a broader line of products, making use of a wider range of separations and IC process control technologies and addressing a broader range of applications than any single competitor.

  While price is an important factor, the Company competes primarily on the basis of technical expertise, product quality and responsiveness to customer needs, including service and technical support.

 Environmental Matters

  The Company is subject to numerous federal, state and foreign laws and regulations that impose strict requirements for the control and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste. The Company is in substantial compliance with all applicable environmental requirements. Compliance with the foregoing environmental laws during 1999, 1998 and 1997 has had no material effect on the Company's capital expenditures, earnings or competitive position. However, because regulatory standards under environmental laws and regulations are becoming increasingly stringent, there can be no assurance that future developments will not cause the Company to incur material environmental liabilities or costs.

 Other Information

  Since April of 1988, the Company has had in place a shareholder rights plan (the "Rights Plan") pursuant to which Millipore declared a dividend to its shareholders of the right to purchase (a "Right") one additional share of Millipore Common Stock for each share of Millipore Common Stock owned, at a price of $80 for each share (after giving effect to the 1995 two for one stock split). In April of 1998, the Rights Plan was amended and restated to, among other things, extend the expiration date until April 30, 2008, to increase the purchase price on the exercise of a Right to $200, to permit the Directors to exchange certain of the Rights for shares of Company Common Stock (on a 1 for 1 basis) under certain circumstances and to make certain other updating changes. The Rights Plan, as amended and restated, is designed to protect Millipore's shareholders from attempts by others to acquire Millipore on terms or by using tactics that could deny all shareholders the opportunity to realize the full value of their investment. The Rights will be exercisable only if a person or group of affiliated or associated persons acquires beneficial ownership of 20% or more of the outstanding shares of the Company Common Stock or commences a tender or exchange offer that would result in a person or group owning 20% or more of the outstanding Common Stock. In such event, or in the event that Millipore is subsequently acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the then current exercise price, shares of the common stock of the surviving company having a value equal to twice the exercise price.

  Millipore's products are made from a wide variety of raw materials which are generally available in quantity from alternate sources of supply. Accordingly, as a general matter, Millipore is not substantially dependent upon any single supplier. However, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Outlook and Uncertainties, for a discussion of the Company's need to develop alternate sources for a critical raw material used to manufacture one of the Company's membranes, which discussion is hereby incorporated herein by reference.

  As of December 31, 1999, Millipore employed approximately 4,600 persons worldwide, of whom approximately 2,050 were employed in the United States and approximately 2,550 were employed overseas.

 Executive Officers of Millipore

  The following is a list, as of March 3, 2000, of the Executive Officers of Millipore. All of the officers of Millipore Corporation listed below were elected to serve until the first Directors Meeting following the

2000 Annual Stockholders Meeting; Divisional officers were appointed to the Corporate Executive Committee (the Company's senior policy setting management body) effective January 10, 2000.

                                                                       First Elected
                                                                 --------------------------
                                                                 An Executive  To Present
        Name        Age                 Office                     Officer       Office
        ----        ---                 ------                   ------------ -------------
 C. William Zadel    57 Chairman of the Board, President and         1996         1996
                        Chief Executive Officer of Millipore
                        Corporation

 Francis J. Lunger   54 Executive Vice President, and Chief          1997         2000
                        Operating Officer of Millipore
                        Corporation

 Kathleen B. Allen   44 Vice President, Treasurer and Chief          2000         2000
                        Financial Officer of Millipore
                        Corporation

 Michael P. Carroll  49 Vice President of Millipore                  1992         1999
                        Corporation; General Manager, Gas
                        Division of Microelectronics Divisions

 John E. Lary        53 Vice President of Millipore                  1994         1994
                        Corporation

 Joanna Nikka        48 Vice President of Millipore                  1996         1996
                        Corporation

 Jeffrey Rudin       48 Vice President and General Counsel of        1996         1996
                        Millipore Corporation; Clerk of the
                        Corporation

 Hideo Takahashi     59 Vice President of Millipore                  1996         1979
                        Corporation and President of Nihon
                        Millipore
                                                                              (As President
                                                                                of Nihon
                                                                               Millipore)

 Dominique F. Baly   50 Vice President, Analytical Divisions         2000         1994

 Vinay Goel          51 Vice President, Corporate Technology         2000         1999
                        Operations

 Nicholas Lambo      55 Vice President & General Manager,            2000         1993
                        BioProcess Division

 Jean-Marc Pandraud  46 Vice President & General Manager,            2000         1999
                        Microelectronics Divisions

 Susan Vogt          46 Vice President & General Manager,            2000         1999
                        Laboratory Water Division

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

  Mr. Lunger was elected Executive Vice President, Chief Operating Officer of Millipore in January 2000; prior to that Mr. Lunger was Vice President, Chief Financial Officer and Treasurer of Millipore, a position he assumed upon joining the Company in June 1997. Prior to joining Millipore, Mr. Lunger had been, since 1995, Senior Vice President and Chief Financial Officer of Oak Industries, Inc., a developer, manufacturer and supplier of components to the telecommunications industry. From 1994 until 1995, Mr. Lunger had been acting Chief Executive Officer and Chief Administrative Officer of Nashua Corporation, a conglomerate with diverse businesses ranging from office supplies to photo finishing. During the period 1983-1994, Mr. Lunger served in various business operations and financial management positions with Raychem Corporation, an international material science company serving the telecommunication, automotive, energy and defense markets, including Vice President and Group General Manager (1992-1994); Vice President and Assistant Sector General Manager (1991-1992) and Vice President, Finance (1988-1991).

  Ms. Allen was elected Vice President, Treasurer and Chief Financial Officer of Millipore in January 2000. Since joining Millipore in 1983 she held a wide variety of positions in the Company's financial organization, most recently as Corporate Controller and Chief Accounting Officer of Millipore. Prior to joining Millipore, Ms. Allen practiced public accounting for six years with Arthur Young and Company.

  Mr. Carroll joined Millipore in 1986 as Vice President/Finance for the Membrane Products Division following a ten-year career in the general practice audit division of Coopers and Lybrand. In 1988, Mr. Carroll assumed the position of Vice President of Information Systems (worldwide) and in December of 1990, he became the Vice President of Finance for the Company's Waters Chromatography Division. Mr. Carroll was elected Corporate Vice President, Chief Financial Officer and Treasurer in February, 1992. In 1997 Mr. Carroll was elected President of Millipore Asia Ltd. in which position he served until 1999 when he was appointed to his current position as General Manager, Gas Division of the Microelectronics Divisions. Mr. Carroll remains a Vice President of Millipore Corporation.

  Mr. Lary was elected a Vice President of Millipore Corporation in November 1994, and is responsible for the worldwide operations of the Company. From May of 1993 until his election as a Corporate Vice President, Mr. Lary served as Senior Vice President and General Manager of the Americas Operation. For the ten years prior to that time, he served as Senior Vice President of the Membrane Operations Division of Millipore.

  Ms. Nikka was elected Vice President for Human Resources of Millipore Corporation in November 1996. Ms. Nikka was Vice President at Fidelity Investments from 1991 to November 1996. Prior to joining Fidelity in 1991, Ms. Nikka was Vice President of Human Resources at Symbolics, Inc.

  Mr. Rudin was elected Vice President and General Counsel of Millipore Corporation in December 1996. Prior to joining Millipore, Mr. Rudin served Ciba Corning Diagnostics Corporation as Senior Vice President and General Counsel (since 1993) and as Vice President and General Counsel (1988-1993). Prior to that, Mr. Rudin was Assistant Division Counsel for the Pharmaceutical Division of Ciba-Geigy Corporation. Mr. Rudin was appointed Clerk of Millipore Corporation in 1999.

  Mr. Takahashi joined Millipore in 1979 as President and Chief Executive Officer of its Japanese subsidiary, Nihon Millipore Ltd. Mr. Takahashi was elected as a Vice President of Millipore Corporation on February 8, 1996.

  Mr. Baly joined Millipore's French subsidiary in 1972 as an Application Specialist. From 1984 until 1991 Mr. Baly served as Vice President and General Manager for Europe; in 1991 he was appointed President of Millipore Asia Ltd. Mr. Baly has served in his current position as the Vice President of the Analytical Divisions of Millipore since July of 1994.

  Mr. Goel joined Millipore in 1977 as a product development engineer for high purity water products. From 1988 through 1998 Mr. Goel served as Vice President Membrane Research & Development, Analytical Laboratory. In January 1999 Mr. Goel was appointed to his current position of Vice President, Corporate Technology Operations.

  Mr. Lambo joined Millipore in 1977 as Product Manager for its Biochemical Product Line. Since June of 1993 Mr. Lambo has served as the Vice President & General Manager of the BioProcess Division.

  Mr. Pandraud joined Millipore's French subsidiary in 1978 as an Application Specialist for the contamination laboratory market. From 1994 until 1999 Mr. Pandraud served as the Vice President & General Manager of the Laboratory Water Division. In July 1999 he was appointed to his current position as Vice President & General Manager, Microelectronics Divisions.

  Ms. Vogt joined Millipore in 1981 as a Financial Analyst. In 1990 Ms. Vogt was appointed Vice President of Marketing for the Analytical Division and in 1995 she was made Vice President of Marketing and Research & Development for the Analytical Division. From 1997 until 1999 she served as General Manager of the Analytical Products Division of the Millipore Analytical Divisions. In July 1999 Ms. Vogt was appointed to her current position of Vice President & General Manager, Laboratory Water Division.

Item 2. Properties.

  Millipore operates 15 manufacturing sites located in the United States, France, Japan, Ireland, United Kingdom, Brazil and China. The following table identifies the major production sites which are owned by Millipore and describes the purpose, floor space and land area of each.

                                                                                  Business
                                                           Floor Space Land Area   Segment
  Location                         Facility                  Sq. Ft.     Acres     Served
  --------                         --------                ----------- --------- -----------
Bedford, MA         Executive Offices, research, membrane    352,000       31    B&R; Micro.
                    manufacturing & warehouse
Danvers, MA         Manufacturing and office                  65,000       16    B&R.
Jaffrey, NH         Manufacturing, warehouse & office        177,000       31    B&R; Micro.
Cidra, Puerto Rico  Manufacturing, warehouse & office        125,000       29    B&R.
Molsheim, France    Manufacturing, warehouse & office        148,000       20    B&R.
Cork, Ireland       Manufacturing                             98,000       20    B&R.
Yonezawa, Japan     Manufacturing & warehouse                169,000        7    B&R; Micro.

-------------------------------------------------------------------------------
B&R = Biopharmaceutical & Research business segment
Micro. = Microelectronics Business Segment

  Millipore owns a total of approximately 1.25 million square feet of facilities worldwide which are used for office, research and development, manufacturing (including the manufacturing facilities listed above) and warehouse purposes. All of these facilities are owned in fee and are not subject to any material encumbrances.

  In addition to its owned properties, Millipore currently leases various manufacturing, sales, warehouse, and administrative facilities throughout the world. Such leases expire at different times through 2008. The aggregate area of rented space is approximately 1,000,000 square feet and cost was approximately $12,325,000 in 1999. The following leased facilities are the most significant:

  1. A lease of a 198,000 square foot building located on 13 acres in Allen, Texas (Dallas-Fort Worth vicinity). This lease expires in 2008 and provides for two 5 year extension options. This facility is used to support the Microelectronics business segment.

  2. A lease of premises abutting the Company's Bedford headquarters; this lease makes 75,000 square feet of building available to Millipore, provides for a term expiring in 2005 and contains rights of first refusal and options with respect to the purchase of the premises by Millipore and the sale of the premises to Millipore. This building supports both business segments.

  3. A lease of a 134,000 square foot building which is adjacent to the leased property referred to in the preceding paragraph for a term ending in 2006, with renewal options for an aggregate of 20 years, as well as a purchase option. This building is used primarily to serve the Biopharmaceutical & Research business segment

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

  The facilities located in Allen, Texas, Cidra, Puerto Rico, Danvers, Massachusetts and Yonezawa, Japan currently operate at approximately 50%, 60%, 70% and 70%, of capacity, respectively. All of the other above listed owned and leased major facilities are fully utilized.

  Millipore is of the opinion that all the facilities owned or leased by it are well maintained, appropriately insured, in good operating condition and suitable for their present uses.

Item 3. Legal Proceedings.

  The Company currently is not a party to any material legal proceeding and the Company knows of no material legal proceeding contemplated by any governmental authority. On July 21, 1999 Amersham Pharmacia Biotech AB ("APB") of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB is seeking an injunction against the alleged infringement as well as damages. The Company believes that its ISOPAK product does not infringe the patents in question. The Company intends to vigorously defend this action. In any event, the outcome of this suit will not have a material adverse impact on the Company's financial condition or results of operations. The Company first disclosed this matter in a press release issued during the third quarter of 1999.

Item 4. Submission of Matters to a Vote of Security Holders.

  This item is not applicable.

                                    PART II

Item 5. Market for Millipore's Common Stock, and Related Stockholder Matters.

  Millipore's Common Stock, $1.00 par value, is listed on the New York Stock Exchange and is traded under the symbol "MIL". The following table sets forth, for the indicated fiscal periods, the high and low sales prices of Millipore's Common Stock (as reported on the New York Stock Exchange Composite Tape) and the dividends declared (on a per share basis). As of March 3, 2000 there were approximately 2,962 shareholders of record.

                                                                      Dividends
                                            Range of Stock Prices     Declared
                                         --------------------------- -----------
                                             1999          1998      1999  1998
                                         ------------- ------------- ----- -----
                                          High   Low    High   Low   (Per Share)
                                         ------ ------ ------ ------
First Quarter........................... $33.88 $23.75 $38.44 $30.00 $0.11 $0.10
Second Quarter.......................... $40.81 $23.44 $36.94 $26.82 $0.11 $0.11
Third Quarter........................... $42.13 $34.75 $27.50 $17.50 $0.11 $0.11
Fourth Quarter.......................... $40.00 $30.00 $29.88 $17.25 $0.11 $0.11

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

Millipore Corporation--Five-year Summary of Operations

                            1999      1998        1997(2)    1996        1995
                          --------  --------    ---------  --------    --------
                              (In thousands, except per share data)
Net sales...............  $771,188  $699,307    $ 758,919  $618,735    $594,466
Cost of sales...........   358,169   364,467      342,237   249,443     243,849
                          --------  --------    ---------  --------    --------
  Gross profit..........   413,019   334,840      416,682   369,292     350,617
Selling, general and
 administrative
 expenses...............   256,598   236,521      245,585   202,140     195,026
Research and development
 expenses...............    52,140    53,578       55,899    38,429      36,515
Purchased research &
 development expense....       --        --       114,091    68,311(2)      --
Settlement of
 litigation.............       --     11,766(1)       --        --          --
Restructuring items.....    (5,200)   33,641(1)       --        --          --
                          --------  --------    ---------  --------    --------
  Operating income
   (loss)...............   109,481      (666)       1,107    60,412     119,076
Gain on sale of equity
 securities.............       --     35,594(1)     8,330     5,329         --
Interest income.........     3,025     3,090        2,937     2,780       1,682
Interest expense........   (30,155)  (29,474)     (30,484)  (11,498)    (10,623)
                          --------  --------    ---------  --------    --------
  Income (loss) from
   continuing operations
   before income taxes..    82,351     8,544      (18,110)   57,023     110,135
Provision (benefit) for
 income taxes ..........    18,023    (1,320)      20,674    13,401      24,781
                          --------  --------    ---------  --------    --------
  Income (loss) from
   continuing
   operations...........    64,328     9,864      (38,784)   43,622      85,354
Loss on disposal of
 discontinued
 operations.............       --        --           --      2,036(3)      --
                          --------  --------    ---------  --------    --------
Net income (loss).......  $ 64,328  $  9,864    $ (38,784) $ 41,586    $ 85,354
                          ========  ========    =========  ========    ========
Basic net income (loss)
 per share:
  Income (loss) from
   continuing
   operations...........  $   1.44  $   0.22    $   (0.89) $   1.00    $   1.90
  Net income (loss) per
   share................  $   1.44  $   0.22    $   (0.89) $   0.95    $   1.90
Diluted net income
 (loss) per share:
  Income (loss) from
   continuing
   operations...........  $   1.42  $   0.22    $   (0.89) $   0.98    $   1.86
  Net income (loss) per
   share................  $   1.42  $   0.22    $   (0.89) $   0.94    $   1.86
Cash dividends declared
 per share..............  $   0.44  $   0.43    $    0.39  $   0.35    $  0.315
Weighted average shares
 outstanding:
  Basic.................    44,731    43,864       43,527    43,602      44,985
  Diluted...............    45,274    44,289       43,527    44,457      45,887
Financial Data
  Working capital.......  $ 89,164  $  6,071    $  36,169  $ 90,708    $ 88,160
  Total assets..........   792,733   759,323      769,963   680,305     528,685
  Long-term debt........   313,017   299,110      286,844   224,359     105,272
  Shareholders' equity..  $176,851  $133,791    $ 140,809  $209,676    $221,500

--------
(1) See Note K on page F-16 below, Note B on page F-9 below, Note O on page F-22 below of the Notes to the Financial Statements.
(2) Reflects the acquisitions of Tylan General Inc. in January 1997 and Amicon Separation Science Business in December 1996.
(3) Represents a loss on the disposal of discontinued operations related to the sale of the Company's Waters Chromatography Division and certain assets of its non-membrane bioscience business.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with Millipore's Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-K report.

                             Results of Operations

  The Company reported a profit per share of $1.42 and $0.22 for 1999 and 1998, respectively, compared to a loss of $0.89 per share for 1997. Excluding unusual items, the Company would have reported diluted earnings per share of $1.35, $0.60 and $1.65 for 1999, 1998 and 1997, respectively.

  The Company initiated a restructuring program in 1998 to streamline worldwide operations and reduce the overall cost structure. This program is discussed in its entirety in Restructuring Items. Reference is also made to the discussion of Gross Margins, Gain on Sale of Equity Securities, Acquisitions and Legal Proceedings below for additional information related to the other unusual items on the following schedule.

                           Summary of Unusual Items:

                                              Year Ended December 31,
                                       ----------------------------------------
                                          1999          1998          1997
                                       ------------ ------------  -------------
                                        (In millions, except per share data)
Cost of sales
  Write-off of inventory and
   manufacturing equipment...........  $       --   $        9.2  $         --
  Provision for excess and obsolete
   inventory.........................          --            6.0            --
  Purchase accounting adjustment.....          --            --             5.0
                                       -----------  ------------  -------------
Impact on gross margin...............          --          (15.2)          (5.0)
Operating expenses
  Purchased research and development
   expenses..........................          --            --           114.1
  Restructuring items................         (5.2)         33.6            --
  Litigation settlements.............          --           11.8            --
                                       -----------  ------------  -------------
Income (loss) before income taxes....          5.2         (60.6)        (119.1)
Gain on sale of equity securities....          --           35.6            8.3
                                       -----------  ------------  -------------
Impact on income (loss) before income
 taxes...............................          5.2         (25.0)        (110.8)
Tax impact of unusual items..........          1.8          (8.4)           1.2
                                       -----------  ------------  -------------
Net income (loss) from unusual
 items...............................  $       3.4  $      (16.6) $      (112.0)
                                       ===========  ============  =============
Net income (loss) per share from
 unusual items.......................  $      0.07  $      (0.37) $       (2.54)
                                       ===========  ============  =============

 Local Currency Results

  The following discussion of Net Sales, Gross Profit Margins and Operating Expenses refers to revenue, margins and expenses in "local currencies". Local currency results represent the foreign currency balances translated, in all periods presented, at Millipore's 1999 budgeted exchange rates, thus excluding the impact of fluctuations in the actual foreign currency rates. The Company's management uses this presentation for internal evaluation of the financial performance of the Company's business segments because it believes that the local currency results provide a clearer presentation of the underlying business trends. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates.

 Net Sales

  Net sales, measured in U.S. dollars, increased 10 percent in 1999, compared to a decrease of 8 percent in 1998. The net sales increase in 1999 as compared to 1998 was primarily due to the beginning of a recovery in the semiconductor industry coupled with continued growth in the biopharmaceutical business and positive net currency effects. Growth in the Americas and Asia/Pacific regions was heavily influenced by the improvements in the semiconductor industry. The net sales decrease in 1998 compared to 1997 was primarily due to the downturn in the semiconductor industry, economic difficulties in Asian markets and negative currency effects.

  During 1999 as compared to 1998 the Japanese yen strengthened against the U.S. dollar by approximately 13 percent and the Euro weakened against the U.S. dollar by approximately 5 percent. The positive effect from the stronger yen more than offset the decline in the Euro resulting in an increase in reported sales growth by 2 percentage points over the preceding year. In 1998 the reported sales growth was negatively impacted by 3 percent as a result of the Japanese yen which weakened against the U.S. dollar by approximately 8 percent, as did the European currencies, although to a lesser extent. As a general matter, a stronger U.S. dollar will adversely affect the sales growth of both business segments. However, since the Microelectronics segment has a higher percentage of sales in Asia, strengthening of the dollar against Asian currencies will have a somewhat larger impact on that segment. Similarly, the Biopharmaceutical & Research segment has a higher percentage of sales in Europe than the Microelectronics segment. Therefore, strengthening of the dollar against the European currencies will have a larger impact on the Biopharmaceutical & Research segment sales growth. Non-currency related price changes have not significantly affected the comparability of sales during the past three years.

  Sales growth by business segment and geography, measured in local currencies and U.S. dollars, is summarized in the table below.

                                            Sales Growth       Sales Growth
                                              in Local            in U.S.
                                            ------------       ------------
                                             Currencies           Dollars
                                            ---------------    ----------------
                                             1999     1998      1999      1998
                                            ------   ------    ------    ------
Biopharmaceutical & Research...............      8%       7%        9%        5%
Microelectronics...........................      9%     (28)%      15%      (32)%
                                            ------   ------    ------    ------
  Consolidated.............................      8%      (5)%      10%       (8)%
                                            ------   ------    ------    ------

Americas...................................     10%      (9)%      10%       (9)%
Europe.....................................      2%       8%       (2)%       7%
Asia/Pacific...............................     14%     (13)%      29%      (21)%
                                            ------   ------    ------    ------
  Consolidated.............................      8%      (5)%      10%       (8)%
                                            ------   ------    ------    ------

  Biopharmaceutical & Research sales, measured in local currencies, increased 8 percent in 1999 compared to 1998. The growth was broad-based across product lines and geographies. Sales growth was strongest for the biotechnology and pharmaceutical markets utilizing laboratory research applications, water filtration devices and consumable filtration products and systems used in drug production. Revenue growth from the sale of process systems was positive, although to a lesser extent than other product lines. However, the order pattern for process systems is variable and large orders are received on a periodic basis which may positively or negatively impact growth comparisons. The growth for this segment was positively impacted in 1999 by the increase in new drugs approved and in production.

  Biopharmaceutical & Research sales, measured in local currencies, increased 7 percent in 1998 compared to 1997. The growth of the Biopharmaceutical & Research segment in 1998 reflected the combination of increased demand for consumable products and process equipment used in the production of sterile drugs and analytical and water filtration devices used in research laboratories. The growth in the Americas and Europe for this segment was attributed to an increase in the number of new drugs approved and in production. This segment was adversely affected in Asia by a decrease in demand as a result of region-wide recessionary pressures.

  Microelectronics segment sales growth measured in local currency increased 9 percent in 1999 compared to 1998. During 1999, the Company's sales growth has been positively impacted by improvements in the semiconductor industry and strengthening of the Asian economies. Recent industry results and published reports indicate a reduction in excess capacity in the semiconductor industry and increase in overall semiconductor demand which generally signals an upturn in this market. Sales growth for this segment was positive in the Asia/Pacific region and, to a lesser extent, the Americas region offset by a decline in sales in Europe.

  Microelectronics segment sales growth, measured in local currency, decreased 28 percent in 1998 as compared to 1997. The decrease in 1998 sales was directly attributable to the continuation of the semiconductor industry slump, which began in the middle of 1996. The reduction in equipment sales from the Microelectronics segment was the result of a decrease in new plant construction and upgrades. Sales of consumable purification devices also declined although to a lesser extent, consistent with lower worldwide semiconductor plant capacity utilization.

 Gross Profit Margins

  Gross profit margins in local currencies were 53.9 percent in 1999, 48.1 percent in 1998, and 53.3 percent in 1997. Excluding unusual items, gross profit margins in 1998 were 50.2 percent and 54.0 percent in 1997. The unusual items recorded in 1998 were a $9.2 million charge for the write-off of inventory and manufacturing equipment associated with product line rationalization activities and a provision of $6.0 million for excess and obsolete inventory. The unusual item recorded in 1997 was the effect of an inventory write-up to net realizable value of $5.0 million related to acquisition accounting for Tylan General Inc. ("Tylan"). Gross profit margin percentages were higher in 1999 than those in 1998 as a result of Company-wide increased volume as well as savings realized from the restructuring initiatives which began in the third quarter of 1998. Gross profit margin percentages were lower in 1998 as compared to 1997, excluding the unusual items recorded in both years, reflecting the impact of significantly reduced volumes in the Company's manufacturing plants serving the Microelectronics segment combined with duplicative manufacturing costs resulting from concurrent operations at three existing plants located in California and Texas and operations at the new manufacturing facility in Allen, Texas. The redundant facilities were closed in September 1998 and their operations consolidated into the Allen, Texas facility.

 Operating Expenses

  Selling, general and administrative ("S,G&A") expenses in local currencies increased 7 percent in 1999 and decreased 1 percent in 1998. The increase in 1999 compared to 1998 was primarily attributable to $14.7 million of incremental variable employee compensation earned in 1999 over amounts earned in the preceding year. The decrease in 1998 compared to 1997 was due to cost containment programs initiated as part of the restructuring activities and reductions in employee compensation programs due to the financial performance of the Company in that year. The Company continues to invest in sales, service and marketing resources focused on maintaining or improving customer services, supporting the launch of new products and development of future sales initiatives aimed at improving the Company's competitive positions. As a percentage of sales S,G&A expenses decreased slightly in 1999 as compared to 1998 and increased 1 percent in 1998 as compared to 1997.

  Research and development expenses in local currencies decreased 3 percent in 1999 and 4 percent in 1998. The decreases in 1999 and 1998 were primarily due to the elimination of research and development expenses for non-strategic product lines in the Microelectronics segment and the Microelectronics consolidation into the Allen, Texas facility thus eliminating duplicate operations.

  Litigation settlements totaling $11.8 million were recorded in the first quarter of 1998 and are described under "Legal Proceedings" below.

 Restructuring Items

  In the second quarter of 1998, the Company announced a restructuring program to improve the competitive position of the Company by streamlining worldwide operations and reducing the overall cost structure. The restructuring program was initiated to bring operating costs in line with lower revenues resulting from the financial difficulties in Asian economies, the strong U.S. dollar and the continuation of the semiconductor industry slump. The combination of the restructuring programs and the 1998 Microelectronics plant consolidation resulted in estimated savings of approximately $40.0 million in 1999. The savings resulted from reduced wages, facility related costs, depreciation and amortization and were primarily reflected as reductions in cost of sales.

  Key initiatives of the restructuring program included:

  1. Discontinue non-strategic product lines and rationalize product offerings to improve product line focus. The non-strategic product lines consisted of high pressure liquid chromatography equipment, semiconductor fab monitoring and control software and various filtration devices. The rationalization of product offerings was a result of management's review which identified specific products with limited profitability or products which were inconsistent with current strategic marketing plans, such as non-standard products. These actions to improve product line focus were completed by September 30, 1998.

  2. Consolidate certain manufacturing operations to eliminate duplicate manufacturing processes. Identified manufacturing operations in Ireland and the U.S. are in the process of being consolidated into existing facilities within the Company, which will result in similar production activities occurring at the same location. The consolidation of manufacturing operations will be completed in 2000.

  3. Realign European country organizational structure to focus on operating business units and establish a regional transaction service center, resulting in the consolidation of financial and administrative activities into a single location. The Company completed the transition to the service center during 1999.

  4. Reduce administrative and management infrastructure costs in Asia. These cost reductions resulted in a lower overhead structure for administrative and management infrastructure in Asia and were achieved through reduced facility costs and administrative positions as offices in the region were consolidated during 1998.

  5. Renegotiate marketing, research and development and supply agreements. These agreements were amended to eliminate the cost of maintaining certain exclusivity rights and to reduce purchasing commitments for non-strategic products. These actions were completed during 1999.

  6. Streamline the supply chain management function through the centralization of worldwide procurement functions and the consolidation of vendors to significantly reduce the aggregate number of vendors, resulting in cost savings and shorter cycle time within the procurement function as well as materials cost reductions. These actions were completed during 1999.

  In the third quarter of 1998, the Company recorded an expense associated with these activities of $42.8 million ($29.1 million after tax) including a restructuring charge of $33.6 million and a $6.2 million charge for inventory and $3.0 million of fixed asset write-offs against cost of sales. The $33.6 million restructuring charge included $18.3 million of employee severance costs, $9.5 million write-off of real and intangible assets associated with discontinued product lines and with the termination of certain rights under two technology development collaboration agreements, $3.8 million of lease cancellation costs and $2.0 million of contract termination costs.

  During 1999, approximately $5.7 million of restructuring costs, consisting primarily of severance, were paid. The Company reevaluated the accrual for the restructuring program and in the third quarter of 1999 reversed $5.2 million of the remaining balance. The reversal reflects a lower estimate for employee severance and lease cancellation costs. Although the planned number of employee positions had been eliminated, the reduction in severance cost is attributed to higher levels of attrition than originally anticipated and to impacted employees filling open positions as demand increased due to improved sales volume. At December 31, 1999, approximately $7.6 million remains accrued and will be substantially paid in 2000.

  The restructuring initiatives combined with the 1998 consolidation of the Company's Microelectronics plants resulted in the elimination of 620 positions worldwide. Notification to employees was completed in the third quarter of 1998, however a small number of these employees will continue in their existing positions through 2000 with their related salary costs charged to operations as incurred. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through 2000.

  During the third quarter of 1998, the Company also recorded in Cost of Sales an incremental provision for excess and obsolete inventory of $6.0 million in response to adverse changes in demand attributable to declining business conditions in Asia and the slowdown in the semiconductor industry.

 Gain on Sale of Equity Securities

  The gain on sale of equity securities in 1998 primarily reflects the sale of the Company's equity holdings in PerSeptive Biosystems. As of December 31, 1997, the Company held 2.2 million shares of PerSeptive Biosystems common stock and 1,000 shares of PerSeptive Biosystems preferred stock. On January 22, 1998, PerSeptive merged with The Perkin-Elmer Corporation. Pursuant to the merger, all of the Company's holdings of common and preferred shares in PerSeptive were converted into an aggregate of 587,000 shares of Perkin-Elmer common stock. In the first quarter of 1998, the Company sold all of its shares of Perkin-Elmer stock for approximately $32.5 million in cash. The Company also sold all of its common shares of Glyko Biomedical Ltd. in the first quarter of 1998 and recognized a gain of $3.1 million.

  Gain on sale of equity securities in 1997 reflected the sale of a portion of the Company's holdings in PerSeptive Biosystems common shares.

 Net Interest Expense

  Net interest expense in 1999 was $0.7 million more than 1998. This increase is attributed to higher average interest rates resulting from the 1998 renegotiation of the Company's revolving Credit Agreement and higher effective interest due to the impact of foreign exchange under the yen debt swap agreements which was somewhat offset by lower average borrowings. Net interest expense in 1998 was $1.2 million less than 1997, primarily as a result of the yen debt swap agreement entered into during December 1997.

 Provision for Income Taxes

  The effective income tax rate in 1999, 1998 and 1997 was 21.0 percent, excluding the effect of the restructuring items recorded in 1999 and 1998 and the non-tax deductible write-off of purchased research and development associated with the Tylan acquisition in 1997.

 Earnings Per Share

  Earnings per share in 1999 were impacted by the reversal of the restructuring charges. Earnings per share in 1998 were impacted by restructuring charges and several unusual items and 1997 earnings per share included write-offs of purchased research and development associated with the Company's acquisition of Tylan. The impact of these items is reflected in the Summary of Unusual Items on page 11 above.

  Additionally, in 1999 as compared to 1998, earnings per share were positively impacted by $0.02 per share as a result of the net currency impact of the stronger Japanese yen offset by the weaker European currencies. Earnings per share were adversely impacted in 1998 by the comparatively stronger U.S. dollar, reducing earnings by $0.33 per share as compared to 1997.

                                 Acquisitions

  On January 22, 1997, the Company completed its cash tender offer for all of the outstanding common shares of Tylan General, Inc. ("Tylan") for $16.00 per share. Tylan became a wholly owned subsidiary of the Company on January 27, 1997. The aggregate purchase price was $133.0 million, plus the assumption of Tylan's outstanding debt, net of cash, totaling $23.6 million. This acquisition was accounted for as a purchase and resulted in a write-off for in-process research and development ("IPR&D") of $114.1 million in the first quarter of 1997.

  Included in the IPR&D write-off were two major IPR&D projects acquired as a part of Tylan. The first of these was a project to develop intracavity laser spectroscopy technologies for application in semiconductor and related industries. This project had an estimated fair value of $53.5 million, was expected to require the investment of an additional $3.2 million and twenty-two man years to complete (generally, the Company regards 2,000 hours as comprising one "man year"). If proven to be technologically feasible, it was expected that this project would yield a break-through enabling technology and would become a major revenue source for the Company. The products expected to result from this project were to be used in monitoring moisture and other contaminant levels within vacuum deposition chambers for semiconductor manufacturing. The valuable element of this project was that the expected future products would be differentiated from Tylan's current products, would offer enhanced sensitivity and the ability to monitor corrosive gas streams and would also have applications for different target gases and sample environments. While Tylan retained management direction over this project, development was performed by a third party pursuant to a development and license agreement.

  Under this development and license agreement Tylan directed the research with the objective of developing intracavity laser spectroscopy technologies for application in semiconductor, flat panel, and fiber optic manufacturing industries. According to this agreement, Tylan was to have the rights and responsibilities to utilize the technology, were it to be successfully developed, and to manufacture products for sale to the above industries. This agreement provided for aggregate development fees of $8.0 million, payable $0.3 million at signing and the balance in equal quarterly installments thereafter over the five year term of the agreement. The agreement was terminable at will by Tylan but required the payment of a termination fee equal to six quarters of development fees ($2.4 million). Development fees were charged against research and development expense.

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

  As a result of the prolonged downturn in the microelectronics industry, the Company reprioritized research and development programs and further development of this project was suspended in late 1997. This resulted in a decision to terminate the third party development and license agreement in December 1997 and the termination fee was charged to the acquisition reserve. The Company retains certain post-termination residual rights to this technology and is currently re-evaluating the future of this project.

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

  This project successfully achieved technological feasibility and yielded one commercializable product which was launched during 1999. However, the objective of ease and cost effectiveness to manufacture continues to be a challenge. Accordingly, the current revenue projection for the resulting products is approximately one-third of the original estimate. The estimated cost to complete this project is currently expected to be less than one-half of the original estimate.

  In addition, to the foregoing IPR&D projects, the Tylan acquisition included eight other IPR&D projects with an aggregate value of $45.6 million, not considered to be individually significant and which were expected to cost an aggregate of $2.5 million and twenty-nine man years to complete. These projects were written off because technological feasibility had not been demonstrated as of the date of the acquisition of Tylan. As of December 31, 1999, three of these eight projects have been completed, two have been cancelled, one is ongoing, one has had a major change in its scope and has been integrated into a post acquisition project and one has been suspended. As of December 31, 1999, an aggregate of $5.4 million had been invested on these individually insignificant Tylan IPR&D projects and it was estimated that an additional $0.2 million would be required to achieve technological feasibility for the one ongoing project. The reasons for the aggregate increase in investment in these insignificant IPR&D projects included the change in the direction of three of these IPR&D projects to adapt to the evolving needs of the target customer base, the unanticipated technical complexity in adapting promising miniaturization technologies from other industries to Tylan product applications and the expansion of the scope of certain of these projects since the date of the Tylan acquisition.

  On May 18, 1999, the Company acquired all outstanding shares of Bioprocessing Corporation Limited ("Bioprocessing") in exchange for 660,000 shares of Millipore common stock. The transaction was accounted for as a pooling-of-interests. The consolidated financial statements for prior periods were not restated because the addition of Bioprocessing did not have a material impact on the Company's results of operations. Bioprocessing develops, manufactures and sells a wide range of proprietary products and services for the chromatographic purification of proteins.

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

 Foreign Exchange

  The Company derives approximately 60 percent of its revenues from customers outside of the Americas. This business is transacted through the Company's network of international subsidiaries generally in the local currency. This exposes the Company to risks associated with changes in foreign currency that can impact revenues, net income and cash flow. Approximately 30% of the Company's sales are derived from Europe where the U.S. dollar strengthened against the Euro during 1999. Continued strengthening of the U.S. dollar against the Euro may negatively impact the results of operations of the Company. The Company is able to partially mitigate the impact of fluctuations in the Euro by active management of cross border currency flows and material sourcing. The Company has significant exposure against the Japanese yen which strengthened against the U.S. dollar in 1999. Generally, a stronger yen has a positive impact on results of operations. The Company is exposed to changes in the Japanese yen that can not be mitigated through normal financing or operating activities. Accordingly, the net equity exposure risk is managed through the use of debt swap agreements.

  Historically, the Company entered into foreign currency option contracts to sell yen on a continuing basis in amounts and timing consistent with the underlying currency transactions. This program was discontinued in 1999. The gains on these transactions, if any, partially offset the realized foreign exchange losses on the underlying exposure. In 1998 and 1997, gains, net of premium costs, of $2.2 million and $4.4 million, respectively were realized from these contracts and were recorded in cost of sales. At December 31, 1999, the Company had open option contracts to sell yen aggregating $27.1 million. All open options expire within 12 months. Premiums to purchase foreign currency option contracts are amortized over the life of the contract.

  The Company's net equity exposure to the Japanese yen has been hedged through debt swap agreements covering both principal and interest. Pursuant to these agreements $110,000 of debt with a weighted average fixed interest rate of 6.7 percent was swapped for an equivalent value of yen at a weighted average exchange rate of 114.6 yen to the dollar and a weighted average fixed interest rate of 3.6 percent. The swap agreements mature in 2003 and 2004. See Capital Resources and Liquidity below for a discussion of cash collateralization requirements under these agreements.

  Although the Company manages its foreign currency exchange risk through the above activities, when the U.S. dollar strengthens against the basket of currencies in which the Company transacts its business, generally sales and net income will be adversely impacted.

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

                        Capital Resources and Liquidity

  Cash flow provided from operations was $105.1 million in 1999, $51.3 million in 1998 and $51.8 million in 1997. Reported cash flow from operations was reduced by $9.9 million in 1999, $28.1 million in 1998 and $23.3 million in 1997 for costs associated with the 1998 restructuring program and the integration of acquisitions made during 1996 and 1997. Excluding the restructuring and acquisition related expenditures, cash flow from operations was $115.0 million in 1999, $79.4 million in 1998 and $75.1 million in 1997.

  The increase in cash flow from operations in 1999 over 1998, excluding the restructuring and acquisition expenditures, is primarily a result of improved income from operations, increases in accounts payable due to higher revenues in the fourth quarter of 1999, accrued expenses primarily resulting from variable compensation programs and continued asset management initiatives launched in 1998. Partially offsetting this is an increase in account receivables resulting from significantly higher sales volume in the second half of 1999 combined with the increased revenues in geographies with traditionally longer payment cycles. This has resulted in days sales outstanding in accounts receivable increasing from 77 days in 1998 to 82 days in 1999. The Company continues to aggressively manage its collection activities and does not anticipate increased collections risk.

  The improvement in 1998 cash flow from operations over 1997, excluding the restructuring and acquisition related expenditures, is the result of a decrease in working capital offset by a significant decline in operating income before restructuring charges and unusual items. The favorable working capital comparisons were a combination of a decrease in accounts receivable balances, lower inventory levels and a reduction in other current assets. The improvement in receivables reflects the impact of the lower sales volume and improved collection experience. The improvement in inventory utilization was attributable to asset management initiatives launched in 1998 and reserve actions taken as part of the 1998 restructuring program. The reduction in other current assets reflects the sale of equity securities in 1998. The decline in 1998 operating income resulted from the downturn in the semiconductor industry, the financial difficulties in Asia and the strength of the U.S. dollar.

  During 2000 the Company expects to spend approximately $9.0 million in cash for costs accrued in connection with the restructuring program and for costs to complete the integration of acquisitions acquired in 1996 and 1997. This will be funded by cash flow from operating activities.

  Cash generated by the Company during 1999 was used to reduce short-term debt, to invest in property, plant and equipment and to pay dividends. Property, plant and equipment expenditures for 1999 were less than 1998 expenditures by $28.5 million primarily due expenditures in 1998 of $10.0 million for the expansion of the Biopharmaceutical membrane manufacturing facility in Cork, Ireland and $24.4 million for the construction of the new Microelectronics manufacturing facility in Allen, Texas. This decrease was offset in part by $4.0 million for expenditures made in 1999 to complete the membrane manufacturing facility. The Company expects capital expenditures for 2000 to be in the range of $50.0 to $55.0 million. Depreciation expense in 2000 is expected to be slightly higher than in 1999 as a result of the increased capital expenditures in 2000. The Company has no significant commitments for capital expenditures at December 31, 1999. The Company also received $9.5 million in cash for the sale of securities in Waters Corporation.

  Cash generated by the Company during 1998 was used to invest in property, plant and equipment, and to pay dividends. Property, plant and equipment expenditures for 1998 exceeded 1997 expenditures by $18.7 million primarily due to $10.0 million spent for the expansion of the Biopharmaceutical membrane manufacturing facility in Cork, Ireland and $24.4 million spent for the construction of the new Microelectronics manufacturing facility in Allen, Texas. The total cost of the Allen facility was approximately $28.0 million.

  In 1997, cash generated from operating activities, along with increased borrowings, was used for the acquisition of Tylan, the purchase of certain other assets and technology and capital expenditures. During 1997 the Company continued to invest in capacity expansions and the upgrade of manufacturing facilities and in information technology systems and equipment.

  The Company maintains an unsecured Revolving Credit Agreement, dated January 22, 1997, with a consortium of commercial banks (the "Credit Agreement") which currently makes $250 million available to the Company. During 1999 the Company reduced its borrowings under the Credit Agreement by $55.0 million so that, at December 31, 1999, the Company had additional borrowing capacity thereunder of $135 million. The Credit Agreement was renegotiated during 1998 to waive defaults under certain financial covenants relating to operating cash flow and interest coverage and to permit less restrictive operating cash flow and interest coverage covenants for 1999 and a portion of 2000. The Company also agreed to an additional minimum earnings covenant as well as to increases in both the interest rate and the facility fees. As renegotiated, interest is payable under the Credit Agreement at a floating U.S. dollar deposit rate, defined as LIBOR, plus a margin in the range of 0.23 to 1.125 percent.

  The Company also has an additional $10.0 million of other short-term borrowing capacity available of which $0.7 million was outstanding at December 31, 1999.

  In November 1998 Moody's Investor Services and Standard & Poors Corporation graded the Company's debt at a rating of Ba2 and BB+, respectively. Both ratings are characterized as below "investment grade". The Company expects that these ratings may make it more difficult for the Company to access money markets should it become necessary to do so.

  In addition, the foregoing debt ratings coupled with the strengthening of the Japanese yen triggered a requirement to provide cash collateralization under one of the Company's yen denominated debt swap agreements in the event that the net value of its position was below the net value of the counterparty's position. In the event that the Company's debt rating improves, these agreements provide for less stringent collateralization requirements. While this collateralization requirement will not impact the Company's foreign exchange exposure, it could impact short-term liquidity if there were a serious deterioration in the value of the Company's swap position. The amount of the cash collateral is dependent, among other things, on the exchange rate of the yen to the U.S. dollar; generally, as the yen strengthens, the amount of cash collateral required from the Company increases. At December 31, 1999, this cash collateralization amount was $18.6 million.

  The Company believes that its balances of cash and cash equivalents, funds available under the Credit Agreement and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over the next twelve to twenty-four months.

                                   Dividends

  The quarterly dividend was $0.11 per share throughout 1999. The Company paid dividends of $19.6 million in 1999.

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

                                   Year 2000

  The Company has been aware of the "Year 2000" issue that had the potential to affect products and systems that were not designed to properly handle the transition between the twentieth and twenty-first centuries. The Company recognized the need to ensure that its business operations would not be adversely impacted by the Year 2000, and it authorized an internal team to assess the Company's Year 2000 readiness, to determine the steps necessary to achieve readiness, and to facilitate the necessary readiness preparations.

  Through December 31, 1999, the Company incurred approximately $1.5 million in its Year 2000 assessment and remediation program, and it does not expect to incur any further costs in this program.

  Prior to the end of 1999, the Company completed its readiness assessment and its implementation of all steps that it determined necessary to make the Company ready for the Year 2000, including its contingency plans for handling anticipated readiness risks. The Company's transition from 1999 to 2000 occurred without any business disruption. With the transition into the Year 2000 complete, the Year 2000 issue has not had, and the Company believes it will not have, a material impact on the Company's business, financial conditions or results of operations.

                               Legal Proceedings

  The $11.8 million settlement of litigation charge taken in 1998 related to 3 matters:

  1. A proceeding arising out of an administrative order issued by the Environmental Quality Board ("EQB") of Puerto Rico alleging that the Company's wholly owned subsidiary failed to properly manage, transport and dispose of nitrocellulose membrane scrap as a hazardous waste; and proposed penalties in the amount of $96.5 million. The Company settled this proceeding in 1998 and recorded a charge of $5.0 million.

  2. A private lawsuit brought by an intervening party in the EQB administrative case described above; the Company recorded a charge of $3.1 million in the 1998 reflecting its costs to settle this suit.

  3. A patent lawsuit with Mott Metallurgical Corporation in which each party claimed infringement of one of its patents by the other. The Company recorded a charge of $3.7 million in 1998 to settle this suit; the parties also agreed to cross license the two patents at issue.

  As has been previously disclosed, Millipore has, in the past, been named as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("Superfund") by the U.S. Environmental Protection Agency ("EPA") with respect to a "release" (as defined in Section 101 of Superfund), at twelve sites to which chemical wastes generated by the manufacturing operations of Millipore or one of its divisions may have been sent. The Company has settled its liability pursuant to consent decrees releasing Millipore from further liability with respect to certain covered matters at all of these Superfund sites. However, as is typical with consent decrees in such Superfund proceedings, EPA and the relevant state agencies have reserved the right to maintain actions against the settling parties, including the Company, in the event certain events occur or do not occur at those sites. The Company does not expect that the conditions in the consent decrees permitting these governmental parties to "re-open" the cases will occur. In any event, the Company believes that the aggregate of any future potential liabilities should not have a material adverse effect on the Company's future results of operations or financial condition in light of the advanced stage of funded remedial action at each site and the likely availability of contribution from numerous other financially solvent PRPs participating at each such Superfund site.

                      Business Outlook and Uncertainties

  The following statements are based on current expectations. These statements are forward looking and actual results may differ materially.

  Sales: The semiconductor industry in which the Microelectronics business segment participates is highly cyclical. The downturn, which began in the middle of 1996, continued into 1999. This business segment reported four sequential quarters of increased sales during 1999. Additionally, recent industry results and published reports indicate that an industry wide growth cycle has begun. While some published reports suggest that this growth cycle could last for up to three years, there can be no assurance as to the extent and duration of this growth cycle or as to its positive impact on Millipore. The Company does anticipate, however, that these industry wide improvements will result in stronger sales growth in 2000.

  The Biopharmaceutical & Research segment has demonstrated relatively stable patterns of revenue growth. Customers in this segment, particularly those involved in the production of sterile drugs, purchase products for use in validated production processes. Accordingly, it is important to participate in the development of new drugs in order to be designed into the ultimate manufacturing process. Adoption of new technologies and products requires a lengthy validation process prior to adoption. The growth of this segment is highly dependent on the development and approval of new drugs. It is difficult to ascertain the number or timing of such approvals, however, the number of drugs at various stages in the approval process has increased over the past two years. The remaining driver of this segment is research and development spending. Recently published industry reports in the area of life science anticipate increased research and development spending. However the impact on the Company is unknown.

  During 1999, the Company has seen reduced sales growth in the European region, an area which impacts the Biopharmaceutical & Research segment more than the Microelectronics segment. The economic pressures in Europe combined with the U.S. dollar strengthening against most European currencies may adversely affect the Biopharmaceutical & Research segment in 2000. Both of the Company's business segments were adversely impacted by the financial difficulties in the Asian economies, which began in late 1997 and continued through 1998. During 1999, this region has shown some recovery, although the economic pressures in Europe have offset it. The continuation of these conditions in Europe would moderate the growth rate of both segments.

  Approximately 60 percent of the Company's sales are to customers outside of the Americas and are generally made in local currency. As previously noted, currencies had a net positive impact to both sales and earnings in 1999 as compared to 1998. This was the composite result of a stronger yen in 1999 mostly offset by the weak Euro. Since the end of 1999, the dollar has begun to strengthen against the yen and the Euro. Therefore, if rates of exchange remain at the March 3, 2000 level, there could be a slight negative impact on sales for the first quarter and full year 2000 as compared to 1999.

  Gross Margins: The Company expects gross margin percentages in 2000 to improve as compared with those of 1999. Margins will benefit from the impact of increased volume in the Company's manufacturing plants to support anticipated sales growth. Somewhat offsetting the increased volume impact will be margin reductions due to sales growth for process systems which traditionally have lower gross margins. To the extent that foreign currency exchange rates relative to the U.S. dollar remain at March 3, 2000 levels, first quarter 2000 and full year margins will not be significantly impacted by foreign currency exchange rate fluctuations.

  In December 1999 the Company's sole supplier of a critical raw material used in the manufacture of one type of membrane incorporated into products sold by the Biopharmaceutical & Research business segment advised the Company that it would discontinue manufacture of that raw material during the second half of 2000. This raw material is also used as a critical component in the production of other widely used industrial products. Millipore products which use this membrane accounted for approximately $100 million in 1999 sales. The Company does not currently anticipate difficulty in establishing satisfactory transitional supply arrangements or in establishing alternative sources of supply for this raw material. However, while the Company is diligently pursuing transitional and alternative supply arrangements, there can be no assurance that it will be successful.

  Operating Expenses: The Company expects that operating expenses in local currencies, as a percentage of sales, in 2000 may somewhat improve as compared to the percentage achieved in the previous year.

  Interest Expense: The Company expects net interest expense in 2000 will be slightly lower than 1999 as a result of lower average debt.

  Provision for Income Taxes: The effective tax rate in 2000 is projected to be in the range of 21 percent, consistent with the effective rate for 1999, excluding the effect of restructuring items. The tax rate estimate is based on the Company's current expectations for 2000 income and current tax law and, therefore is subject to change. In addition, since the Company's revenues are expected to reflect a higher proportion of income generated by its Microelectronics business segment, the products of which are primarily manufactured in the United States, it is anticipated that a trend increasing the effective income tax rate will develop during subsequent years as less revenue is derived from manufacturing sites located in foreign lower tax rate jurisdictions. Further, in the event that the Company's cash needs significantly increase above those currently projected and outstrip the resources identified under Capital Resources and Liquidity above, then an additional upward influence on the Company's tax rate could develop if the Company chose to meet this need by the repatriation of cash indefinitely re-invested in foreign operations.

  Capital Spending: The Company expects to spend between $50.0 to $55.0 million for fixed asset additions in 2000. The Company does not believe it needs to significantly expand or add manufacturing capacity in 2000 to handle its anticipated 2000 sales growth. The Company will continue to invest in tooling within its manufacturing plants, upgrades of its research and development labs and in information technology. Accordingly, the Company also expects that 2000 depreciation expense will be higher than reported in 1999.

  Capital Resources and Liquidity: The Company expects that the ongoing cash collateralization requirement under the yen denominated debt swap agreement discussed under Capital Resources and Liquidity above will likely require the renegotiation of a debt covenant under the Credit Agreement if the value of the Company's swap position deteriorates below that at December 31, 1999. Further, if the deterioration in the value of that position were substantial then the resulting increase in the cash deposited as collateral under that swap agreement would result in an adverse impact on short-term liquidity.

                          Forward-Looking Statements

  The matters discussed in this Form 10-K Annual Report, as well as in future oral and written statements by management of the Company, that are forward-looking statements, are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. When used herein or in such statements, the words "anticipate", "believe", "estimate", "expect", "may", "will", "should" or the negative thereof and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. In addition to the matters discussed herein, potential risks and uncertainties that could affect the Company's future operating results include, without limitation, foreign exchange rates; increased regulatory concerns on the part of the biopharmaceutical industry; further consolidation of drug manufacturers; competitive factors such as new membrane technology, and/or a new method of chip manufacture which relies less heavily on purified chemicals and gases; availability of raw materials or component products on a timely basis; inventory risks due to shifts in market demand; change in product mix; conditions in the economy in general, including uncertainties in the microelectronics manufacturing market in particular; potential environmental liabilities; the inability to utilize technology in current or planned products due to overriding rights by third parties, and the other risk factors described elsewhere in this Form 10-K Annual Report, and in particular the matters described in Item 1 above under the heading "Environmental Matters". Specific reference is also made to the risks and uncertainties described in the Registration Statement on Form S-3 (Registration 333-80781) filed by the Company in connection with its offering of 660,000 shares of its Common Stock, $1.00 par value in November 1999 (in particular, to those risks described under "Risk Factors") and to the Registration Statement on Form S-3 (Registration 333-23025) filed by the Company in connection with its offering of $300 million of Debt Securities in May 1997 (in particular, to those risks described under "Factors Which May Affect Future Results"). See also "Legal Proceedings" and "Business Outlook and Uncertainties" above.

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

Item 8. Financial Statements and Supplementary Data.

  The information called for by this item is set forth in the Financial Statements at the end of this report commencing at the pages indicated below:

  Consolidated Statements of Income for the years ended December 31, 1999,
   1998 and 1997.......................................................... F-2
  Consolidated Balance Sheets for the years ended December 31, 1999 and
   1998................................................................... F-3
  Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1999, 1998 and 1997....................................... F-4
  Consolidated Statements of Cash Flows for the years ended December 31,
   1999, 1998 and 1997.................................................... F-5
  Notes to Consolidated Financial Statements.............................. F-6
  Report of Independent Accountants....................................... F-25
  Quarterly Results (Unaudited)........................................... F-26

  All of the foregoing Financial Statements are hereby incorporated by reference.

Item 9. Disagreements on Accounting and Financial Disclosure.

  This item is not applicable.

                                   PART III

Item 10. Directors and Executive Officers of Millipore.

  The information called for by this item with respect to registrant's directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 as amended is set forth under the caption "Management and Election of Directors--Nominees for Election as Directors" in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held on April 27, 2000, and to be filed with the Securities and Exchange Commission on or about March 17, 2000, which information is hereby incorporated herein by reference.

  Information called for by this item with respect to registrant's executive officers is set forth under "Executive Officers of Millipore" in Item 1 of this report.

Item 11. Executive Compensation.

  The information called for by this item is set forth under the caption "Management and Election of Directors--Executive Compensation" in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held on April 27, 2000, and to be filed with the Securities and Exchange Commission on or about March 17, 2000, which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information called for by this item is set forth under the caption "Ownership of Millipore Common Stock" in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held April 27, 2000, and to be filed with the Securities and Exchange Commission on or about March 17, 2000, which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  The information called for by this item with respect to registrant's directors relationships and related transactions is set forth under the caption "Management and Election of Directors--Nominees for Election as Directors" in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held on April 27, 2000, and to be filed with the Securities and Exchange Commission on or about March 17, 2000, which information is hereby incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) The following documents are filed as a part of this Report:

1. Financial Statements.

  The following Financial Statements are filed as part of this report (See index on page F-1):
    Consolidated Statements of Income for the years ended December 31,
     1999, 1998 and 1997
    Consolidated Balance Sheets for the years ended December 31, 1999 and
     1998
    Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 1999, 1998 and 1997
    Consolidated Statements of Cash Flows for the years ended December 31,
     1999, 1998 and 1997
    Notes to Consolidated Financial Statements
    Report of Independent Accountants
    Quarterly Results (Unaudited)

2. Financial Statement Schedules.

  No financial statement schedules have been included because they are not applicable or not required under Regulation S-X.

3. List of Exhibits.

  A. The following exhibits are incorporated by reference:

  Reg. S-K
 Item 601(b)                                              Referenced Document on
  Reference          Document Incorporated               file with the Commission
 -----------         ---------------------               ------------------------
 (3) (i)     Restated Articles of Organization, as  Form 10-K Report for year ended
             amended May 6, 1996                    December 31, 1996 [Commission File No.
                                                    0-1052]

    (ii)     By Laws, as amended                    Form 10-K Report for year ended
                                                    December 31, 1990 [Commission File
                                                    No. 0-1052]

 (4)         Indenture dated as of May 3, 1995,     Registration Statement on Form S-4
             relating to the issuance of            (No. 33-58117)
             $100,000,000 principal amount of the
             Company's 6.78% Senior Notes due 2004

 (4)         Indenture dated as of April 1, 1997,   Registration Statement on Form S-3
             relating to the issuance of Debt       (No. 333-23025)
             Securities in Series

 (10)        Shareholder Rights Agreement dated as  Form 8-K Report for April, 1998
             of April 15, 1988, as amended and      [Commission File No. 0-1052]
             restated April 16, 1998 between
             Millipore and The First National Bank
             of Boston

             Distribution Agreement, dated as of    Form 10-K Report for the year ended
             July 1, 1996, by and among the Company December 31, 1996 [Commission File
             and Fisher Scientific Company          No. 0-1052]

             Revolving Credit Agreement, dated as   Form 10-K Report for the year ended
             of January 22, 1997, among Millipore   December 31, 1996 [Commission File
             Corporation and The First National     No. 0-1052]
             Bank of Boston, ABN AMRO Bank N.V. and
             certain other lending institutions

             Long Term Restricted Stock (Incentive) Form 10-K Report for the year ended
             Plan for Senior Management*            December 31, 1984 [Commission File
                                                    No. 0-1052]

             1995 Combined Stock Option Plan, as    Form 10-K Report for the year ended
             amended*                               December 31, 1997 [Commission File
                                                    No. 0-1052]

             1985 Combined Stock Option Plan*       Form 10-K Report for the year ended
                                                    December 31, 1985 [Commission File
                                                    No. 0-1052]

--------
*A "management contract or compensatory plan"

   Reg. S-K
  Item 601(b)                                                   Referenced Document on
   Reference            Document Incorporated                  file with the Commission
  -----------           ---------------------                  ------------------------
 (10) [Cont'd] Supplemental Savings and Retirement      Form 10-K Report for the year ended
               Plan for Key Salaried Employees of       December 31, 1984 [Commission File
               Millipore Corporation*                   No. 0-1052]

               1995 Management Incentive Plan*          Form 10-K Report for the year ended
                                                        December 31, 1994 [Commission File
                                                        No. 0-1052]

               Second Amendment, effective as of        Form 10-K Report for the year ended
               September 30, 1998, to Revolving         December 31, 1998 [Commission File
               Credit Agreement, dated as of January    No. 0-1052]
               22, 1997, among Millipore Corporation
               and The First National Bank of Boston,
               ABN AMRO Bank N.V. and certain other
               lending institutions

               Note Purchase and Exchange Agreement,    Form 10-K Report for the year ended
               as amended through November 2, 1998,     December 31, 1998 [Commission File
               between Millipore Corporation and        No. 0-1052]
               Metropolitan Life Insurance Company

               Form of letter agreement with            Form 10-K Report for the year ended
               directors relating to the deferral of    December 31, 1998 [Commission File
               directors fees and conversion into       No. 0-1052]
               phantom stock units*

               1989 Stock Option Plan for Non-          Form 10-K Report for the year ended
               Employee Directors*                      December 31, 1998 [Commission File
                                                        No. 0-1052]

               Commercial Lease Agreement between EBP   Form 10-K Report for the year ended
               3, Ltd. and Millipore Corporation with   December 31, 1998 [Commission File
               respect to Premises located in Allen,    No. 0-1052]
               TX

               ISDA Master Agreement, dated January     Form 10-K/A Report for the year ended
               27, 1994, as amended, with Morgan        December 31, 1998 [Commission File
               Guaranty Trust Company of New York       No. 0-1052]

 (11)          Computation of Per Share Earnings        The computation can be clearly
                                                        determined from the material set forth
                                                        in Note D to the Financial Statements
                                                        contained on page F-12.

  B. The following Exhibits are filed herewith:

  Reg. S-K
 Item 601(b)
  Reference    Documents Filed Herewith
 -----------   ------------------------
    (10)     Standard Executive Termination Agreement, as amended*

             Millipore Corporation 1999 Stock Incentive Plan*

             Millipore Corporation 1995 Employees' Stock Purchase Plan, as amended*

             Millipore Corporation 1999 Stock Option Plan for Non-Employee
             Directors*

             Employment and Relocation Agreement, dated November 10, 1999, between Millipore Corporation and Michael P. Carroll*

    (21)     Subsidiaries of Millipore

    (23) Consent of Independent Accountants relating to the incorporation of their report on the Consolidated Financial Statements into Company's Securities Act Registration Nos. 2-72124, 2-85698, 2-
             91432, 2-97280, 33-37319, 33-37323, 33-11-790, 33-59005, 33-10801,
             333-79227, 333-90127 and 333-30918 on Form S-8, Securities Act
             Registration Nos. 2-84252, 33-9706, 33-22196, 33-47213, 333-23025
             and 333-80781 on Form S-3, and Securities Act Registration No. 33-
             58117 on Form S-4

    (24)     Power of Attorney

    (27)     Financial Data Schedule

--------
*A "management contract or compensatory plan"

  (b) Reports on Form 8-K.

  No reports on Form 8-K have been filed by Registrant during the last quarter of the fiscal year ended December 31, 1999.

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

                                          Millipore Corporation

Dated: March 10, 2000
                                                     /s/ Jeffrey Rudin
                                          By: _________________________________
                                               Jeffrey Rudin, Vice President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

          C. William Zadel*            Chairman, President, Chief   March 10, 2000
______________________________________  Executive Officer, and
           C. William Zadel             Director

        /s/ Kathleen B. Allen          Vice President, Treasurer    March 10, 2000
______________________________________  and Chief Financial
          Kathleen B. Allen             Officer (Chief Accounting
                                        Officer)

                                       Director                      March  , 2000
______________________________________
            Daniel Bellus

          Robert C. Bishop*            Director                     March 10, 2000
______________________________________
           Robert C. Bishop

         Robert E. Caldwell*           Director                     March 10, 2000
______________________________________
          Robert E. Caldwell

           Elaine L. Chao*             Director                     March 10, 2000
______________________________________
            Elaine L. Chao

        Maureen A. Hendricks*          Director                     March 10, 2000
______________________________________
         Maureen A. Hendricks

            Mark Hoffman*              Director                     March 10, 2000
______________________________________
             Mark Hoffman

           Thomas O. Pyle*             Director                     March 10, 2000
______________________________________
            Thomas O. Pyle

           Richard J. Lane*            Director                     March 10, 2000
______________________________________
           Richard J. Lane

            John F. Reno*              Director                     March 10, 2000
______________________________________
             John F. Reno

          /s/ Jeffrey Rudin
*By: _________________________________
   Jeffrey Rudin, Attorney-in-Fact

                             MILLIPORE CORPORATION

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income for the years ended December 31, 1999,
 1998 and 1997...........................................................  F-2

Consolidated Balance Sheets for the years ended December 31, 1999 and
 1998....................................................................  F-3

Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1999, 1998 and 1997........................................  F-4

Consolidated Statements of Cash Flows for the years ended December 31,
 1999, 1998 and 1997.....................................................  F-5

Notes to Consolidated Financial Statements...............................  F-6

Report of Independent Accountants........................................ F-25

Quarterly Results (Unaudited)............................................ F-26

                             MILLIPORE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   Year ended December 31
                                                 -----------------------------
                                                   1999      1998       1997
                                                 --------  ---------  --------
                                                  (In thousands except per
                                                         share data)
Net sales....................................... $771,188  $ 699,307  $758,919
Cost of sales...................................  358,169    364,467   342,237
                                                 --------  ---------  --------
    Gross profit................................  413,019    334,840   416,682
Selling, general and administrative expenses....  256,598    236,521   245,585
Research and development expenses...............   52,140     53,578    55,899
Purchased research and development expense......      --         --    114,091
Restructuring items.............................   (5,200)    33,641       --
Settlement of litigation........................      --      11,766       --
                                                 --------  ---------  --------
    Operating income (loss).....................  109,481       (666)    1,107
Gain on sale of equity securities...............      --      35,594     8,330
Interest income.................................    3,025      3,090     2,937
Interest expense................................  (30,155)   (29,474)  (30,484)
                                                 --------  ---------  --------
Income (loss) before income taxes...............   82,351      8,544   (18,110)
Provision (benefit) for income taxes............   18,023     (1,320)   20,674
                                                 --------  ---------  --------
Net income (loss)............................... $ 64,328  $   9,864  $(38,784)
                                                 ========  =========  ========
Net income (loss) per share
  Basic......................................... $   1.44  $    0.22  $  (0.89)
  Diluted....................................... $   1.42  $    0.22  $  (0.89)
Weighted average shares outstanding
  Basic.........................................   44,731     43,864    43,527
  Diluted.......................................   45,274     44,289    43,527


   The accompanying notes are an integral part of the consolidated financial statements

                             MILLIPORE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                            (In thousands)
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $  32,420  $  36,022
  Cash held as collateral................................    18,640        --
  Accounts receivable (less allowance for doubtful
   accounts of $4,323 in 1999 and $3,149 in 1998)........   195,751    154,258
  Inventories............................................   105,040    107,241
  Other current assets...................................     7,096      7,231
                                                          ---------  ---------
    Total current assets.................................   358,947    304,752
Property, plant and equipment, net.......................   226,477    237,414
Deferred income taxes....................................   109,822    108,545
Intangible assets (less accumulated amortization of
 $25,683 in 1999 and $17,289 in 1998)....................    70,238     76,507
Other assets.............................................    27,249     32,105
                                                          ---------  ---------
    Total assets......................................... $ 792,733  $ 759,323
                                                          =========  =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable.......................................... $ 115,645  $ 171,340
  Accounts payable.......................................    63,053     39,729
  Accrued expenses.......................................    73,512     75,544
  Dividends payable......................................     4,970      4,847
  Accrued retirement plan contributions..................     7,333      6,931
  Accrued income taxes payable...........................     5,270        290
                                                          ---------  ---------
    Total current liabilities............................   269,783    298,681
Long-term debt...........................................   313,107    299,110
Other liabilities........................................    32,992     27,741
Commitments and contingent liabilities...................       --         --
Shareholders' equity:
  Common stock, par value $1.00 per share, 120,000 shares
   authorized; 56,988 shares issued as of December 31,
   1999 and 1998.........................................    56,988     56,988
  Additional paid-in capital.............................    18,272     11,780
  Retained earnings......................................   491,429    472,746
  Unearned compensation..................................    (4,041)    (3,117)
  Accumulated other comprehensive loss...................   (42,292)   (27,668)
                                                          ---------  ---------
                                                            520,356    510,729
  Less: Treasury stock at cost, 11,794 and 12,921 shares
   as of December 31, 1999 and 1998, respectively........  (343,505)  (376,938)
                                                          ---------  ---------
    Total shareholders' equity...........................   176,851    133,791
                                                          ---------  ---------
Total liabilities and shareholders' equity............... $ 792,733  $ 759,323
                                                          =========  =========

   The accompanying notes are an integral part of the consolidated financial statements

                             MILLIPORE CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Year Ended December 31, 1999, 1998 and 1997
                     (In thousands, except per share data)

                                                                              Accumulated Other
                     Common Stock                                        Comprehensive Income (Loss)       Treasury Stock
                    --------------                                   -----------------------------------  ------------------
                                   Additional                         Unrealized
                             Par    Paid-in   Retained    Unearned    gain (loss)  Translation
                    Shares  Value   Capital   Earnings  Compensation on securities Adjustments   Total    Shares     Cost
                    ------ ------- ---------- --------  ------------ ------------- ----------- ---------  -------  ---------
Balance at
 December 31,
 1996............   56,988 $56,988  $ 8,800   $542,751    $(2,082)      $ 9,536     $ (8,280)  $   1,256  (13,666) $(398,037)
                    ====== =======  =======   ========    =======       =======     ========   =========  =======  =========
Comprehensive
 loss:
 Net loss........                              (38,784)
 Unrealized
  holding gains
  arising during
  period, net of
  tax of
  $10,107........                                                        15,160
 Less:
  reclassification
  adjustment for
  gains realized
  in net income,
  net of tax of
  $1,749.........                                                        (6,581)
                                                                        -------
 Net unrealized
  gain on
  securities
  available for
  sale, net of
  tax of $5,719
  ...............                                                         8,579                    8,579
 Translation
  adjustments....                                                                    (31,555)    (31,555)
 Total
  comprehensive
  loss...........
Cash dividends
 declared, $0.39
 per share.......                              (17,028)
Stock issued
 under stock
 plans...........                               (2,497)      (928)                                            375     10,547
Amortization of
 unearned
 compensation....                                             672
U.S. tax benefit
 from stock plan
 activity........                     2,127
                                    -------   --------    -------       -------     --------   ---------  -------  ---------
Balance at
 December 31,
 1997............   56,988 $56,988  $10,927   $484,442    $(2,338)      $18,115     $(39,835)  $ (21,720) (13,291) $(387,490)
                    ====== =======  =======   ========    =======       =======     ========   =========  =======  =========
Comprehensive
 income:
 Net income......                                9,864
 Unrealized
  holding gains
  arising during
  period, net of
  tax of $6,564..                                                         9,846
 Less:
  reclassification
  adjustment for
  gains realized
  in net income,
  net of tax of
  $7,475.........                                                       (28,119)
                                                                        -------
 Net unrealized
  loss on
  securities
  available for
  sale, net of
  tax of
  $(12,182)......                                                       (18,273)                 (18,273)
 Translation
  adjustments....                                                                     12,325      12,325
 Total
  comprehensive
  income.........
Cash dividends
 declared, $0.43
 per share.......                              (18,905)
Stock issued
 under stock
 plans...........                               (2,655)    (1,579)                                            370     10,552
Amortization of
 unearned
 compensation....                                             800
U.S. tax benefit
 from stock plan
 activity........                       853
                                    -------   --------    -------       -------     --------   ---------  -------  ---------
Balance at
 December 31,
 1998............   56,988 $56,988  $11,780   $472,746    $(3,117)      $  (158)    $(27,510)  $ (27,668) (12,921) $(376,938)
                    ====== =======  =======   ========    =======       =======     ========   =========  =======  =========
Comprehensive
 income:
 Net income......                               64,328
 Unrealized
  holding gains
  arising during
  period, net of
  tax of $325....                                                         1,221
 Less:
  reclassification
  adjustment for
  gains realized
  in net income,
  net of tax of
  $63............                                                          (238)
                                                                        -------
 Net unrealized
  gains on
  securities
  available for
  sale, net tax
  of $262........                                                           983                      983
 Translation
  adjustments....                                                                    (15,607)    (15,607)
 Total
  comprehensive
  income.........
Cash dividends
 declared, $0.44
 per share.......                              (19,736)
Stock issued
 under stock
 plans...........                               (3,189)    (2,144)                                            467     13,516
Amortization of
 unearned
 compensation....                                           1,220
Shares issued to
 pooled company..                     4,763    (22,720)                                                       660     19,917
U.S. tax benefit
 from stock plan
 activity........                     1,729
                                    -------   --------    -------       -------     --------   ---------  -------  ---------
Balance at
 December 31,
 1999............   56,988 $56,988  $18,272   $491,429    $(4,041)      $   825     $(43,117)  $ (42,292) (11,794) $(343,505)
                    ====== =======  =======   ========    =======       =======     ========   =========  =======  =========
                        Total
                    Shareholders'
                       Equity
                    -------------
Balance at
 December 31,
 1996............     $209,676
                    =============
Comprehensive
 loss:
 Net loss........      (38,784)
 Unrealized
  holding gains
  arising during
  period, net of
  tax of
  $10,107........
 Less:
  reclassification
  adjustment for
  gains realized
  in net income,
  net of tax of
  $1,749.........
 Net unrealized
  gain on
  securities
  available for
  sale, net of
  tax of $5,719
  ...............        8,579
 Translation
  adjustments....      (31,555)
                    -------------
 Total
  comprehensive
  loss...........      (61,760)
Cash dividends
 declared, $0.39
 per share.......      (17,028)
Stock issued
 under stock
 plans...........        7,122
Amortization of
 unearned
 compensation....          672
U.S. tax benefit
 from stock plan
 activity........        2,127
                    -------------
Balance at
 December 31,
 1997............     $140,809
                    =============
Comprehensive
 income:
 Net income......        9,864
 Unrealized
  holding gains
  arising during
  period, net of
  tax of $6,564..
 Less:
  reclassification
  adjustment for
  gains realized
  in net income,
  net of tax of
  $7,475.........
 Net unrealized
  loss on
  securities
  available for
  sale, net of
  tax of
  $(12,182)......      (18,273)
 Translation
  adjustments....       12,325
                    -------------
 Total
  comprehensive
  income.........        3,916
Cash dividends
 declared, $0.43
 per share.......      (18,905)
Stock issued
 under stock
 plans...........        6,318
Amortization of
 unearned
 compensation....          800
U.S. tax benefit
 from stock plan
 activity........          853
                    -------------
Balance at
 December 31,
 1998............     $133,791
                    =============
Comprehensive
 income:
 Net income......       64,328
 Unrealized
  holding gains
  arising during
  period, net of
  tax of $325....
 Less:
  reclassification
  adjustment for
  gains realized
  in net income,
  net of tax of
  $63............
 Net unrealized
  gains on
  securities
  available for
  sale, net tax
  of $262........          983
 Translation
  adjustments....      (15,607)
                    -------------
 Total
  comprehensive
  income.........       49,704
Cash dividends
 declared, $0.44
 per share.......      (19,736)
Stock issued
 under stock
 plans...........        8,183
Amortization of
 unearned
 compensation....        1,220
Shares issued to
 pooled company..        1,960
U.S. tax benefit
 from stock plan
 activity........        1,729
                    -------------
Balance at
 December 31,
 1999............     $176,851
                    =============

   The accompanying notes are an integral part of the consolidated financial statements

                             MILLIPORE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year ended December 31
                                                 -----------------------------
                                                   1999      1998      1997
                                                 --------  --------  ---------
                                                       (In thousands)
Cash Flows from Operating Activities:
 Net income (loss).............................. $ 64,328  $  9,864  $ (38,784)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Restructuring items...........................   (5,200)   42,816        --
  Purchased research and development expense....      --        --     114,091
  Write-off of acquired inventory step-up.......      --        --       5,000
  Gain on sale of securities....................      --    (35,594)    (8,330)
  Depreciation and amortization.................   44,291    44,409     40,661
  Deferred income tax provision (benefit).......    5,673   (12,762)     5,835
  Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable...  (39,259)   32,327    (24,468)
   (Increase) decrease in inventories...........     (663)   21,053    (13,361)
   Decrease (increase) in other current assets..       44     3,558     (6,937)
   Increase in other assets.....................   (3,472)   (1,952)    (8,648)
   Increase (decrease) in accounts payable and
    accrued expenses............................   30,244   (38,177)   (21,629)
   Increase (decrease) in accrued retirement
    plan contributions..........................      602      (342)     2,557
   Increase (decrease) in accrued income taxes..    3,369   (14,713)       (68)
   Other........................................    5,102       808      5,921
                                                 --------  --------  ---------
    Net cash provided by operating activities...  105,059    51,295     51,840
Cash Flows from Investing Activities:
 Additions to property, plant and equipment.....  (31,271)  (59,787)   (41,063)
 Additions to intangible assets.................   (1,201)   (3,953)    (6,135)
 Acquisition, net of cash acquired..............      --        --    (159,158)
 Other investments..............................      --        --      (1,646)
 Net cash used by discontinued businesses.......      --     (2,255)    (3,516)
 Proceeds from sale of securities...............    9,500    35,594      8,330
                                                 --------  --------  ---------
    Net cash used in investing activities.......  (22,972)  (30,401)  (203,188)
Cash Flows from Financing Activities:
 Issuance of treasury stock under stock plans...    8,574     6,274      6,956
 Net change in short-term debt..................  (55,695)    5,821     65,036
 Proceeds from issuance of long-term debt.......      --        --     197,950
 Payments on long-term debt.....................      --        --    (126,018)
 Cash held as collateral........................  (18,640)      --         --
 Dividends paid.................................  (19,614)  (18,427)   (16,558)
                                                 --------  --------  ---------
    Net cash (used in) provided by financing
     activities.................................  (85,375)   (6,332)   127,366
Effect of foreign exchange rates on cash and
 cash equivalents...............................     (314)    1,191     (2,619)
                                                 --------  --------  ---------
Net (decrease) increase in cash and cash
 equivalents....................................   (3,602)   15,753    (26,601)
Cash and cash equivalents on January 1..........   36,022    20,269     46,870
                                                 --------  --------  ---------
Cash and cash equivalents on December 31........ $ 32,420  $ 36,022  $  20,269
                                                 ========  ========  =========

   The accompanying notes are an integral part of the consolidated financial statements

                             MILLIPORE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands except share and per share data)

NOTE A--Summary of Significant Accounting Policies

 Nature of Operations

  Millipore Corporation and its subsidiaries are engaged primarily in the development, manufacture and sale of products which are based on separations technology and which are used for the analysis, identification and purification of liquids and gases. Millipore also generates revenues from the manufacture and sale of products based on electro-mechanical and pressure differential technologies to monitor and control critical aspects of the manufacturing process for integrated circuits (semiconductors). Millipore is an integrated multinational manufacturer and markets its products throughout the world. The principal customer groups to which the Company's products are sold include pharmaceutical companies, biotechnology companies, food and beverage companies, university and government laboratories and research institutes as well as semiconductor fabrication companies and OEM and material suppliers to the semiconductor industry.

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

 Cash Equivalents

  Cash equivalents consisting primarily of time deposits are carried at cost plus accrued interest, which approximates market value. All cash equivalents have maturities of three months or less.

 Cash Held as Collateral

  The Company is required to provide cash collateralization on one of its yen denominated debt swap agreements. The amount of the collateral is dependent, among other things, on the exchange rate of the yen to the U.S. dollar and is restricted as to withdrawal or alternative usage.

 Inventories

  The Company values its inventories at actual cost on a first-in, first-out
(FIFO) basis.

 Property, Plant and Equipment

  Property, plant and equipment is recorded at cost. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements which extend the life of the underlying asset are capitalized. Assets are primarily depreciated using straight-line methods. Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are eliminated and related gains or losses are reflected in income.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


  The estimated useful lives of the Company's depreciable assets are as follows:

   Leasehold Improvements..................................... Life of the Lease
   Buildings and Improvements................................. 10-40 Years
   Production and Other Equipment............................. 3-15 Years

 Intangible Assets

  Intangible assets consist primarily of patents, acquired technology, trade names, licenses and goodwill. The assets are recorded at cost and amortized on a straight-line basis over periods ranging from 3 to 20 years. On a periodic basis the value of the intangible assets is reviewed to determine if impairment has taken place due to changed business conditions or technological obsolescence. The amount of such impairment, if any, is computed by comparing the future cash flows associated with the underlying intangible asset to the then current net book value. If an impairment exists, the net book value of the intangible asset is reduced accordingly.

 Marketable Securities

  The Company's investments in equity securities are categorized as available-for-sale as defined by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Equity securities are included in Other Assets in the accompanying consolidated balance sheets and are recorded at fair value. The cost of each investment is determined primarily on a specific identification method. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of accumulated other comprehensive income (loss). As of December 31, 1999, marketable securities had a fair value of $2,193, and a cost of $1,201.

 Financial Instruments

  The Company has entered into U.S. dollar to Japanese yen debt swap agreements and had entered into foreign exchange option contracts to manage interest and foreign currency exchange rate exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

  The cash differential paid or received under the interest rate component of the debt swap agreements are accrued and recognized as an adjustment to interest expense. Net amounts receivable or payable to counterparties are included in Long-Term Debt. Cash flows related to the interest rate swap are classified as part of Operating Activities in the Consolidated Statement of Cash Flows consistent with the interest payments on the underlying debt. The U.S. dollar to Japanese yen swap is designated and is effective as a hedge of the Company's net investment exposure. Unrealized gains and losses are recorded as an adjustment of the underlying Long-Term Debt and the cumulative Translation Adjustments in Shareholders' Equity. The ultimate gain or loss realized upon maturity of the agreements is recognized as a translation adjustment in Shareholders' Equity.

  The Company had entered into option contracts to hedge against significant fluctuations in the value of the U.S. dollar versus the Japanese yen. Gains realized on the exercise of the option contracts are recorded as an offset to the loss on the underlying transactions. Contract premiums are recorded in Other Current Asset and amortized over the term of the contract. The realized gains and the amortization of the contract premiums are recorded in cost of sales. Cash flows related to the exercise of the option contracts are included in Operating Activities in the Consolidated Statement of Cash Flows.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


 Income Taxes

  Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. With respect to the unremitted earnings of the Company's foreign and Puerto Rican subsidiaries, deferred taxes are provided only on amounts expected to be repatriated.

 Treasury Stock

  Treasury stock is recorded at its cost on the date acquired and is reissued at its weighted average cost. The excess of cost over the proceeds of reissued treasury stock is charged to retained earnings.

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

 Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash and cash equivalents, accounts receivable and debt swap agreements.

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

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassifications

  Certain reclassifications have been made to prior years' financial statements to conform with the 1999 presentation.

 New Accounting Pronouncements

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

NOTE B--Restructuring Program and Provision for Excess Inventory

  In the second quarter of 1998, the Company announced a restructuring program which was undertaken to improve the competitive position of the Company by streamlining worldwide operations and reducing the overall cost structure. The program included the consolidation of certain manufacturing operations, realignment of various international subsidiary organizations to focus on operating business units, discontinuance of non-strategic product lines and the rationalization of its product offerings to improve product line focus. This rationalization process included a management review of product offerings to identify and eliminate specific products with limited profitability as well as products which were inconsistent with current strategic marketing plans, such as non-standard products. In the third quarter of 1998, the Company recorded an expense associated with these activities of $42,816 ($29,115 after tax) including a restructuring charge of $33,641 and a $6,244 charge against cost of sales for inventory provisions and $2,931 for fixed asset write-offs. The non-strategic product lines consisted of high pressure liquid chromatography equipment, semiconductor fab monitoring and control software and various filtration devices. The $33,641 restructuring charge included $18,290 of employee severance costs, $3,847 of lease cancellation costs, $2,049 of marketing, research and supply contract termination costs, $7,667 for the write-off of intangible assets including those associated with the discontinued product lines consisting of both unpatented completed technology and tradenames as well as with termination of certain rights under two technology development collaborations and $1,788 for the write-off of fixed assets. As of September 30, 1998, there were no assets that remained in use which had been written off. During the fourth quarter of 1998 assets which had been held for disposal relating to one of the non-strategic product lines were divested. There are no remaining assets being held for disposal.

  During the third quarter of 1999, the Company reevaluated the accrual for the restructuring program and reversed $5,200 of the remaining balance. The reversal reflected a lower estimate for severance pay and lease cancellation costs. Although the planned number of employee positions had been eliminated, the reduction in severance cost was attributed to higher levels of attrition than originally anticipated and impacted employees filling open positions as demand increased due to improved sales volume.

  The restructuring initiatives combined with the consolidation of the Company's Microelectronics plants resulted in the elimination of 620 positions worldwide (400 positions in manufacturing operations, 160 in selling,

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)

general and administrative positions and 60 in research and development). Notification to employees was completed in 1998, although a small number of the employees affected will continue working in their existing positions through 2000 with their related salary costs charged to operations as incurred. As of December 31, 1999, 600 employees had left the Company pursuant to this initiative. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through 2000.

  Following is a summary of the restructuring charges and related reserve balances at December 31, 1998 and 1999:

                                  1998                              Balance at
                              Restructuring  Other       Cash      December 31,
                                 Charge     Activity Disbursements     1998
                              ------------- -------- ------------- ------------
   Employee severance
    costs...................     $18,290     $  --      $5,447       $12,843
   Lease cancellation
    costs...................       3,847        --         169         3,678
   Contract terminations and
    other costs.............       2,049         86        --          1,963
   Write-off of intangible
    assets..................       7,667      7,667        --            --
   Write-off of fixed
    assets..................       1,788      1,788        --            --
                                 -------     ------     ------       -------
     Total..................     $33,641     $9,541     $5,616       $18,484
                                 =======     ======     ======       =======

                             Balance at                             Balance at
                            December 31, Reversal of     Cash      December 31,
                                1998       Reserve   Disbursements     1999
                            ------------ ----------- ------------- ------------
   Employee severance
    costs..................   $12,843      $4,700       $4,614        $3,529
   Lease cancellation
    costs..................     3,678         500          704         2,474
   Other costs.............     1,963         --           376         1,587
                              -------      ------       ------        ------
     Total.................   $18,484      $5,200       $5,694        $7,590
                              =======      ======       ======        ======

  The Company also recorded an incremental provision for excess and obsolete inventory of $6,000 during the third quarter of 1998 in response to adverse changes in demand attributable to recessionary conditions in Asia and the slowdown in the semiconductor industry.

NOTE C--Acquisitions

  On May 18, 1999, the Company acquired all outstanding shares of Bioprocessing Corporation Limited ("Bioprocessing") in exchange for 660,000 shares of Millipore common stock. The transaction was accounted for as a pooling-of-interests. The consolidated financial statements for prior periods were not restated because the addition of Bioprocessing did not have a material impact on the Company's results of operations and financial position. Bioprocessing develops, manufactures and sells a wide range of proprietary products and services for the chromatographic purification of proteins.

  In 1996 and 1997 the Company acquired Amicon Separation Science Business ("Amicon") and Tylan General, Inc. ("Tylan"), respectively. The integration activities relating to the Amicon business were substantially completed as of December 31, 1999 except for the integration of a manufacturing operations which was delayed pending the construction of a facility to receive this operation and the resolution of certain vendor agreement termination disputes both of which the Company expects complete in 2000. The remaining liability as of December 31, 1999 consists of $1,651 for the integration of the manufacturing operations and costs associated with the termination of a supply agreement. The integration activities for Tylan were completed with final cash payments of $1,200 for contractual agreements continuing through 2000.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


  Following is a summary of the remaining reserve as of December 1998 and 1999 for the acquisitions of Tylan and Amicon:

                                                               Other
                            Reserve Balance Cash Payments    Activity    Reserve Balance
                            at December 31, -------------- ------------- at December 31,
                                 1997        Tylan  Amicon Tylan  Amicon      1998
                            --------------- ------- ------ ------ ------ ---------------
   Employee costs..........     $17,102     $13,207  $395  $  --   $--       $3,500
   Facilities-related
    costs..................       5,521       4,424   183     --    --          914
   Contract termination
    costs..................       4,147       2,257   --      --    --        1,890
   Write-off of assets.....       4,004         --    --    3,276   243         485
   Other integration
    expenses...............       2,294       1,824   155     --    --          315
                                -------     -------  ----  ------  ----      ------
     Total.................     $33,068     $21,712  $733  $3,276  $243      $7,104
                                =======     =======  ====  ======  ====      ======

                                 Reserve Balance Cash Payments Reserve Balance
                                 at December 31, ------------- at December 31,
                                      1998       Tylan  Amicon      1999
                                 --------------- ------ ------ ---------------
   Employee costs...............     $3,500      $2,523  $312      $  665
   Facilities-related & other
    costs.......................      1,714         706   162         846
   Contract termination costs...      1,890         550   --        1,340
                                     ------      ------  ----      ------
     Total......................     $7,104      $3,779  $474      $2,851
                                     ======      ======  ====      ======

  The acquisition of Tylan General Inc. included in-process research and development for which technological feasibility had not been achieved resulting in charges to earnings of $114,000 in the first quarter of 1997. This charge was taken because neither the projects nor any potential alternative future uses for the technology on which the projects were based had achieved technological feasibility. The estimation of the fair value of the purchased in-process research and development is primarily the responsibility of management. In determining the valuation of in-process research and development projects for the acquisition, the discounted cash flow approach was used. A range of discount rates from 25 percent to 35 percent was applied depending upon the relative risk of the in-process technology and the market risks for the related product. Revenue projections reflected the estimated useful life of the technology and ranged from 5 to 12 years. Cash flows were reduced in contemplation of on-going operating needs (including working capital) to support the technology and by amounts associated with the use of "core technology" in products under development. The assumptions made regarding pricing, margins and expenses were consistent with the acquired company's historical trends.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


NOTE D--Basic and Diluted Earnings per Share

  For 1997, basic and diluted earnings per share are the same, as the Company was in a loss position. The following table sets forth the computation of basic and diluted earnings per share for 1999, 1998 and 1997:

                                                       1999    1998     1997
                                                      ------- ------- --------
   Numerator:
     Net income (loss)............................... $64,328 $ 9,864 $(38,784)
                                                      ======= ======= ========
   Denominator:
     Basic weighted average shares outstanding.......  44,731  43,864   43,527
     Effect of dilutive securities-stock options.....     543     425      --
                                                      ------- ------- --------
     Diluted weighted average shares outstanding.....  45,274  44,289   43,527
                                                      ======= ======= ========
   Net income (loss) per share:
     Basic........................................... $  1.44 $  0.22 $  (0.89)
     Diluted......................................... $  1.42 $  0.22 $  (0.89)

NOTE E--Inventories

  Inventories at December 31, stated at the lower of first-in, first-out
(FIFO) cost or market, consisted of the following:

                                                                 1999     1998
                                                               -------- --------
   Raw materials.............................................. $ 38,132 $ 35,433
   Work in process............................................   26,069   18,620
   Finished goods.............................................   40,839   53,188
                                                               -------- --------
                                                               $105,040 $107,241
                                                               ======== ========

NOTE F--Property, Plant and Equipment

  Property, plant and equipment at December 31 consisted of the following:

                                                                1999     1998
                                                              -------- --------
   Land...................................................... $  8,786 $  9,248
   Leasehold improvements....................................   35,722   30,154
   Buildings and improvements................................  134,714  132,783
   Production and other equipment............................  240,295  229,115
   Construction in progress..................................   13,874   24,375
                                                              -------- --------
                                                               433,391  425,675
   Less: accumulated depreciation............................  206,914  188,261
                                                              -------- --------
                                                              $226,477 $237,414
                                                              ======== ========

  Depreciation expense for the years ended 1999, 1998, and 1997 was $34,151, $36,778 and $32,797, respectively.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


NOTE G--Notes Payable

  Short-term borrowings and related lines of credit at December 31 are summarized as follows:

                                                            1999       1998
                                                          ---------  --------
   Notes payable......................................... $ 115,645  $171,340
                                                          ---------  --------
   Unused lines of credit................................ $ 144,355  $ 90,000
   Average amount outstanding at month-end during the
    year................................................. $ 162,790  $184,239
   Maximum amount outstanding at month-end during the
    year................................................. $ 175,068  $214,113
   Weighted average interest rate during the year........       6.4%      6.1%
   Weighted average interest rate at year-end............       6.9%      6.3%

  The Company has entered into an unsecured Revolving Credit Agreement ("the agreement") with a group of banks. The agreement allows for borrowings of up to a maximum $250,000 and expires on January 22, 2002. Individual borrowings under the agreement are made on terms not to exceed six months. At December 31, 1999 the Company had $135,000 available under this facility. Interest is payable on outstanding borrowings at a floating rate of LIBOR plus a margin. The agreement also calls for a facility fee. The exact amount of the margin and the facility fee is dependent on the Company's debt rating. The agreement calls for the Company to maintain certain financial covenants relating to operating cash flow, interest coverage and minimum earnings. As of December 31, 1999 and 1998, the Company was in compliance with all covenants.

  The Company also has an additional $10,000 of other short-term borrowing capacity available of which $645 was outstanding at December 31, 1999.

NOTE H--Long-term Debt

  Long-term debt at December 31 consisted of the following:

                                                             1999      1998
                                                           --------  --------
   7.2% unsecured notes due in 2002....................... $100,000  $100,000
   7.5% unsecured notes due in 2007.......................  100,000   100,000
   7.23% note payable due in 2004.........................  100,000   100,000
   Unrealized (gain) loss on revaluation of yen-
    denominated debt......................................   13,107      (890)
                                                           --------  --------
   Long-term debt......................................... $313,107  $299,110
                                                           ========  ========
   Weighted average interest rate, net of impact of swap
    agreements............................................      6.4%      6.1%

  Interest on the 7.2% unsecured notes and the 7.5% unsecured notes is payable semi-annually in April and October. At December 31, 1999, these notes had a fair market value of $96,820 and $90,480, respectively.

  Interest on the 7.23% notes is payable semi-annually in March and September. As this note is not publicly traded, a determination of the fair value is not readily determinable. However, the Company believes that the above carrying values approximate fair value. The 7.23% notes call for the Company to maintain the same covenants as the Revolving Credit Agreement disclosed in Note G.

  The Company has two yen denominated swap agreements including a swap of $80,000 in debt service obligations for a yen denominated obligation of 8,760,000 yen, bearing interest at a rate of 4.49 percent and maturing in 2004 and a swap of $30,000 in debt service obligations for a yen denominated obligation of

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)

3,840,000 yen, bearing interest at a rate of 1.39 percent and maturing in 2003. The effect of foreign currency exchange rate fluctuations resulting from the yen swap agreements open at December 31, 1999 are included in translation adjustments.

  In November 1998 Moody's Investor Services and Standard & Poors Corporation graded the Company's debt at a rating of Ba2 and BB+, respectively. Both ratings are characterized as below "investment grade". This rating coupled with the strengthening of the yen triggered a requirement to provide cash collateralization under one of the Company's yen denominated debt swap agreements in the event that the net value of the Company's position falls below the net value of the counterparty's position. In the event that the Company's debt rating improves, these agreements provide for less stringent collateralization requirements. The amount of the cash collateral is dependent, among other things, on the exchange rate of the yen to the U.S. dollar; generally, as the yen strengthens, the amount of cash collateral required from the Company increases. At December 31, 1999, this cash collateralization amount was $18,640.

  The Company capitalized interest costs associated with the construction of certain capital assets of $1,121 in 1999, $1,282 in 1998 and $753 in 1997. Interest paid on short-term and long-term debt during 1999, 1998, and 1997 amounted to $30,804, $30,690 and $25,579 respectively.

NOTE I--Foreign Exchange

  A significant volume of the Company's business is transacted in currencies other than the U.S. dollar. This exposes the Company to risks associated with currency rate fluctuations, which impact the Company's sales and net income. From time to time, the Company had entered into foreign currency option contracts to sell yen, on a continuing basis in amounts and timing consistent with the underlying currency exposure so that gains on these transactions partially offset the realized foreign exchange losses on the underlying exposure. In 1998 and 1997, the Company realized gains, net of premiums under these contracts, of $2,232 and $4,375, respectively. At December 31, 1999, the Company had option contracts to sell yen aggregating $27,101. In the event of a significant strengthening of the U.S. dollar against the yen, the exercise of these options will partially mitigate losses which would be incurred by the Company on the underlying currency exposure. The unamortized premiums associated with these option contracts was $308 as of December 31, 1999.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


NOTE J--Income Taxes

  The Company's provisions for income taxes are summarized as follows:

                                                   1999      1998      1997
                                                 --------  --------  ---------
   Domestic and foreign income (loss) before
    income taxes:
     Domestic..................................  $ 10,985  $(27,116) $ (69,479)
     Foreign...................................    71,366    35,660     51,369
                                                 --------  --------  ---------
     Income (loss) before income taxes.........  $ 82,351  $  8,544  $ (18,110)
                                                 ========  ========  =========
   Domestic and foreign provision (benefit) for
    income taxes:
     Domestic..................................  $    448  $ (4,801) $   6,873
     Foreign...................................    18,085     3,295     13,011
     State.....................................      (510)      186        790
                                                 --------  --------  ---------
                                                 $ 18,023  $ (1,320) $  20,674
                                                 ========  ========  =========
   Current and deferred provision (benefit) for
    income taxes:
     Current...................................  $ 12,350  $  9,747  $  14,839
     Deferred..................................     5,673   (11,067)     5,835
                                                 --------  --------  ---------
                                                 $ 18,023  $ (1,320) $  20,674
                                                 ========  ========  =========

  A summary of the differences between the Company's consolidated effective tax rate and the United States statutory federal income tax rate is as follows:

                                                          1999   1998    1997
                                                          -----  -----   -----
   U.S. statutory income tax rate.......................   35.0%  35.0%   35.0%
   Puerto Rico tax rate benefit.........................   (5.0) (10.8)   (4.0)
   Ireland tax rate benefit.............................  (12.4) (25.8)   (8.2)
   State income tax, net of federal income tax benefit..   (0.4)   1.4     0.5
   Foreign Sales Corporation income not taxed...........   (2.6) (15.2)   (2.3)
   Change in valuation allowance........................    7.3    --      --
                                                          -----  -----   -----
   Effective tax rate applicable to operations..........   21.9  (15.4)   21.0
   Non-deductible charge for purchased research and
    development.........................................    --     --     93.2
                                                          -----  -----   -----
   Effective tax rate...................................   21.9% (15.4)% 114.2%
                                                          =====  =====   =====

  Tax exemptions relating to Puerto Rico and Ireland operations are effective through 2004 and 2010, respectively. Income taxes paid (net of refunds) during 1999, 1998, and 1997 were $5,700, $20,359, and $18,704, respectively.

  The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These earnings amounted to approximately $169,500 at December 31, 1999. If earnings of such foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of approximately $47,083 would have been required.

  At December 31, 1999, the Company has foreign tax credit carryforwards of approximately $16,900 that expire in the years 2000 through 2004. General business credit carryforwards of approximately $4,889 expire in the years 2001 through 2010. Net operating loss carryforwards of $99,431 expire through the year 2019. In addition, the Company has alternative minimum tax credit carryforwards of approximately $15,666, which can be carried forward indefinitely.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


  Significant components of the Company's net deferred tax assets are as follows:

                                                             1999      1998
                                                           --------  --------
   Intercompany and inventory related transactions........ $ 16,254  $ 18,467
   Postretirement benefits other than pensions............    3,859     3,555
   Tax credits (including foreign tax credits on
    unremitted earnings)..................................   55,752    44,396
   Net operating loss carryforwards.......................   34,811    30,399
   Restructuring and divestiture related costs............    5,250    12,484
   Amortization of intangible assets......................   19,007    20,483
   Depreciation...........................................   (7,648)   (4,610)
   Other, net.............................................    1,671    (3,508)
                                                           --------  --------
                                                            128,956   121,666
   Valuation allowance....................................  (19,134)  (13,121)
                                                           --------  --------
   Net deferred tax asset................................. $109,822  $108,545
                                                           ========  ========

  The valuation allowance is provided primarily against foreign tax credit carryforwards and foreign tax credits on unremitted earnings which can be utilized against future taxable income in the United States. The increase in valuation allowance for the year results from the growth in foreign tax credits and changes in the geographic mix of income. Although realization is not assured, the Company believes it is more likely than not that the remainder of the deferred tax asset, net of the valuation allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

NOTE K--Legal Proceedings

  The $11,766 settlement of litigation charge taken in 1998 was for the following 3 matters:

  1. A proceeding related to an administrative order issued by the Environmental Quality Board ("EQB") of Puerto Rico alleging that the Company's wholly owned subsidiary failed to properly manage, transport and dispose of nitrocellulose membrane scrap as a hazardous waste; and proposed penalties in the amount of $96,500. The Company settled this proceeding in 1998 and recorded a charge of $5,000.

  2. A private lawsuit brought by an intervening party in the EQB administrative case described above; the Company recorded a charge of $3,100 in the 1998 reflecting its costs to settle this suit.

  3. A patent lawsuit with Mott Metallurgical Corporation in which each party claimed infringement of one of its patents by the other. The Company recorded a charge of $3,666 in 1998 to settle this suit; the parties also agreed to cross license the two patents at issue.

  Millipore has, in the past, been named as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("Superfund") by the U.S. Environmental Protection Agency ("EPA") with respect to a "release" (as defined in Section 101 of Superfund), at twelve sites to which chemical wastes generated by the manufacturing operations of Millipore or one of its divisions may have been sent. The Company has settled its liability pursuant to consent decrees releasing Millipore from further liability with respect to certain covered matters at all of these Superfund sites. However, as is typical with consent decrees in such Superfund proceedings, EPA and the relevant state agencies have reserved the right to maintain actions against the settling

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)

parties, including the Company, in the event certain events occur or do not occur at those sites. The Company does not expect that the conditions in the consent decrees permitting these governmental parties to "re-open" the cases will occur. In any event, the Company believes that the aggregate of any future potential liabilities should not have a material adverse effect on the Company's future results of operations or financial condition in light of the advanced stage of funded remedial action at each site and the likely availability of contribution from numerous other financially solvent PRPs participating at each such Superfund site.

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

NOTE L--Leases

  Operating lease agreements cover sales offices, manufacturing and warehouse space. These leases have expiration dates through 2008. Certain land and building leases contain renewal options for periods ranging from one to ten years and purchase options at fair market value. Rental expense was $12,325 in 1999, $12,033 in 1998, and $11,849 in 1997. At December 31, 1999 future minimum rents payable under noncancelable leases with initial terms exceeding one year were as follows:

       2000.............................................................. $9,319
       2001..............................................................  6,246
       2002..............................................................  4,584
       2003..............................................................  3,678
       2004..............................................................  3,285
       2005-2008.........................................................  7,115

  At December 31, 1999, the Company had long-term lease obligations related to two Tylan General, Inc. manufacturing sites vacated as part of the acquisition integration. Amounts associated with these leases are excluded from the above presentation. Costs expected to be incurred by the Company to vacate these premises prior to completion of each respective lease term are accrued as discussed in Note C.

  As part of the restructuring program the Company established regional transaction service centers resulting in the elimination of duplicate facilities. The Company will vacate these facilities in 2000. Accordingly, future rents payable under these leases are included through 2000. Costs expected to be incurred by the Company to vacate these premises prior to completion of each respective lease term are accrued as discussed in Note B.

NOTE M--Stock Plans

 1999 Stock Incentive Plan

  During 1999, the Company adopted the "1999 Stock Incentive Plan" (the 1999
Plan), which combined the features of the "1995 Combined Stock Option Plan" and the "Long Term Restricted Stock Incentive Plan". The 1999 Plan provides for the issuance of stock options and restricted stock to key employees as incentive compensation. The 1999 Plan allows for the issuance of 4,000,000 shares of common stock of which a maximum of 250,000 shares can be issued as restricted stock. The exercise price of the stock options may not be less than the fair market value of the stock at the date of grant and the stock options must expire no later than 10 years from the date of grant.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


  The 1999 Plan provides that the restricted stock, which is awarded to key members of senior management at no cost to them, cannot be sold, assigned, transferred or pledged during a restriction period which is normally four years but in some cases may be less. In most instances, shares are subject to forfeiture should employment terminate during the restriction period. The restricted stock is recorded at its fair market value on the award date; the related deferred compensation is amortized to Selling, General and Administrative expenses over the restriction period. At the end of 1999, 1998 and 1997, 167,000, 139,000 and 117,000 shares, respectively, were outstanding as restricted shares. As of December 31, 1999, 187,000 shares of Millipore common stock were available for future awards of restricted stock under this plan.

 Non-Employee Director Stock Option Plan

  During 1999, the Company adopted the 1999 Stock Option Plan for Non-Employee Directors (the "Directors Plan") which replaced the 1989 Non-Employee Director Stock Option Plan. The Directors Plan allows for the issuance of 250,000 shares of common stock. Each newly elected eligible director is awarded a stock option to purchase 4,000 shares of common stock on the date of his or her first election. Following the initial grant, each director shall automatically be awarded options to purchase 2,000 shares of common stock for each subsequent year of service as a director. The exercise price of the stock options may not be less than the fair market value of the stock at the date of grant. At December 31, 1999, 130,000 options were outstanding.

 Employees' Stock Purchase Plan

  During 1999, the Company's Employees' Stock Purchase Plan ("ESPP") was amended to allow for the issuance of up to 1,300,000 shares of common stock. The amended plan allows eligible employees to purchase the stock at 85% of the lesser of the fair market value of the common stock on June 1, the beginning of the plan year, or the closing price at the end of each subsequent quarter. Each employee may purchase up to 10% (up to a maximum of $25,000) of eligible compensation.

  In 1999, 1998 and 1997, shares issued under the ESPP were 51,000, 38,000 and 33,000, respectively. As of December 31, 1999, 1,249,000 shares of Millipore common stock were available for sale to employees under the ESPP.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


  Stock option activity under both the 1999 Stock Option Plan and the Non-Employee Director Stock Option Plan is presented as follows:

                                                                   Weighted
                                                                   Average
                                        Option       Option     Exercise Price
                                        Shares        Price       Per Share
                                       ---------  ------------- --------------
   Outstanding at December 31, 1996... 3,089,000  $13.81-$42.00     $24.28
                                       ---------  -------------     ------
     Granted..........................   699,000  $36.94-$44.13     $37.98
     Exercised........................  (303,000) $13.81-$37.63     $18.25
     Canceled.........................   (24,000) $17.44-$42.00     $29.19
                                       ---------  -------------     ------
   Outstanding at December 31, 1997... 3,461,000  $13.81-$44.13     $27.54
                                       ---------  -------------     ------
     Granted..........................   884,000  $18.88-$48.13     $29.07
     Exercised........................  (155,000) $14.50-$23.69     $17.32
     Canceled.........................   (79,000) $17.25-$43.50     $36.74
                                       ---------  -------------     ------
   Outstanding at December 31, 1998... 4,111,000  $13.81-$48.13     $28.08
                                       ---------  -------------     ------
     Granted.......................... 1,239,000  $29.63-$37.13     $36.23
     Exercised........................  (349,000) $25.63-$41.38     $35.94
     Canceled.........................  (171,000) $16.88-$43.50     $34.89
                                       ---------  -------------     ------
   Outstanding at December 31, 1999... 4,830,000  $13.81-$48.13     $30.28
                                       ---------  -------------     ------
   Exercisable at:
     December 31, 1999................ 2,605,000
     December 31, 1998................ 2,408,000
     December 31, 1997................ 2,092,000

  The following table summarizes information about stock options at December 31, 1999:

                   Options Outstanding                    Options Exercisable
    -----------------------------------------------------------------------------
                            Weighted
                             Average
    Range of    Options     Remaining      Weighted                   Weighted
    Exercise  Outstanding  Contractual     Average     Exercisable    Average
     Price    at 12/31/99 Life in years Exercise Price at 12/31/99 Exercise Price
    --------  ----------- ------------- -------------- ----------- --------------
    $13.81-
     $20.75    1,043,000         3          $17.22      1,040,000      $17.21
    $22.06-
     $34.50    1,232,000         8          $27.16        635,000      $25.47
    $35.12-
     $36.94    1,709,000         9          $35.64        250,000      $36.92
    $37.63-
     $48.13      846,000         7          $40.07        680,000      $39.75
    -------    ---------                                ---------
    $13.81-
     $48.13    4,830,000                                2,605,000

 Accounting for Stock Based Compensation

  The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and basic earnings per share would have been reduced by $5,174 or $0.11 per share in 1999, $3,748 or $0.08 per share in 1998, and
$2,112 or $0.05 per share in 1997. The weighted average fair value of options granted under the stock option plan was $12.86 in 1999, $8.29 in 1998, and $11.13 in 1997. The weighted average fair value of shares issued under the employee stock purchase plan was $9.07 in 1999, and $4.61 in

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)

1998 and 1997. The pro forma expense amounts assume that the fair value assigned to the option grants was amortized over the vesting period of the options, which is four years, while the fair value assigned to grants under the stock purchase plan is recognized in full at the date of grant.

  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes model with the following assumptions in 1999, 1998 and 1997: expected life of five years and an expectation of no annual dividend increase per year. The expected volatility was 35 percent in 1999, 30 percent in 1998 and 25 percent in 1997. The weighted average risk-free interest rate was 6.2 percent in 1999, 4.5 percent in 1998 and 5.9 percent in 1997. This rate approximated that of 5 year U.S. government interest bearing securities.

 Non-Employee Director Deferred Compensation Agreements

  Non-Employee Directors may elect to defer their fees earned as Directors. The fees are converted to deferred compensation phantom stock units based on 100% of the fair market value of Millipore Common Stock on the semi-annual conversion dates. Upon retirement or earlier termination of service from the Board of Directors, the phantom stock units are converted at fair market value of Millipore Common Stock on the date of conversion to cash equivalents and distributed in annual installments over ten years.

NOTE N--Employee Retirement Plans

 Participation and Savings Plan

  The Millipore Corporation Employees' Participation and Savings Plan ("Participation and Savings Plan"), maintained for the benefit of all U.S. employees, combines both a defined contribution plan ("Participation Plan") and an employee savings plan ("Savings Plan"). Contributions to the Participation Plan are allocated among the U.S. employees of the Company who have completed at least two years of continuous service on the basis of the compensation they received during the year for which the contribution is made. The Savings Plan allows employees to make certain tax-deferred voluntary contributions upon hire date which the Company matches after 1 year of service with a 25 percent contribution (50 percent contribution for employees with 10 or more years of service). Total expense under the Participation and Savings Plan was $6,979 in 1999, $7,392 in 1998 and $6,700 in 1997.

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

  The actuarial method for funding purposes is the entry age normal method. The Company contributes annually to the Retirement Plan, subject to Internal Revenue Service and ERISA funding limitations. No contributions were required for 1999, 1998 and 1997. Plan assets are invested primarily in mutual funds and money market funds.

  In addition to the Retirement Plan, the Company sponsors several unfunded defined benefit postretirement plans covering all U.S. employees, which are included in Other Benefits. The plans provide medical and life insurance benefits and are, depending on the plan, either contributory or non-contributory.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


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

                                             Pension
                                             Benefits       Other Benefits
                                          ---------------  ------------------
                                           1999    1998      1999      1998
                                          ------  -------  --------  --------
   Change in benefit obligation:
     Benefit obligation at beginning of
      year............................... $7,842  $ 7,824  $  7,573  $  6,584
     Service cost........................     62       27       495       379
     Interest cost.......................    597      524       451       448
     Plan participants' contributions....    242      321        64        75
     Actuarial loss (gain)...............    205      552      (414)      515
     Benefits paid.......................   (677)  (1,006)     (368)     (428)
     Settlement..........................    --      (400)      --        --
                                          ------  -------  --------  --------
     Benefit obligation at end of year... $8,271  $ 7,842  $  7,801  $  7,573
                                          ======  =======  ========  ========
   Change in plan assets:
     Fair value of plan assets at
      beginning of year.................. $9,235  $ 8,794  $    --   $    --
     Actual return on plan assets........    824    1,311       --        --
     Company contributions...............    --     2,255       303       353
     Plan participant contribution.......    242      321        64        75
     Benefits paid.......................   (677)  (1,006)     (368)     (428)
     Settlement..........................    --    (2,440)      --        --
                                          ------  -------  --------  --------
     Fair value of plan assets at end of
      year............................... $9,625  $ 9,235  $    --   $    --
                                          ======  =======  ========  ========
   Funded status......................... $1,354  $ 1,394  $ (7,801) $ (7,573)
   Unrecognized net loss (gain)..........  2,108    2,235    (3,224)   (2,939)
   Unrecognized prior service cost.......     78       89       --        --
   Unrecognized net transition
    obligation...........................   (231)    (311)      --        --
                                          ------  -------  --------  --------
   Prepaid (accrued) benefit cost........ $3,309  $ 3,407  $(11,026) $(10,512)
                                          ======  =======  ========  ========

                                              Pension
                                              Benefits       Other Benefits
                                           ----------------  ----------------
                                           1999  1998  1997  1999  1998  1997
                                           ----  ----  ----  ----  ----  ----
   Weighted average assumptions as of
    December 31:
     Discount rate........................ 8.0%  6.5%  7.0%  8.0%  6.5%  7.0%
     Expected return on plan assets....... 8.0%  8.0%  8.0%  N/A   N/A   N/A
     Rate of compensation increase........ 5.0%  5.0%  5.0%  N/A   N/A   N/A

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


  For measurement purposes, a 5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to remain at this level.

                                    Pension Benefits      Other Benefits
                                    -------------------  -------------------
                                    1999   1998   1997   1999   1998   1997
                                    -----  -----  -----  -----  -----  -----
   Components of net periodic
    benefit cost:
     Service cost.................. $  62  $  27  $ 270  $ 495  $ 379  $ 317
     Interest cost.................   597    524    523    451    449    418
     Expected return on plan
      assets.......................  (714)  (690)  (589)   --     --     --
     Amortization of unrecognized
      gain.........................   (80)   (82)   (84)  (129)  (133)  (166)
     Amortization of prior service
      cost.........................    11     11     11    --     --     --
     Recognized actuarial loss.....   222    121    187    --     --     --
                                    -----  -----  -----  -----  -----  -----
     Net periodic benefit cost..... $  98  $ (89) $ 318  $ 817  $ 695  $ 569
                                    =====  =====  =====  =====  =====  =====

  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects.

                                                            1% Point 1% Point
                                                            Increase Decrease
                                                            -------- --------
   Effect on total of services and interest cost
    components.............................................  $  189   $ (148)
   Effect on postretirement benefit obligations............   1,192     (964)

NOTE O--Gain on Sale of Equity Securities

  The $9,500 of proceeds on sale of securities in 1999 reflects the sale by the Company of 100 shares of Series A Preferred Stock of Waters Corporation which the Company received in connection with the divestiture of its Waters Chromatography Division in 1994.

  The gain on sale of equity securities in 1998 primarily reflects the sale of all of the Company's shares of Perkin-Elmer stock for approximately $32,500 in cash. The Company also sold all of its common shares of Glyko Biomedical Ltd. in 1998 and recognized a gain of $3,100.

NOTE P--Business Segment Information

  The Company has two reportable business segments--Biopharmaceutical & Research and Microelectronics.

  In the Biopharmaceutical & Research segment the Company develops, manufactures and sells consumable products and capital equipment to pharmaceutical companies, biotechnology companies, food and beverage companies, university and government laboratories and research institutes. In this segment the Company also provides process design, engineering and repair services to its customers. The Company's product offerings to the Biopharmaceutical & Research segment include membranes, membrane based filter and separation devices, test kits, laboratory water purification systems, resin and membrane based cartridge filters, laboratory test equipment and manufacturing process equipment. These products are used in laboratory and research applications for detecting and identifying molecules, compounds or micro-organisms in a fluid sample. Filters, separation devices and process equipment sold to customers in the Biopharmaceutical & Research segment are used in the manufacture of pharmaceutical products, diagnostic devices and beverages to isolate and purify specific components or to remove contaminants in a fluid stream. The products are sold worldwide principally through a direct sales force. Distributors are used in selected regions and for specific product lines.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


  In the Microelectronics segment the Company develops, manufactures and sells consumables and capital equipment to semiconductor fabrication companies as well as OEM suppliers to those companies. The Company also provides capital equipment warranty and repair services to customers in this segment. Microelectronics products include membrane and metal based filters, housings, precision liquid dispense filtration pumps, resin based gas purifiers and mass flow and pressure controllers. The products are used by customers in manufacturing operations to remove contaminants in process fluid streams and process gas applications to purify process gases, to measure and control flow rates in process gas streams and to control and monitor pressure and vacuum levels in process chambers. Microelectronics products are sold worldwide through a direct sales force and through distributors in selected regions.

  The operating segment results for Biopharmaceutical & Research, Microelectronics and Corporate included below are presented in "local currencies". For comparability of financial results, the foreign currency balances, in all periods presented, are translated at Millipore's 1999 budgeted exchange rates which differ from actual rates of exchange. This provides a clearer presentation of underlying trends in the Company's business, before the impact of foreign currency translation. The foreign exchange impact is shown separately and reconciles the local currency reporting to the consolidated results at the actual rates of exchange.

 Operating Segments:

                                                     Consolidated Net Sales
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
   Biopharmaceutical & Research................... $570,184  $527,298  $491,846
   Microelectronics...............................  206,700   189,187   264,000
   Foreign exchange...............................   (5,696)  (17,178)    3,073
                                                   --------  --------  --------
     Total net sales.............................. $771,188  $699,307  $758,919
                                                   ========  ========  ========

                                                    Consolidated Operating
                                                         Income (Loss)
                                                  -----------------------------
                                                    1999      1998      1997
                                                  --------  --------  ---------
   Biopharmaceutical & Research.................. $126,128  $109,157  $  99,496
   Microelectronics..............................   19,059   (13,073)    38,994
   Corporate.....................................  (36,827)  (31,114)   (29,802)
   Restructuring and unusual items...............    5,200   (60,582)  (119,091)
   Foreign exchange..............................   (4,079)   (5,054)    11,510
                                                  --------  --------  ---------
     Total operating income (loss)............... $109,481  $   (666) $   1,107
                                                  ========  ========  =========

                                      Depreciation and Amortization Expense,
                                       Included in Operating Income (Loss)
                                      ----------------------------------------
                                          1999          1998          1997
                                      ------------  ------------  ------------
   Biopharmaceutical & Research...... $     19,839  $     18,926  $     17,935
   Microelectronics..................       12,042        12,169        10,103
   Corporate.........................       13,348        13,370        11,189
   Foreign exchange..................         (938)          (56)        1,434
                                      ------------  ------------  ------------
     Total depreciation and
      amortization................... $     44,291  $     44,409  $     40,661
                                      ============  ============  ============

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


                                                             Segment Assets--
                                                              Inventory only
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
   Biopharmaceutical & Research............................. $ 73,772  $ 77,204
   Microelectronics.........................................   34,092    28,214
   Corporate................................................   (1,414)   (1,083)
   Foreign exchange.........................................   (1,410)    2,906
                                                             --------  --------
     Total segment assets................................... $105,040  $107,241
                                                             ========  ========

 Geographical Segments:

  The Company attributes net sales and long-lived assets to different geographic areas on the basis of the location of the customer. The Company has three geographic regions. The United States represents greater than 90% of the Americas region. Net sales and long-lived asset information by geographic area in U.S. dollars as of December 31, 1999, 1998 and 1997 and for each of the three years ended December 31, 1999 is presented as follows:

                                                              Net Sales
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
   Americas.......................................... $319,951 $292,173 $321,634
   Europe............................................  233,564  237,786  222,452
   Japan and Asia....................................  217,673  169,348  214,833
                                                      -------- -------- --------
     Total........................................... $771,188 $699,307 $758,919
                                                      ======== ======== ========

                                                               Long-Lived Assets
                                                               -----------------
                                                                 1999     1998
                                                               -------- --------
   Americas................................................... $235,439 $250,900
   Europe.....................................................   50,645   58,179
   Japan and Asia.............................................   37,880   36,947
                                                               -------- --------
     Total.................................................... $323,964 $346,026
                                                               ======== ========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Millipore Corporation:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity, and of cash flows, present fairly, in all material respects, the financial position of Millipore Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 19, 2000

                             MILLIPORE CORPORATION

                         Quarterly Results (Unaudited)

  The Company's unaudited quarterly results are summarized below.

                               First     Second    Third     Fourth
                              Quarter   Quarter   Quarter   Quarter     Year
                              --------  --------  --------  --------  --------
                                 (In thousands, except per share data)
1999
Net sales...................  $180,403  $187,466  $188,635  $214,684  $771,188
Cost of sales...............    84,895    86,080    86,920   100,274   358,169
                              --------  --------  --------  --------  --------
  Gross profit..............    95,508   101,386   101,715   114,410   413,019
Selling, general and
 administrative expenses....    61,833    62,883    64,387    67,495   256,598
Research and development
 expenses...................    12,345    13,362    13,305    13,128    52,140
Restructuring items.........       --        --     (5,200)      --     (5,200)
                              --------  --------  --------  --------  --------
  Operating income..........    21,330    25,141    29,223    33,787   109,481
Interest income.............       699       691       671       964     3,025
Interest expense............    (7,779)   (7,333)   (7,482)   (7,561)  (30,155)
                              --------  --------  --------  --------  --------
  Income before income
   taxes....................    14,250    18,499    22,412    27,190    82,351
Provision for income taxes..     2,993     3,885     5,435     5,710    18,023
                              --------  --------  --------  --------  --------
    Net income..............  $ 11,257  $ 14,614  $ 16,977  $ 21,480  $ 64,328
                              ========  ========  ========  ========  ========
Net income per share:
  Basic.....................  $   0.26  $   0.33  $   0.38     $0.48  $   1.44
  Diluted...................  $   0.25  $   0.32  $   0.37  $   0.47  $   1.42
Weighted average shares
 outstanding
  Basic.....................    44,078    44,791    44,994    45,096    44,731
  Diluted...................    44,477    45,308    45,681    45,632    45,274

1998
Net sales...................  $185,662  $175,172  $159,181  $179,292  $699,307
Cost of sales...............    86,429    85,507   101,493    91,038   364,467
                              --------  --------  --------  --------  --------
  Gross profit..............    99,233    89,665    57,688    88,254   334,840
Selling, general and
 administrative expenses....    61,687    60,809    56,588    57,437   236,521
Research and development
 expenses...................    13,135    13,910    13,301    13,232    53,578
Restructuring items.........       --        --     33,641       --     33,641
Litigation settlement.......    11,766       --        --        --     11,766
                              --------  --------  --------  --------  --------
  Operating income (loss)...    12,645    14,946   (45,842)   17,585      (666)
Gain on sale of equity
 securities.................    35,594       --        --        --     35,594
Interest income.............       614       761       877       838     3,090
Interest expense............    (7,073)   (7,058)   (7,098)   (8,245)  (29,474)
                              --------  --------  --------  --------  --------
  Income (loss) before
   income taxes.............    41,780     8,649   (52,063)   10,178     8,544
Provision (benefit) for
 income taxes...............    10,370     1,816   (15,643)    2,137    (1,320)
                              --------  --------  --------  --------  --------
    Net income (loss).......  $ 31,410  $  6,833  $(36,420) $  8,041  $  9,864
                              ========  ========  ========  ========  ========
Net income (loss) per share:
  Basic.....................  $   0.72  $   0.16  $  (0.83) $   0.18  $   0.22
  Diluted...................  $   0.71  $   0.15  $  (0.83) $   0.18  $   0.22
Weighted average shares
 outstanding
  Basic.....................    43,727    43,819    43,891    44,005    43,864
  Diluted...................    44,307    44,327    43,891    44,294    44,289

                               INDEX TO EXHIBITS

 Exhibit
   No.                            Description                           Page
 ------- ------------------------------------------------------------   ----
  3.1    Restated Articles of Organization, as amended May 6, 1996...    **
  3.2    By Laws, as amended.........................................    **
  4.1    Indenture dated as of May 3, 1995, relating to the issuance     **
         of $100,000,000 principal amount of Company's 6.78% Senior
         Notes due 2004..............................................
  4.2    Indenture dated as of April 1, 1997, relating to the            **
         issuance Debt Securities in Series..........................
 10.1    Distribution Agreement, dated as of July 1, 1996, by and        **
         among the Company and Fisher Scientific Company.............
 10.2    Revolving Credit Agreement, dated as of January 22, 1997,       **
         among Millipore Corporation and The First National Bank of
         Boston, ABN AMRO Bank N.V. and certain other lending
         institutions which are or become parties thereto............
 10.3    Shareholder Rights Agreement, dated as of April 15, 1988,       **
         between Millipore and The First National Bank of Boston.....
 10.4    Long Term Restricted Stock (Incentive) Plan for Senior          **
         Management..................................................
 10.5    1985 Combined Stock Option Plan.............................    **
 10.6    Supplemental Savings and Retirement Plan for Key Salaried       **
         Employees of Millipore Corporation..........................
 10.7    Standard Executive Termination Agreement, as amended........     4
 10.8    Millipore Corporation 1999 Stock Incentive Plan.............    20
 10.9    Millipore Corporation 1995 Employee Stock Purchase Plan, as     30
         amended.....................................................
 10.10   Millipore Corporation 1995 Management Incentive Plan........    **
 10.11   Millipore Corporation 1995 Combined Stock Option Plan, as       **
         amended.....................................................
 10.12   Second Amendment, effective as of September 30, 1998, to        **
         Revolving Credit Agreement, dated as of January 22, 1997,
         among Millipore Corporation and The First National Bank of
         Boston, ABN AMRO Bank N.V. and certain other lending
         institutions................................................
 10.13   Note Purchase and Exchange Agreement, as amended through        **
         November 2, 1998, between Millipore Corporation and
         Metropolitan Life Insurance Company.........................
 10.14   Form of letter agreement with directors relating to the         **
         deferral of directors fees and conversion into phantom stock units.......................................................
 10.15   Millipore Corporation 1989 Stock Option Plan for Non-           **
         Employee Directors..........................................
 10.16   Commercial Lease Agreement between EBP 3, Ltd. and Millipore    **
         Corporation with respect to Premises located in Allen,
         Texas.......................................................
 10.17   ISDA Master Agreement, dated January 27, 1994, as amended,      **
         with Morgan Guaranty Trust Company of New York..............
 10.18   Millipore Corporation 1999 Stock Option Plan for Non-           37
         Employee Directors..........................................
 10.19   Employment and Relocation Agreement, dated November 10,         45
         1999, between Millipore Corporation and Michael P. Carroll..
 11      Computation of Per Share Earnings...........................     *+
 21      Subsidiaries of Millipore Corporation.......................    52
 23      Consent of PricewaterhouseCoopers LLP.......................    54
 24      Power of Attorney...........................................    56
 27      Financial Data Schedule.....................................    59++++

--------
*+ Incorporated by reference to Note D to Financial Statements on page F-12 ++++ EDGAR Filing only