Form 10-Q
period 2000-03-31
MILLIPORE CORP
filed 2000-05-15
CIK 66479

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2000

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

Yes    X     No


The Company had 46,069,773 shares of common stock outstanding as of April 28, 2000.



                      MILLIPORE CORPORATION
                       INDEX TO FORM 10-Q





                                                            Page No.
Part I.   Financial Information

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets -
             March 31, 2000 and December 31, 1999              2

          Consolidated Statements of Income -
             Three Months Ended March 31, 2000 and 1999        3

          Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 2000 and 1999        4

          Notes to Consolidated Condensed
             Financial Statements                            5-7

Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations
                                                            8-11

Item 3.   Quantitative and Qualitative Disclosures about Market
             Risk                                             11

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders 11

Item 6.   Exhibits and Reports on Form 8-K                    11

          Signatures                                          12



                      MILLIPORE CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)


                                        March  31,       December
                                           2000          31, 1999
ASSETS                                  (Unaudited)
Current assets
   Cash and cash equivalents           $ 65,565          $ 32,420
   Cash held as collateral               14,784            18,640
   Accounts receivable, net             201,425           195,751
   Inventories                          120,614           105,040
   Other current assets                  10,152             7,096
Total Current Assets                    412,540           358,947

Property, plant and equipment, net      213,565           226,477
Deferred income taxes                   109,822           109,822
Intangible assets                        68,535            70,238
Other assets                             34,064            27,249

Total Assets                          $ 838,526         $ 792,733

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes payable                      $ 128,000         $ 115,645
   Accounts payable                      62,802            63,053
   Accrued expenses                      70,515            73,512
   Dividends payable                      5,034             4,970
   Accrued retirement plan
       contributions                      3,601             7,333
   Accrued income taxes payable          10,538             5,270
Total Current Liabilities               280,490           269,783

Long-term debt                          312,396           313,107
Other liabilities                        34,692            32,992
Shareholders' equity
   Common stock                          56,988            56,988
   Additional paid-in capital            18,272            18,272
   Retained earnings                    511,033           491,429
   Unearned compensation                 (3,599)           (4,041)
   Accumulated other comprehensive loss (44,753)          (42,292)

                                        537,941           520,356

   Less:  Treasury stock, at cost,
     11,224 shares in 2000 and 11,794
        in 1999                        (326,993)         (343,505)
Total Shareholders' Equity              210,948           176,851

Total Liabilities and Shareholders'
     Equity                           $ 838,526         $ 792,733


 The accompanying notes are an integral part of the consolidated condensed financial statements.








                               -2-
                        MILLIPORE CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME
                (In thousands except per share data)
                             (Unaudited)


                                     March 31,
                                  2000        1999

Net sales                    $ 224,823    $ 180,403
Cost of sales                  100,326       84,895

Gross profit                   124,497       95,508

Selling, general &
 administrative expenses        70,034       61,833
Research & development
 expenses                       14,714       12,345

Operating income                39,749       21,330

Interest income                    466          699
Interest expense                (7,034)      (7,779)

Income before income taxes      33,181       14,250

Income tax expense               6,968        2,993

Net income                      $26,213    $ 11,257

Net income  per share:
Basic                           $ 0.58       $ 0.26
Diluted                         $ 0.56       $ 0.25

Cash dividends declared per
 share                          $ 0.11       $ 0.11

Weighted average shares
outstanding:
Basic                           45,273       44,078
Diluted                         46,452       44,477















   The accompanying notes are an integral part of the consolidated condensed financial statements.




                                 -3-
                      MILLIPORE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                          Three Months Ended March
                                                     31,
                                             2000           1999
Cash Flows From Operating Activities:

Net income                                $26,213         $11,257
Adjustments to reconcile net income to
net cash provided by operating
activities:
 Depreciation and amortization             11,266          11,279
 Changes in operating assets and
  liabilities, net:
   Increase in accounts receivable         (9,913)        (10,288)
   (Increase) decrease in inventories     (18,089)          1,011
   Increase in other current assets and
    other assets                           (3,001)           (160)
   Decrease in accounts payable and accrued
    expenses                                 (261)         (1,715)
   Decrease in accrued retirement plan
    contributions                          (3,657)         (3,410)
   Increase in accrued income taxes         3,049           2,200
   Increase in other                        1,843             552
Net cash provided by operating activities   7,450          10,726

Cash Flows From Investing Activities:

Additions to property, plant and
 equipment                                 (7,584)         (4,834)
Proceeds from sale of property              8,808              -
Net cash provided by (used in) investing
 activities                                 1,224          (4,834)

Cash Flows From Financing Activities:

Issuance of treasury stock under stock
 plans                                     14,600             439
Net change in short-term debt              12,355          (6,340)
Decrease in cash held as collateral         3,856              -
Dividends paid                             (4,982)         (4,851)
Net cash provided by (used in) financing
 activities                                25,829         (10,752)

Effect of foreign exchange rates on cash
 and cash equivalents                      (1,358)         (2,426)
Net change in cash and cash equivalents    33,145          (7,286)

Cash and cash equivalents on January 1     32,420          36,022
Cash and cash equivalents on March 31     $65,565         $28,736











 The accompanying notes are an integral part of the consolidated condensed financial statements.


                               -4-
                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             (Dollars in millions, shares in thousands)

1.    General:   The  accompanying unaudited  consolidated  condensed
  financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit certain information and disclosures normally included in financial statements. These financial statements, which in the opinion of management reflect all adjustments necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The accompanying unaudited consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

2.Inventories:  Inventories consisted of the following:

                         March 31,     December
                            2000       31, 1999

   Raw materials          $ 43.3         $ 38.1
   Work in process          29.9           26.1
   Finished goods           47.4           40.8
   Total                 $ 120.6        $ 105.0

3. Property, Plant and Equipment: Accumulated depreciation on property, plant and equipment was $210.6 at March 31, 2000 and $206.9 at December 31, 1999.

4.Restructuring Charges: In the third quarter of 1998, the Company initiated a restructuring program resulting in a restructuring charge of $33.6. In the third quarter of 1999, $5.2 of the remaining balance was reversed. The reversal reflected a lower estimate for severance pay and lease cancellation costs required to complete the various restructuring programs. As of March 31, 2000, 600 employees, of the planned 620 employees, left the Company pursuant to this initiative.

  Certain of the manufacturing consolidations originally planned for 1999 were delayed to 2000 due to facility preparation and customer requirements. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through 2000.

  The following is a summary of the restructuring program reserve balances at March 31, 2000:


                        Balance at     Cash            Balance
                       December 31,  disbursements    at March
                           1999                       31, 2000
  Employee severance      $ 3.5        $ 0.7           $ 2.8
  Lease cancellation costs  2.5          0.3             2.2
  Other costs               1.6          0.4             1.2
  Total                   $ 7.6        $ 1.4           $ 6.2












                                 -5-
                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             (Dollars in millions, shares in thousands)

5. Business Segment Information: The Company has two reportable business segments: Biopharmaceutical & Research and Microelectronics. The results for Biopharmaceutical & Research, Microelectronics and Corporate are presented below in "local currencies". Local currency results represent the foreign currency balances translated, in all periods presented, at Millipore's budgeted exchange rates for 2000, thus excluding the impact of fluctuations in the actual foreign currency rates. The Company's management uses this presentation for internal evaluation of the financial performance of the Company's business segments because it believes that the local currency results provides a clearer presentation of underlying business trends. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates.

                                     Three Months Ended
                                         March 31,
  Consolidated Net Sales             2000        1999

  Biopharmaceutical & Research     $ 151.6     $   138.9
  Microelectronics                    75.1          42.3
  Foreign exchange                    (1.9)         (0.8)
  Total   net  sales  at   actual
   exchange rates                  $ 224.8     $   180.4



                                    Three Months
                                       Ended
                                     March 31,
  Consolidated Operating Income     2000     1999

  Biopharmaceutical & Research      $36.1   $30.2
  Microelectronics                   16.8     1.2
  Corporate                         (14.0)   (9.1)
  Foreign exchange                    0.8    (1.0)
  Total   operating   income   at
   actual exchange rates             $39.7  $21.3

7.Basic  and  Diluted  Earnings Per Share: The following  table  sets forth the computation of basic and diluted earnings per share:
                                    Three Months
                                       Ended
                                     March 31,
                                    2000      1999
  Numerator:
  Net income                       $26.2     $11.3

  Denominator:
  For basic earnings per share:
  Weighted average shares
   outstanding                    45,273    44,078
  Effect of dilutive securities    1,179       399

  Diluted weighted average shares
   outstanding                    46,452    44,477

  Net income per share:
       Basic                      $ 0.58    $ 0.26
       Diluted                    $ 0.56    $ 0.25






                                 -6-
                        MILLIPORE CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             (Dollars in millions, shares in thousands)


 8. Comprehensive Income: The following table presents the components of comprehensive income (loss), net of taxes:
                                    Three Months
                                       Ended
                                     March 31,
                                    2000   1999

  Unrealized holding gains on
   marketable securities           $5.8   $ 0.9
  Reclassification adjustment for
   gains realized in net income      -     (0.2)

  Net unrealized gain on
   securities available for sale    5.8     0.7
   Foreign currency translation
    adjustments                    (8.2)  (13.0)

   Other comprehensive loss        (2.4)  (12.3)
   Net income                      26.2    11.3

   Total comprehensive income
    (loss)                       $ 23.8   $(1.0)



9.   New Accounting Pronouncements:

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

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" which is effective for the Company beginning with the second quarter of 2000. SAB 101 provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and requires any changes in revenue recognition to be reported as a cumulative change in accounting principles at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes". The Company is currently in the process of evaluating what impact, if any, SAB 101 will have on the financial position or results of operations of the Company.














                                 -7-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements
The following discussion and analysis includes certain forward-looking statements which are subject to substantial risks and uncertainties described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Such forward-looking statements are based on management's current expectations and actual results may differ materially from the results expressed in, or implied by, these forward-looking statements.

Local Currency Results
The following discussion of the Results of Operations includes reference to revenue, margins and expenses in "local currencies". Local currency results represent the foreign currency balances translated, in all periods presented, at Millipore's budgeted exchange rates for 2000, thus excluding the impact of fluctuations in the actual foreign currency rates. The Company's management uses this presentation for internal evaluation of the financial performance of the Company's business segments because it believes that the local currency results provides a clearer presentation of underlying business trends. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates.

Results of Operations
Consolidated net sales for the first quarter of 2000 were $225 million, an increase of 25% over sales for the same period last year. The Company reported earnings of $0.56 per share for the first quarter of 2000 compared to earnings of $0.25 per share for the first quarter of 1999.

The following table summarizes sales growth by business segment and geography in the first quarter of 2000 as compared to the first quarter of 1999 (U.S. dollars in millions):

                         March  31,           Sales Growth
                        2000      1999    in U.S.      Local
                                          Dollars    Currency

   Biopharmaceutical
    & Research         $ 148     $ 138        7%         9%
   Microelectronics       77        42       83%        77%

       Total           $ 225     $ 180       25%        25%


   Americas            $  97     $  74       29%        29%
   Europe                 60        60        1%        11%
   Asia/Pacific           68        46       47%        36%

       Total            $225      $180       25%        25%

Compared to the first quarter of 1999, the Japanese yen strengthened against the U.S. dollar by approximately 8% during the period, while the Euro weakened against the U.S. dollar by approximately 13%. The positive effect from the stronger yen and an increase in volume of yen denominated sales in Q1 2000 offset the decline in the Euro thus neutralizing the effect to reported sales growth. If foreign exchange rates remain at April 28, 2000 levels, the expected second quarter sales growth in dollars should approximate the growth in local currency and projected full year 2000 reported sales growth rates would be approximately 2% lower than local currency growth rates due to the anticipated growth in the European business.







                                 -8-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Segment Results

Biopharmaceutical & Research Segment:
Biopharmaceutical & Research sales, in local currency, increased 9% in the first quarter of 2000 compared to the first quarter of 1999. Sales growth, in local currency, was positive in the Americas and Europe offset by a slight decline in Asia. Sales growth was strongest for products used in life science laboratory research and in hardware and consumables used in the biopharmaceutical markets. This segment anticipates similar sales growth for the remainder of 2000.

Biopharmaceutical & Research operating income, in local currency, increased 20% in the first quarter of 2000 over the first quarter of 1999 as a result of the increased sales combined with improved gross profit margins. The improved gross profit margin percentage was attributed to an increased mix of consumable product sales which generally have higher margins and volume through manufacturing plants.

Microelectronics Segment:
Microelectronics sales, in local currency, increased 77% in the first quarter of 2000 compared to the same period last year. Sales growth was positive in all geographies with the most significant growth in Asia. Sequential quarter sales growth was 19% from the fourth quarter of 1999 to the first quarter of 2000. Recently published industry results and forecasts depict trends of significant increase in demand for both semiconductors and semiconductor capital equipment. Both trends generally impact the Microelectronics business segment. Sales growth in this segment is expected to continue for the remainder of 2000, however, at lower quarterly growth rates. It is anticipated that sequential sales will continue to increase, although the sequential growth rate will be less than the first quarter of 2000.

Microelectronics operating income, in local currency, increased from $1.2 million or 2.9% of sales in the first quarter of 1999 to $16.8 million or 22.3% of sales in the first quarter of 2000. The increase is primarily due to the significant sales growth coupled with improved gross profit margins and operating expense leverage. The gross profit margins were positively impacted by both the higher sales volumes and by a greater mix of expendable sales. The ability to maintain this percentage of operating income for the full year will be dependent on a number of variables including the volume through manufacturing plants, the impact of new products on both gross profit margins and spending and sales mix of equipment versus consumables.

Corporate Expenses:
Corporate expenses, in local currency increased from $9.1 million to $14.0 million in the first quarter of 2000 as compared to the same quarter of the prior year. The increased expenses related primarily to incremental variable compensation expense associated with the improved financial performance of the Company. For the remainder of the year, Corporate expenses are anticipated to be in line with the first quarter of 2000.

Consolidated Results

Gross profit margins were 55% of sales, in local currencies, in the first quarter of 2000 compared to 53% reported in the first quarter of 1999. The improved margins can be primarily attributed to production efficiencies related to increased sales volume and favorable mix of expendables to hardware. The ability to maintain the gross profit margins reported in the first quarter of 2000 for the remainder of the year will be impacted by the mix of hardware to expendables sales, new product sales and volume through manufacturing plants among other factors.

Selling, general and administrative expenses (SG&A), in local currencies, increased 15% in the first quarter of 2000 as compared to the first quarter of 1999. This increase is primarily attributed to employee costs related to incremental variable compensation earned in the first quarter of 2000 over amounts earned in the same period last year, additional headcounts and increased spending due to higher sales volume. As a percentage of net sales, SG&A expenses in local currencies decreased approximately 3 percentage points. The Company expects that for the remainder of the year SG&A as a percentage of net sales will improve as sales increase resulting in a full year SG&A rate lower than the first quarter's rate.


                                 -9-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and development (R&D) expenses, in local currencies, increased 20% in the first quarter of 2000 as compared to the first quarter of 1999. This increase is due to incremental variable compensation expense and additional research and development programs. R&D expenses as a percentage of sales were 6.5% in the first quarter of 2000 and the Company is targeting R&D spending levels of 7% for the remainder of the year.

Net interest expense decreased in the first quarter of 2000 as compared to the first quarter of 1999 primarily attributed to lower average borrowings. The Company expects interest expense for the remainder of 2000 to be lower than 1999 due to lower average borrowings. The Company does not expect that increases in interest rates will have a material effect on interest expense.

The effective income tax rate for the first quarter of 2000 was 21.0%, the same as the effective income tax rate from operations for the full year of 1999. The effective tax rate may increase slightly over the remainder of 2000 depending upon the geographic mix of sales.

Foreign Exchange
A substantial portion of the Company's business is conducted outside of the United States through its foreign subsidiaries. This business is transacted through the Company's network of international subsidiaries generally in the local currency. Approximately 30% of the Company's sales are derived from Europe where the U.S. dollar continued to strengthen against the Euro during the first quarter of 2000. The Company is able to partially mitigate the impact of fluctuations in the Euro by active management of cross border currency flows and material sourcing. Additionally, the Company has significant exposure to changes in the Japanese yen that can not be mitigated through normal financing or operating activities. Accordingly, the net equity exposure is managed through the use of debt swap agreements. Generally, when the U.S. dollar strengthens against currencies in which the Company transacts its business, sales and net income will be adversely impacted.


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

Most of the major programs were completed in 1999, including the realignment of European operating units, establishment of the European regional transaction center, streamlining the supply chain management function, consolidating certain manufacturing operations and cancellation of leases. Certain of the manufacturing consolidations originally planned for 1999 were delayed to 2000 due to facility preparation and customer requirements.

The restructuring initiatives combined with the consolidation of the Company's Microelectronics plants resulted in the elimination of 620 positions worldwide. Notification to employees was completed during the third quarter of 1998, although some of the affected employees will continue in their existing positions through 2000 with their related salary costs charged to operations as incurred. As of March 31, 2000, 600 employees had left the Company pursuant to this initiative. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through 2000.









                                -10-
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Cash generated by operations in the first three months of 2000 was $7.5 million compared to $10.7 million in the first three months of 1999.

The decrease in cash flow from operations for the first three months of 2000 as compared to the same period of the prior year was primarily the result of increased inventories offset by improved operating income. The inventory increase was attributed to anticipated levels of future sales predominately in the Microelectronics business segment.

Operating cash flow generated by the Company during the first three months of 2000 was used to invest in property, plant and equipment and pay dividends. The Company expects to spend approximately $45.0 to $50.0 million for property, plant and equipment during 2000. During the first quarter of 2000, the Company received $8.8 million from the sale of property and $14.6 million from the exercise of employee stock options. Additionally short-term debt increased $12.4 million although net short-term debt decreased approximately $17 million.

The Company is required to provide cash collateralization on one of its yen denominated debt swap agreements if (and to the extent that) the net value of the Company's position falls below the net value of the counterparty's position. While this will not impact the Company's foreign exchange exposure, it could impact short-term liquidity and compliance with certain debt covenants if there were a serious deterioration in the value of the Company's swap position. The amount of the collateral is dependent, among other things, on the exchange rate of the yen to the U.S. dollar and is restricted as to withdrawal or alternative usage.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

                     Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

The annual Meeting of Stockholders of Millipore Corporation was held on April 27, 2000. At the Annual Meeting the only matter voted on was the election of three Class I Directors for a three-year term (expiring in 2003). The following votes were tabulated with respect to the election:

                         Votes "For"    Withheld
     Mark Hoffman        40,457,168     630,876
     John F. Reno        40,457,335     630,709
     C. William Zadel    40,440,269     647,775

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits
  10     Letter Agreement, dated January 10, 2000 between the
  Company and Douglas B. Jacoby
  27   Article 5 Financial Data Schedule - for the three months ended
  March 31, 2000

b.        Report on Form 8-K
  No reports on Form 8-K have been filed by the Company during the fiscal quarter ended March 31, 2000.

                                -11-

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Millipore Corporation
                              Registrant



May 12, 2000                  /s/Kathleen B. Allen
Date                          Kathleen B. Allen
                              Chief Financial Officer
                              Chief Accounting Officer