Form 10-Q
period 2000-06-30
MILLIPORE CORP
filed 2000-08-08
CIK 66479

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Yes    X     No


The Company had 46,297,212 shares of common stock outstanding as of July 28, 2000.



                      MILLIPORE CORPORATION
                       INDEX TO FORM 10-Q





                                                     Page No.
Part I.   Financial Information

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets -
             June 30, 2000 and December 31, 1999        2

          Consolidated Statements of Income -
             Three and Six Months
             Ended June 30, 2000 and 1999               3

          Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 2000 and 1999    4

          Notes to Consolidated Condensed
             Financial Statements                     5-7

Item 2.   Management's Discussion and Analysis
             of Financial Condition
              and Results of Operations              8-11

Item 3.   Quantitative and Qualitative Disclosures
              about Market Risk                        11

Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K             11

          Signatures                                   12



                      MILLIPORE CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)


                                      June  30,       December
                                        2000          31, 1999
ASSETS                               (Unaudited)
Current assets
   Cash and cash equivalents          $47,136          $32,420
   Cash held as collateral             14,339           18,640
   Accounts receivable, net           214,412          195,751
   Inventories                        131,659          105,040
   Other current assets                17,895            7,096
Total Current Assets                  425,441          358,947

Property, plant and equipment, net    214,686          226,477
Deferred income taxes                 115,683          109,822
Intangible assets                      66,432           70,238
Other assets                           26,054           27,249
Total Assets                        $ 848,296        $ 792,733

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities
   Notes payable                   $ 102,100         $ 115,645
   Accounts payable                   61,737            63,053
   Accrued expenses                   68,279            73,512
   Dividends payable                   5,079             4,970
   Accrued retirement plan
       Contributions                   5,127             7,333
   Accrued income taxes payable       19,026             5,270
Total Current Liabilities            261,348           269,783

Long-term debt                       308,823           313,107
Other liabilities                     35,938            32,992
Shareholders' equity
   Common stock                       56,988            56,988
   Additional paid-in capital         18,272            18,272
   Retained earnings                 534,756           491,429
   Unearned compensation              (3,433)           (4,041)
   Accumulated other comprehensive
          Loss                       (49,318)          (42,292)
                                     557,265           520,356
   Less:  Treasury stock, at cost,
    10,813 shares in 2000 and
    11,794 in 1999                  (315,078)         (343,505)
Total Shareholders' Equity           242,187           176,851

Total Liabilities and Shareholders'
   Equity                           $848,296          $792,733









 The accompanying notes are an integral part of the consolidated condensed financial statements.

                               -2-
                      MILLIPORE CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
              (In thousands except per share data)
                           (Unaudited)

                              Three Months Ended      Six Months Ended
                                   June 30,               June 30,
                                2000       1999       2000       1999


Net sales                    $238,948   $187,466    $463,771   $367,869

Cost of sales                 108,590     86,080     208,916    170,975

Gross profit                  130,358    101,386     254,855    196,894

Selling, general &
administrative expenses       70,877      62,883     140,911    124,716
Research & development
expenses                      15,287      13,362      30,001     25,707

Operating income              44,194      25,141      83,943     46,471

Net gain on sale of
securities                     4,161         -         4,161        -
Interest income                1,067         691       1,533      1,390
Interest expense              (7,259)     (7,333)    (14,293)   (15,112)


   Income before income taxes 42,163      18,499      75,344     32,749

Provision for income taxes    10,273       3,885      17,241      6,878

Net income                   $31,890     $14,614     $58,103    $25,871

Net income per  share:
Basic                         $ 0.70       $0.33       $1.28      $0.58
Diluted                       $ 0.67       $0.32       $1.24      $0.58

Cash dividends declared per
share                         $ 0.11       $0.11       $0.22      $0.22

Weighted average shares
outstanding:
Basic                         45,849      44,791      45,568     44,431
Diluted                       47,314      45,308      46,939     44,889

















 The accompanying notes are an integral part of the consolidated condensed financial statements.

                               -3-
                      MILLIPORE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                            Six Months Ended June
                                                     30,
                                              2000         1999
Cash Flows From Operating Activities:

Net Income                                  $58,103       $25,871
Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation and amortization               22,356        22,094
 Gain on sale of securities                  (4,161)           -
 Deferred tax benefit                        (5,861)           -
 Changes in operating assets and
  liabilities, net:
   (Increase) in accounts receivable        (24,104)      (20,206)
   (Increase) decrease in inventories       (29,789)        3,682
   (Increase) decrease in other current
      assets and other assets                (3,071)          804
   (Decrease) increase in accounts payable
      and accrued expenses                   (2,982)        1,125
   (Decrease) in accrued retirement plan
      contributions                          (2,120)       (2,092)
    Increase in accrued income taxes         10,491         4,001
    Increase in other                         3,185         2,426
Net cash provided by operating activities    22,047        37,705

Cash Flows From Investing Activities:

Additions to property, plant and equipment  (18,037)      (11,586)
Proceeds from sale of property                8,808             -
Net cash used in investing activities        (9,229)      (11,586)

Cash Flows From Financing Activities:

Issuance of treasury stock under stock
  Plans                                      23,351         2,518
Net change in short-term debt               (13,545)       (9,708)
Dividends paid                              (10,005)      (15,340)
Decrease in cash held as collateral           4,301             -
Net cash provided by (used in) financing
  Activities                                  4,102       (22,530)

Effect of foreign exchange rates on cash
  and cash equivalents                       (2,204)       (3,122)
Net increase in cash and cash equivalents    14,716           467

Cash and cash equivalents on January 1       32,420        36,022

Cash and cash equivalents on June 30        $47,136       $36,489








 The accompanying notes are an integral part of the consolidated condensed financial statements.

                               -4-
                      MILLIPORE CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (Dollars in millions, shares in thousands)

1. General: The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to form 10Q and, accordingly, these footnotes condense or omit certain information and disclosures which substantially duplicate information provided in the Company's latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results for the interim
  periods  presented.   The  accompanying unaudited  consolidated
  condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

2.Inventories:  Inventories consisted of the following:

                           June 30,     December
                             2000       31, 1999

   Raw materials            $ 48.2       $ 38.1
   Work in process            28.2         26.1
   Finished goods             55.3         40.8
   Total                    $131.7       $105.0


3. Property, Plant and Equipment: Accumulated depreciation on property, plant and equipment was $218.1 at June 30, 2000 and $206.9 at December 31, 1999.

4.Restructuring  Charges:  In  the third  quarter  of  1998,  the
  Company initiated a restructuring program resulting in a restructuring charge of $33.6. In the third quarter of 1999, $5.2 of the remaining balance was reversed. The reversal reflected a lower estimate for severance pay and lease cancellation costs required to complete the various restructuring programs. As of June 30, 2000, 605 employees, of the planned 620 employees, left the Company. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through 2000. Certain of the manufacturing consolidations originally planned for 1999 were delayed to the second half of 2000 due to facility preparation and customer requirements.

  The following is a summary of the restructuring program reserve balances at June 30, 2000:


                                      Cash &
                        Balance at   Non-Cash    Balance
                       December 31,  disbursem   at June
                           1999        ents      30, 2000

Employee severance       $ 3.5        $ 1.1      $ 2.4

  Lease cancellation
    costs                  2.5          0.5        2.0
  Other costs              1.6          1.2        0.4

  Total                  $ 7.6        $ 2.8      $ 4.8













                               -5-
                      MILLIPORE CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (Dollars in millions, shares in thousands)

5. Business Segment Information: The Company has two reportable business segments: Biopharmaceutical & Research and Microelectronics. The results for the Biopharmaceutical & Research, the Microelectronics segments and for Corporate operations are presented below in "local currencies". Local currency results represent the foreign currency balances translated, in all periods presented, at Millipore's budgeted exchange rates for 2000, thus excluding the impact of fluctuations in the actual foreign currency rates. The Company's management uses this presentation for internal evaluation of the financial performance of the Company's business segments because it believes that the local currency results provides a clearer presentation of underlying business trends. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates.

                              Three Months      Six Months Ended
                                 Ended              June 30,
                                June 30,
  Consolidated Net Sales      2000    1999        2000     1999

  Biopharmaceutical &
   Research                    $158.8  $144.2     $310.4   $283.1
  Microelectronics               84.7    48.2      159.7     90.5

  Foreign exchange               (4.6)   (4.9)      (6.3)    (5.7)

  Total net sales              $238.9  $187.5     $463.8   $367.9




                              Three Months      Six Months Ended
                                  Ended             June 30,
                                June 30,
  Consolidated Operating      2000     1999     2000      1999
   Income

  Biopharmaceutical &
   Research                   $ 38.0   $ 31.7   $ 74.2    $ 61.9
  Microelectronics              20.9     3.9      37.7       5.2
  Corporate                    (14.8)   (8.5)    (28.8)    (17.7)
  Foreign exchange               0.1    (2.0)      0.8      (2.9)

  Total operating income       $44.2   $25.1     $83.9     $46.5

6. Basic and Diluted Earnings Per Share: The following table sets forth the computation of basic and diluted earnings per share:

                                 Three Months      Six Months
                                    Ended             Ended
                                   June 30,         June 30,
                                 2000    1999     2000    1999

  Net income                     $31.9   $14.6    $58.1   $25.9

  For   basic   earnings   per
  share:
  Weighted   average    shares
   outstanding                  45,849  44,791   45,568  44,431
  Effect      of      dilutive
   securities-stock options      1,465     517    1,371     458

  Diluted   weighted   average
   shares outstanding           47,314  45,308   46,939  44,889

  Net income per share:
       Basic                    $ 0.70  $ 0.33   $ 1.28  $ 0.58
       Diluted                  $ 0.67  $ 0.32   $ 1.24  $ 0.58







                               -6-
                      MILLIPORE CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (Dollars in millions, shares in thousands)


7. Comprehensive Income: The following table presents the components of comprehensive income, net of taxes:

                                    Three Months      Six Months
                                       Ended            Ended
                                      June 30,         June 30,
                                    2000    1999     2000    1999

  Unrealized holding gains on
   marketable securities            $ 1.2   $ 0.3    $ 7.0   $ 1.2

  Reclassification adjustment for
   gains realized in net income     (4.7)    (0.1)    (4.7)   (0.3)

  Net unrealized (loss) gain on
   securities available for sale    (3.5)     0.2      2.3     0.9
  Foreign currency translation
   adjustments                      (1.1)    (4.7)    (9.3)  (17.7)

  Other comprehensive loss          (4.6)    (4.5)    (7.0)  (16.8)

   Net income                       31.9     14.6     58.1    25.9

   Total comprehensive income     $ 27.3   $ 10.1   $ 51.1   $ 9.1



8.   New Accounting Pronouncements:

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for the Company January 1, 2001 . SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity and results of operations.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" which is effective for the Company beginning with the fourth quarter of 2000. SAB 101 provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and requires any changes in revenue recognition to be reported as a cumulative change in accounting principles at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes". The Company is currently in the process of evaluating what impact, if any, SAB 101 will have on the financial position or results of operations of the Company.













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

Results of Operations
Consolidated net sales for the second quarter of 2000 were $239 million, an increase of 28% over sales for the same period last year. The Company reported earnings, excluding the net gain on sale of securities, of $0.62 per share for the second quarter of 2000 compared to earnings of $0.32 per share for the second quarter of 1999. Including the net gain on sale of securities, total earnings for the quarter were $0.67 per share.

The following table summarizes sales growth by business segment and geography in the second quarter of 2000 as compared to the second quarter of 1999 (U.S. dollars in millions):

                          June  30,           Sales Growth
                        2000     1999     in U.S.      Local
                                          Dollars    Currency

   Biopharmaceutical
    & Research          $ 153   $ 140         9%        10%
   Microelectronics        86      47        84%        76%

       Total            $ 239   $ 187        28%        27%



   Americas             $ 102    $ 79        29%        29%
   Europe                  59      58         1%        11%
   Asia/Pacific            78      50        55%        41%

       Total            $ 239   $ 187        28%        27%


In the second quarter of 2000 the Japanese yen strengthened against the U.S. dollar by approximately 12%, while the Euro weakened against the U.S. dollar by approximately 13% compared to the second quarter of 1999. The stronger yen and an increase in volume of yen denominated sales resulted in a slightly favorable currency impact on sales growth despite the weaker Euro.
However, if foreign exchange rates remain at July 28, 2000 levels, the expected third quarter and full year 2000 sales growth in dollars, as compared to the prior year, would be approximately 2% lower than local currency growth rates due to the impact of the relatively stronger yen in the second half of 1999.







                               -8-
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Segment Results

Biopharmaceutical & Research Segment:
Biopharmaceutical & Research sales, in local currency, increased 10% in the second quarter of 2000 compared to the second quarter of 1999. Positive sales growth, in local currency, was reported in all geographies with the most significant growth in the Americas. Sales growth was strongest for products used in life science laboratory research and in hardware and consumables used in the biopharmaceutical markets which collectively accounts for approximately 45% of the sales of this business segment. The Company anticipates similar sales growth for this segment during the remainder of 2000.

Biopharmaceutical & Research operating income, in local currency, increased 20% in the second quarter of 2000 over the second quarter of 1999 primarily as a result of the increased sales combined with improved operating expense leverage.

Microelectronics Segment:
Microelectronics sales, in local currency, increased 76% in the second quarter of 2000 compared to the same period last year. Sales growth was positive in all geographies with the most significant growth in Asia. Sequential quarter sales growth was 13% from the first to the second quarter of 2000. Recently published industry results and forecasts suggest continued
increase in demand for both semiconductors and semiconductor capital equipment. Both trends generally impact the Microelectronics business segment. Accordingly, sales growth to this segment is expected to continue for the remainder of 2000, but at lower quarterly growth rates.

Microelectronics operating income, in local currency, increased from $3.9 million or 8% of sales in the second quarter of 1999 to $20.9 million or 25% of sales in the second quarter of 2000. The increase is primarily due to the significant sales growth coupled with improved gross profit margins and operating expense leverage. The gross profit margins were positively impacted by both the higher sales volumes and by a greater mix of expendable sales offset somewhat by new product start-up costs. The ability to maintain this percentage of operating income for the full year will be dependent on a number of variables including the volume through manufacturing plants, the impact of new products on both gross profit margins and spending and sales mix of equipment versus consumables.

Corporate Expenses:
Corporate expenses, in local currency increased from $8.5 million to $14.8 million in the second quarter of 2000 as compared to the same quarter of the prior year. The increased expenses related primarily to incremental variable compensation expense associated with the improved financial performance of the Company and additional spending due to higher sales volumes. For the remainder of the year, Corporate expenses are anticipated to remain consistent with the second quarter of 2000.

Consolidated Results

Gross profit margins were 54% of sales, in local currencies, in the second quarter of 2000 and 1999. Improvements in gross profit margins in the second quarter in 2000 from increased sales volume were offset by additional new product start up costs and an unfavorable mix on hardware to expendable sales which resulted in no net improvement in margins as compared to the same period last year. Factors influencing the Company's ability to maintain the gross profit margins reported in the second quarter of 2000 for the remainder of the year include the mix of hardware to expendables sales, the level of new product sales and the volume through manufacturing plants.








                               -9-
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, general and administrative expenses (SG&A), in local currencies, increased 14% in the second quarter of 2000 as compared to the second quarter of 1999. This increase is primarily attributed to employee costs related to incremental variable compensation earned in the second quarter of 2000 over amounts earned in the same period last year and increased spending due to higher sales volume. As a percentage of net sales, SG&A expenses in local currencies decreased approximately 3 percentage points. The Company expects that for the remainder of the year SG&A as a percentage of net sales will remain consistent with second quarter results.

Research and development (R&D) expenses, in local currencies, increased 14% in the second quarter of 2000 as compared to the second quarter of 1999. This increase is due to incremental variable compensation expense, additional R&D program costs and increased headcounts. R&D expenses as a percentage of sales were 6.3% in the second quarter of 2000 and the Company has set target R&D spending levels of 7% for the remainder of the year.

Net interest expense decreased in the second quarter of 2000 as compared to the second quarter of 1999 primarily as a result of additional interest income and lower average borrowings offset by a slight increase in average rates. The Company expects net interest expense for the remainder of 2000 to be lower than 1999 due to lower average borrowings. The Company does not expect that increases in interest rates will have a material effect on interest expense.

During the second quarter of 2000, the Company sold its holdings in Oxford GlycoSciences Plc, resulting in a gain on sale of securities of $7.5 million which was offset by the write-off of investment holdings in a privately held U.S. company of $3.3 million.

In the second quarter of 2000, the Company adjusted its expected full year tax rate from operations from 21%, as reported in the first quarter of 2000, to 22%. This resulted in an effective tax rate of 23% in the second quarter. The increase was due to improved results in countries with higher tax rates.

Foreign Exchange
A substantial portion of the Company's business is conducted outside of the United States through its foreign subsidiaries and generally in local currencies. Approximately 25% of the Company's sales are derived from Europe where the U.S. dollar continued to strengthen against the Euro during the second quarter of 2000. The Company is able to partially mitigate the impact of fluctuations in the Euro by active management of cross border currency flows and material sourcing. Additionally, the Company has significant exposure to changes in the Japanese yen that can not be mitigated through normal financing or operating activities. Accordingly, the net equity exposure is managed through the use of debt swap agreements. Generally, when the U.S. dollar strengthens against currencies in which the Company transacts its business, sales and net income will be adversely impacted.


Restructuring Charges
In the third quarter of 1998, a restructuring program was initiated to improve the competitive position of the Company by streamlining worldwide operations and reducing the overall cost structure resulting in a restructuring charge of $33.6 million. In the third quarter of 1999, the Company reevaluated the accrual for the restructuring program and reversed $5.2 million of the remaining balance. The reversal reflected a lower estimate for severance pay and lease cancellation costs. The reduction in severance cost was attributable to higher levels of attrition than originally anticipated and impacted employees filling open positions as demand increased due to improved sales volume. As of June 30, 2000, 605 employees, of the planned 620, had left the
Company. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through 2000. Certain of the manufacturing consolidations originally planned for 1999 were delayed to the second half of 2000 due to delays in facility preparation and customer requirements.






                              -10-
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Cash generated by operations in the first six months of 2000 was $22.0 million compared to $37.7 million in the first six months of 1999. This decrease in cash flow was primarily the result of increased accounts receivable and inventories offset by improved operating income. The increase in accounts receivable was attributable to increased sales volume. Accounts receivable days sales outstanding increased from 80 days in the second quarter of 1999 to 81 days in the second quarter of 2000. The Company continues to aggressively manage its collection activities. Inventory levels were increased to meet anticipated levels of future sales predominately in the Microelectronics business segment.

Operating cash flow generated by the Company during the first six months of 2000 was used to invest in property, plant and equipment and pay down debt and pay dividends. The Company expects to spend approximately $45 million for property, plant and equipment during 2000. During the first six months of 2000, the Company received $8.8 million from the sale of property and $23.4 million from the exercise of employee stock options.

In December 1999 the Company's sole supplier of a critical raw material used in the manufacture of one type of membrane incorporated into products sold by the Biopharmaceutical & Research business segment advised the Company that it would discontinue manufacture of that raw material during the second half of 2000. In the second quarter of 2000 the Company established supply arrangements with a successor to the former supplier of this raw material. The Company believes that these arrangements will provide an adequate source of supply for this raw material.

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

                   Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits
  27   Article 5 Financial Data Schedule - for the six months ended
  June 30, 2000

b.        Report on Form 8-K
  No reports on Form 8-K have been filed by the Company during the fiscal quarter ended June 30, 2000.





                              -11-

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Millipore Corporation
                              Registrant


August 8, 2000                /S/Donald B. Melson
Date                          Donald B. Melson
                              Corporate Controller and Chief
                              Accounting Officer