Form 10-Q
period 2000-09-30
MILLIPORE CORP
filed 2000-11-14
CIK 66479

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Yes    X     No


The Company had 46,317,460 shares of common stock outstanding as of October 27, 2000.



                      MILLIPORE CORPORATION
                       INDEX TO FORM 10-Q





                                                     Page No.
Part I.   Financial Information

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets -
             September 30, 2000 and December 31, 1999   2

          Consolidated Statements of Income -
             Three and Nine Months Ended
             September 30, 2000 and 1999                3

          Consolidated Statements of Cash Flows -
             Nine Months Ended
             September 30, 2000 and 1999                4

          Notes to Consolidated Condensed Financial
             Statements                               5-7

Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                           8-11

Item 3.   Quantitative and Qualitative Disclosures
             about Market Risk                         11

Part II.  Other Information

Item 1.   Legal Proceedings                            11

Item 6.   Exhibits and Reports on Form 8-K             11

          Signatures                                   12



                      MILLIPORE CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)


                                     September        December
                                        30,           31, 1999
                                       2000
ASSETS                              (Unaudited)
Current assets
   Cash and cash equivalents       $ 67,709           $ 32,420
   Cash held as collateral           11,035             18,640
   Accounts receivable, net         216,017            195,751
   Inventories                      137,556            105,040
   Other current assets               6,469              7,096
Total Current Assets                438,786            358,947

Property, plant and equipment, net  212,533            226,477
Deferred income taxes               115,683            109,822
Intangible assets                    63,879             70,238
Other assets                         26,274             27,249

Total Assets                      $ 857,155          $ 792,733

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities
   Notes payable                  $  72,000          $ 115,645
   Accounts payable                  66,345             63,053
   Accrued expenses                  80,146             73,512
   Dividends payable                  5,086              4,970
   Accrued retirement plan
      contributions                   6,376              7,333
   Accrued income taxes payable      24,747              5,270
Total Current Liabilities           254,700            269,783

Long-term debt                      306,484            313,107
Other liabilities                    35,117             32,992
Shareholders' equity
   Common stock                      56,988             56,988
   Additional paid-in capital        18,272             18,272
   Retained earnings                558,640            491,429
   Unearned compensation             (1,972)            (4,041)
   Accumulated other comprehensive
    loss                            (57,645)           (42,292)

                                    574,283            520,356

   Less:  Treasury stock, at cost,
   10,756 shares in 2000 and
   11,794 in 1999                  (313,429)          (343,505)
Total Shareholders' Equity          260,854            176,851

Total Liabilities and Shareholders'
Equity                            $ 857,155          $ 792,733










 The accompanying notes are an integral part of the consolidated condensed financial statements.

                               -2-
                      MILLIPORE CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
              (In thousands except per share data)
                           (Unaudited)

                              Three Months Ended     Nine Months Ended
                                 September 30,         September 30,
                                2000       1999       2000       1999

Net sales                    $239,382    $188,635   $703,153   $556,504
Cost of sales                 112,575      86,920    321,491    257,895

Gross profit                  126,807     101,715    381,662    298,609

Selling, general &
administrative expenses        68,335      64,387    209,246    189,103
Research & development
expenses                       16,214      13,305     46,215     39,012
Litigation settlement           1,500           -      1,500          -
Restructuring reversal         (1,500)     (5,200)    (1,500)    (5,200)

Operating income               42,258      29,233    126,201     75,694

Net gain on sale of
securities                          -           -      4,161          -
Interest income                 1,006         671      2,539      2,061
Interest expense               (6,436)     (7,482)   (20,729)   (22,594)

Income before income taxes     36,828      22,412    112,172     55,161

Provision for income taxes      8,102       5,435     25,343     12,312

Net income                   $ 28,726    $ 16,977   $ 86,829   $ 42,849

Net income per  share:
Basic                        $   0.62    $   0.38   $   1.90   $   0.96
Diluted                      $   0.61    $   0.37   $   1.84   $   0.95

Cash dividends declared per
share                        $   0.11    $   0.11   $   0.33   $   0.33

Weighted average shares
outstanding:
Basic                          46,073      44,994     45,742     44,617
Diluted                        47,328      45,681     47,101     45,161















 The accompanying notes are an integral part of the consolidated condensed financial statements.

                               -3-
                      MILLIPORE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                              Nine Months Ended
                                               September  30,
                                              2000         1999
Cash Flows From Operating Activities:

Net Income                                 $86,829       $42,849
Adjustments to reconcile net income to net
cash provided by operating activities:
     Restructuring reversal                 (1,500)       (5,200)
 Depreciation and amortization              34,449        33,324
 Gain on sale of securities                 (4,161)            -
 Deferred tax (benefit) provision           (5,861)        1,820
 Changes in operating assets and
 liabilities:
   Increase in accounts receivable         (31,284)      (22,833)
   (Increase) decrease in inventories      (40,085)        4,492
   Decrease in other current assets and
    other assets                             1,076         1,182
   Increase in accounts payable and accrued
    expenses                                18,384         1,774
   Decrease in accrued retirement plan
    contributions                             (738)         (725)
   Increase in accrued income taxes         15,519         6,069
   Increase in other                         2,738         3,414
Net cash provided by operating activities   75,366        66,166

Cash Flows From Investing Activities:

Additions to property, plant and equipment  (27,690)     (20,220)
Proceeds from sale of securities              7,498            -
Proceeds from sale of property                8,808            -
Investments in intangibles                        -         (225)
Net cash used in investing activities       (11,384)     (20,445)

Cash Flows From Financing Activities:

Issuance of treasury stock under stock
 plans                                       25,232        6,751
Net change in short-term debt               (43,645)      (4,890)
Dividends paid                              (15,098)     (14,659)
Change in cash held as collateral             7,605      (14,386)
Net cash used in financing activities       (25,906)     (27,184)

Effect of foreign exchange rates on cash
 and cash equivalents                       (2,787)       (2,114)
Net increase in cash and cash equivalents   35,289        16,423

Cash and cash equivalents on January 1      32,420        36,022

Cash and cash equivalents on September 30   $67,709       $52,445




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

2.Inventories:  Inventories consisted of the following:

                          September     December
                           30, 2000      31, 1999

   Raw materials             $  53.3      $  38.1
   Work in process              30.4         26.1
   Finished goods               53.9         40.8
   Total                     $ 137.6      $ 105.0


3. Property, Plant and Equipment: Accumulated depreciation on property, plant and equipment was $218.8 at September 30, 2000 and $206.9 at December 31, 1999.

4.Restructuring  Charges:  In  the third  quarter  of  1998,  the
  Company initiated a restructuring program resulting in a charge of $33.6. In the third quarter of 2000, the Company reversed $1.5 in restructuring reserves primarily related to additional proceeds from the sale of facilities. This reversal is in addition to the $5.2 restructuring reserve reversal in the third quarter of 1999 which was related to favorable experience in employee separations and lease cancellation costs. As of September 30, 2000, 615 employees, of the planned 620 employees, had left the Company. The remaining balance as of September 30, 2000 relates to employee severance payments and lease cancellation costs which will be completed by the early part of 2001.

  The following is a summary of the restructuring program reserve balances at September 30, 2000:

                                    Cash &
                      Balance at   non-cash   Reserve   Balance at
                     December 31,  activity   reversal   September
                         1999                            30, 2000
   Employee Severance $      3.5   $    1.9   $    0.5  $      1.1
   Lease cancellation
    costs                    2.5       (0.3)       1.0         1.8
   Other costs               1.6        1.4          -         0.2
   Total              $      7.6   $    3.0   $    1.5  $      3.1











                               -5-
                      MILLIPORE CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (Dollars in millions, shares in thousands)

5.   Business Segment Information: The Company has two reportable
  business   segments:  Microelectronics  and  Bioscience.    The
  Bioscience business segment was previously referred to as Biopharmaceutical & Research. The results for the Bioscience and the Microelectronics segments and for Corporate operations are presented below in "local currencies". Local currency results represent the foreign currency balances translated, in all periods presented, at Millipore's budgeted exchange rates for 2000, thus excluding the impact of fluctuations in the actual foreign currency rates. The Company's management uses this presentation for internal evaluation of the financial performance of the Company's business segments because it believes that the local currency results provides a clearer presentation of underlying business trends. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates.

                                Three Months       Nine Months
                                    Ended             Ended
                                September 30,     September 30,
   Consolidated Net Sales       2000    1999      2000    1999

   Bioscience                   $155.6  $137.0    $466.0  $420.1
   Microelectronics               90.9    53.4     250.7   143.9
   Foreign exchange               (7.1)   (1.8)    (13.5)   (7.5)
   Total net sales              $239.4  $188.6    $703.2  $556.5



                                Three Months       Nine Months
                                    Ended             Ended
   Consolidated Operating      September 30,     September 30,
   Income                       2000    1999      2000    1999

   Bioscience                  $37.4   $29.2     $111.6  $91.1
   Microelectronics             20.5     5.0       58.1   10.1
   Corporate                   (14.1)   (8.2)     (42.9) (25.9)
   Litigation settlement        (1.5)      -       (1.5)     -
   Restructuring reversal        1.5     5.2        1.5    5.2
   Foreign exchange             (1.5)   (2.0)      (0.6)  (4.8)
   Total operating income      $42.3   $29.2     $126.2  $75.7

6. Basic and Diluted Earnings Per Share: The following table sets forth the computation of basic and diluted earnings per share:

                                 Three Months      Nine Months
                                    Ended             Ended
                                September 30,     September  30,
                                 2000    1999     2000      1999

  Net income                    $28.7   $17.0     $86.8    $42.8

  For    basic   earnings   per
  share:
  Weighted average shares
   outstanding                 46,073  44,994     45,742  44,617
  Effect of dilutive
   securities-stock options     1,255     687      1,359     544

  Diluted weighted average
   shares outstanding          47,328  45,681     47,101  45,161

  Net income per share:
      Basic                     $0.62  $ 0.38     $ 1.90  $ 0.96
      Diluted                   $0.61  $ 0.37     $ 1.84  $ 0.95





                               -6-
                      MILLIPORE CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (Dollars in millions, shares in thousands)

7. Comprehensive Income: The following table presents the components of comprehensive income, net of taxes:

                                    Three Months     Nine Months
                                       Ended            Ended
                                   September 30,    September 30,
                                    2000    1999     2000    1999

  Unrealized holding gains on
   marketable securities           $ 0.8   $(0.1)   $ 7.7  $  1.1
  Reclassification adjustment for
   gains realized in net income        -       -     (4.7)   (0.3)

  Net unrealized (loss) gain on
   securities available for sale     0.8    (0.1)     3.0     0.8
  Foreign currency translation
   adjustments                      (9.1)    8.6    (18.3)   (9.1)

  Other comprehensive loss          (8.3)    8.5    (15.3)   (8.3)
  Net income                        28.7    17.0     86.8    42.8

  Total comprehensive income      $ 20.4  $ 25.5   $ 71.5  $ 34.5

8.   New Accounting Pronouncements:

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for the Company January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity and results of operations.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" which is effective for the Company beginning with the fourth quarter of 2000. SAB 101 provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and requires any changes in revenue recognition to be reported as a cumulative change in accounting principles at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes". The Company is currently in the process of evaluating the impact SAB 101 will have on the financial position or results of operations of the Company.

9.   Legal Settlement:

  In  the third quarter of 2000, the Company agreed in principle, to  settle  a  patent lawsuit and recorded  a  charge  of  $1.5 million for past royalties.


                               -7-
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Realignment
On October 3, 2000, the Company announced its plans to separate into two distinct companies by making its Microelectronics business an independent, publicly traded company. The Company is planning an initial public offering for less than 20 percent of the shares in the new Microelectronics company. Subsequent to the initial public offering, the Company plans to distribute to its shareholders the remaining shares of the common stock held by the Company. The transaction is expected to be tax-free to the Company and to its shareholders. The completion of the realignment is expected in the third quarter 2001 and is contingent upon receiving certain tax and regulatory approvals, accommodation of certain debt covenants and market conditions. The full impact of the realignment on the Company's financial position, results of operations and cash flows cannot be predicted at this time. However, certain expenses are expected to be incurred in future periods in order to implement the realignment.

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

Results of Operations
Consolidated net sales for the third quarter of 2000 were $239 million, an increase of 27% over sales for the same period last year. The Company reported earnings, excluding unusual items in both quarters, of $0.61 per share for the third quarter of 2000 compared to earnings of $0.30 per share for the third quarter of 1999. Including the unusual items in both quarters, earnings were $0.61 and $0.37 per share for the third quarter of 2000 and 1999, respectively. The unusual items included reversal of restructuring reserves in the third quarters of 2000 and 1999 and a litigation settlement in the third quarter of 2000.

The following table summarizes sales growth by business segment and geography in the third quarter of 2000 as compared to the third quarter of 1999 (U.S. dollars in millions):

                        September 30,         Sales Growth
                        2000     1999     in U.S.      Local
                                          Dollars    Currency

   Bioscience          $ 148    $ 135        9%         14%
   Microelectronics       91       54       72%         70%

       Total           $ 239    $ 189       27%         30%


   Americas            $ 105    $  78       35%         35%
   Europe                 55       57       -3%         11%
   Asia/Pacific           79       54       47%         42%

       Total           $ 239    $ 189       27%         30%


In the third quarter of 2000 the Japanese yen strengthened against the U.S. dollar by approximately 5%, while the Euro weakened against the U.S. dollar by approximately 15% compared to the third quarter of 1999. The significant weakening of the European currencies adversely affected sales growth. This was partially offset by the stronger yen and an increase in volume of yen denominated sales.


                               -8-

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Segment Results
Bioscience Segment:
Bioscience sales, in local currency, increased 14% in the third quarter of 2000 compared to the third quarter of 1999. Positive sales growth, in local currency, was reported in all geographies with the most significant growth in the Americas. Sales growth in Europe continued to be positive, although to a lesser extent than the other regions primarily due to the timing of large systems hardware sales. Sales growth was strongest for products used in life science laboratory research and in hardware and consumables used in the biopharmaceutical markets which collectively accounts for approximately 45% of the sales of this business segment.

Bioscience operating income, in local currency, increased 28% in the third quarter of 2000 over the third quarter of 1999 primarily as a result of the increased sales and manufacturing efficiencies combined with improved operating expense leverage.

Microelectronics Segment:
Microelectronics sales, in local currency, increased 70% in the third quarter of 2000 compared to the same period last year.
Sales growth was positive in all geographies with the most significant growth in Asia. Sequential quarter sales growth was 7% from the second to the third quarter of 2000.

Microelectronics operating income, in local currency, increased from $5.0 million or 9% of sales in the third quarter of 1999 to $20.5 million or 23% of sales in the third quarter of 2000. The increase is primarily due to the significant sales growth coupled with improved gross profit margins and operating expense leverage. The gross profit margins were positively impacted by both the higher sales volumes offset somewhat by new product start-up costs.

Corporate Expenses:
Corporate expenses, in local currency increased from $8.2 million to $14.1 million in the third quarter of 2000 as compared to the same quarter of the prior year. The increased expenses related primarily to additional spending due to higher sales volumes.

Consolidated Results
Gross  profit margins were 53% of sales, in local currencies,  in
the  third  quarter  of 2000 compared to 55%  in  1999.   The  2%
decline in gross profit margins reflected a higher mix of lower margin Microelectronics sales.

Selling, general and administrative expenses (SG&A), in local currencies, increased 9% in the third quarter of 2000 as compared to the third quarter of 1999. This increase is primarily attributed to increased headcount to support the higher sales volume. As a percentage of net sales, SG&A expenses in local currencies decreased approximately 5 percentage points.

Research and development (R&D) expenses, in local currencies, increased 23% in the third quarter of 2000 as compared to the third quarter of 1999. This increase is due to additional R&D program costs and increased headcounts. As a percentage of sales, R&D expenses in local currencies remained constant at 7%.

In the third quarter of 2000, the Company agreed in principle, to settle a patent lawsuit and recorded a charge of $1.5 million for past royalties.

In the third quarter of 2000 as compared to the same period of the prior year operating income, in U.S. dollars, was adversely effected by the impact of the weakened Euro offset by a stronger yen. If current foreign exchange rates remain in effect for the full fourth quarter of 2000, then foreign exchange will have a more significant negative impact on operating income as compared to the third quarter of 2000 and the fourth quarter of 1999.

Net interest expense decreased in the third quarter of 2000 as compared to the third quarter of 1999 primarily as a result of additional interest income and lower average borrowings offset by a slight increase in average rates.

In the second quarter of 2000, the Company adjusted its expected full year tax rate from operations from 21%, as reported in the first quarter of 2000, to 22%. The increase was due to improved results in countries with higher tax rates.
                               -9-

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Foreign Exchange
A substantial portion of the Company's business is conducted outside of the United States through its foreign subsidiaries and generally in local currencies. Approximately 25% of the Company's sales are derived from Europe where the U.S. dollar continued to strengthen against the Euro during the second quarter of 2000. The Company is able to partially mitigate the impact of fluctuations in the Euro by active management of cross border currency flows and material sourcing. Additionally, the Company has significant exposure to changes in the Japanese yen that cannot be mitigated through normal financing or operating activities. Accordingly, the net equity exposure to the Japanese yen is managed through the use of debt swap agreements. Generally, when the U.S. dollar strengthens against currencies in which the Company transacts its business, sales and net income will be adversely impacted.

Restructuring Charges
In the third quarter of 1998, the Company initiated a restructuring program resulting in a restructuring charge of $33.6 million. In the third quarter of 2000, the Company reversed $1.5 in restructuring reserves primarily related to additional proceeds from the sale of facilities. This reversal is in addition to the $5.2 restructuring reserve reversal in the third quarter of 1999 which was related to favorable experience in employee separations and lease cancellation costs. As of September 30, 2000, 615 employees, of the planned 620 employees, had left the Company. The remaining balance as of September 30, 2000 relates primarily to employee severance payments and lease cancellation costs which will be completed by the early part of 2001. These final costs were originally anticipated to occur at the end of 2000 and were extended to the early part of 2001 pending completion of leased facility transition work.

Capital Resources and Liquidity

Cash generated by operations in the first nine months of 2000 was $75.4 million compared to $66.2 million in the first nine months of 1999. This increase in cash flow was primarily the result of improved operating income offset by increased accounts receivable and inventories. The increase in accounts receivable was attributable to increased sales volume. Accounts receivable days sales outstanding decreased from 85 days in the third quarter of 1999 to 81 days in the third quarter of 2000. The Company continues to aggressively manage its collection activities. Inventory levels were increased to meet anticipated levels of future sales predominately in the Microelectronics business segment.

Operating cash flow generated by the Company during the first nine months of 2000 was used to invest in property, plant and equipment, pay down debt and pay dividends. The Company expects to spend approximately $45 million for property, plant and equipment during 2000. During the first nine months of 2000, the Company received $8.8 million from the sale of property, $7.5 million from the sale of securities and $25.2 million from the exercise of employee stock options.

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

Forward Looking Statements
The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward looking statements which are subject to substantial risks and uncertainties that could affect the Company's future operating results. These risks and uncertainties include, without limitation, fluctuation in foreign exchange rates, deterioration in the Company's swap positions and its impact on short term liquidity, uncertainties in the microelectronics and biosciences markets, difficulties in separating the microelectronics and biosciences businesses as well as the additional risks and uncertainties described in our Form 10-K for the year ended December 31, 1999. Events and circumstances could differ materially from the plans, intentions and expectations described in the forward-looking statements contained in this report because of the risks and uncertainties listed above or due to other reasons. We do not assume any obligation to update any forward-looking statements that we make.
                              -10-

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


                   Part II - Other Information

Item 1.  Legal Proceedings

      On July 21, 1999 Amersham Pharmacia Biotech AB ("APB") of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. On October 26, 2000 the High Court ruled that the Company's current valve does not infringe the APB patents. The Court also ruled that an earlier version of the product, discontinued in early 1998, did infringe one of APB's patents. A hearing on damages with respect to this latter product will now be scheduled. The Company does not believe, however, that any damage award will be material to its financial condition or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits
     27 Article 5 Financial Data Schedule - for the nine months ended September 30, 2000

b.   Report on Form 8-K
     No reports on Form 8-K have been filed by the Company during the fiscal quarter ended September 30, 2000.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Millipore Corporation
                              Registrant


November14, 2000              /s/Donald B. Melson
Date                          Donald B. Melson
                              Corporate Controller and Chief
                              Accounting Officer