Form 10-K
period 2000-12-31
MILLIPORE CORP
filed 2001-03-13
CIK 66479

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                For the fiscal year ended December 31, 2000 or

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

          Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Exchange on
              Title of Class                Which Registered
              --------------          -----------------------------
       Common Stock, $1.00 par value  New York Stock Exchange, Inc.

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [_]

  As of March 2, 2001, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately
$2,129,984,024 based on the closing price on that date on the New York Stock Exchange.

  As of March 2, 2001, 46,648,127 shares of the registrant's Common Stock were outstanding.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Document  Incorporated into Form 10-K
--------  ---------------------------


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Definitive Proxy Statement, dated March 16, 2001                       Part III

                                    PART I

Item 1. Business.

 The Company

  Millipore Corporation was incorporated under the laws of Massachusetts on May 3, 1954. Millipore is a market leader in the field of separations technology and develops, manufactures and sells products which are used primarily for the analysis, identification and purification of liquids and gases. In addition, Millipore sells products to monitor and control critical aspects of the manufacturing process for integrated circuits (semiconductors). Millipore's separations products are based on a variety of membrane and other technologies that effect separations through physical and chemical methods. These technologies are applied to life science research applications, including genomics, proteomics and drug discovery, as well as to general analytical laboratory applications including laboratory water purification and microbiological testing. On the process scale, these technologies are used in the biotechnology, pharmaceutical and food and beverage industries for separation, purification and sterilization applications. Millipore's technologies are also applied to the purification and control of process liquids and gases for integrated circuit ("IC") manufacturing operations. Millipore's IC process control products use electro-mechanical, pressure differential and related technologies to permit IC manufacturers to monitor and control the flow and condition of process gases used in the IC fabrication process. On the process scale, these technologies are used in the biotechnology, pharmaceutical and food and beverage industries for separation, purification and sterilization applications. Millipore's technologies are also applied to the purification and control of process liquids and gases for integrated circuit ("IC") manufacturing operations. Millipore's IC process control products use electro-mechanical, pressure differential and related technologies to permit IC manufacturers to monitor and control the flow and condition of process gases used in the IC fabrication process.

  Millipore is an integrated multinational manufacturer of its products. Millipore's role as a market leader has been recognized by independent surveys of filtration markets. Unless the context otherwise requires, the terms "Millipore" or the "Company" mean Millipore Corporation and its subsidiaries.

  On October 3, 2000, Millipore announced plans to separate into two distinct companies by making its Microelectronics business segment an independent, publicly traded company. The Company is planning an initial public offering for less than 20% of the shares of the new Microelectronics company and subsequently intends to spin-off the remaining shares to Millipore shareholders through a dividend distribution within approximately three to six months following the initial public offering. The transaction is expected to be tax-free to the Company and its shareholders and is contingent upon receiving certain tax and regulatory approvals, accommodation of certain debt covenants as well as market conditions.

 Information About Operating Segments

  Millipore operates in two business segments: Bioscience (previously referred to as Biopharmaceutical & Research) and Microelectronics. Millipore has traditionally organized its business and management structures around the markets and customers which it serves. The Bioscience segment includes products and services sold to pharmaceutical, biotechnology, and food and beverage companies, life sciences companies engaged in genomics, proteomics and drug discovery, and university, government and private laboratories and research institutes. The Microelectronics segment includes products and services sold to semiconductor fabrication companies as well as OEM and material suppliers to those companies. While there is some overlap in the products sold to each business segment, the economic environments in which these two segments operate are distinct. The Bioscience business segment is characterized by customer needs for reliability and consistency of standardized products used in validated production processes and for assured continuity and comparability of analytical results; this segment has demonstrated relatively stable patterns of revenue growth and profitability. While technical innovation is important to the Bioscience business segment, the adoption of new technologies and products often requires that a lengthy validation process be completed prior to adoption. On the other hand, the Microelectronics business segment is characterized by rapid technological change and economic cycles with dramatic shifts in revenue growth and decline with corresponding impacts on profitability.

  During 2000 approximately 63% of Millipore's net sales were made to customers in the Bioscience segment and approximately 37% to customers in the Microelectronics segment. In addition, approximately 60% of Millipore's net sales were made to customers outside the Americas. Industry and geographic segment information is discussed in Note 16 to the Millipore Corporation Consolidated Financial Statements (the "Financial Statements") included in
Item 8 below, which Note is hereby incorporated herein by reference.

 Products, Technologies and Applications

  Millipore sells approximately 25,000 products which are listed in its catalogs and are sold as standard items, systems or devices. For special applications, the Company assembles custom products, usually based upon standard modules and components. In certain instances, the Company also designs and engineers process filtration systems and process chromatography systems to meet specific needs of the customer. The Company's products also include, in some cases, proprietary software designed to operate and/or integrate certain of its other products or systems.

  Bioscience Business Segment. The products sold to customers in the Bioscience business segment include disc filters, OEM membranes, filter devices and ancillary equipment and supplies, filter-based test kits, laboratory water purification systems, cartridge filters and housings of various sizes and configurations, process liquid chromatography media and systems and process filtration systems and filter- and chromatography media-based sample preparation devices.

  The principal separation technologies utilized by products sold to Bioscience segment customers are based on membrane filters and on certain chemistries and resins as well as liquid chromatography. Membranes are used to filter either the wanted or the unwanted particulate or bacterial, molecular or viral entities from fluids. Some of the Company's newer membrane materials also use affinity, ion-exchange or electrical charge mechanisms to effect the desired separation. Membranes are incorporated into both microfiltration and ultrafiltration devices, cartridges and modules of different configurations to address a variety of customer separation needs. Liquid chromatography media is used in process chromatography systems to remove contaminants at the molecular level from biopharmaceutical products. The Company's laboratory water purification products combine membrane, resin and other separations technologies to provide ultrapure water for critical applications.

  Millipore has also introduced novel technologies and products to meet the needs of the burgeoning life sciences research industry, including sample preparation products using both membranes and chromatographic separation techniques. In addition, products based on the Company's proprietary size exclusion membrane technology have been introduced to improve speed, automation and cost-effectiveness of a number of DNA-based separations for sequencing, plasmid prep, PCR, diagnostic and microarray applications. These novel technologies are also being used for new applications in the drug discovery markets for the screening of potential drug compounds and for sample preparation in the rapidly emerging field of proteomics.

  Customers use the Company's products in the Bioscience segment to gain knowledge about a molecule, compound or microorganism by detecting, identifying and quantifying the relevant components of a fluid sample. In addition Millipore products are used for the purification of small and large volumes of critical fluids. The Company's products are also used in biopharmaceutical manufacturing and research operations to isolate and purify/separate specific components of fluid streams for analysis and to concentrate identified compounds for further processing. Bioscience segment customers use the Company's laboratory water purification products to provide ultrapure water for critical laboratory analysis and for clinical testing.

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

  Bioscience Business Segment. Major customer groups served by this business segment include pharmaceutical/biotechnology and food and beverage companies, as well as life sciences companies engaged in genomics, proteomics and drug discovery, and government, university and private laboratories and research institutes. The Company's products are used by the pharmaceutical/biotechnology industry in sterilization, including virus reduction, and sterility testing of products such as antibiotics, vaccines, vitamins and protein solutions; concentration and fractionation of biological molecules such as vaccines and blood protein products; cell harvesting; isolation and purification of compounds from complex mixtures and the purification of water for laboratory use. The Company's membrane and chromatography products also play an important role in the development of new drugs by offering customers a continuum of products capable of being scaled-up to match customer needs at different stages during the development process from laboratory research through full scale drug production. In addition, Millipore has developed and is developing products for biopharmaceutical applications in order to meet the purification requirements of the biotechnology industry. The Company also sells its analytical products, filter cartridges and laboratory water purification systems to chemical manufacturers and processors.

  Universities, governments and private and corporate research and testing laboratories, life science companies, environmental science laboratories and regulatory agencies purchase a wide range of the Company's products. Typical applications include: sample preparation; purification of proteins; cell culture, and cell structure studies and interactions; concentration of biological molecules; fractionation of complex molecular mixtures; and collection of microorganisms. The Company's water purification products are used extensively by these organizations to prepare high purity water for sensitive assays and the preparation of tissue culture media.

  The food and beverage industry uses the Company's products for quality control and process applications principally to monitor for microbiological contamination and to prevent spoilage by removal of bacteria and yeast from products such as wine, beer and bottled juices and water.

  Sales to the Bioscience business segment accounted for approximately 63% of Millipore's 2000 consolidated sales and 73% of 1999 and 1998 consolidated sales.

  Microelectronics Business Segment. Major customer groups served by this business segment include IC manufacturers and OEM manufacturers that sell a variety of equipment used in the manufacture of ICs to IC manufacturers. IC manufacturers use the Company's products to purify (by removing particles and unwanted contaminating molecules), deliver, control and monitor the liquids and gases used in the manufacturing processes of semiconductors and other microelectronics components. The Company's mass flow and pressure control products and precision liquid dispense filtration products are sold to OEM capital equipment suppliers, to semiconductor manufacturers as well as directly to manufacturers of ICs. Sales to the Microelectronics business segment accounted for approximately 37% of Millipore's 2000 consolidated sales and 27% of 1999 and 1998 consolidated sales. As noted above, this business segment has experienced historic volatility, and the effect of such volatility has, in the past, affected Millipore's sales growth.

  While no single customer is material to the Company taken as a whole, the Microelectronics business segment does rely on a relatively narrow group of customers, some of whom purchase significant quantities of the Company's products.

 Sales and Marketing

  The Company sells its products in both business segments within the United States primarily to end users through its own direct sales force and web site and, in the case of analytical and laboratory water products, to a limited extent through an independent distributor. The Company sells its products in both business segments in international markets through the sales forces of its subsidiaries and branches located in more than 30 major industrialized and developing countries as well as through independent distributors in other parts of the world. As of December 31, 2000, the Company's marketing, sales and service forces consisted of approximately 1,400 employees worldwide of which approximately 1,100 were employed in the Bioscience business segment and approximately 300 were employed in the Microelectronics business segment.

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

  The Company believes that its technical support services are important to its marketing efforts. These services include assisting in defining the customer's needs, evaluating alternative solutions, designing a specific system to perform the desired separation, training users, and assisting customers in compliance with relevant government regulations. In addition, the Company maintains a network of service centers located in the United States and in key international markets to support its Microelectronics process gas measurement/control products as well as its Bioscience laboratory water products.

 Research and Development

  In its role as a pioneer of membrane separations, Millipore has traditionally placed heavy emphasis on research and development. This emphasis has permitted Millipore to be the first company to introduce a number of major new enabling separations membranes and membrane devices examples include: nitrocellulose microfiltration membrane in 1954, compact high purity laboratory water systems in 1972, membrane based syringe filter devices in 1973, membrane based filters for intravenous drug therapy in 1975, tangential flow filtration cassette devices in 1975, polyvinylidene fluoride membrane in 1978, continuous electro-deionization water purification systems in 1988, composite ultrafiltration membranes in 1989, melt-cast PFA membranes in 1990, composite microfiltration membranes for the removal of viruses from solution in 1991, ultra-high weight polythylene membrane in 1993, high flow high efficiency metal membrane for gas filtration in 1996 and non-dewetting PTFE membrane in 1997. Over the last five years, through acquisitions, licenses and research and development investments, Millipore has expanded and diversified its technology base very significantly. For semiconductor process applications, a unique two-stage photochemical dispense system that integrates filtration with dispense and connectology was launched in 1997 and the first truly digital mass flow controller was introduced in 1999. Millipore has also focused strongly on life sciences research applications. The rapidly changing life sciences markets require novel technologies to meet the needs of high throughput sample analysis. This has led to products utilizing both membranes and chromatographic separation techniques, including an entire platform based on chromatographic media embedded in membrane structures which was introduced for the proteomics market. For biopharmaceutical manufacturing applications, process scale integrated systems have been introduced that include membrane devices and chromatography hardware, software and media. Millipore has very rapidly become a leader in chromatography hardware, and efforts are underway to develop a differentiated line of chromatography media products for the rapidly growing biotechnology market. Research and development activities include the extension and enhancement of existing separations technologies to respond to new applications, the development of new membranes and chromatography media, and the upgrading of membrane- and media-based systems to afford the user greater purification capabilities.

  Millipore performs most of its own research and development and does not provide material amounts of research services for others. Millipore's aggregate research and development expenses in 2000, 1999 and 1998 were $62.7 million, $52.1 million and $53.6 million, respectively.

  The Company has followed a practice of supplementing its internal research and development efforts by acquiring or licensing newly developed technology from unaffiliated third parties and/or acquiring distribution rights with respect thereto, when it believes it is in its long term interests to do so.

  Millipore has been granted and has licensed rights under a number of patents and has other patent applications pending both in the United States and abroad. While these patents and licenses are viewed as valuable assets, Millipore's patent position is not of material importance to its operations. Millipore also owns a number of trademarks, the most significant being "Millipore."

 Competition

  The Company faces intense competition in all of its markets. The Company believes that its principal competitors in the Bioscience business segment include Pall Corporation, Barnstead Thermolyne Corporation, Sartorius GmbH, Qiagen NV, Amersham Ph A.B. and United States Filter Corporation. The principal competitors in the Microelectronics business segment are Pall Corporation, United States Filter Corporation, Aera, MKS Instruments, Nagano, STEC, VAT, Iwaki and IDI-Cybor. Certain of the Company's competitors are larger and have greater resources than the Company. However, the Company believes that, within the markets it serves, it offers a broader line of products, making use of a wider range of separations and IC process control technologies and addressing a broader range of applications than any single competitor.

  While price is an important factor, the Company competes primarily on the basis of technical expertise, product quality and responsiveness to customer needs, including service and technical support.

 Environmental Matters

  The Company is subject to numerous federal, state and foreign laws and regulations that impose strict requirements for the control and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste. The Company is in substantial compliance with all applicable environmental requirements. Compliance with the foregoing environmental laws during 2000, 1999 and 1998 has had no material effect on the Company's capital expenditures, earnings or competitive position. Because regulatory standards under environmental laws and regulations are becoming increasingly stringent, however, there can be no assurance that future developments will not cause the Company to incur material environmental liabilities or costs.

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

  Millipore's products are made from a wide variety of raw materials which are generally available from alternate sources of supply. For certain critical raw materials, Millipore has qualified only a single source. With sufficient lead times, the Company believes it would be able to validate alternate suppliers for each of such materials.

  As of December 31, 2000, Millipore employed approximately 5,200 persons worldwide, of whom approximately 2,700 were employed in the United States and approximately 2,500 were employed overseas.

 Executive Officers of Millipore

  The following is a list, as of March 2, 2001, of the Executive Officers of Millipore, including corporate officers of Millipore Corporation and heads of Millipore's operating divisions. All of the officers of Millipore Corporation listed below were elected to serve until the first Directors Meeting following the 2001 Annual Stockholders Meeting. All of the divisional officers listed below have been appointed to the Corporate Executive Committee (the Company's senior policy setting management body).

                                                                  First Elected or Appointed
                                                                  --------------------------
                                                                  An Executive  To Present
       Name         Age                  Office                     Officer       Office
       ----         ---                  ------                   ------------ -------------
C. William Zadel     57 Chairman of the Board, President and          1996         1996
                        Chief Executive Officer of Millipore
                        Corporation

Francis J. Lunger    55 Executive Vice President and Chief            1997         2000
                        Operating Officer of Millipore
                        Corporation

Kathleen B. Allen    45 Vice President, Treasurer and Chief           2000         2000
                        Financial Officer of Millipore
                        Corporation

John E. Lary         55 Vice President of Millipore Corporation       1994         1994

Joanna Nikka         49 Vice President of Millipore Corporation       1996         1996

Jeffrey Rudin        49 Vice President and General Counsel of         1996         1996
                        Millipore Corporation; Clerk of
                        Millipore Corporation

Kevin D. Sanborn     33 Vice President of Millipore Corporation       2000         2000

Hideo Takahashi      59 Vice President of Millipore Corporation       1996         1979
                        and President of Nihon Millipore                       (As President
                                                                                 of Nihon
                                                                                 Millipore)

Dominique F. Baly    52 President, Laboratory Water Division and      2000         2001
                        Bioscience International

William C. Emhiser   46 President, Life Sciences Division             2001         2001

Vinay Goel           52 President, Membrane Technology Division       2000         2001

Jean-Marc Pandraud   47 Vice President & General Manager,             2000         1999
                        Microelectronics Divisions

Susan Vogt           47 President                                     2000         1999
                        BioPharmaceutical Division

  Mr. Zadel was elected President, Chief Executive Officer and Chairman on February 20, 1996. Mr. Zadel had been, since 1986, President and Chief Executive Officer of Ciba Corning Diagnostics Corp., a company that develops, manufactures and sells medical diagnostic products. Prior to that he was Senior Vice President of Corning Glass Works' (now Corning Inc.) Americas Operations (1985) and Vice President of Business Development (1983). Mr. Zadel currently serves on the Boards of Directors of Kulicke and Soffa Industries, Inc., Matritech, Inc., Citizens Bank of Massachusetts, the Massachusetts High Technology Council , and the American Business Conference. He is a trustee of the Boston Museum of Science. He has also served as Chairman of the Board of Directors of the Massachusetts High Technology Council (1999-2001) and as Chairman of the Health Industry Manufacturers Association (1994-1995).

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

  Mr. Lary was elected a Vice President of Millipore Corporation in November 1994, and is responsible for the Company's device manufacturing, facilities and supply chain organizations. From May of 1993 until his election as a Corporate Vice President, Mr. Lary served as Senior Vice President and General Manager of the Americas Operation. For the ten years prior to that time, he served as Senior Vice President of the Membrane Operations Division of Millipore.

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

  Mr. Sanborn was elected Vice President of Strategic Planning and Business Development of Millipore Corporation in September 2000. Prior to joining Millipore, Mr. Sanborn was a Consultant (1994-1997) and Manager (1997-2000) of Bain & Company, a global consulting firm specializing in management and business strategy development at the organizational and business unit levels. Mr. Sanborn also served as a Financial Analyst at Goldman Sachs & Co., a leading investment banking and securities firm (1989-1992). He received his Masters of Business Administration from The Amos Tuck School of Business Administration, Dartmouth College (1994) and graduated from Bowdoin College
(1989).

  Mr. Takahashi joined Millipore in 1979 as President and Chief Executive Officer of its Japanese subsidiary, Nihon Millipore Ltd. Mr. Takahashi was elected as a Vice President of Millipore Corporation on February 8, 1996.

  Mr. Baly joined Millipore's French subsidiary in 1972 as an Application Specialist. From 1984 until 1991 Mr. Baly served as Vice President and General Manager for Europe; in 1991 he was appointed President of Millipore Asia Ltd. Mr. Baly has served as the Vice President of the Analytical Divisions of Millipore from 1994 until February 2001, and was appointed to his current positions as President of the Laboratory Water Division and of Millipore Bioscience International in February 2001.

  Mr. Emhiser joined Millipore in 1997 as a result of Millipore's acquisition of Amicon Separation Science Business ("Amicon") Prior to joining Millipore, Mr. Emhiser had been with Amicon from 1991 to 1997 where he served as President from 1995 to 1997. Prior to joining Amicon, Mr. Emhiser was President and Chief Operating Officer of Gelman Sciences, Inc. from 1986 to 1990. At Millipore, Mr. Emhiser has served as Vice President & General Manager, Applied Microbiology Division (1997-1999) and Vice President & General Manager, Analytical Products Division from 1999 to February 2001. In February 2001, Mr. Emhiser was appointed to his current position as President, Life Sciences Division.

  Mr. Goel joined Millipore in 1977 as a product development engineer for high purity water products. From 1988 through 1998 Mr. Goel served as Vice President Membrane Research & Development, Analytical Laboratory. Mr. Goel served as Vice President, Corporate Technology Operations from 1999 through February 2001, and was appointed to his current position as President, Membrane Technology Division, in February 2001.

  Mr. Pandraud joined Millipore's French subsidiary in 1978 as an Application Specialist for the contamination laboratory market. From 1994 until 1999 Mr. Pandraud served as the Vice President & General Manager of the Laboratory Water Division. In July 1999 he was appointed to his current position as Vice President & General Manager, Microelectronics Divisions.

  Ms. Vogt joined Millipore in 1981 as a Financial Analyst. In 1990 Ms. Vogt was appointed Vice President of Marketing for the Analytical Division and in 1995 she was made Vice President of Marketing and Research & Development for the Analytical Division. From 1997 until 1999 she served as General Manager of the Analytical Products Division and from 1999 until January 2001 she served as Vice President & General Manager, Laboratory Water Division. In February 2001, Ms. Vogt was appointed as President, BioPharmaceutical Division.

Item 2. Properties.

  Millipore operates 14 manufacturing sites located in the United States, France, Japan, Ireland, United Kingdom, Brazil and China. The following table identifies the major production sites which are owned by Millipore, and describes the purpose, floor space and land area of each.

                                                                                   Business
                                                            Floor Space Land Area  Segment
 Location                          Facility                   Sq. Ft.     Acres     Served
 --------                          --------                 ----------- --------- ----------
 Bedford, MA        Executive Offices, research, membrane     384,000       31    Bio; Micro
                    manufacturing & warehouse
 Danvers, MA        Manufacturing, research and office         65,000       16    Bio
 Jaffrey, NH        Manufacturing, warehouse & office         177,000       31    Bio; Micro
 Cidra, Puerto Rico Manufacturing, warehouse & office         125,000       29    Bio
 Molsheim, France   Manufacturing, warehouse & office         148,000       20    Bio
 Cork, Ireland      Manufacturing                              98,000       20    Bio
 Yonezawa, Japan    Manufacturing & warehouse                 169,000        7    Bio; Micro

-------------------------------------------------------------------------------
Bio = Bioscience Business Segment
Micro = Microelectronics Business Segment

  Millipore owns a total of approximately 1.17 million square feet of facilities worldwide, which are used for office, research and development, manufacturing (including the manufacturing facilities listed above) and warehouse purposes. All of these facilities are owned in fee and are not subject to any material encumbrances.

  In addition to its owned properties, Millipore currently leases facilities throughout the world for manufacturing, sales, research, warehouse, and administrative uses. The aggregate area of rented space is approximately 1,100,000 square feet and cost was approximately $11,408,000 in 2000. The following leased facilities are the most significant:

  1. A lease of a 198,000 square foot building located on 13 acres in Allen, Texas (Dallas-Fort Worth vicinity). This lease expires in 2008 and provides for two 5-year extension options. This facility is used to support the Microelectronics business segment.

  2. A lease of premises abutting the Company's Bedford headquarters; this lease makes 75,000 square feet of building available to Millipore, provides for a term expiring in 2005 and contains rights of first refusal and options with respect to the purchase of the premises by Millipore and the sale of the premises to Millipore. This building supports both business segments.

  3. A lease of a 134,000 square foot building which is adjacent to the leased property referred to in the preceding paragraph for a term ending in 2006, with renewal options for an aggregate of 20 years, as well as a purchase option. This building is used primarily to serve the Bioscience business segment.

  4. A lease of a building of 130,000 square feet located in Burlington, Massachusetts, approximately 5 miles from Millipore's Bedford headquarters provides for a term expiring in 2002 and has a single 3-year extension option. This building supports both business segments.

  With the exception of the Allen lease described above, in the opinion of Millipore, no single lease is material to the Company's operations.

  The facilities located in Allen, Texas, Cidra, Puerto Rico and Yonezawa, Japan currently operate at approximately 70%, 50% and 70%, of capacity, respectively. All of the other above listed owned and leased major facilities are fully utilized.

  Millipore is of the opinion that all the facilities owned or leased by it are well maintained, appropriately insured, in good operating condition and suitable for their present uses.

Item 3. Legal Proceedings.

  The Company currently is not a party to any material legal proceeding and the Company knows of no material legal proceeding contemplated by any governmental authority.

  On July 21, 1999 Amersham Pharmacia Biotech AB ("APB") of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB has been granted leave to appeal this decision. The High Court also ruled that a discontinued product did infringe one of said patents. A hearing on damages will be scheduled with respect to this matter. In any event, the outcome of this suit is not expected to have a material adverse impact on the Company's financial condition or results of operations. The Company first disclosed this matter in a press release issued during the third quarter of 1999.

Item 4. Submission of Matters to a Vote of Security Holders.

  This item is not applicable.

                                    PART II

Item 5. Market for Millipore's Common Stock, and Related Stockholder Matters.

  Millipore's Common Stock, $1.00 par value, is listed on the New York Stock Exchange and is traded under the symbol "MIL". The following table sets forth, for the indicated fiscal periods, the high and low sales prices of Millipore's Common Stock (as reported on the New York Stock Exchange Composite Tape) and the dividends declared (on a per share basis). As of March 2, 2001 there were approximately 2,751 shareholders of record.

                                                                      Dividends
                                            Range of Stock Prices     Declared
                                         --------------------------- -----------
                                             2000          1999      2000  1999
                                         ------------- ------------- ----- -----
                                          High   Low    High   Low
                                         ------ ------ ------ ------ (Per Share)
First Quarter........................... $64.00 $36.63 $33.88 $23.75 $0.11 $0.11
Second Quarter.......................... $76.00 $53.00 $40.81 $23.44 $0.11 $0.11
Third Quarter........................... $76.31 $46.31 $42.13 $34.75 $0.11 $0.11
Fourth Quarter.......................... $63.13 $44.00 $40.00 $30.00 $0.11 $0.11

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

Millipore Corporation--Five-year Summary of Operations

                            2000        1999      1998      1997(2)     1996
                          --------    --------  --------    --------  --------
                             (In thousands, except per share data)
Net sales...............  $953,771    $771,188  $699,307    $758,919  $618,735
Cost of sales...........   440,132     358,169   364,467     342,237   249,443
                          --------    --------  --------    --------  --------
  Gross profit..........   513,639     413,019   334,840     416,682   369,292
Selling, general and
 administrative
 expenses...............   278,037     256,598   236,521     245,585   202,140
Research and development
 expenses...............    62,661      52,140    53,578      55,899    38,429
Purchased research &
 development expense....       --          --        --      114,091    68,311(2)
Settlement of
 litigation(1)..........     1,500         --     11,766         --        --
Restructuring items(1)..    (1,500)     (5,200)   33,641         --        --
                          --------    --------  --------    --------  --------
  Operating income
   (loss)...............   172,941     109,481      (666)      1,107    60,412
Net gain on sale of
 equity securities......     4,161(1)      --     35,594(1)    8,330     5,329
Interest income.........     3,486       3,025     3,090       2,937     2,780
Interest expense........   (26,922)    (30,155)  (29,474)    (30,484)  (11,498)
                          --------    --------  --------    --------  --------
  Income (loss) from
   continuing operations
   before income taxes..   153,666      82,351     8,544     (18,110)   57,023
Provision (benefit) for
 income taxes...........    34,472      18,023    (1,320)     20,674    13,401
                          --------    --------  --------    --------  --------
  Income (loss) from
   continuing
   operations...........   119,194      64,328     9,864     (38,784)   43,622
Loss on disposal of
 discontinued
 operations.............       --          --        --          --      2,036(3)
                          --------    --------  --------    --------  --------
Net income (loss).......  $119,194    $ 64,328  $  9,864    $(38,784) $ 41,586
                          ========    ========  ========    ========  ========
Basic net income (loss)
 per share:
  Income (loss) from
   continuing
   operations...........  $   2.60    $   1.44  $   0.22    $  (0.89) $   1.00
  Net income (loss) per
   share................  $   2.60    $   1.44  $   0.22    $  (0.89) $   0.95
Diluted net income
 (loss) per share:
  Income (loss) from
   continuing
   operations...........  $   2.53    $   1.42  $   0.22    $  (0.89) $   0.98
  Net income (loss) per
   share................  $   2.53    $   1.42  $   0.22    $  (0.89) $   0.94
Cash dividends declared
 per share..............  $   0.44    $   0.44  $   0.43    $   0.39  $   0.35
Weighted average shares
 outstanding:
  Basic.................    45,803      44,731    43,864      43,527    43,602
  Diluted...............    47,039      45,274    44,289      43,527    44,457
Financial Data
  Working capital.......  $230,836    $113,584  $ 22,383    $ 68,629  $110,573
  Total assets..........   874,925     792,733   759,323     769,963   680,305
  Long-term debt........   300,130     313,017   299,110     286,844   224,359
  Shareholders' equity..  $305,368    $176,851  $133,791    $140,809  $209,676

--------
(1)   See Notes 3, 11 and 15 of the Notes to the Financial Statements.
(2) Reflects the acquisitions of Tylan General Inc. in January 1997 and Amicon Separation Science Business in December 1996.
(3) Represents a loss on the disposal of discontinued operations related to the sale of the Company's Waters Chromatography Division and certain assets of its non-membrane bioscience business.

Note: Certain reclassifications have been made to previously reported financial data to conform with the 2000 presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with Millipore's Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-K report.

                             Business Realignment

  On October 3, 2000, Millipore announced plans to separate into two distinct companies by making its Microelectronics business segment an independent, publicly traded company. The Company is planning an initial public offering for less than 20% of the shares of the new Microelectronics company and subsequently intends to spin-off the remaining shares to Millipore shareholders through a dividend distribution within approximately three to six months following the initial public offering. The transaction is expected to be tax-free to the Company and its shareholders and is contingent upon receiving certain tax and regulatory approvals, accommodation of certain debt covenants as well as market conditions. The full impact of the realignment on the Company's financial position, results of operations and cash flows cannot be predicted at this time. However, certain expenses are expected to be incurred in future periods in order to implement the realignment. Additionally, in connection with the separation, we are currently engaged in a review of the operations and anticipate an associated restructuring charge in the first quarter of 2001.

                             Results of Operations

  The Company reported diluted earnings per share of $2.53, $1.42 and $0.22 for 2000, 1999 and 1998, respectively. Excluding unusual items, the Company would have reported diluted earnings per share of $2.48, $1.35 and $0.60 for 2000, 1999 and 1998, respectively.

  The Company initiated a restructuring program in 1998 to streamline worldwide operations and reduce the overall cost structure. This program is discussed in its entirety in Restructuring Items. Reference is also made to the discussion of Gross Margins, Gain on Sale of Equity Securities, and Legal Proceedings below for additional information related to the other unusual items on the following schedule.

                           Summary of Unusual Items:

                                               Year Ended December 31,
                                         --------------------------------------
                                            2000         1999          1998
                                         ------------ ------------ ------------
                                         (In millions, except per share data)
Cost of sales
  Write-off of inventory and
   manufacturing equipment.............  $       --   $       --   $        9.2
  Provision for excess and obsolete
   inventory...........................          --           --            6.0
                                         -----------  -----------  ------------
Impact on gross margin.................          --           --          (15.2)
Operating expenses
  Restructuring items..................         (1.5)        (5.2)         33.6
  Litigation settlements...............          1.5          --           11.8
                                         -----------  -----------  ------------
Income (loss) before income taxes......            0          5.2         (60.6)
Net gain on sale of equity securities..          4.2          --           35.6
                                         -----------  -----------  ------------
Impact on income (loss) before income
 taxes.................................          4.2          5.2         (25.0)
Tax impact of unusual items............          1.6          1.8          (8.4)
                                         -----------  -----------  ------------
Net income (loss) from unusual items...  $       2.6  $       3.4  $      (16.6)
                                         ===========  ===========  ============
Net income (loss) per share from
 unusual items.........................  $      0.05  $      0.07  $      (0.37)
                                         ===========  ===========  ============

 Local Currency Results

  The following discussion of Net Sales, Gross Profit Margins and Operating Expenses refers to revenue, margins and expenses in "local currencies". Local currency results represent the foreign currency balances translated, in all periods presented, at Millipore's 2000 budgeted exchange rates, thus excluding the impact of fluctuations in the actual foreign currency rates. The Company's management uses this presentation for internal evaluation of the financial performance of the Company's business segments because it believes that the local currency results provide a clearer presentation of the underlying business trends. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates.

 Net Sales

  Net sales, measured in U.S. dollars, increased 24% in 2000 compared to 10% in 1999. The net sales increase in 2000 as compared to 1999 was primarily due to a continued recovery in the semiconductor industry coupled with continued growth in the biopharmaceutical business offset by negative net currency effects. Growth in the Americas and Asia/Pacific regions was heavily influenced by the improvements in the semiconductor industry.

  The impact of translating sales denominated in currencies other than the U.S. dollar reduced reported sales growth by 2% in 2000. During 2000 as compared to 1999 the Japanese yen strengthened on average against the U.S. dollar by approximately 5% and the Euro weakened against the U.S. dollar on average by approximately 15%. The negative effect from the declining Euro more than offset the positive effect from the stronger yen. In 1999 the reported sales growth was positively impacted by 2% as a result of the Japanese yen which strengthened against the U.S. dollar by approximately 13% partially offset by the Euro weakening by 5%. In general, a stronger U.S. dollar will adversely affect the sales growth of both business segments. However, since the Microelectronics segment has a higher percentage of sales in Asia, strengthening of the dollar against Asian currencies will have a somewhat larger impact on that segment. Similarly, the Bioscience (previously referred to as the Biopharmaceutical & Research segment) has a higher percentage of sales in Europe than the Microelectronics segment. Therefore, strengthening of the dollar against the European currencies will have a larger impact on the Bioscience segment sales growth. Non-currency related price changes have not significantly affected the comparability of sales during the past three years.

  Sales growth by business segment and geography, measured in local currencies and U.S. dollars, is summarized in the table below.

                                      Sales Growth in      Sales Growth in
                                     Local Currencies       U.S. Dollars
                                     -------------------   ------------------
                                       2000       1999      2000       1999
                                     --------   --------   -------    -------
Bioscience..........................       10%         8%        6%         9%
Microelectronics....................       70%         9%       71%        15%
                                     --------   --------   -------    -------
  Consolidated......................       26%         8%       24%        10%
                                     --------   --------   -------    -------
Americas............................       28%        10%       28%        10%
Europe..............................       12%         3%       (1)%       (1)%
Asia/Pacific........................       40%        13%       45%        27%
                                     --------   --------   -------    -------
  Consolidated......................       26%         8%       24%        10%
                                     --------   --------   -------    -------

  Bioscience sales, measured in local currencies, increased 10% in 2000 compared to 1999. The growth was broad-based across product lines and geographies. Revenue growth was strongest for products used in life science laboratory research and in hardware and consumables used in the biopharmaceutical markets which collectively account for approximately 45 percent of the sales of this business segment. The growth in these markets resulted from increases in new biotech drugs approved and in production as well as continued strengthening in genomics and proteomics research spending.

  Bioscience sales, measured in local currencies, increased 8% in 1999 compared to 1998. The growth was broad-based across product lines and geographies. Sales growth was strongest for the biotechnology and pharmaceutical markets utilizing laboratory research applications, water filtration devices and consumable filtration products and systems used in drug production. Revenue growth from the sale of process systems was positive, although to a lesser extent than other product lines.

  Microelectronics segment sales growth measured in local currency increased 70% in 2000 compared to 1999. This growth was the result of significant improvements in the semiconductor industry and strengthening of the Asian economies, which began in 1999. Sales growth for this segment was most significant in the Americas and the Asia/Pacific region and, to a lesser extent, in Europe.

  Microelectronics segment sales growth measured in local currency increased 9% in 1999 compared to 1998. During 1999, the Company's sales growth was positively impacted by improvements in the semiconductor industry and strengthening of the Asian economies.

 Gross Profit Margins

  Gross profit margins in local currencies were 54% for 2000 and 1999, and 48% in 1998. Excluding unusual items in 1998, gross profit margins would have been 50%. The unusual items recorded in 1998 were a $9.2 million charge for the write-off of inventory and manufacturing equipment associated with product line rationalization activities and a provision of $6.0 million for excess and obsolete inventory. Gross profit margin percentages for 2000 as compared to 1999 were positively impacted by volume efficiencies and automation efficiencies in both segments offset by an increased mix of lower margin Microelectronics business. The 4 percentage point gross profit increase in 1999 versus 1998, excluding one-time items, was the result of Company-wide increased volume as well as savings realized from the restructuring initiatives, which began in the third quarter of 1998.

 Operating Expenses

  Selling, general and administrative ("S,G&A") expenses in local currencies increased 11% in 2000 and 7% in 1999. The increase in 2000 was primarily due to higher head count and related expenses needed to support sales volume and incremental variable employee compensation earned in 2000 as compared to 1999 due to improved operating performance. As a percentage of sales, S,G&A expenses in local currencies decreased approximately 4 points during 2000 to 29%. The increase in 1999 was primarily attributable to $14.7 million of incremental variable employee compensation earned in 1999 over amounts earned in the preceding year due to the relative better operating performance and lower expenses in 1998 due to cost containment programs initiated as part of the 1998 restructuring activities. The Company continues to invest in sales, service and marketing resources focused on maintaining or improving customer services, supporting the launch of new products and development of future sales initiatives aimed at improving the Company's competitive positions.

  Research and development expenses in local currencies increased 21% in 2000 due to additional R&D programs and increased headcount. As a percentage of sales, R&D expenses in local currencies declined from 6.7% in 1999 to 6.5% in 2000 due to the growth in sales during 2000. During 1999, R&D decreased 3% due to the elimination of research and development expenses for non-strategic product lines in the Microelectronics segment and the Microelectronics consolidation into the Allen, Texas facility thus eliminating duplicate operations.

  In 2000, the Company recorded a charge of $1.5 million for past royalties as part of the settlement of a patent lawsuit. Litigation settlements totaling $11.8 million were recorded in 1998 and are described under "Legal Proceedings" below.

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

  Key initiatives of the restructuring program included:

  1. Discontinuation of non-strategic product lines and rationalization of product offerings to improve product line focus. The non-strategic product lines consisted of high pressure liquid chromatography equipment, semiconductor fab monitoring and control software and various filtration devices. The rationalization of product offerings was a result of management's review which identified specific products with limited profitability or products which were inconsistent with current strategic marketing plans, such as non-standard products. These actions to improve product line focus were completed by September 30, 1998.

  2. Consolidation of certain manufacturing operations which eliminated duplicate manufacturing processes in Ireland and the U.S. The consolidation of manufacturing operations was completed in 2000.

  3. Realignment of European country organizational structure to focus on operating business units and establishment of a regional transaction service center, resulting in the consolidation of financial and administrative activities. The Company completed the transition to the service center during 1999.

  4. Reduction of administrative and management infrastructure costs in Asia through reduced facility costs and administrative positions as offices in the region were consolidated during 1998.

  5. Renegotiations of marketing, research and development and supply agreements. These agreements were amended to eliminate the cost of maintaining certain exclusivity rights and to reduce purchasing commitments for non-strategic products. These actions were completed during 1999.

  6. Streamlining of the supply chain management function through the centralization of worldwide procurement functions and the consolidation of vendors to significantly reduce the aggregate number of vendors, resulting in cost savings and shorter cycle time within the procurement function as well as materials cost reductions. These actions were completed during 1999.

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

  The Company reevaluated the accrual for the restructuring program and in the third quarter of 1999 reversed $5.2 million of the remaining balance. The reversal reflects a lower estimate for employee severance and lease cancellation costs. Although the planned number of employee positions had been eliminated, the reduction in severance cost was attributed to higher levels of attrition than originally anticipated and to impacted employees filling open positions as demand increased due to improved sales volume. During the third quarter of 2000, the Company reversed $1.5 million in restructuring reserves primarily related to additional proceeds from the sale of facilities. At December 31, 2000 $2.6 million relating primarily to final facility closure payments remains and will be paid in early 2001.

  The restructuring initiatives combined with the 1998 consolidation of the Company's Microelectronics plants resulted in the elimination of 615 positions worldwide. Notification to employees was completed in the third quarter of 1998, however a small number of these employees continued in their existing positions through 2000 with their related salary costs charged to operations as incurred. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through the early part of 2001.

  During the third quarter of 1998, the Company also recorded in Cost of Sales an incremental provision for excess and obsolete inventory of $6.0 million in response to adverse changes in demand attributable to declining business conditions in Asia and the slowdown in the semiconductor industry.

 Gain on Sale of Equity Securities

  During the second quarter of 2000, the Company sold its holdings in Oxford GlycoSciences Plc, resulting in a gain on sale of securities of $7.5 million which was partially offset by the write-off of investment holdings in a privately held U.S. company of $3.3 million.

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

 Net Interest Expense

  Net interest expense decreased $3.7 million in 2000 as compared 1999 primarily as a result of lower average borrowings and additional interest income from increased cash and cash equivalents offset by an increase in average rates. During 1999 net interest expense increased $0.7 million over 1998. This increase was due to higher average interest rates resulting from the 1998 renegotiation of the Company's revolving Credit Agreement and higher effective interest due to the impact of foreign exchange under the yen debt swap agreements which was somewhat offset by lower average borrowings.

 Provision (Benefit) for Income Taxes

  The Company's effective tax rate on net income for 2000 and 1999 was 22.4% and 21.9%, respectively, and a benefit of 15.4% in 1998. Excluding the effect of the restructuring items recorded in 1999 and 1998, the Company's tax rate on income from operations was 21%. In 2000 the Company's tax rate on income from operations increased to 22%. This increase was due to improved operating results in countries with higher tax rates.

 Earnings Per Share

  Restructuring charges and several unusual items impacted earnings per share in 2000, 1999 and 1998. The impact of these items is reflected in the Summary of Unusual Items above.

  In addition, earnings per share were positively impacted in 2000 as compared to 1999 by approximately $0.04 per share due to the impact of a stronger Yen offset by the weakening Euro. Additionally, in 1999 as compared to 1998, earnings per share were positively impacted by approximately $0.02 per share as a result of the impact of the stronger Yen offset by the weaker European currencies.

                                  Acquisition

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

 Foreign Currency Exchange Rate Risk

  The Company derives approximately 60% of its revenues from customers outside of the Americas. This business is transacted through the Company's network of international subsidiaries generally in the local currency. This exposes the Company to risks associated with changes in foreign currency that can impact revenues, net income and cash flow. Approximately 28% of the Company's sales are derived from Europe where the U.S. dollar strengthened against the Euro during 2000 and 1999. Continued strengthening of the U.S. dollar against the Euro may negatively impact the results of operations of the Company. The Company is able to partially mitigate the impact of fluctuations in the Euro by active management of cross border currency flows and material sourcing. The Company has significant exposure against the Japanese yen which strengthened against the U.S. dollar in 2000 and 1999. Generally, a stronger yen has a positive impact on results of operations. The Company is exposed to changes in the Japanese yen that can not be mitigated through normal financing or operating activities. Accordingly, the net equity exposure risk is managed through the use of debt swap agreements.

  Historically, the Company entered into foreign currency option contracts to sell yen on a continuing basis in amounts and timing consistent with the underlying currency transactions. This program was discontinued in 1999. The gains on these transactions, if any, partially offset the realized foreign exchange losses on the underlying exposure. In 1998, gains, net of premium costs, of $2.2 million were realized from these contracts and were recorded in cost of sales. All open options expired in 2000.

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

                        Capital Resources and Liquidity

  Cash flow provided from operations was $98.9 million in 2000, $105.1 million in 1999 and $51.3 million in 1998. Reported cash flow from operations was reduced by $2.4 million in 2000, $9.9 million in 1999 and $28.1 million in 1998 for costs associated with the 1998 restructuring program and the integration of acquisitions made during 1996 and 1997. Excluding the restructuring and acquisition related expenditures, cash flow from operations was $101.3 million in 2000, $115.0 million in 1999 and $79.4 million in 1998.

  The decrease in cash flow from operations in 2000 over 1999 was primarily the result of increased accounts receivable and inventories offset by improved operating income. The increase in accounts receivable was attributable to increased sales volume primarily in the United States and Asia Pacific. The increase in sales in the Asia Pacific region further impacted accounts receivable where regional business practices result in longer collection periods. Accounts receivable days sales outstanding increased from 83 days in 1999 to 84 days in 2000 primarily a result of the increased mix of Asia Pacific receivables. The Company continues to aggressively manage its collection activities. Inventory levels increased due to stocking levels of new products and efforts to increase customer service levels through increased product availability predominately in the Microelectronics business segment. Partially offsetting the impact of accounts receivable and inventory increases were increases in accounts payable and accrued expenses, also primarily due to higher business activity and variable compensation programs resulting from improved financial performance.

  The increase in cash flow from operations in 1999 over 1998, excluding the restructuring and acquisition expenditures, is primarily a result of improved income from operations, increases in accounts payable due to higher business activity in the fourth quarter of 1999, accrued expenses primarily resulting from variable compensation programs and continued asset management initiatives launched in 1998. Partially offsetting this is an increase in account receivables resulting from significantly higher sales volume in the second half of 1999 combined with the increased revenues in the Asia Pacific region. This resulted in days sales outstanding in accounts receivable increasing from 77 days in 1998 to 83 days in 1999.

  Operating cash flow generated by the Company during 2000 was used to reduce short-term debt, invest in property, plant and equipment, and pay dividends. The Company spent $52.2 million for property, plant and equipment during 2000. The $20.9 million increase versus 1999 was primarily due to additional manufacturing capacity and new laboratories for the Bioscience business. During 2000, the Company received $8.8 million from the sale of property, $7.5 million from the sale of securities and $28.0 million from the exercise of employee stock options. The Company expects capital expenditures for 2001 to be in the range of $90.0 to $95.0 million. This increase will be driven by the on-going need to add manufacturing capacity and laboratories for the Bioscience business and capital needed to provide Microelectronics a corporate headquarters and additional manufacturing capacity.

  Cash generated by the Company during 1999 was used to reduce short-term debt, to invest in property, plant and equipment and to pay dividends. Property, plant and equipment expenditures for 1999 were less than 1998 expenditures by $28.5 million primarily due expenditures in 1998 of $10.0 million for the expansion of the

Bioscience membrane manufacturing facility in Cork, Ireland and $24.4 million for the construction of the new Microelectronics manufacturing facility in Allen, Texas. This decrease was offset in part by $4.0 million for expenditures made in 1999 to complete the membrane manufacturing facility. The Company also received $9.5 million in cash for the sale of securities in Waters Corporation.

  Cash generated by the Company during 1998 was used to invest in property, plant and equipment, and to pay dividends. Property, plant and equipment expenditures for 1998 included $10.0 million spent for the expansion of the Bioscience membrane manufacturing facility in Cork, Ireland and $24.4 million spent for the construction of the new Microelectronics manufacturing facility in Allen, Texas. The total cost of the Allen facility was approximately $28.0 million.

  The Company maintains an unsecured Revolving Credit Agreement, dated January 22, 1997, with a consortium of commercial banks (the "Credit Agreement") which currently makes $250 million available to the Company. During 2000, the Company reduced its borrowings under the Credit Agreement to $52.0 million so that, at December 31, 2000, the Company had additional borrowing capacity of $198.0 million. The Credit Agreement was renegotiated during 1998 to waive defaults under certain financial covenants relating to operating cash flow and interest coverage and to permit less restrictive operating cash flow and interest coverage covenants for 1999 and a portion of 2000. The Company also agreed to an additional minimum earnings covenant as well as to increases in both the interest rate and the facility fees. As renegotiated, interest is payable under the Credit Agreement at a floating U.S. dollar deposit rate, defined as LIBOR, plus a margin in the range of 0.23 to 1.125 percent.

  The Company also has an additional $20.0 million of other short-term borrowing capacity available of which $0.5 million was outstanding at December 31, 2000.

  In November 1998 Moody's Investor Services and Standard & Poors Corporation graded the Company's debt at a rating of Ba2 and BB+, respectively. Both ratings are characterized as below "investment grade". The Company expects that these ratings may make it more difficult for the Company to access money markets should it become necessary to do so.

  In addition, the foregoing debt ratings coupled with the strengthening of the Japanese yen triggered a requirement in 1999 to provide cash collateralization under one of the Company's yen denominated debt swap agreements in the event that the net value of its position was below the net value of the counterparty's position. In the event that the Company's debt rating improves, these agreements provide for less stringent collateralization requirements. While this collateralization requirement will not impact the Company's foreign exchange exposure, it could impact short-term liquidity if there were a serious deterioration in the value of the Company's swap position. The amount of the cash collateral is dependent, among other things, on the exchange rate of the yen to the U.S. dollar; generally, as the yen strengthens, the amount of cash collateral required from the Company increases. At December 31, 2000, this cash collateralization amount was $3.2 million.

  The Company believes that its balances of cash and cash equivalents, funds available under the Credit Agreement and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over the next twelve to twenty-four months.

                                   Dividends

  The quarterly dividend was $0.11 per share throughout 2000. The Company paid dividends of $20.2 million in 2000.

                                     Euro

  On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign "legacy" currencies, and adopted the Euro as their new common legal currency.

As of that date, the Euro began trading on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. In the first quarter of 1999, the Company began invoicing certain customers and intercompany transactions in the Euro. The Company also assessed its pricing/marketing strategy in order to ensure that it remains competitive in a broader European market. It also has evaluated its cash management opportunities. Further, the Company has commenced a plan to upgrade its computer systems to enable business transactions in the Euro effective January 1, 2002.

                               Legal Proceedings

  In 2000, the Company recorded a charge of $1.5 million for past royalties as part of the settlement of a patent lawsuit.

  On July 21, 1999 Amersham Pharmacia Biotech AB ("APB") of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB has been granted leave to appeal this decision. The High Court also ruled that a discontinued product did infringe one of said patents. A hearing on damages will be scheduled with respect to this matter. In any event, the outcome of this suit is not expected to have a material adverse impact on the Company's financial condition or results of operations. The Company first disclosed this matter in a press release issued during the third quarter of 1999.

  In 1998, the Company recorded a litigation settlement of $11.8 million related to 3 matters:

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

New Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which is effective January 1, 2001 for the Company. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met.

  With respect to all derivative instruments, SFAS No. 133 requires that companies record an adjustment to record the difference between a derivative's previous carrying amount and its current fair market value as a transition adjustment. At December 31, 2000, the Company is a party to U.S. dollar to Japanese yen foreign currency fixed rate-to-fixed rate interest rate swap agreements, which are designated as a hedge of the Company's net investment exposure in its Japanese subsidiary. The Company will record a transition adjustment of $5.1 million, on January 1, 2001, to record the difference between the Company's carrying value and the fair value of this derivative. This transition adjustment will be recorded as a cumulative-effect type adjustment to other comprehensive income.

                      Business Outlook and Uncertainties

  The following statements are based on current expectations. These statements are forward looking and actual results may differ materially.

  Business Realignment: On October 3, 2000, Millipore announced plans to separate into two distinct companies by making its Microelectronics business segment an independent, publicly traded company. The Company is planning an initial public offering for less than 20% of the shares of the new Microelectronics company and subsequently intends to spin-off the remaining shares to Millipore shareholders through a dividend distribution within approximately three to six months following the initial public offering. The transaction is expected to be tax-free to the Company and its shareholders and is contingent upon receiving certain tax and regulatory approvals, accommodation of certain debt covenants as well as market conditions.

  Restructuring Charges and Separation Expenses: In connection with the separation, the Company is currently engaged in a review of operations and anticipates an associated restructuring charge in the first quarter of 2001. Costs could be incurred within both business segments to reduce manufacturing capacity, terminate certain contracts and leases and relocate operations closer to individual business segment customer base, although the specific nature and amount of the charges is not known at this time.

  Sales: The semiconductor industry in which the Microelectronics business segment participates is highly cyclical. A downturn, which began in the middle of 1996, continued into early 1999. Since then, this business segment reported eight sequential quarters of increased sales during 2000 and 1999. Recent industry results and published reports indicate that an industry wide decline has begun. We expect Microelectronics revenues to be 15% to 25% lower in the first quarter of 2001 than revenues in the fourth quarter of 2000. While some published reports suggest little or no growth for 2001; others remain optimistic that growth will return to this market in the second half of 2001. There can be no assurance as to the extent and duration of this cyclical downturn or as to its impact on Millipore, however, the Company does anticipate growth over the long term.

  The Bioscience segment has demonstrated relatively stable patterns of revenue growth. Customers in this segment, particularly those involved in the production of sterile drugs, purchase products for use in validated production processes. Accordingly, it is important to participate in the development of new drugs in order to be designed into the ultimate manufacturing process. Adoption of new technologies and products requires a lengthy validation process prior to adoption. The growth of this segment is highly dependent on the development and approval of new drugs. It is difficult to ascertain the number or timing of such approvals, however, the number of drugs at various stages in the approval process has increased over the past two years. The remaining driver of this segment is life science research and development spending. Recently published industry reports in the area of life science anticipate increased research and development spending. However the impact on the Company is unknown.

  During 1999 and 2000, the Company has seen relatively flat sales growth in the European region, in U.S. dollars, which resulted from increased sales growth, in local currencies, offset by the effect of the declining Euro. This region impacts the Bioscience segment more than the Microelectronics segment. The recent economic pressures in Europe combined with the U.S. dollar strengthening against most European currencies may continue to adversely affect the Bioscience segment in 2001. In the Asia/Pacific region, the Company has benefited principally from the strong growth of the microelectronics industry. This growth combined with the strengthening of the Yen has further contributed to the positive growth rate.

  Approximately 60 percent of the Company's sales are to customers outside of the Americas and are generally made in local currency. As previously noted, currencies had a net negative impact to both sales and earnings in 2000 as compared to 1999. This was the composite result of a stronger yen in 2000 mostly offset by the weak Euro. Since the end of 2000, the dollar has strengthened against the yen and the Euro. Therefore, if rates of exchange remain at the March 2, 2001 level, there could be a significant negative impact on sales for the first quarter and full year 2001 as compared to 2000.

  Gross Margins: The Company expects lower gross margin percentages, in local currencies, in 2001 as compared to 2000. The lower Microelectronics revenues will negatively impact margins by reduced absorption of manufacturing overhead combined with margin reductions due to sales growth for process systems which traditionally have lower gross margins, increased costs of certain raw materials and labor, continued new product start up costs and volume driven pricing arrangements. To the extent that foreign currency exchange rates relative to the U.S. dollar remain at March 2, 2001 levels, first quarter 2001 and full year margins could be significantly impacted by foreign currency exchange rate fluctuations.

  In December 1999 the Company's sole supplier of a critical raw material used in the manufacture of one type of membrane incorporated into products sold by the Bioscience business segment advised the Company that it would discontinue manufacture of that raw material during the second half of 2000. In the second quarter of 2000 the Company established supply arrangements with a successor company to the former supplier of this raw material. In addition, the Company is in the process of identifying alternative sources of supply of this material. The Company believes that these arrangements will provide an adequate source of supply for this raw material.

  Operating Expenses: Without the impact of the spin-off of Microelectronics and any assumed restructuring charge, the Company expects that operating expenses in local currencies, as a percentage of sales, in 2001 will be greater than the percentage achieved in the previous year primarily as a result of the lower Microelectronics revenues.

  Interest Expense: The Company expects net interest expense in 2001 will be slightly lower than 2000 as a result of lower average debt.

  Provision for Income Taxes: The effective tax rate in 2001, is projected to be approximately 23%, or 1% greater than the effective rate for 2000, excluding unusual items. The tax rate estimate is based on the Company's current expectations for 2001 income, current tax law and the expectation that the Company's revenues could reflect a higher proportion of income generated by products manufactured in the United States, and therefore is subject to change. Additionally, the impact of the spin-off on the overall tax rate can't be determined at this time. Further, in the event that the Company's cash needs significantly increase above those currently projected and exceed the resources identified under Capital Resources and Liquidity above, then an additional upward influence on the Company's tax rate could develop if the Company were required to repatriate cash from certain foreign operations.

  Capital Spending: The Company expects to spend between $90 to $95 million for fixed asset additions in 2001. This increase will be driven by the on-going need to add manufacturing capacity and laboratories for the Bioscience business and capital needed to provide Microelectronics a corporate headquarters and additional manufacturing capacity. The Company will continue to invest in tooling within its manufacturing plants, upgrades of its research and development labs and in information technology. Accordingly, the Company also expects that 2001 depreciation expense will be higher than reported in 2000.

  Capital Resources and Liquidity: The Company intends to liquidate its yen denominated debt swap agreement in the first quarter of 2001. At current rates of exchange, the impact on liquidity is approximately $3.0 million.

                          Forward-Looking Statements

  The matters discussed in this Form 10-K Annual Report, as well as in future oral and written statements by management of the Company, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. When used herein or in such statements, the words "anticipate", "believe", "estimate", "expect", "may", "will", "should" or the negative thereof and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. In addition to the matters discussed herein, potential risks and uncertainties that could affect the Company's future operating results include, without limitation, difficulties in the successful separation of the Microelectronics and Bioscience business segments; foreign exchange rates; increased regulatory concerns on the part of the biopharmaceutical industry; further consolidation of drug manufacturers; competitive factors such as new membrane technology and/or a new method of chip manufacture which relies less heavily on purified chemicals and gases; availability of raw materials or component products on a timely basis; inventory risks due to shifts in market demand; change in product mix; conditions in the economy in general, and in the Microelectronics and Bioscience markets in particular; potential environmental liabilities; the inability to utilize technology in current or planned products due to overriding rights by third parties; difficulties inherent in research and development activities; and the other risk factors described elsewhere in this Form 10-K Annual Report, and in particular the matters described in Item 1 above under the heading "Environmental Matters". Specific reference is also made to the risks and uncertainties described in the Registration Statement on Form S-3 (Registration 333-80781) filed by the Company in connection with its offering of 660,000 shares of its Common Stock, $1.00 par value in November 1999 (in particular, to those risks described under "Risk Factors") and to the Registration Statement on Form S-3 (Registration 333-23025) filed by the Company in connection with its offering of $300 million of Debt Securities in May 1997 (in particular, to those risks described under "Factors Which May Affect Future Results"). See also "Legal Proceedings" and "Business Outlook and Uncertainties" above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  The information called for by this item is set forth under the heading "Market Risk" in Management's Discussion and Analysis contained in Item 7 above which information is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

  The information called for by this item is set forth in the Financial Statements at the end of this report commencing at the pages indicated below:

  Consolidated Statements of Income for the years ended December 31, 2000,
   1999 and 1998...........................................................  31
  Consolidated Balance Sheets at December 31, 2000 and 1999................  32
  Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 2000, 1999 and 1998........................................  33
  Consolidated Statements of Cash Flows for the years ended December 31,
   2000, 1999 and 1998.....................................................  34
  Notes to Consolidated Financial Statements...............................  35
  Report of Independent Accountants........................................  54
  Quarterly Results (Unaudited)............................................  55

  All of the foregoing Financial Statements are hereby incorporated by reference.

Item 9. Disagreements on Accounting and Financial Disclosure.

  This item is not applicable.

                                   PART III

Item 10. Directors and Executive Officers of Millipore.

  The information called for by this item with respect to registrant's directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 as amended is set forth under the captions "Management and Election of Directors--Nominees for Election as Directors" and "Ownership of Millipore Common Stock--Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held on April 26, 2001, and to be filed with the Securities and Exchange Commission on or about March 16, 2001, which information is hereby incorporated herein by reference.

  Information called for by this item with respect to registrant's executive officers is set forth under "Executive Officers of Millipore" in Item 1 of this report.

Item 11. Executive Compensation.

  The information called for by this item is set forth under the caption "Executive Compensation" in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held on April 26, 2001, and to be filed with the Securities and Exchange Commission on or about March 16, 2001, which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information called for by this item is set forth under the caption "Ownership of Millipore Common Stock--Management Ownership of Millipore Common Stock" in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held April 26, 2001, and to be filed with the Securities and Exchange Commission on or about March 16, 2001, which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  The information called for by this item with respect to registrant's directors' relationships and related transactions is set forth under the caption "Certain Relationships and Related Transactions" in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held on April 26, 2001, and to be filed with the Securities and Exchange Commission on or about March 16, 2001, which information is hereby incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) The following documents are filed as a part of this Report:

1. Financial Statements.

  The following Financial Statements are filed as part of this report:
    Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998
    Consolidated Balance Sheets at December 31, 2000 and 1999
    Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 2000, 1999 and 1998
    Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
    Notes to Consolidated Financial Statements
    Report of Independent Accountants
    Quarterly Results (Unaudited)

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

3. List of Exhibits.

  A. The following exhibits are incorporated by reference:

  Reg. S-K
 Item 601(b)                                              Referenced Document on
  Reference          Document Incorporated               file with the Commission
 -----------         ---------------------               ------------------------
 (3) (i)     Restated Articles of Organization, as  Form 10-K Report for year
             amended May 6, 1996                    ended December 31, 1996
                                                    [Commission File No. 0-
                                                    1052]

    (ii)     By Laws, as amended                    Form 10-K Report for year
                                                    ended December 31, 1990
                                                    [Commission File No. 0-
                                                    1052]

 (4)         Indenture dated as of May 3, 1995,     Registration Statement on
             relating to the issuance of            Form S-4 (No. 33-58117)
             $100,000,000 principal amount of the
             Company's 6.78% Senior Notes due 2004

 (4)         Indenture dated as of April 1, 1997,   Registration Statement on
             relating to the issuance of Debt       Form S-3 (No. 333-23025)
             Securities in Series

  Reg. S-K
 Item 601(b)                                              Referenced Document on
  Reference          Document Incorporated               file with the Commission
 -----------         ---------------------               ------------------------
 (10)        Shareholder Rights Agreement dated as  Form 8-K Report for
             of April 15, 1988, as amended and      April, 1998 [Commission
             restated April 16, 1998 between        File No. 0-1052]
             Millipore and The First National Bank
             of Boston

             Distribution Agreement, dated as of    Form 10-K Report for the
             July 1, 1996, by and among the Company year ended December 31,
             and Fisher Scientific Company          1996 [Commission File No.
                                                    0-1052]

             Revolving Credit Agreement, dated as   Form 10-K Report for the
             of January 22, 1997, among Millipore   year ended December 31,
             Corporation and The First National     1996 [Commission File No.
             Bank of Boston, ABN AMRO Bank N.V. and 0-1052]
             certain other lending institutions

             Second Amendment, effective as of      Form 10-K Report for the
             September 30, 1998, to Revolving       year ended December 31,
             Credit Agreement, dated as of January  1998 [Commission File No.
             22, 1997, among Millipore Corporation  0-1052]
             and The First National Bank of Boston,
             ABN AMRO Bank N.V. and certain other
             lending institutions

             Note Purchase and Exchange Agreement,  Form 10-K Report for the
             as amended through November 2, 1998,   year ended December 31,
             between Millipore Corporation and      1998 [Commission File No.
             Metropolitan Life Insurance Company    0-1052]

             Form of letter agreement with          Form 10-K Report for the
             directors relating to the deferral of  year ended December 31,
             directors fees and conversion into     1998 [Commission File No.
             phantom stock units*                   0-1052]

             1989 Stock Option Plan for Non-        Form 10-K Report for the
             Employee Directors*                    year ended December 31,
                                                    1998 [Commission File No.
                                                    0-1052]

             Commercial Lease Agreement between EBP Form 10-K Report for the
             3, Ltd. and Millipore Corporation with year ended December 31, respect to Premises located in Allen,  1998 [Commission File No.
             TX                                     0-1052]

             ISDA Master Agreement, dated January   Form 10-K/A Report for
             27, 1994, as amended, with Morgan      the year ended December
             Guaranty Trust Company of New York     31, 1998 [Commission File
                                                    No. 0-1052]

             Standard Executive Termination         Form 10-K Report for the
             Agreement, as amended*                 year ended December 31,
                                                    1999 [Commission File No.
                                                    0-1052]

             Millipore Corporation 1999 Stock       Form 10-K Report for the
             Incentive Plan*                        year ended December 31,
                                                    1999 [Commission File No.
                                                    0-1052]

             Millipore Corporation 1995 Employees'  Form 10-K Report for the
             Stock Purchase Plan, as amended*       year ended December 31,
                                                    1999 [Commission File No.
                                                    0-1052]


   Reg. S-K
  Item 601(b)                                               Referenced Document on
   Reference           Document Incorporated               file with the Commission
  -----------          ---------------------               ------------------------
 (10) [Cont'd] Millipore Corporation 1999 Stock       Form 10-K Report for the
               Option Plan for Non-Employee           year ended December 31,
               Directors*                             1999 [Commission File
                                                      No. 0-1052]

               Employment and Relocation Agreement,   Form 10-K Report for the
               dated November 10, 1999, between       year ended December 31,
               Millipore Corporation and Michael P.   1999 [Commission File
               Carroll*                               No. 0-1052]

--------
* A "management contract or compensatory plan"

 B. The following exhibits are filed herewith:

  Reg. S-K
 Item 601(b)
  Reference                       Documents Filed Herewith
 -----------                      ------------------------
             Millipore Corporation 2000 Deferred Compensation Plan for Senior
    (10)     Management*

             Standard Deferred Compensation Plan Agreement*

             Supplemental Savings and Retirement Plan for Key Salaried
             Employees of Millipore Corporation, as amended*

             2000 Management Incentive Plan*

    (21)     Subsidiaries of Millipore

    (23) Consent of Independent Accountants relating to the incorporation of their report on the Consolidated Financial Statements into Company's Securities Act Registration Nos. 2-72124, 2-85698, 2-
             91432, 2-97280, 33-37319, 33-37323, 33-11790, 33-59005, 33-10801,
             333-79227, 333-90127 and 333-30918 on Form S-8, Securities Act
             Registration Nos. 2-84252, 33-9706, 33-22196, 33-47213, 333-23025
             and 333-80781 on Form S-3, and Securities Act Registration No. 33-
             58117 on Form S-4

    (24)     Power of Attorney

--------
* A "management contract or compensatory plan"

  (b) Reports on Form 8-K.

  No reports on Form 8-K have been filed by Registrant during the last quarter of the fiscal year ended December 31, 2000.

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

                                          Millipore Corporation

Dated: March 9, 2001                                 /s/ Jeffrey Rudin
                                          By: _________________________________
                                               Jeffrey Rudin, Vice President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ C. William Zadel          Chairman, President, Chief    March 9, 2001
______________________________________  Executive Officer, and
           C. William Zadel             Director

        /s/ Kathleen B. Allen          Vice President, Treasurer     March 9, 2001
______________________________________  and Chief Financial
          Kathleen B. Allen             Officer

         /s/ Donald B. Melson          Corporate Controller          March 9, 2001
______________________________________  (Chief Accounting
           Donald B. Melson             Officer)

          /s/ Daniel Bellus*           Director                      March 9, 2001
______________________________________
            Daniel Bellus

        /s/ Robert C. Bishop*          Director                      March 9, 2001
______________________________________
           Robert C. Bishop

       /s/ Robert E. Caldwell*         Director                      March 9, 2001
______________________________________
          Robert E. Caldwell

      /s/ Maureen A. Hendricks*        Director                      March 9, 2001
______________________________________
         Maureen A. Hendricks

          /s/ Mark Hoffman*            Director                      March 9, 2001
______________________________________
             Mark Hoffman

         /s/ Thomas O. Pyle*           Director                      March 9, 2001
______________________________________
            Thomas O. Pyle

         /s/ Richard J. Lane*          Director                      March 9, 2001
______________________________________
           Richard J. Lane

          /s/ John F. Reno*            Director                      March 9, 2001
______________________________________
             John F. Reno

          /s/ Jeffrey Rudin            Director                      March 9, 2001
 *By:  ______________________________
   Jeffrey Rudin, Attorney-in-Fact

                             MILLIPORE CORPORATION

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income for the years ended December 31, 2000,
 1999 and 1998............................................................  31

Consolidated Balance Sheets at December 31, 2000 and 1999.................  32

Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 2000, 1999 and 1998.........................................  33

Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998......................................................  34

Notes to Consolidated Financial Statements................................  35

Report of Independent Accountants.........................................  54

Quarterly Results (Unaudited).............................................  55

                             MILLIPORE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    Year ended December 31
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                   (In thousands except per
                                                         share data)
Net sales........................................ $953,771  $771,188  $699,307
Cost of sales....................................  440,132   358,169   364,467
                                                  --------  --------  --------
    Gross profit.................................  513,639   413,019   334,840
Selling, general and administrative expenses.....  278,037   256,598   236,521
Research and development expenses................   62,661    52,140    53,578
Restructuring items..............................   (1,500)   (5,200)   33,641
Settlement of litigation.........................    1,500       --     11,766
                                                  --------  --------  --------
    Operating income (loss)......................  172,941   109,481      (666)
Net gain on sale of equity securities............    4,161       --     35,594
Interest income..................................    3,486     3,025     3,090
Interest expense.................................  (26,922)  (30,155)  (29,474)
                                                  --------  --------  --------
Income before income taxes.......................  153,666    82,351     8,544
Provision (benefit) for income taxes.............   34,472    18,023    (1,320)
                                                  --------  --------  --------
Net income....................................... $119,194  $ 64,328  $  9,864
                                                  ========  ========  ========
Net income per share
  Basic.......................................... $   2.60  $   1.44  $   0.22
  Diluted........................................ $   2.53  $   1.42  $   0.22
Weighted average shares outstanding..............
  Basic..........................................   45,803    44,731    43,864
  Diluted........................................   47,039    45,274    44,289


   The accompanying notes are an integral part of the consolidated financial statements

                             MILLIPORE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                                                            (In thousands)
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $  55,186  $  32,420
  Cash held as collateral................................     3,212     18,640
  Accounts receivable (less allowance for doubtful
   accounts of $4,330 in 2000 and $4,323 in 1999)........   232,283    195,751
  Inventories............................................   146,691    105,040
  Deferred income taxes..................................    21,631     24,420
  Other current assets...................................     6,480      7,096
                                                          ---------  ---------
    Total current assets.................................   465,483    383,367
Property, plant and equipment, net.......................   233,604    230,528
Deferred income taxes....................................    93,980     85,402
Intangible assets (less accumulated amortization of
 $34,505 in 2000 and $25,683 in 1999)....................    61,853     70,238
Other assets.............................................    20,005     23,198
                                                          ---------  ---------
    Total assets......................................... $ 874,925  $ 792,733
                                                          =========  =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable.......................................... $  52,544  $ 115,645
  Accounts payable.......................................    69,770     63,053
  Accrued compensation...................................    44,308     39,249
  Other accrued expenses.................................    34,325     34,263
  Dividends payable......................................     5,319      4,970
  Accrued retirement plan contributions..................     8,244      7,333
  Accrued income taxes payable...........................    20,137      5,270
                                                          ---------  ---------
    Total current liabilities............................   234,647    269,783
Long-term debt...........................................   300,130    313,107
Other liabilities........................................    34,780     32,992
Commitments and contingent liabilities...................       --         --
Shareholders' equity:
  Common stock, par value $1.00 per share, 120,000 shares
   authorized; 56,988 shares issued as of December 31,
   2000 and 1999.........................................    56,988     56,988
  Additional paid-in capital.............................    30,546     18,272
  Retained earnings......................................   586,795    491,429
  Unearned compensation..................................    (4,490)    (4,041)
  Accumulated other comprehensive loss...................   (55,791)   (42,292)
                                                          ---------  ---------
                                                            614,048    520,356
  Less: Treasury stock at cost, 10,594 and 11,794 shares
   as of December 31, 2000 and 1999, respectively........  (308,680)  (343,505)
                                                          ---------  ---------
    Total shareholders' equity...........................   305,368    176,851
                                                          ---------  ---------
Total liabilities and shareholders' equity............... $ 874,925  $ 792,733
                                                          =========  =========

   The accompanying notes are an integral part of the consolidated financial statements

                             MILLIPORE CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years Ended December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)

                                                                             Accumulated Other
                     Common Stock                                       Comprehensive Income (Loss)         Treasury Stock
                    --------------                                   -----------------------------------   ------------------
                                   Additional                         Unrealized
                             Par    Paid-in   Retained    Unearned    gain (loss)  Translation
                    Shares  Value   Capital   Earnings  Compensation on securities Adjustments   Total     Shares     Cost
                    ------ ------- ---------- --------  ------------ ------------- -----------  --------   -------  ---------
Balance at
 December 31,
 1997............   56,988 $56,988  $10,927   $484,442    $ (2,338)     $18,115     $(39,835)   $(21,720)  (13,291) $(387,490)
                    ====== =======  =======   ========    ========      =======     ========    ========   =======  =========
Comprehensive
 income:
 Net income......                                9,864
 Unrealized
  holding gains
  arising during
  period, net of
  tax of $6,564..                                                         9,846
 Less:
  reclassification
  adjustment for
  gains realized
  in net income,
  net of tax of
  $7,475.........                                                       (28,119)
                                                                        -------
 Net unrealized
  loss on
  securities
  available for
  sale, net of
  tax of
  $(12,182)......                                                       (18,273)                 (18,273)
 Translation
  adjustments....                                                                     12,325      12,325
 Total
  comprehensive
  income.........
Cash dividends
 declared, $0.43
 per share.......                              (18,905)
Stock issued
 under stock
 plans...........                               (2,655)     (1,579)                                            370     10,552
Amortization of
 unearned
 compensation....                                              800
U.S. tax benefit
 from stock plan
 activity........                       853
                                    -------   --------    --------      -------     --------    --------   -------  ---------
Balance at
 December 31,
 1998............   56,988 $56,988  $11,780   $472,746    $ (3,117)     $ ( 158)    $(27,510)   $(27,668)  (12,921) $(376,938)
                    ====== =======  =======   ========    ========      =======     ========    ========   =======  =========
Comprehensive
 income:
 Net income......                               64,328
 Unrealized
  holding gains
  arising during
  period, net of
  tax of $325....                                                         1,221
 Less:
  reclassification
  adjustment for
  gains realized
  in net income,
  net of tax of
  $63............                                                          (238)
                                                                        -------
 Net unrealized
  gains on
  securities
  available for
  sale, net tax
  of $262........                                                           983                      983
 Translation
  adjustments....                                                                    (15,607)    (15,607)
 Total
  comprehensive
  income.........
Cash dividends
 declared, $0.44
 per share.......                              (19,736)
Stock issued
 under stock
 plans...........                               (3,189)     (2,144)                                            467     13,516
Amortization of
 unearned
 compensation....                                            1,220
Shares issued to
 pooled company..                     4,763    (22,720)                                                        660     19,917
U.S. tax benefit
 from stock plan
 activity........                     1,729
                                    -------   --------    --------      -------     --------    --------   -------  ---------
Balance at
 December 31,
 1999............   56,988 $56,988  $18,272   $491,429    $( 4,041)     $   825     $(43,117)   $(42,292)  (11,794) $(343,505)
                    ====== =======  =======   ========    ========      =======     ========    ========   =======  =========
Comprehensive
 income:
 Net income......                              119,194
 Unrealized
  holding gains
  arising during
  period, net of
  tax of $1,884..                                                         6,681
 Less:
  reclassification
  adjustment for
  gains realized
  in net income,
  net of tax of
  $1,661.........                                                        (5,890)
                                                                        -------
 Net unrealized
  gains on
  securities
  Available for
  sale, net tax
  of $223........                                                           791                      791
 Translation
  adjustments....                                                                     (14,290)    (14,290)
 Total
  comprehensive
  income.........
Cash dividends
 declared, $0.44
 per share.......                              (20,321)
Stock issued
 under stock
 plans...........                               (3,507)     (3,041)                                          1,200     34,825
Amortization of
 unearned
 compensation....                                            2,592
U.S. tax benefit
 from stock plan
 activity........                    12,274
                                    -------   --------    --------      -------     --------    --------   -------  ---------
Balance at
 December 31,
 2000............   56,988 $56,988  $30,546   $586,795    $( 4,490)     $ 1,616     $(57,407)   $(55,791)  (10,594) $(308,680)
                    ====== =======  =======   ========    ========      =======     ========    ========   =======  =========
                        Total
                    Shareholders'
                       Equity
                    -------------
Balance at
 December 31,
 1997............     $140,809
                    =============
Comprehensive
 income:
 Net income......        9,864
 Unrealized
  holding gains
  arising during
  period, net of
  tax of $6,564..
 Less:
  reclassification
  adjustment for
  gains realized
  in net income,
  net of tax of
  $7,475.........
 Net unrealized
  loss on
  securities
  available for
  sale, net of
  tax of
  $(12,182)......      (18,273)
 Translation
  adjustments....       12,325
                    -------------
 Total
  comprehensive
  income.........        3,916
Cash dividends
 declared, $0.43
 per share.......      (18,905)
Stock issued
 under stock
 plans...........        6,318
Amortization of
 unearned
 compensation....          800
U.S. tax benefit
 from stock plan
 activity........          853
                    -------------
Balance at
 December 31,
 1998............     $133,791
                    =============
Comprehensive
 income:
 Net income......       64,328
 Unrealized
  holding gains
  arising during
  period, net of
  tax of $325....
 Less:
  reclassification
  adjustment for
  gains realized
  in net income,
  net of tax of
  $63............
 Net unrealized
  gains on
  securities
  available for
  sale, net tax
  of $262........          983
 Translation
  adjustments....      (15,607)
                    -------------
 Total
  comprehensive
  income.........       49,704
Cash dividends
 declared, $0.44
 per share.......      (19,736)
Stock issued
 under stock
 plans...........        8,183
Amortization of
 unearned
 compensation....        1,220
Shares issued to
 pooled company..        1,960
U.S. tax benefit
 from stock plan
 activity........        1,729
                    -------------
Balance at
 December 31,
 1999............     $176,851
                    =============
Comprehensive
 income:
 Net income......      119,194
 Unrealized
  holding gains
  arising during
  period, net of
  tax of $1,884..
 Less:
  reclassification
  adjustment for
  gains realized
  in net income,
  net of tax of
  $1,661.........
 Net unrealized
  gains on
  securities
  Available for
  sale, net tax
  of $223........          791
 Translation
  adjustments....      (14,290)
                    -------------
 Total
  comprehensive
  income.........      105,695
Cash dividends
 declared, $0.44
 per share.......      (20,321)
Stock issued
 under stock
 plans...........       28,277
Amortization of
 unearned
 compensation....        2,592
U.S. tax benefit
 from stock plan
 activity........       12,274
                    -------------
Balance at
 December 31,
 2000............     $305,368
                    =============

   The accompanying notes are an integral part of the consolidated financial statements

                             MILLIPORE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year ended December 31
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                        (In thousands)
Cash Flows from Operating Activities:
 Net income...................................... $119,194  $ 64,328  $  9,864
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Restructuring items............................   (1,500)   (5,200)   42,816
  Net gain on sale of equity securities..........   (4,161)      --    (35,594)
  Depreciation and amortization..................   46,145    44,291    44,409
  Deferred income tax provision (benefit)........    1,305     5,673   (12,762)
  Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable....  (50,803)  (39,259)   32,327
   (Increase) decrease in inventories............  (48,072)     (663)   21,053
   Decrease in other current assets..............      369        44     3,558
   (Increase) in other assets....................     (492)   (3,472)   (1,952)
   Increase (decrease) in accounts payable and
    accrued expenses.............................   18,738    30,244   (38,177)
   Increase (decrease) in accrued retirement plan
    contributions................................    1,060       602      (342)
   Increase (decrease) in accrued income taxes...   14,007     3,369   (14,713)
   Other.........................................    3,082     5,102       808
                                                  --------  --------  --------
    Net cash provided by operating activities....   98,872   105,059    51,295
Cash Flows from Investing Activities:
 Additions to property, plant and equipment......  (52,218)  (31,271)  (59,787)
 Additions to intangible assets..................      --     (1,201)   (3,953)
 Net cash used by discontinued businesses........      --        --     (2,255)
 Proceeds from sale of property..................    8,808       --        --
 Proceeds from sale of securities................    7,498     9,500    35,594
                                                  --------  --------  --------
    Net cash used in investing activities........  (35,912)  (22,972)  (30,401)
 Cash Flows from Financing Activities:
  Issuance of treasury stock under stock plans...   28,012     8,574     6,274
  Net change in short-term debt..................  (63,101)  (55,695)    5,821
  Cash held as collateral........................   15,428   (18,640)      --
  Dividends paid.................................  (20,193)  (19,614)  (18,427)
                                                  --------  --------  --------
    Net cash used in financing activities........  (39,854)  (85,375)   (6,332)
 Effect of foreign exchange rates on cash and
  cash equivalents...............................     (340)     (314)    1,191
                                                  --------  --------  --------
 Net increase (decrease) in cash and cash
  equivalents....................................   22,766    (3,602)   15,753
 Cash and cash equivalents on January 1..........   32,420    36,022    20,269
                                                  --------  --------  --------
 Cash and cash equivalents on December 31........ $ 55,186  $ 32,420  $ 36,022
                                                  ========  ========  ========

   The accompanying notes are an integral part of the consolidated financial statements

                             MILLIPORE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands except share and per share data)

1. Summary of Significant Accounting Policies

 Nature of Operations

  Millipore Corporation and its subsidiaries are engaged primarily in the development, manufacture and sale of products which are based on separations technology and which are used for the analysis, identification and purification of liquids and gases. Millipore also generates revenues from the manufacture and sale of products based on electro-mechanical and pressure differential technologies to monitor and control critical aspects of the manufacturing process for integrated circuits (semiconductors). Millipore is an integrated multinational manufacturer and markets its products throughout the world. The principal customer groups to which the Company's products are sold include pharmaceutical companies, biotechnology companies, food and beverage companies, university and government, life science research companies, laboratories and research institutes as well as semiconductor fabrication companies and OEM and material suppliers to the semiconductor industry.

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

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


  The Company capitalizes internal use software development costs. These costs, which are included in Production and Other Equipment, are amortized on a straight-line basis over the estimated useful lives of the related software, generally three to five years.

  The estimated useful lives of the Company's depreciable assets are as follows:

   Leasehold Improvements..  The shorter of the life of the improvement or the life of the lease
   Buildings and
    Improvements...........  10-40 years
   Production and Other
    Equipment..............  3-15 years

 Intangible Assets

  Intangible assets, primarily acquired through the acquisitions of Amicon Separation Science Business in 1996 and Tylan General, Inc. in 1997, consist primarily of patented and unpatented technology, trade names, licenses and goodwill. The assets are recorded at cost and amortized on a straight-line basis over periods ranging from 3 to 20 years. On a periodic basis the value of the intangible assets is reviewed to determine if impairment has taken place due to changed business conditions or technological obsolescence. The amount of such impairment, if any, is computed by comparing the discounted future cash flows associated with the underlying intangible asset to the then current net book value. If an impairment exists, the net book value of the intangible asset is reduced accordingly.

 Marketable Securities

  The Company's investments in equity securities are categorized as available-for-sale as defined by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Equity securities are included in Other Assets in the accompanying consolidated balance sheets and are recorded at fair value. The cost of each investment is determined primarily on a specific identification method. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of accumulated other comprehensive income (loss). As of December 31, 2000, marketable securities had a fair value of $3,254 and a cost of $1,088.

 Financial Instruments

  The Company has entered into U.S. dollar to Japanese yen debt swap agreements and had entered into foreign exchange option contracts to manage interest and foreign currency exchange rate exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

  The cash differential paid or received under the interest rate component of the debt swap agreements are accrued and recognized as an adjustment to interest expense. Net amounts receivable or payable to counterparties are included in Long-Term Debt. Cash flows related to the interest rate swap are classified as part of Operating Activities in the Consolidated Statement of Cash Flows consistent with the interest payments on the underlying debt. The U.S. dollar to Japanese yen swap is designated as a hedge of the Company's net investment exposure. Unrealized gains and losses are recorded as an adjustment of the underlying Long-Term Debt and the cumulative Translation Adjustments in Shareholders' Equity.

  The Company had entered into option contracts to hedge against significant fluctuations in the value of the U.S. dollar versus the Japanese yen. Gains realized on the exercise of the option contracts are recorded as an

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)

offset to the loss on the underlying transactions. Contract premiums are recorded in Other Current Asset and amortized over the term of the contract. The realized gains and the amortization of the contract premiums are recorded in cost of sales. Cash flows related to the exercise of the option contracts are included in Operating Activities in the Consolidated Statement of Cash Flows. At December 31, 2000, there were no outstanding option contracts.

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

 Net Income Per Share

  Basic net income per share is calculated by dividing the net income for the period by the weighted average number of shares outstanding for the period. Diluted net income per share is calculated by considering the impact of common stock equivalents (outstanding stock options and restricted stock) as if they were converted into common stock at the beginning of the period. Common stock equivalents are not included in periods of net losses as they are anti-dilutive.

 Revenue Recognition

  Revenue is recognized when contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. Certain contract revenues associated with the Company's process equipment business are recorded on the percentage of completion method. Revenue is recognized based on the ratio of hours expended compared to the total estimated hours to complete the construction of the process equipment. The cumulative impact of any revisions in estimates of the percent complete is reflected in the period in which the changes become known. Revenue from services is recognized when the services are provided.

 Warranty Costs

  The Company provides for estimated warranty costs at the time of the product sale.

 Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and debt swap agreements.

  The Company places its temporary cash and cash equivalents with high credit qualified financial institutions, and, by policy, limits the amount of credit exposure to any one financial institution.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


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

 Reclassifications

  Certain reclassifications have been made to prior years' financial statements to conform with the 2000 presentation.

 New Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which is effective January 1, 2001 for the Company. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met.

  With respect to all derivative instruments, SFAS No. 133 requires that companies record an adjustment to record the difference between a derivative's previous carrying amount and its current fair market value as a transition adjustment. At December 31, 2000, the Company is a party to U.S. dollar to Japanese yen foreign currency fixed rate-to-fixed rate interest rate swap agreements, which are designated as a hedge of the Company's net investment exposure in it's Japanese subsidiary. The Company will record a transition adjustment of $5,103, on January 1, 2001, to record the difference between the Company's carrying value and the fair value of this derivative. This transition adjustment will be recorded as a cumulative-effect type adjustment to other comprehensive income.

2. Business Realignment

  On October 3, 2000, Millipore announced plans to separate into two distinct companies by making its Microelectronics business segment an independent, publicly traded company. The Company is planning an initial public offering for less than 20% of the shares of the new Microelectronics company and subsequently intends to spin-off the remaining shares to Millipore shareholders through a dividend distribution within approximately three to six months following the initial public offering. The transaction is expected to be tax-free to the Company and its shareholders and is contingent upon receiving certain tax and regulatory approvals,

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)

accommodation of certain debt covenants as well as market conditions. The full impact of the realignment on the Company's financial position, results of operations and cash flows cannot be predicted at this time. However, certain expenses are expected to be incurred in future periods in order to implement the realignment. Additionally, in connection with the separation, we are currently engaged in a review of the operations and anticipate an associated restructuring charge in the first quarter of 2001.

3. Restructuring Program and Provision for Excess Inventory

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

  During the third quarter of 1999, the Company reevaluated the accrual for the restructuring program and reversed $5,200 of the remaining balance. The reversal reflected a lower estimate for severance pay and lease cancellation costs. Although the planned number of employee positions had been eliminated, the reduction in severance cost was attributed to higher levels of attrition than originally anticipated and impacted employees filling open positions as demand increased due to improved sales volume. During the third quarter of 2000, the Company reversed an additional $1,500 in restructuring reserves primarily related to proceeds from the sale of facilities exceeding estimated proceeds.

  The restructuring initiatives combined with the consolidation of the Company's Microelectronics plants resulted in the elimination of 620 positions worldwide (400 positions in manufacturing operations, 160 in selling, general and administrative positions and 60 in research and development). Notification to employees was completed in 1998, although a small number of the employees affected will continue working in their existing positions through early 2001 with their related salary costs charged to operations as incurred. As of December 31, 2000, 615 employees had left the Company pursuant to this initiative. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through the early part of 2001.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


  Following is a summary of the restructuring charges and related reserve balances at December 31, 2000 and 1999:

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
                              =======      ======       ======        ======

                             Balance at                  Cash       Balance at
                            December 31, Reversal of and non-cash  December 31,
                                1999       Reserve     activity        2000
                            ------------ ----------- ------------- ------------
   Employee severance
    costs..................   $ 3,529      $  363       $2,229        $  937
   Leasehold and other
    costs..................     4,061       1,137        1,240         1,684
                              -------      ------       ------        ------
     Total.................   $ 7,590      $1,500       $3,469        $2,621
                              =======      ======       ======        ======

  The Company also recorded an incremental provision for excess and obsolete inventory of $6,000 during the third quarter of 1998 in response to adverse changes in demand attributable to recessionary conditions in Asia and the slowdown in the semiconductor industry.

4. Acquisition

  On May 18, 1999, the Company acquired all outstanding shares of Bioprocessing Corporation Limited ("Bioprocessing") in exchange for 660,000 shares of Millipore common stock. The transaction was accounted for as a pooling-of-interests. The consolidated financial statements for prior periods were not restated because the addition of Bioprocessing did not have a material impact on the Company's results of operations and financial position. Bioprocessing develops, manufactures and sells products and services for the chromatographic purification of proteins.

5. Basic and Diluted Earnings per Share

  The following table sets forth the computation of basic and diluted earnings per share for 2000, 1999 and 1998:

                                                         2000    1999    1998
                                                       -------- ------- ------
   Numerator:
     Net income....................................... $119,194 $64,328 $9,864
                                                       ======== ======= ======
   Denominator:
     Basic weighted average shares outstanding........   45,803  44,731 43,864
     Effect of dilutive securities-stock options and
      restricted stock................................    1,236     543    425
                                                       -------- ------- ------
     Diluted weighted average shares outstanding......   47,039  45,274 44,289
                                                       ======== ======= ======
   Net income per share:
     Basic............................................ $   2.60 $  1.44 $ 0.22
     Diluted.......................................... $   2.53 $  1.42 $ 0.22

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


6. Inventories

  Inventories at December 31, stated at the lower of first-in, first-out
(FIFO) cost or market, consisted of the following:

                                                                 2000     1999
                                                               -------- --------
   Raw materials.............................................. $ 53,898 $ 38,132
   Work in process............................................   29,819   26,069
   Finished goods.............................................   62,974   40,839
                                                               -------- --------
                                                               $146,691 $105,040
                                                               ======== ========

7. Property, Plant and Equipment

  Property, plant and equipment at December 31 consisted of the following:

                                                                2000     1999
                                                              -------- --------
   Land...................................................... $  6,759 $  8,786
   Leasehold improvements....................................   35,456   35,722
   Buildings and improvements................................  130,750  134,714
   Production and other equipment............................  239,801  244,195
   Construction in progress..................................   30,113   13,874
                                                              -------- --------
                                                               442,879  437,291
   Less: accumulated depreciation............................  209,275  206,763
                                                              -------- --------
                                                              $233,604 $230,528
                                                              ======== ========

  Depreciation expense for the years ended 2000, 1999 and 1998 was $34,782, $34,713 and $36,778 respectively.

8. Notes Payable

  Short-term borrowings and related lines of credit at December 31 are summarized as follows:

                                                             2000      1999
                                                           --------  --------
   Notes payable.......................................... $ 52,544  $115,645
                                                           --------  --------
   Unused lines of credit................................. $217,456  $144,355
   Average amount outstanding at month-end during the
    year.................................................. $101,906  $162,790
   Maximum amount outstanding at month-end during the
    year.................................................. $137,000  $175,068
   Weighted average interest rate during the year.........      7.5%      6.4%
   Weighted average interest rate at year-end.............      7.8%      6.9%

  The Company has entered into an unsecured Revolving Credit Agreement ("the agreement") with a group of banks. The agreement allows for borrowings of up to a maximum $250,000 and expires on January 22, 2002. Individual borrowings under the agreement are made on terms not to exceed six months. At December 31, 2000 the Company had $198,000 available under this facility. Interest is payable on outstanding borrowings at a floating rate of LIBOR plus a margin. The agreement also calls for a facility fee. The exact amount of the margin and the facility fee is dependent on the Company's debt rating. The agreement calls for the Company to maintain certain financial covenants relating to operating cash flow, interest coverage and minimum earnings.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


  The Company has an additional $20,000 of other short-term borrowing capacity available of which $544 was outstanding at December 31, 2000.

9. Long-term Debt

  Long-term debt at December 31 consisted of the following:

                                                             2000      1999
                                                           --------  --------
   7.2% unsecured notes due in 2002....................... $100,000  $100,000
   7.5% unsecured notes due in 2007.......................  100,000   100,000
   7.23% note payable due in 2004.........................  100,000   100,000
   Unrealized loss on revaluation of yen-denominated
    debt..................................................      130    13,107
                                                           --------  --------
   Long-term debt......................................... $300,130  $313,107
                                                           ========  ========
   Weighted average interest rate, net of impact of swap
    agreements............................................      6.7%      6.8%

  Interest on the 7.2% unsecured notes and the 7.5% unsecured notes is payable semi-annually in April and October. At December 31, 2000, these notes had a fair market value of $99,230 and $93,380, respectively.

  Interest on the 7.23% notes is payable semi-annually in March and September. As this note is not publicly traded, the fair value is not readily determinable. However, the Company believes that the above carrying values approximate fair value. These notes require the Company to maintain the same covenants as the Revolving Credit Agreement.

  The Company has two yen denominated swap agreements including a swap of $80,000 in debt service obligations for a yen denominated obligation of 8,760,000 yen, bearing interest at a rate of 4.49 percent and maturing in 2004 and a swap of $30,000 in debt service obligations for a yen denominated obligation of 3,840,000 yen, bearing interest at a rate of 1.39 percent and maturing in 2003. The effect of foreign currency exchange rate fluctuations resulting from the yen swap agreements open at December 31, 2000 are included in translation adjustments.

  In November 1998 Moody's Investor Services and Standard & Poors Corporation graded the Company's debt at a rating of Ba2 and BB+, respectively. Both ratings are characterized as below "investment grade". This rating coupled with the strengthening of the yen triggered a requirement to provide cash collateralization under one of the Company's yen denominated debt swap agreements in the event that the net value of the Company's position falls below the net value of the counterparty's position. In the event that the Company's debt rating improves, these agreements provide for less stringent collateralization requirements. The amount of the cash collateral is dependent, among other things, on the exchange rate of the yen to the U.S. dollar; generally, as the yen strengthens, the amount of cash collateral required from the Company increases. At December 31, 2000 and 1999, this cash collateralization amount was $3,212 and $18,640, respectively.

  The Company capitalized interest costs associated with the construction of certain capital assets of $1,436 in 2000, $1,121 in 1999 and $1,282 in 1998.
Interest paid on short-term and long-term debt during 2000, 1999 and 1998 amounted to $27,755, $30,804 and $30,690 respectively.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


10. Income Taxes

  The Company's provisions for income taxes are summarized as follows:

                                                    2000     1999      1998
                                                  --------  -------  --------
   Domestic and foreign income before income
    taxes:
     Domestic.................................... $ 53,534  $10,985  $(27,116)
     Foreign.....................................  100,132   71,366    35,660
                                                  --------  -------  --------
     Income before income taxes.................. $153,666  $82,351  $  8,544
                                                  ========  =======  ========
   Domestic and foreign provision (benefit) for
    income taxes:
     Domestic.................................... $  4,537  $   448  $ (4,801)
     Foreign.....................................   29,948   18,085     3,295
     State.......................................      (13)    (510)      186
                                                  --------  -------  --------
                                                  $ 34,472  $18,023  $ (1,320)
                                                  ========  =======  ========
   Current and deferred provision (benefit) for
    income taxes:
     Current..................................... $ 33,167  $12,350  $  9,747
     Deferred....................................    1,305    5,673   (11,067)
                                                  --------  -------  --------
                                                  $ 34,472  $18,023  $ (1,320)
                                                  ========  =======  ========

  A summary of the differences between the Company's consolidated effective tax rate and the United States statutory federal income tax rate is as follows:

                                                           2000  1999    1998
                                                           ----  -----  ------
   U.S. statutory income tax rate......................... 35.0%  35.0%   35.0%
   Puerto Rico tax rate benefit........................... (3.8)  (5.0)  (10.8)
   Ireland tax rate benefit............................... (9.3) (12.4)  (25.8)
   State income tax, net of federal income tax benefit.... (0.1)  (0.4)    1.4
   Foreign Sales Corporation income not taxed............. (2.6)  (2.6)  (15.2)
   Change in valuation allowance..........................  3.2    7.3     --
                                                           ----  -----  ------
   Effective tax rate..................................... 22.4%  21.9% (15.4)%
                                                           ====  =====  ======

  Tax exemptions relating to Puerto Rico and Ireland operations are effective through 2004 and 2010, respectively. Income taxes paid (net of refunds) during 2000, 1999 and 1998 were $17,267, $5,700 and $20,359, respectively.

  The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These earnings amounted to approximately $205,016 at December 31, 2000. If earnings of such foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of approximately $56,949 would have been required.

  At December 31, 2000, the Company has foreign tax credit carryforwards of approximately $32,291 that expire in the years 2003 through 2005. General business credit carryforwards of approximately $4,889 expire in the years 2002 through 2009. Net operating loss carryforwards of $78,544 expire through the year 2018. In addition, the Company has alternative minimum tax credit carryforwards of approximately $15,712, which can be carried forward indefinitely.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


  Significant components of the Company's net deferred tax assets are as follows:

                                                             2000      1999
                                                           --------  --------
   Intercompany and inventory related transactions........ $ 18,416  $ 16,254
   Postretirement benefits other than pensions............    4,095     3,859
   Tax credits (including foreign tax credits on
    unremitted earnings)..................................   73,844    55,752
   Net operating loss carryforwards.......................   27,490    34,811
   Restructuring related costs............................    2,333     5,250
   Amortization of intangible assets......................    9,764    19,007
   Depreciation...........................................   (2,992)   (7,648)
   Other, net.............................................    6,795     1,671
                                                           --------  --------
                                                            139,745   128,956
   Valuation allowance....................................  (24,134)  (19,134)
                                                           --------  --------
   Net deferred tax asset................................. $115,611  $109,822
                                                           ========  ========

  The valuation allowance is provided primarily against foreign tax credit carryforwards and foreign tax credits on unremitted earnings, which can be utilized against future taxable income in the United States. The increase in valuation allowance for the year results from the growth in foreign tax credits and changes in the geographic mix of income. Although realization is not assured, the Company believes it is more likely than not that the remainder of the deferred tax asset, net of the valuation allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

11. Legal Proceedings

  In 2000, the Company recorded a charge of $1,500 for past royalties as part of the settlement of a patent lawsuit.

  On July 21, 1999 Amersham Pharmacia Biotech AB ("APB") of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB has been granted leave to appeal this decision. The High Court also ruled that a discontinued product did infringe one of said patents. A hearing on damages will be scheduled with respect to this matter. In any event, the outcome of this suit is not expected to have a material adverse impact on the Company's financial condition or results of operations.

  In 1998, the Company recorded a litigation settlement of $11,766 for the following three matters:

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

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


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

12. Leases

  Operating lease agreements cover sales offices, manufacturing and warehouse space. These leases have expiration dates through 2008. Certain land and building leases contain renewal options for periods ranging from one to ten years and purchase options at fair market value. Rental expense was $11,408 in 2000, $12,325 in 1999 and $12,033 in 1998. At December 31, 2000 future minimum rents payable under noncancelable leases with initial terms exceeding one year were as follows:

       2001............................................................. $11,026
       2002.............................................................   8,906
       2003.............................................................   7,797
       2004.............................................................   7,246
       2005.............................................................   7,146
       2006-2008........................................................   6,953

  As part of the restructuring program the Company established regional transaction service centers resulting in the elimination of duplicate facilities. The Company will vacate these facilities in the first half of 2001. Accordingly, future rents payable under these leases are included through 2001. Costs expected to be incurred by the Company to vacate these premises prior to completion of each respective lease term are accrued as discussed in Note 3.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


13. Stock Plans

 Stock Incentive Plans

  During 1999, the Company adopted the "1999 Stock Incentive Plan" (the "1999 Plan"), which combined the features of the "1995 Combined Stock Option Plan" and the "Long Term Restricted Stock (Incentive) Plan". The 1999 Plan provides for the issuance of stock options and restricted stock to key employees as incentive compensation. The 1999 Plan allows for the issuance of 4,000,000 shares of common stock of which a maximum of 250,000 shares can be issued as restricted stock. The exercise price of the stock options may not be less than the fair market value of the stock at the date of grant and the stock options must expire no later than 10 years from the date of grant. At December 31, 2000, 1,404,000 shares were available for issuance under the 1999 Plan. With the adoption of the 1999 Plan, stock options are no longer granted under the 1995 Combined Stock Option Plan or any predecessor plans although 2,416,000 shares issued under such predecessor plans remain outstanding.

  The 1999 Plan provides that the restricted stock, which is awarded to key members of senior management at no cost to them, cannot be sold, assigned, transferred or pledged during a restriction period. The restriction period is normally four years but in some cases may be less and may be accelerated based on exceeding annual performance targets. In most instances, shares are subject to forfeiture should employment terminate during the restriction period. The restricted stock is recorded at its fair market value on the award date; the related deferred compensation is amortized to Selling, General and Administrative expenses over the restriction period. At the end of 2000, 1999 and 1998 173,000, 167,000, and 139,000 shares, respectively, were outstanding as restricted shares. As of December 31, 2000, 139,000 shares of Millipore common stock were available for future awards of restricted stock under this plan.

 Non-Employee Director Stock Option Plan

  During 1999, the Company adopted the 1999 Stock Option Plan for Non-Employee Directors (the "Directors Plan") which replaced the 1989 Non-Employee Director Stock Option Plan. The Directors Plan allows for the issuance of 250,000 shares of common stock. Each newly elected eligible director is awarded a stock option to purchase 4,000 shares of common stock on the date of his or her first election. Following the initial grant, each director shall automatically be awarded options to purchase 2,000 shares of common stock for each subsequent year of service as a director. The exercise price of the stock options may not be less than the fair market value of the stock at the date of grant. At December 31, 2000, 41,000 options were outstanding.

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

  In 2000, 1999 and 1998, shares issued under the ESPP were 90,000, 51,000, and 38,000, respectively. As of December 31, 2000, 1,159,000 shares of Millipore common stock were available for sale to employees under the ESPP.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


  Stock option activity under the 1999 Stock Option Plan, 1995 Combined Stock Option Plan and the Non-Employee Director Stock Option Plans is presented as follows:

                                 2000                               1999                              1998
                   ---------------------------------- --------------------------------- ---------------------------------
                                             Weighted                          Weighted                          Weighted
                                             Average                           Average                           Average
                                             Exercise                          Exercise                          Exercise
                     Shares    Option Price   Price    Shares    Option Price   Price    Shares    Option Price   Price
                   ----------  ------------- -------- ---------  ------------- -------- ---------  ------------- --------
Outstanding at
 January 1          4,826,000  $13.81-$48.13  $30.28  4,111,000  $13.81-$48.13  $28.08  3,461,000  $13.81-$44.13  $27.54
 Granted            1,465,000  $46.06-$74.06  $46.73  1,239,000  $29.63-$37.13  $36.23    884,000  $18.88-$48.13  $29.07
 Exercised         (1,079,000) $13.81-$43.50  $23.16   (349,000) $13.81-$37.63  $18.77   (155,000) $14.50-$23.69  $17.32
 Canceled            (160,000) $17.31-$69.94  $33.92   (167,000) $16.88-$43.50  $35.48    (79,000) $17.25-$43.50  $36.74
                   ----------  -------------  ------  ---------  -------------  ------  ---------  -------------  ------
Outstanding at
 December 31        5,052,000  $13.81-$74.06  $36.45  4,826,000  $13.81-$48.13  $30.28  4,111,000  $13.81-$48.13  $28.08
                   ----------                         ---------                         ---------
Exercisable at
 December 31        2,212,000                         2,605,000                         2,408,000

  The following table summarizes information about stock options at December 31, 2000:

               Options Outstanding                    Options Exercisable
-------------------------------------------------- --------------------------
                        Weighted
Range of                 Average       Weighted                   Weighted
Exercise                Remaining      Average                    Average
 Price    Outstanding Life in years Exercise Price Exercisable Exercise Price
--------  ----------- ------------- -------------- ----------- --------------
$13.81-
 $28.94    1,338,000         6          $24.46        984,000      $22.88
$29.63-
 $34.50       17,000         8          $30.18          3,000      $30.26
$35.13-
 $35.13    1,148,000         9          $35.13        283,000      $35.13
$35.63-
 $42.00    1,028,000         6          $38.62        899,000      $38.83
$42.88-
 $74.06    1,521,000        10          $46.61         43,000      $44.34
           ---------                                ---------
$13.81-
 $74.06    5,052,000                                2,212,000

 Accounting for Stock Based Compensation

  The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and basic earnings per share would have been reduced by $7,104 or $0.15 per share in 2000, $5,174 or $0.11 per share in 1999 and
$3,748 or $0.08 per share in 1998. The weighted average fair value of options granted under the stock option plan was $20.11 in 2000, $12.86 in 1999 and $8.29 in 1998. The weighted average fair value of shares issued under the employee stock purchase plan was $11.33 in 2000, $7.43 in 1999, and $4.61 in 1998. The pro forma expense amounts assume that the fair value assigned to the option grants was amortized over the vesting period of the options, which is four years, while the fair value assigned to grants under the stock purchase plan is recognized in full at the date of grant.

  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes model with the following assumptions in 2000, 1999 and 1998: expected life of five years and a dividend rate of $0.44, $0.44 and $0.53, respectively. The expected volatility was 45% in 2000, 35% in 1999 and 30% in 1998. The weighted average risk-free interest rate was 5.3% in 2000, 6.2% in 1999 and 4.5% in 1998.

 Non-Employee Director Deferred Compensation Agreements

  Non-Employee Directors may elect to defer their fees earned as Directors. The fees are converted to deferred compensation phantom stock units based on 100% of the fair market value of Millipore Common Stock on periodic conversion dates. Upon retirement or earlier termination of service from the Board of Directors, the

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)

phantom stock units are converted at fair market value of Millipore Common Stock on the date of conversion to cash equivalents and distributed in annual installments over ten years. The Company records a compensation adjustment related to the change in the fair market value of stock at the grant date as compared to the current fair market value of the stock.

14. Employee Retirement Plans

 Participation and Savings Plan

  The Millipore Corporation Employees' Participation and Savings Plan ("Participation and Savings Plan"), maintained for the benefit of all U.S. employees, combines both a defined contribution plan ("Participation Plan") and an employee savings plan ("Savings Plan"). Contributions to the Participation Plan are allocated among the U.S. employees of the Company who have completed at least two years of continuous service on the basis of the compensation they received during the year for which the contribution is made. The Savings Plan allows employees to make certain tax-deferred voluntary contributions upon hire date, which the Company matches after 1 year of service with a 25% contribution (50% contribution for employees with 10 or more years of service). Total expense under the Participation and Savings Plan was $7,940 in 2000, $6,979 in 1999 and $7,392 in 1998.

 Supplemental Savings and Retirement Plan for Key Salaried Employees

  The Company offers a Supplemental Savings and Retirement Plan for Key Salaried Employees (the "Supplemental Plan") to certain senior executives that allows certain salary deferral benefits that would otherwise be lost by reason of restrictions imposed by the Internal Revenue Code limiting the amount of compensation which may be deferred under tax-qualified plans. Total expense under the Supplemental Plan was $475 in 2000, $1,164 in 1999 and $268 in 1998.

 Retirement Plans

  The Company's Retirement Plan for Employees of Millipore Corporation ("U.S. Retirement Plan") is a defined benefit plan for all U.S. employees which provides benefits to the extent that assets of the Participation Plan, described above, do not provide guaranteed retirement income levels. Guaranteed retirement income levels are determined based on years of service and salary level as integrated with Social Security benefits. Employees are eligible under the Retirement Plan after one year of continuous service and are vested after five years of service. For accounting purposes, the Company uses the projected unit credit method of actuarial valuation.

  The actuarial method for funding purposes is the entry age normal method. The Company contributes annually to the U.S. Retirement Plan, subject to Internal Revenue Service and ERISA funding limitations. No contributions were required for 2000, 1999 and 1998. Plan assets are invested primarily in mutual funds and money market funds.

  In addition to the U.S. Retirement Plan, the Company sponsors several unfunded defined benefit postretirement plans covering all U.S. employees, which are included in Other Benefits. The plans provide medical and life insurance benefits and are, depending on the plan, either contributory or non-contributory.

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


  The following tables summarize the funded status of the U.S. Employee Retirement Plans and amounts reflected in the Company's consolidated balance sheets at December 31, based on Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits.

                                               Pension
                                              Benefits       Other Benefits
                                            --------------  ------------------
                                             2000    1999     2000      1999
                                            ------  ------  --------  --------
Change in benefit obligation:
  Benefit obligation at beginning of year.. $8,271  $7,842  $  7,801  $  7,573
  Service cost.............................   (231)     62       518       495
  Interest cost............................    706     597       611       451
  Plan participants' contributions.........     50     242        70        64
  Actuarial loss (gain)....................  1,667     205       634      (414)
  Benefits paid............................   (892)   (677)     (400)     (368)
                                            ------  ------  --------  --------
  Benefit obligation at end of year........ $9,571  $8,271  $  9,234  $  7,801
                                            ======  ======  ========  ========
Change in plan assets:
  Fair value of plan assets at beginning of
   year.................................... $9,625  $9,235  $    --   $    --
  Actual return on plan assets.............    331     824       --        --
  Company contributions....................    --      --        330       303
  Plan participant contribution............     50     242        70        64
  Benefits paid............................   (892)   (677)     (400)     (368)
                                            ------  ------  --------  --------
  Fair value of plan assets at end of
   year.................................... $9,114  $9,625  $    --   $    --
                                            ======  ======  ========  ========
Funded status.............................. $ (457) $1,354  $ (9,234) $ (7,801)
Unrecognized net loss (gain)...............  4,003   2,108    (2,468)   (3,224)
Unrecognized prior service cost............     67      78       --        --
Unrecognized net transition obligation.....   (151)   (231)      --        --
                                            ------  ------  --------  --------
Prepaid (accrued) benefit cost............. $3,462  $3,309  $(11,702) $(11,026)
                                            ======  ======  ========  ========

                                                Pension
                                                Benefits       Other Benefits
                                             ----------------  ----------------
                                             2000  1999  1998  2000  1999  1998
                                             ----  ----  ----  ----  ----  ----
Weighted average assumptions as of December
 31:
  Discount rate............................  7.5%  8.0%  6.5%  7.50% 8.0%  6.5%
  Expected return on plan assets...........  8.0%  8.0%  8.0%   N/A  N/A   N/A
  Rate of compensation increase............  5.0%  5.0%  5.0%   N/A  N/A   N/A

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


  For measurement purposes, a 5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to remain at this level.

                                    Pension Benefits      Other Benefits
                                    -------------------  -------------------
                                    2000   1999   1998   2000   1999   1998
                                    -----  -----  -----  -----  -----  -----
   Components of net periodic
    benefit cost:
     Service cost.................. $(231) $  62  $  27  $ 518  $ 495  $ 379
     Interest cost.................   706    597    524    611    451    449
     Expected return on plan
      assets.......................  (738)  (714)  (690)   --     --     --
     Amortization of unrecognized
      gain.........................   (80)   (80)   (82)  (122)  (129)  (133)
     Amortization of prior service
      cost.........................    11     11     11    --     --     --
     Recognized actuarial loss.....   179    222    121    --     --     --
                                    -----  -----  -----  -----  -----  -----
     Net periodic benefit cost..... $(153) $  98  $ (89) $1007  $ 817  $ 695
                                    =====  =====  =====  =====  =====  =====

  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects.

                                                            1% Point 1% Point
                                                            Increase Decrease
                                                            -------- --------
   Effect on total of services and interest cost
    components.............................................  $  222  $  (175)
   Effect on postretirement benefit obligations............   1,278   (1,034)

  The Company's retirement plan for all employees of Japan is a defined benefit plan. The tables below set forth the estimated net periodic cost and funded status of the Nihon Millipore Pension Plan.

                                                            Pension Benefits
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
   Change in benefit obligation:
     Benefit obligation at beginning of year............... $ 17,328  $ 15,409
     Service cost..........................................    1,589     1,555
     Interest cost.........................................      494       469
     Actuarial loss (gain).................................    2,211    (1,677)
     Benefits paid.........................................   (1,604)     (398)
     Foreign exchange impact...............................   (1,984)    1,970
                                                            --------  --------
     Benefit obligation at end of year..................... $ 18,034  $ 17,328
                                                            ========  ========
   Change in plan assets:
     Fair value of plan assets at beginning of year........ $  3,502  $  2,920
     Actual return on plan assets..........................       59       (45)
     Company contributions.................................      251       231
     Foreign exchange impact...............................     (387)      396
                                                            --------  --------
     Fair value of plan assets at end of year.............. $  3,425  $  3,502
                                                            ========  ========
   Funded status........................................... $(14,609) $(13,826)
   Unrecognized net loss (gain)............................    5,411     3,881
                                                            --------  --------
   Prepaid (accrued) benefit cost.......................... $ (9,198) $ (9,945)
                                                            ========  ========

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)


                                                           Pension Benefits
                                                         ----------------------
                                                          2000    1999    1998
                                                         ------  ------  ------
Weighted average assumptions as of December 31:
  Discount rate.........................................   3.00%   3.00%   3.00%
  Expected return on plan assets........................   1.50%   1.50%   1.50%
  Rate of compensation increase.........................   3.00%   3.00%   3.00%
                                                           Pension Benefits
                                                         ----------------------
                                                          2000    1999    1998
                                                         ------  ------  ------
Components of net periodic benefit cost:
  Service cost.......................................... $1,589  $1,555  $1,183
  Interest cost.........................................    494     469     421
  Expected return on plan assets........................    (50)    (44)    (34)
  Recognized actuarial loss.............................    142     257     120
                                                         ------  ------  ------
Net periodic benefit cost............................... $2,175  $2,237  $1,690
                                                         ======  ======  ======

 Nihon Millipore Directors Retirement Plan

  The Nihon Millipore Directors Retirement Plan (the "Nihon Retirement Plan") is offered to certain members of senior management of Nihon Millipore Ltd. The Nihon Retirement Plan provides a basic retirement allowance for participants based on factors including final monthly salary, length of service and positions held within Nihon Millipore Ltd. during employment. Payments are made in one lump sum upon retirement.

15. Gain on Sale of Equity Securities

  During the second quarter of 2000, the Company sold its holdings in Oxford GlycoSciences Plc, resulting in a gain on sale of securities of $7,500 which was partially offset by the write-off of investment holdings in a privately held U.S. company of $3,300.

  The $9,500 of proceeds on sale of securities in 1999 reflects the sale by the Company of 100 shares of Series A Preferred Stock of Waters Corporation, which the Company received in connection with the divestiture of its Waters Chromatography Division in 1994.

  Net gains in 1998 consisted of the sale of all of the Company's shares of Perkin-Elmer stock for approximately $32,500 in cash and all of the Company's common shares of Glyko Biomedical Ltd. which resulted in a recognized gain of $3,100.

16. Business Segment Information

  The Company has two reportable business segments--Bioscience (previously referred to as Biopharmaceutical & Research) and Microelectronics.

  In the Bioscience segment the Company develops, manufactures and sells consumable products and capital equipment to pharmaceutical, biotechnology and food and beverage companies, life sciences research companies, university and government laboratories and research institutes. The Company's product offerings to the Bioscience segment include membranes, chromatographic media, membrane and/or media based filter and separation devices, test kits, laboratory water purification systems, resin and membrane based cartridge filters, laboratory test equipment and manufacturing process equipment. These products are used in laboratory and research applications for detecting and identifying molecules, compounds or microorganisms in a fluid sample, and in the manufacture of biopharmaceutical products, diagnostic devices and beverages to isolate and purify specific components or to remove contaminants in a fluid stream. The products are sold worldwide principally through a direct sales force. Distributors are used in selected regions and for specific product lines.

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

  Corporate operations primarily include unallocated costs for certain shared service departments including MIS, corporate finance, executive offices, human resources and research and development activities and corporate wide expenses related to variable employee compensation programs.

  The operating segment results for Bioscience, Microelectronics and Corporate included below are presented in "local currencies". For comparability of financial results, the foreign currency balances, in all periods presented, are translated at Millipore's 2000 budgeted exchange rates, which differ from actual rates of exchange. This provides a clearer presentation of underlying trends in the Company's business, before the impact of foreign currency translation. The foreign exchange impact is shown separately and reconciles the local currency reporting to the consolidated results at the actual rates of exchange.

 Operating Segments:

                                              Consolidated Net Sales
                                      ----------------------------------------
                                          2000          1999          1998
                                      ------------  ------------  ------------
   Bioscience.......................  $    627,535  $    570,763  $    527,888
   Microelectronics.................       351,493       206,782       189,261
   Foreign exchange.................       (25,257)       (6,357)      (17,842)
                                      ------------  ------------  ------------
     Total net sales................  $    953,771  $    771,188  $    699,307
                                      ============  ============  ============

                                       Consolidated Operating Income (Loss)
                                      ----------------------------------------
                                          2000          1999          1998
                                      ------------  ------------  ------------
   Bioscience.......................  $    149,037  $    126,454  $    109,415
   Microelectronics.................        80,890        20,015       (13,020)
   Corporate........................       (54,890)      (37,567)      (30,843)
   Restructuring and unusual items..             0         5,200       (60,582)
   Foreign exchange.................        (2,096)       (4,621)       (5,636)
                                      ------------  ------------  ------------
     Total operating income (loss)..  $    172,941  $    109,481  $       (666)
                                      ============  ============  ============

                                      Depreciation and Amortization Expense,
                                       Included in Operating Income (Loss)
                                      ----------------------------------------
                                          2000          1999          1998
                                      ------------  ------------  ------------
   Bioscience.......................  $     19,084  $     19,261  $     18,786
   Microelectronics.................        12,404        12,226        12,169
   Corporate........................        13,660        13,596        13,390
   Foreign exchange.................           997          (792)           64
                                      ------------  ------------  ------------
     Total depreciation and
      amortization..................  $     46,145  $     44,291  $     44,409
                                      ============  ============  ============

                             MILLIPORE CORPORATION

                (In thousands except share and per share data)

                                                             Segment Assets--
                                                              Inventory only
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Bioscience............................................... $ 83,096  $ 73,787
   Microelectronics.........................................   64,625    34,092
   Corporate................................................    8,291    (1,676)
   Foreign exchange.........................................   (9,321)   (1,163)
                                                             --------  --------
     Total segment assets................................... $146,691  $105,040
                                                             ========  ========

 Geographical Segments:

  The Company attributes net sales and long-lived assets to different geographic areas on the basis of the location of the customer. The Company has three geographic regions. The United States represents greater than 90% of the Americas region. Net sales and long-lived asset information by geographic area in U.S. dollars for each of the three years ended December 31, 2000 and as of December 31, 2000, 1999 and 1998 is presented as follows:

                                                              Net Sales
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
   Americas.......................................... $406,473 $318,446 $289,084
   Europe............................................  234,298  236,338  239,381
   Asia/Pacific......................................  313,000  216,404  170,842
                                                      -------- -------- --------
     Total........................................... $953,771 $771,188 $699,307
                                                      ======== ======== ========

                                                               Long-Lived Assets
                                                               -----------------
                                                                 2000     1999
                                                               -------- --------
   Americas................................................... $236,394 $235,439
   Europe.....................................................   45,666   50,645
   Asia/Pacific...............................................   33,403   37,880
                                                               -------- --------
     Total.................................................... $315,463 $323,964
                                                               ======== ========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Millipore Corporation:

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Millipore Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 17, 2001

                             MILLIPORE CORPORATION

                         Quarterly Results (Unaudited)

  The Company's unaudited quarterly results are summarized below.

                               First     Second    Third     Fourth
                              Quarter   Quarter   Quarter   Quarter     Year
                              --------  --------  --------  --------  --------
                                 (In thousands, except per share data)
2000
Net sales...................  $224,823  $238,948  $239,382  $250,618  $953,771
Cost of sales...............   100,326   108,590   112,575   118,641   440,132
                              --------  --------  --------  --------  --------
  Gross profit..............   124,497   130,358   126,807   131,977   513,639
Selling, general and
 administrative expenses....    70,034    70,877    68,335    68,791   278,037
Research and development
 expenses...................    14,714    15,287    16,214    16,446    62,661
Litigation settlement.......                         1,500               1,500
Restructuring items.........       --        --     (1,500)      --     (1,500)
                              --------  --------  --------  --------  --------
  Operating income..........    39,749    44,194    42,258    46,740   172,941
Net gain on sale of equity
 securities.................       --      4,161       --        --      4,161
Interest income.............       466     1,067     1,006       947     3,486
Interest expense............    (7,034)   (7,259)   (6,436)   (6,193)  (26,922)
                              --------  --------  --------  --------  --------
  Income before income
   taxes....................    33,181    42,163    36,828    41,494   153,666
Provision for income taxes..     6,968    10,273     8,102     9,129    34,472
                              --------  --------  --------  --------  --------
    Net income..............  $ 26,213  $ 31,890  $ 28,726  $ 32,365  $119,194
                              ========  ========  ========  ========  ========
Net income per share:
  Basic.....................  $   0.58  $   0.70  $   0.62  $   0.70  $   2.60
  Diluted...................  $   0.56  $   0.67  $   0.61  $   0.69  $   2.53
Weighted average shares
 outstanding
  Basic.....................    45,273    45,849    46,073    46,123    45,803
  Diluted...................    46,452    47,314    47,328    47,057    47,039

1999
Net sales...................  $180,403  $187,466  $188,635  $214,684  $771,188
Cost of sales...............    84,895    86,080    86,920   100,274   358,169
                              --------  --------  --------  --------  --------
  Gross profit..............    95,508   101,386   101,715   114,410   413,019
Selling, general and
 administrative expenses....    61,833    62,883    64,387    67,495   256,598
Research and development
 expenses...................    12,345    13,362    13,305    13,128    52,140
Restructuring items.........       --        --     (5,200)      --     (5,200)
                              --------  --------  --------  --------  --------
  Operating income (loss)...    21,330    25,141    29,223    33,787   109,481
Interest income.............       699       691       671       964     3,025
Interest expense............    (7,779)   (7,333)   (7,482)   (7,561)  (30,155)
                              --------  --------  --------  --------  --------
  Income (loss) before
   income taxes.............    14,250    18,499    22,412    27,190    82,351
Provision (benefit) for
 income taxes...............     2,993     3,885     5,435     5,710    18,023
                              --------  --------  --------  --------  --------
    Net income (loss).......  $ 11,257  $ 14,614  $ 16,977  $ 21,480  $ 64,328
                              ========  ========  ========  ========  ========
Net income (loss) per share:
  Basic.....................  $   0.26  $   0.33  $   0.38  $   0.48  $   1.44
  Diluted...................  $   0.25  $   0.32  $   0.37  $   0.47  $   1.42
Weighted average shares
 outstanding
  Basic.....................    44,078    44,791    44,994    45,096    44,731
  Diluted...................    44,477    45,308    45,681    45,632    45,274

                               INDEX TO EXHIBITS

 Exhibit
   No.                             Description                             Page
 ------- ---------------------------------------------------------------   ----
  3.1    Restated Articles of Organization, as amended May 6, 1996......    **
  3.2    By Laws, as amended............................................    **
  4.1    Indenture dated as of May 3, 1995, relating to the issuance of     **
         $100,000,000 principal amount of Company's 6.78% Senior Notes due 2004.......................................................
  4.2    Indenture dated as of April 1, 1997, relating to the issuance      **
         Debt Securities in Series......................................
 10.1    Millipore Corporation 2000 Deferred Compensation Plan for          --
         Senior Management..............................................
 10.2    Standard Deferred Compensation Plan Agreement..................    --
 10.3    Supplemental Savings and Retirement Plan for Key Salaried          --
         Employees of Millipore Corporation, as amended.................
 10.4    2000 Management Incentive Plan.................................    --
 10.5    Distribution Agreement, dated as of July 1, 1996, by and among     **
         the Company and Fisher Scientific Company......................
 10.6    Revolving Credit Agreement, dated as of January 22, 1997, among    **
         Millipore Corporation and The First National Bank of Boston,
         ABN AMRO Bank N.V. and certain other lending institutions which are or become parties thereto..................................
 10.7    Shareholder Rights Agreement, dated as of April 15, 1988, as       **
         amended and restated April 16, 1998 between Millipore and The
         First National Bank of Boston..................................
 10.8    Standard Executive Termination Agreement, as amended...........    **
 10.9    Millipore Corporation 1999 Stock Incentive Plan................    **
 10.10   Millipore Corporation 1995 Employee Stock Purchase Plan, as        **
         amended........................................................
 10.11   Second Amendment, effective as of September 30, 1998, to           **
         Revolving Credit Agreement, dated as of January 22, 1997, among
         Millipore Corporation and The First National Bank of Boston,
         ABN AMRO Bank N.V. and certain other lending institutions......
 10.12   Note Purchase and Exchange Agreement, as amended through           **
         November 2, 1998, between Millipore Corporation and
         Metropolitan Life Insurance Company............................
 10.13   Form of letter agreement with directors relating to the            **
         deferral of directors fees and conversion into phantom stock units..........................................................
 10.14   Millipore Corporation 1989 Stock Option Plan for Non-Employee      **
         Directors......................................................
 10.15   Commercial Lease Agreement between EBP 3, Ltd. and Millipore       **
         Corporation with respect to Premises located in Allen, Texas...
 10.16   ISDA Master Agreement, dated January 27, 1994, as amended, with    **
         Morgan Guaranty Trust Company of New York......................
 10.17   Millipore Corporation 1999 Stock Option Plan for Non-Employee      **
         Directors......................................................
 10.18   Employment and Relocation Agreement, dated November 10, 1999,      **
         between Millipore Corporation and Michael P. Carroll...........
 21      Subsidiaries of Millipore Corporation..........................    --
 23      Consent of PricewaterhouseCoopers LLP..........................    --
 24      Power of Attorney..............................................    --

--------
** Incorporated by reference to a prior filing with the Commission