Form 10-Q
period 2001-03-31
MILLIPORE CORP /MA
filed 2001-05-15
CIK 66479

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________ to __________



COMMISSION FILE NUMBER  0-1052
                        ------

Millipore Corporation
---------------------
(Exact name of registrant as specified in its charter)

Massachusetts
-------------
(State or other jurisdiction of incorporation or organization)

04-2170233
----------
(I.R.S. Employer Identification No.)

80 Ashby Road
Bedford, Massachusetts  01730
-----------------------------
(Address of principal executive offices)


Registrant's telephone number, include area code  (781) 533-6000
                                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----


The Company had 47,098,256 shares of common stock outstanding as of May 2, 2001.

                             MILLIPORE CORPORATION
                               INDEX TO FORM 10-Q



                                                                   Page No.
                                                                   --------
Part I.   Financial Information

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets -
              March 31, 2001 and December 31, 2000                      2

          Consolidated Statements of Income -
              Three Months Ended March 31, 2001 and 2000                3

          Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 2001 and 2000                4

          Notes to Consolidated Condensed
              Financial Statements                                     5-7

Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of Operations         8-11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk    11

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders           11

Item 6.   Exhibits and Reports on Form 8-K                              11

          Signatures                                                    12

                             MILLIPORE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                    March  31,                   December 31,
                                                                      2001                           2000
-------------------------------------------------------------------------------------------------------------
ASSETS                                                             (Unaudited)
------
Current assets
   Cash and cash equivalents                                        $  58,423                     $  55,186
   Cash held as collateral                                                  -                         3,212
   Accounts receivable, net                                           219,887                       232,283
   Inventories                                                        151,145                       146,691
   Deferred income taxes                                               21,631                        21,631
   Other current assets                                                 8,892                         6,480
                                                                    ---------                     ---------

Total Current Assets                                                  459,978                       465,483

Property, plant and equipment, net                                    230,238                       233,604
Deferred income taxes                                                  93,980                        93,980
Intangible assets, net                                                 59,695                        61,853
Other assets                                                           16,708                        20,005
                                                                    ---------                     ---------

Total Assets                                                        $ 860,599                     $ 874,925
                                                                    =========                     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
   Notes payable                                                    $  70,000                     $  52,544
   Accounts payable                                                    69,888                        69,770
   Accrued expenses                                                    84,353                        78,633
   Dividends payable                                                    5,332                         5,319
   Accrued retirement plan contributions                                4,189                         8,244
   Accrued income taxes payable                                         3,216                        20,137
                                                                    ---------                     ---------
Total Current Liabilities                                             236,978                       234,647

Long-term debt                                                        300,000                       300,130
Other liabilities                                                      30,259                        34,780
Shareholders' equity
   Common stock                                                        56,988                        56,988
   Additional paid-in capital                                          35,547                        30,546
   Retained earnings                                                  586,313                       586,795
   Unearned compensation                                               (4,211)                       (4,490)
   Accumulated other comprehensive loss                               (80,427)                      (55,791)
                                                                    ---------                     ---------
                                                                      594,210                       614,048
   Less:  Treasury stock, at cost, 10,309
   shares in 2001 and 10,594 in 2000                                 (300,848)                     (308,680)
                                                                    ---------                     ---------
Total Shareholders' Equity                                            293,362                       305,368
                                                                    ---------                     ---------

Total Liabilities and Shareholders' Equity                          $ 860,599                     $ 874,925
                                                                    =========                     =========


   The accompanying notes are an integral part of the consolidated condensed financial statements.

                             MILLIPORE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                  (Unaudited)


                                                             March 31,
                                                    --------------------------
                                                       2001            2000
                                                    ----------      ----------

Net sales                                           $244,496         $224,823
Cost of sales                                        116,874          100,326
                                                    ----------       ----------

  Gross profit                                       127,622          124,497

Selling, general & administrative expenses            69,566           70,034
Research & development expenses                       16,580           14,714
Restructuring and other charges                       30,518                -
Separation costs                                       3,506                -
                                                    ----------       ----------

  Operating income                                     7,452           39,749

Interest income                                          718              466
Interest expense                                      (6,627)          (7,034)
                                                    ----------       ----------

  Income before income taxes                           1,543           33,181

Income tax (benefit) expense                          (3,628)           6,968
                                                    ----------       ----------

Net income                                           $ 5,171         $ 26,213
                                                    ==========      ===========

Net income  per share:
  Basic                                             $   0.11         $   0.58
  Diluted                                           $   0.11         $   0.56

Cash dividends declared per share                   $   0.11         $   0.11

Weighted average shares outstanding:
  Basic                                               46,414           45,273
  Diluted                                             47,414           46,452



   The accompanying notes are an integral part of the consolidated condensed financial statements.

                             MILLIPORE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                    2001                2000
                                                                                  --------            --------
Cash Flows From Operating Activities:
-------------------------------------
Net income                                                                        $  5,171            $ 26,213
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
   Depreciation and amortization                                                    11,126              11,266
   Restructuring and other charges                                                  30,518                   -
   Changes in operating assets and liabilities, net:
     Increase in accounts receivable                                                  (222)             (9,913)
     (Increase) in inventories                                                     (11,242)            (18,089)
     Increase in other current assets and other assets                              (1,650)             (3,001)
     Decrease in accounts payable and accrued expenses                             (13,197)               (261)
     Decrease in accrued retirement plan contributions                              (3,904)             (3,657)
     (Decrease) increase in accrued income taxes                                   (18,136)              3,049
     (Decrease) increase in other                                                   (3,282)              1,843
                                                                                  --------            --------
Net cash (used in) provided by operating activities                                 (4,818)              7,450

Cash Flows From Investing Activities:
-------------------------------------

Additions to property, plant and equipment                                         (12,012)             (7,584)
Proceeds from sale of property                                                           -               8,808
                                                                                  --------            --------
Net cash (used in) provided by investing activities                                (12,012)              1,224

Cash Flows From Financing Activities:
-------------------------------------

Issuance of treasury stock under stock plans                                         8,167              14,600
Net change in short-term debt                                                       17,456              12,355
Decrease in cash held as collateral                                                  3,212               3,856
Dividends paid                                                                      (5,103)             (4,982)
                                                                                  --------            --------
Net cash provided by financing activities                                           23,732              25,829

Effect of foreign exchange rates on cash and cash equivalents                       (3,665)             (1,358)
                                                                                  --------            --------
Net change in cash and cash equivalents                                              3,237              33,145

Cash and cash equivalents on January 1                                              55,186              32,420
                                                                                  --------            --------
Cash and cash equivalents on March 31                                             $ 58,423            $ 65,565
                                                                                  ========            ========


   The accompanying notes are an integral part of the consolidated condensed financial statements.

                             MILLIPORE CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in millions, shares in thousands)

1. GENERAL: The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit certain information and disclosures which substantially duplicate information provided in the Company's latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

2.  INVENTORIES:  Inventories consisted of the following:

                                              March 31,         December 31,
                                                2001                2000
                                           ---------------   -----------------
Raw materials                                  $ 58.6              $ 53.9
Work in process                                  33.0                29.8
Finished goods                                   59.5                63.0
                                           ---------------   -----------------
Total                                          $151.1              $146.7
                                           ===============   =================

3. PROPERTY, PLANT AND EQUIPMENT: Accumulated depreciation on property, plant and equipment was $209.7 at March 31, 2001 and $209.3 at December 31, 2000.

4. 1998 RESTRUCTURING PROGRAM: The 1998 Restructuring Program has been completed and substantially all final cash payments will occur in the second quarter of 2001. The payments consist primarily of lease termination costs. Of the planned 620 employees, 615 left the Company pursuant to this initiative.

    The following is a summary of the 1998 Restructuring Program reserve balances at March 31, 2001:

                                            Balance at             Cash           Balance at
                                         December 31, 2000     disbursements     March 31, 2001
                                         -----------------     -------------     --------------
Employee severance costs                       $0.9                 $0.2              $0.7
Leasehold and other costs                       1.7                  0.3               1.4
                                               ----                 ----              ----
Total                                          $2.6                 $0.5              $2.1
                                               ====                 ====              ====

5.  2001 RESTRUCTURING PROGRAM AND OTHER CHARGES:

    In the first quarter of 2001, in connection with the previously announced separation of the Company into two independent companies, a restructuring program was initiated to reorganize both the Microelectronics and BioScience businesses of the Company. There were also costs associated with resizing the Microelectronics business in view of the current microelectronics industry downturn. The program included reducing, consolidating and outsourcing of certain manufacturing operations, centralization of European shared services (including order processing, cash collections and cash applications processes) and streamlining certain corporate shared services and divisional overhead functions to serve smaller organizations.

                             MILLIPORE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Dollars in millions, shares in thousands)

    These initiatives included a $28.1 million restructuring charge and $2.4 million of fixed asset write-offs for assets that are no longer in use. The restructuring charge included $26.7 million of employee severance costs and $1.4 million of lease cancellation costs. The severance costs included non-cash stock based compensation expense related to changes in stock awards. Approximately 420 positions will be eliminated and the affected employees were notified by March 31, 2001, however a number of these employees will continue in their existing positions with their related salary costs charged to operations as incurred. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through 2002. Through March 31, 2001, approximately 100 employees have left the Company and $2.8 million of cash severance benefits have been paid.

    The following is a summary of the 2001 Restructuring Program reserve balances at March 31, 2001:

                                            Restructuring        Cash         Non-cash        Balance at
                                                Charge         activity       activity       March 31, 2001
                                            ---------------------------------------------------------------
Employee severance costs                        $26.7            $2.8            $5.4             $18.5
Leasehold and other costs                         1.4               -               -               1.4
                                                -----            ----            ----             -----
Total                                           $28.1            $2.8            $5.4             $19.9
                                                =====            ====            ====             =====

    In the first quarter of 2001, the Company also incurred professional fees of approximately $3.5 million related to the separation of the Company's Microelectronics and BioScience business segments.

6. BUSINESS SEGMENT INFORMATION: The Company has two reportable business segments: BioScience and Microelectronics. The results for BioScience, Microelectronics and Corporate are presented below in "local currencies". Local currency results represent the foreign currency balances translated, in all periods presented, at Millipore's budgeted exchange rates for 2001, thus excluding the impact of fluctuations in the actual foreign currency rates. The Company's management uses this presentation for internal evaluation of the financial performance of the Company's business segments because it believes that the local currency results provides a clearer presentation of underlying business trends. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates.

                                                         Three Months Ended
                                                              March 31,
Consolidated Net Sales                                     2001       2000
---------------------------------------------------------------------------
BioScience                                                $173.3     $151.6
Microelectronics                                            85.6       75.1
Foreign exchange                                           (14.4)      (1.9)
                                                          ------     ------
Total net sales at actual exchange rates                  $244.5     $224.8
                                                          ======     ======


                                                         Three Months Ended
                                                              March 31,
Consolidated Operating Income                              2001       2000
----------------------------------------------------------------------------
BioScience                                                $ 44.6     $ 36.1
Microelectronics                                            14.0       16.8
Corporate                                                  (11.8)     (14.0)
Restructuring and other charges                            (30.5)         -
Separation costs                                           ( 3.5)         -
Foreign exchange                                           ( 5.3)       0.8
                                                          ------     ------
Total operating income at actual exchange rates           $  7.5     $ 39.7
                                                          ======     ======

                             MILLIPORE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Dollars in millions, shares in thousands)

7. BASIC AND DILUTED EARNINGS PER SHARE: The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three Months Ended
                                                              March 31,
                                                           2001       2000
                                                         ------------------
Numerator:
Net income                                               $   5.2    $  26.2
                                                         =======    =======

Denominator:
Basic weighted average shares outstanding                 46,414     45,273
Effect of dilutive securities                              1,000      1,179
                                                         -------    -------

Diluted weighted average shares outstanding               47,414     46,452
                                                         =======    =======

Net income per share:
     Basic                                               $  0.11    $  0.58
     Diluted                                             $  0.11    $  0.56

8. COMPREHENSIVE INCOME (LOSS): The following table presents the components of comprehensive income (loss), net of taxes:

                                                         Three Months Ended
                                                              March 31,
                                                           2001       2000
                                                         ------------------

Net unrealized gain (loss) on securities available
   for sale                                               $ (1.4)     $ 5.8
Impact of adopting SFAS No. 133                             (5.1)         -
Change in value of foreign currency interest rate
   swaps designated as hedges                                5.9
Foreign currency translation adjustments                   (24.1)      (8.2)
                                                          ------      -----

Other comprehensive loss                                   (24.7)      (2.4)
Net income                                                   5.2       26.2
                                                          ------      -----

Total comprehensive income (loss)                         $(19.5)     $23.8
                                                          ======      =====

9.  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT:

    Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met.

    With respect to all derivative instruments, SFAS No. 133 requires that companies, upon adoption of the new standard, record an adjustment to record the difference between a derivative's previous carrying amount and its current fair market value as a transition adjustment. At December 31, 2000, the Company was a party to U.S. dollar to Japanese yen foreign currency fixed rate-to-fixed rate interest rate swap agreements, which were designated as a hedge of the Company's net investment exposure in its Japanese subsidiary. On January 1, 2001, the Company recorded a net derivative liability transition adjustment of $5.1 million which was the difference between the Company's carrying value and the fair value of this derivative. This transition adjustment was recorded as a cumulative-effect type adjustment to other comprehensive income. During the first quarter of 2001, the swap agreements were terminated and a gain of $0.8 million was realized and recorded in other comprehensive income. In addition, the Company is no longer required to provide any cash collateralization which had previously been required as part of one its swap agreements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Local Currency Results
----------------------
The following discussion of the Results of Operations includes reference to revenue, margins and expenses in "local currencies". Local currency results represent the foreign currency balances translated, in all periods presented, at Millipore's budgeted exchange rates for 2001, thus excluding the impact of fluctuations in the actual foreign currency rates. The Company's management uses this presentation for internal evaluation of the financial performance of the Company's business segments because it believes that the local currency results provide a clearer presentation of underlying business trends. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates.

Results of Operations
---------------------
Consolidated net sales for the first quarter of 2001 were $245 million, an increase of 9% over sales for the same period last year. The Company reported earnings per share of $0.11 for the first quarter of 2001 compared to earnings per share of $0.56 for the first quarter of 2000. Excluding restructuring charges and other costs incurred to separate the Microelectronics business in the first quarter of 2001, earnings per share were $0.59.

The following table summarizes sales growth by business segment and geography in the first quarter of 2001 as compared to the first quarter of 2000 (U.S. dollars in millions):

                                                   March  31,                   Sales Growth
                                                2001        2000      In U.S. Dollars        Local Currency
                                              ---------------------------------------------------------------
BioScience                                      $ 162      $ 148             9%                    14%
Microelectronics                                   83         77             8%                    14%
                                                -----      -----            --                     --
    Total                                       $ 245      $ 225             9%                    14%
                                                =====      =====            ==                     ==

Americas                                        $ 105      $  97             9%                     9%
Europe                                             66         60             9%                    17%
Asia/Pacific                                       74         68             9%                    20%
                                                -----      -----            --                     --
    Total                                       $ 245      $ 225             9%                    14%
                                                =====      =====            ==                     ==

Currency Translation
--------------------

Currency translation reduced reported sales growth rates by 5 percentage points in the first quarter of 2001 due to the weakening of the Euro, the British pound and the Japanese yen. If foreign exchange rates remain at April 27, 2001 levels, the expected second quarter and full year 2001 sales growth rates in dollars will be lower than local currency growth rates.

Business Segment Results
------------------------

BioScience Segment:

BioScience sales, in local currency, increased 14% in the first quarter of 2001 compared to the first quarter of 2000. Double digit sales growth, in local currency, was reported in all geographies. Sales growth was strongest to customers in biotechnology markets and also to life science customers.

BioScience operating income, in local currency, increased 23% in the first quarter of 2001 over the first quarter of 2000 as a result of the increased sales combined with improved gross profit margins. The improved gross profit margin percentage was attributed to an increased mix of consumable product sales that generally have higher margins.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Microelectronics Segment:

Microelectronics sales, in local currency, increased 14% in the first quarter of 2001 compared to the same period last year. Sales growth was positive in all geographies with the most significant growth in Europe and Asia/Pacific. First quarter of 2001, sequential quarter sales growth was down 15% from the fourth quarter of 2000. Although recently published industry results and forecasts depict trends of continued decline in demand for both semiconductors and semiconductor capital equipment for at least the remainder of 2001, the extent and the duration of this industry downturn to the Microelectronics segment is unknown.

Microelectronics operating income, in local currency, decreased from $16.8 million or 22% of sales in the first quarter of 2000 to $14.0 million or 16% of sales in the first quarter of 2001. The decrease is primarily due to reduced gross profit margins offset by sales growth and operating expense leverage. The gross profit margins were negatively impacted by having more manufacturing employees than needed based on the reduced demand. The Company responded during the quarter by restructuring its manufacturing operations for the industry downturn.

Corporate Expenses:

Corporate expenses, in local currency decreased from $14.0 million to $11.8 million in the first quarter of 2001 as compared to the same quarter of the prior year. The decreased expenses related primarily to reduced variable compensation expense.

Restructuring and Other Charges
-------------------------------
In the first quarter of 2001, in connection with the previously announced separation of the Company into two independent companies, a restructuring program was initiated to reorganize both the Microelectronics and BioScience businesses and to prepare them to operate successfully as two independent companies. There were also costs associated with resizing the Microelectronics business in view of the current microelectronics industry downturn.

Key initiatives which will be substantially concluded in the next twelve months include:

    o Globally streamlining certain corporate shared services and divisional overhead functions to serve smaller organizations
    o Centralizing into two locations European shared services including order processing, cash collections and cash applications processes
    o Closing the manufacturing operation in China in order to reduce manufacturing infrastructures
    o Outsourcing certain manufacturing processes in Puerto Rico to third party vendors in order to create a more flexible cost structure
    o Reducing and reorganizing Microelectronics manufacturing including reduction of manufacturing workforce due to the current industry downturn and reorganizing manufacturing to better leverage worldwide manufacturing capacity

These initiatives included a $28.1 million restructuring charge and $2.4 million of fixed asset write-offs for assets which are no longer in use. The restructuring charge included $26.7 million of employee severance costs and $1.4 million of lease cancellation costs. Approximately 420 positions will be eliminated and the affected employees were notified by March 31, 2001, however for employees temporarily continuing in their existing positions, related salary costs will be charged to operations as incurred. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through 2002. Through March 31, 2001, approximately 100 employees have left the Company and $2.8 million of severance benefits have been paid.

The restructuring program is expected to yield annualized savings of approximately $20 million. The savings will result in reduced wages, facility related costs and depreciation. The savings will be reflected in cost of sales, selling, general and administrative expenses and research and development expenses. The savings will begin in the second quarter of 2001 but will not be fully realizable until the second half of this year and into the first quarter of 2002.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the next several quarters, the Company expects to incur approximately $4 million of additional operating expenses associated with the restructuring program. These costs primarily relate to the closure of leased facilities and fixed assets that are currently in use and employee retention bonuses. In addition, the Company plans to open a Microelectronics manufacturing plant in Ireland in 2002 and will incur additional restructuring and operating expenses to relocate production activities.

In the first quarter of fiscal 2001, the Company also incurred professional fees of $3.5 million related to the separation of the Company's Microelectronics and BioScience business segments.

Consolidated Results
--------------------
Gross profit margins, in local currencies, were 53% in the first quarter of 2001 compared to 55% reported in the first quarter of 2000. The margin reduction can be primarily attributed to relatively higher manufacturing costs in the Microelectronics segment.

Selling, general and administrative expenses (SG&A), in local currencies, increased 4% in the first quarter of 2001 as compared to the first quarter of 2000. This increase is primarily attributed to additional headcounts and increased spending due to higher sales volume. As a percentage of net sales, SG&A expenses in local currencies decreased approximately 2 percentage points.

Research and development (R&D) expenses, in local currencies, increased 14% in the first quarter of 2001 as compared to the first quarter of 2000. This increase is due to additional research and development programs. As a percentage of sales, R&D expenses remained constant at 6.5%.

Operating income, excluding restructuring and other costs, in the first quarter of 2001 as compared to the same period of the prior year in U.S. dollars, was adversely effected by the impact of the weakened Euro, British pound and Japanese Yen. If current foreign exchange rates remain in effect for the second quarter and full year of 2001 then foreign exchange will have a more significant negative impact on operating income as compared to the same periods of the prior year.

Net interest expense decreased in the first quarter of 2001 as compared to the first quarter of 2000 primarily attributed to lower average borrowings.

The effective income tax rate, excluding unusual expenses for the 2001 restructuring program, for the first quarter of 2001 was 22.0% compared to 21.0% for the first quarter of 2000. The effective income tax rate on the restructuring and other charges was 35% because these charges occurred in countries with higher tax rates.

Change in Accounting for Derivative Financial Instruments
---------------------------------------------------------
Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met.

With respect to all derivative instruments, SFAS No. 133 requires that companies record an adjustment to record the difference between a derivative's previous carrying amount and its current fair market value as a transition adjustment. At December 31, 2000, the Company was a party to U.S. dollar to Japanese yen foreign currency fixed rate-to-fixed rate interest rate swap agreements, which were designated as a hedge of the Company's net investment exposure in it's Japanese subsidiary. The Company recorded a net derivative liability transition adjustment of $5.1 million, on January 1, 2001, to record the difference between the Company's carrying value and the fair value of this derivative. This transition adjustment was recorded as a cumulative-effect type adjustment to other comprehensive income. During the first quarter of 2001, the swap agreements were terminated and a gain of $0.8 million was realized and recorded to other comprehensive income. In addition, the Company is no longer required to provide any cash collateralization which had previously been required as part of one its swap agreements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Foreign Exchange
----------------
A substantial portion of the Company's business is conducted outside of the United States through its foreign subsidiaries. This business is transacted through the Company's network of international subsidiaries generally in the local currency. Approximately 30% of the Company's sales are derived from Europe where the U.S. dollar continued to strengthen against the Euro during the first quarter of 2001. The Company is able to partially mitigate the impact of fluctuations in the Euro by active management of cross border currency flows and material sourcing. Additionally, the Company has significant exposure to changes in the Japanese yen that can not be mitigated through normal financing or operating activities. Accordingly, the net equity exposure had been managed through the use of debt swap agreements. The Company terminated the debt swap agreements in the first quarter of 2001 and intends to pursue other instruments in the second quarter of 2001 to mitigate the yen exposure. Generally, when the U.S. dollar strengthens against currencies in which the Company transacts its business, sales and net income will be adversely impacted.

Capital Resources and Liquidity
-------------------------------
Cash used by operations in the first three months of 2001 was $4.8 million compared to cash generated by operations of $7.5 million in the first three months of 2000. In the first quarter of 2001, net income of $5.2 million (excluding the $30.5 million ($19.8 million after tax) of restructuring and other expenses) was primarily offset by increases in inventories of $11.2 million and decreases in both accrued expenses of $16.3 million and accrued income taxes of $18.1 million. The inventory growth related to both future sales for the BioScience segment and purchase commitments for Microelectronics. The accrued expense decrease related to payments for employee compensation accrued in 2000. The Company also borrowed $17.5 million under its revolving credit facility and received $8.2 million for stock option exercises and $3.2 million of cash previously restricted as part of the close out of the debt swap agreements. Cash was used to invest $12.0 million in property, plant and equipment and to pay dividends of $5.1 million.

Forward Looking Statements
--------------------------
The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements based on current management expectations involving substantial risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, without limitation, difficulties in the successful implementation of our restructuring activities, as well as those risks and uncertainties described in our Form 10-K for the year ended December 31, 2000.

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

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The annual Meeting of Stockholders of Millipore Corporation was held on April 26, 2001. At the Annual Meeting the only matter voted on was the election of three Class II Directors for a three-year term (expiring in 2004). The following votes were tabulated with respect to the election:

                           Votes "For"      Withheld
                           -----------      --------
     Daniel Bellus          40,967,659       449,148
     Robert C. Bishop       40,961,229       455,578
     Robert E. Caldwell     40,945,964       470,843

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits
    10  Letter Agreement, dated March 28, 2001, between the Company and Michael
        P. Carroll

b.  Report on Form 8-K

    No reports on Form 8-K have been filed by the Company during the fiscal quarter ended March 31, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Millipore Corporation
                              Registrant



May 14, 2001                  /s/ Kathleen B. Allen
------------                  -------------------------------------
Date                          Kathleen B. Allen
                              Vice President and Chief Financial Officer

May 14, 2001                  /s/ Donald B. Melson
------------                  -------------------------------------
Date                          Donald B. Melson
                              Corporate Controller and Chief Accounting Officer