Form 10-Q
period 2001-06-30
MILLIPORE CORP /MA
filed 2001-08-14
CIK 66479

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

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

Yes    X     No
      ---         ---

The Company had 47,628,463 shares of common stock outstanding as of August 9, 2001.

                             MILLIPORE CORPORATION
                              INDEX TO FORM 10-Q



                                                                       Page No.
                                                                       --------
Part I.   Financial Information

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets -
            June 30, 2001 and December 31, 2000                            2

          Consolidated Statements of Income -
            Three and Six Months Ended June 30, 2001 and 2000              3

          Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 2001 and 2000                        4

          Notes to Consolidated Condensed
            Financial Statements                                         5-8

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations            9-12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk      13

Part II.  Other Information

Item 1.   Legal Proceedings                                               13

Item 6.   Exhibits and Reports on Form 8-K                                13

          Signatures                                                      14

          Exhibit Index                                                   15

                             MILLIPORE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                     June  30,                   December 31,
                                                                       2001                          2000
-------------------------------------------------------------------------------------------------------------------
ASSETS                                                              (Unaudited)
------
Current assets
   Cash and cash equivalents                                              $  62,765                       $  55,186
   Cash held as collateral                                                        -                           3,212
   Accounts receivable, net                                                 135,074                         137,035
   Deferred income taxes                                                     13,077                          13,077
   Inventories                                                               82,797                          84,051
   Other current assets                                                       5,832                           5,214
                                                                          ---------                       ---------
Total Current Assets                                                        299,545                         297,775

Property, plant and equipment, net                                          163,557                         159,820
Deferred income taxes                                                        71,283                          71,283
Intangible assets                                                            29,138                          30,993
Other assets                                                                 11,982                          11,438
Net assets of discontinued operations                                       227,748                         248,790
                                                                          ---------                       ---------
Total Assets                                                              $ 803,253                       $ 820,099
                                                                          =========                       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
   Notes payable                                                          $  61,703                       $  52,544
   Accounts payable                                                          43,258                          46,912
   Accrued expenses                                                          65,459                          61,536
   Dividends payable                                                          5,385                           5,319
   Current portion of long-term debt                                        100,000                               -
   Accrued retirement plan contributions                                      4,756                           8,244
   Accrued income taxes payable                                               2,918                          20,137
                                                                          ---------                       ---------
Total Current Liabilities                                                   283,479                         194,692

Long-term debt                                                              200,000                         300,130
Other liabilities                                                            22,013                          19,909
Shareholders' equity
   Common stock                                                              56,988                          56,988
   Additional paid-in capital                                                35,547                          30,546
   Retained earnings                                                        559,081                         579,552
   Unearned compensation                                                     (3,230)                         (4,490)
   Accumulated other comprehensive loss                                     (72,385)                        (48,548)
                                                                          ---------                       ---------
                                                                            576,001                         614,048
   Less:  Treasury stock, at cost, 9,711
   shares in 2001 and 10,594 in 2000                                       (278,240)                       (308,680)
                                                                          ---------                       ---------
Total Shareholders' Equity                                                  297,761                         305,368
                                                                          ---------                       ---------
Total Liabilities and Shareholders' Equity                                $ 803,253                       $ 820,099
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

                             MILLIPORE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                  (Unaudited)

                                                            Three Months Ended                            Six Months Ended
                                                                 June 30,                                     June 30,
                                                   ---------------------------------               -------------------------------
                                                     2001                    2000                    2001                   2000
                                                   --------                --------                --------               --------
Net sales                                          $167,953                $153,360                $330,470               $301,019
Cost of sales                                        72,061                  68,716                 146,015                131,286
                                                   --------                --------                --------               --------
     Gross profit                                    95,892                  84,644                 184,455                169,733

Selling, general & administrative expenses           52,707                  48,539                 100,530                 98,933
Research & development expenses                      11,208                  10,108                  21,936                 20,066
Restructuring and other charges                           -                       -                  17,962                      -
                                                   --------                --------                --------               --------
     Operating income                                31,977                  25,997                  44,027                 50,734

Net gain on sale of securities                            -                   7,151                       -                  7,151
Interest income                                         863                   1,067                   1,581                  1,533
Interest expense                                     (6,638)                 (7,259)                (13,265)               (14,293)
                                                   --------                --------                --------               --------

Income from continuing operations before
  Income taxes                                       26,202                  26,956                  32,343                 45,125
Provision for income taxes                            5,764                   7,256                   4,780                 11,071
                                                   --------                --------                --------               --------
Income from continuing operations                  $ 20,438                $ 19,700                $ 27,563               $ 34,054

(Loss) income from discontinued operations,
   net of tax                                        (4,783)                 12,190                  (6,738)                24,049
(Loss) on disposal of discontinued operations,
   net of tax                                       (24,400)                      -                 (24,400)                     -
                                                   --------                --------                --------               --------
     Total discontinued operations                  (29,183)                 12,190                 (31,138)                24,049

      Net (loss) income                            $ (8,745)               $ 31,890                $ (3,575)              $ 58,103
                                                   ========                ========                ========               ========

Net (loss) income per share:
     Continuing operations                         $   0.44                $   0.43                $   0.59               $   0.75
     Discontinued operations                       $  (0.63)               $   0.27                $  (0.67)              $   0.53
     Net (loss) income                             $  (0.19)               $   0.70                $  (0.08)              $   1.28

Diluted net (loss) income per share:
     Continuing operations                         $   0.43                $   0.41                $   0.58               $   0.73
     Discontinued operations                       $  (0.61)               $   0.26                $  (0.66)              $   0.51
     Net (loss) income                             $  (0.18)               $   0.67                $  (0.08)              $   1.24

Cash dividends declared per share                  $   0.11                $   0.11                $   0.22               $   0.22

Weighted average shares outstanding:
     Basic                                           46,928                  45,849                  46,678                 45,568
     Diluted                                         47,881                  47,314                  47,657                 46,939

   The accompanying notes are an integral part of the consolidated condensed financial statements.

                             MILLIPORE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                          Six Months Ended June  30,
                                                                                       ---------------------------------
                                                                                         2001                     2000
                                                                                       --------                 --------
Cash Flows From Operating Activities:
-------------------------------------

Net income (loss)                                                                      $ (3,575)                $ 58,103
Less: Income (loss) from discontinued operations                                         (6,738)                  24,049
      (Loss) on disposal of discontinued operations                                     (24,400)                       -
                                                                                       --------                 --------
Net income from continuing operations                                                    27,563                   34,054
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
 Depreciation and amortization                                                           15,797                   14,654
 Gain on sale of securities                                                                   -                   (7,151)
 Deferred tax benefit                                                                         -                   (5,861)
 Restructuring and other charges                                                         17,962                        -
 Changes in operating assets and liabilities, net:
   (Increase) in accounts receivable                                                     (6,493)                  (5,712)
   (Increase) in inventories                                                             (4,487)                  (9,403)
   (Increase) in other current assets and other assets                                   (3,014)                  (1,917)
   (Decrease) in accounts payable and accrued expenses                                  (17,928)                  (2,481)
   (Decrease) in accrued retirement plan contributions                                   (1,400)                  (1,590)
   (Decrease) increase in accrued income taxes                                          (21,896)                   6,924
   Increase in other                                                                      2,480                    2,229
                                                                                       --------                 --------
Net cash provided by operating activities from continuing operations                      8,584                   23,746

Cash Flows From Investing Activities:
-------------------------------------

Additions to property, plant and equipment                                              (25,311)                 (11,237)
Proceeds from sale of property                                                                -                    8,808
                                                                                       --------                 --------
Net cash used in investing activities from continuing operations                        (25,311)                  (2,429)

Cash Flows From Financing Activities:
-------------------------------------

Issuance of treasury stock under stock plans                                             30,352                   23,351
Net change in borrowings under Lines of Credit                                            9,159                  (13,545)
Dividends paid                                                                          (10,235)                 (10,005)
Decrease in cash held as collateral                                                       3,212                    4,301
                                                                                       --------                 --------
Net cash provided by financing activities from continuing operations                     32,488                    4,102

Effect of foreign exchange rates on cash and cash equivalents                            (3,451)                  (2,206)
                                                                                       --------                 --------
Net cash provided by continuing operations                                               12,310                   23,213
Net cash (used in) discontinued operations                                               (4,731)                  (8,497)
                                                                                       --------                 --------
Net increase in cash and cash equivalents                                                 7,579                   14,716

Cash and cash equivalents on January 1                                                   55,186                   32,420
                                                                                       --------                 --------

Cash and cash equivalents on June 30                                                   $ 62,765                 $ 47,136
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

                             MILLIPORE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Dollars in millions, shares in thousands)

1. GENERAL: The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit certain information and disclosures which substantially duplicate information provided in the Company's latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The financial statements for all periods presented have been restated for discontinued operations as discussed in Note 2. In the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

2. DISCONTINUED OPERATIONS: On October 3, 2000, the Company announced its plans, subject to certain conditions, to separate into two distinct companies by making its microelectronics business segment an independent, publicly traded company. In accordance with these plans, the microelectronics business segment was separated into a wholly-owned Millipore subsidiary named Mykrolis Corporation ("Mykrolis") on March 31, 2001. Also in accordance with these plans, Mykrolis planned an initial public offering of less than 20% of its common stock (the "Mykrolis IPO"). Within approximately six months of the Mykrolis IPO, the Company intends to spin-off the remaining shares of Mykrolis through a dividend distribution to Millipore shareholders.

    During the second quarter, the Company received a ruling from the Internal Revenue Service that the Mykrolis spin-off transaction, as planned, would be tax-free to the Company and its stockholders. Thereafter, the Company's management and Board of Directors approved the plan of disposition for Mykrolis. Accordingly, the Company's consolidated condensed financial statements and notes thereto reflect the Company's microelectronics business as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

    On August 9, 2001, the registration statement on Form S-1 for the Mykrolis IPO was declared effective, and the Mykrolis IPO is expected to be completed on August 15, 2001. Based on 7 million shares offered at a price of $15.00 per share, Mykrolis will receive gross proceeds of $105 million. From these gross proceeds, Mykrolis will pay underwriting commissions and other expenses of approximately $8 million. Mykrolis will retain $75 million to support operating requirements. The remainder will be paid to the Company in accordance with the separation agreements between the two companies.

    In addition, as part of the Mykrolis IPO, Mykrolis has granted its underwriters an option to buy up to 1.05 million additional shares of Mykrolis common stock at $15.00 per share to cover overallotment of shares by the underwriters. The underwriters have 30 days to exercise this option. The net proceeds resulting from an exercise of this overallotment option, if any, will be distributed to the Company.

    The summary of operating results from discontinued operations is as follows:

                                                                       Three Months Ended                 Six Months Ended
                                                                      --------------------            ----------------------
                                                                            June 30,                          June 30,
                                                                       2001           2000             2001             2000
    --------------------------------------------------------------------------------------            ----------------------
    Net revenue                                                       $56.4          $86.2            $139.0          $163.8
    Gross Profit                                                       19.7           45.7              58.8            85.1
    (Loss) income from discontinued operations
    Before income taxes                                               $(6.1)         $15.2            $(10.7)         $ 30.2
    Provision (benefit) for income taxes                               (1.3)           3.0              (4.0)            6.2
                                                                      -----          -----            ------          ------
    (Loss) income from discontinued operations,
    net of income taxes                                               $(4.8)         $12.2            $ (6.7)         $ 24.0
                                                                      =====          =====            ======          ======

                             MILLIPORE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Dollars in millions, shares in thousands)

    In the second quarter of 2001, the Company recorded a $24.4 million loss ($35.1 million pretax) on disposal of discontinued operations. This loss included the estimated future operating losses of $18.6 million ($27.8 million pretax) for Mykrolis through the planned disposition date in the first quarter of 2002 and disposition expenses of $5.8 million ($7.3 million pretax.)

    Net assets of discontinued operations at June 30, 2001 and December 31, 2000 are summarized below:


                                                     June 30,     December 31,
                                                      2001            2000
                                                     -------      ------------

        Current assets                                $147.5          $157.8
        Non-current assets                             137.1           145.8
        Current liabilities                            (47.7)          (39.9)
        Non-current liabilities                        ( 9.2)          (14.9)
                                                      ------          ------
        Net assets of discontinued operations         $227.7          $248.8
                                                      ======          ======

    Current assets principally include accounts receivable and inventory. Non-current assets include property, plant and equipment, deferred income taxes, intangible assets and other assets. Current liabilities consist of accounts payable, income taxes payable and accrued expenses. Non-current liabilities consist principally of pension obligations.

    Net cash flows from discontinued operations include $2.7 million of cash used in operations and $2.0 million for investing activities in the first half of 2001, and $1.7 million of cash used in operations and $6.8 million for investing activities in the first half of 2000.

3.  INVENTORIES:  Inventories consisted of the following:

                                           June 30,     December 31,
                                             2001           2000
                                           --------     ------------

       Raw materials                        $25.0          $24.9
       Work in process                       21.6           18.3
       Finished goods                        36.2           40.9
                                            -----          -----
       Total                                $82.8          $84.1
                                            =====          =====

4. PROPERTY, PLANT AND EQUIPMENT: Accumulated depreciation on property, plant and equipment was $158.7 at June 30, 2001 and $163.1 at December 31, 2000.

5. 1998 RESTRUCTURING PROGRAM: The 1998 Restructuring program has been completed and substantially all final cash payments will occur in third quarter of 2001. The payments consist primarily of lease termination costs. Of the planned 159 employees, all left the Company pursuant to this initiative.

    The following is a summary of the restructuring program reserve balances at June 30, 2001:


                                    Balance at                      Balance at
                                    December 31,      Cash            June 30,
                                       2000        disbursements        2001
                                    ------------   -------------    ----------
    Employee severance costs          $0.9             $0.2            $0.7
    Leasehold and other costs          1.6              0.5             1.1
                                      ----             ----            ----
    Total                             $2.5             $0.7            $1.8
                                      ====             ====            ====

6. 2001 RESTRUCTURING PROGRAM AND OTHER CHARGES: In the first quarter of 2001, a restructuring program was initiated to reorganize the Company. The program included reducing, consolidating and outsourcing of certain manufacturing operations, centralization of European shared services (including order processing, cash collections and cash applications processes) and streamlining certain corporate shared services and divisional overhead functions to serve a smaller organization.

                             MILLIPORE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Dollars in millions, shares in thousands)

    These initiatives included a $16.5 million restructuring charge and $1.5 million of fixed asset write-offs for assets that are no longer in use. The restructuring charge included $15.4 million of employee severance costs and $1.1 million of lease cancellation costs. The severance costs included non-cash stock based compensation expense related to changes in stock awards. Approximately 215 positions will be eliminated and the affected employees were notified by March 31, 2001. Certain of these employees will continue in their existing positions for a limited period with their related salary costs charged to operations as incurred. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through 2002. Through June 30, 2001, approximately 100 employees have left the Company and $3.2 million of cash severance benefits have been paid.

    The following is a summary of the 2001 Restructuring Program reserve balances at June 30, 2001:

                                              Restructuring            Cash              Non-cash           Balance at
                                                 Charge              activity            activity          June 30, 2001
                                          ------------------------------------------------------------------------------------
Employee severance costs                         $15.4                  $3.2                $2.2                $10.0
Leasehold and other costs                          1.1                     -                   -                  1.1
                                                 -----                  ----                ----                -----
Total                                            $16.5                  $3.2                $2.2                $11.1
                                                 =====                  ====                ====                =====

7. BASIC AND DILUTED EARNINGS PER SHARE: Share information used to calculate earnings per share ("EPS") is as follows:

                                                                   Three Months Ended                Six Months Ended
                                                                        June 30,                         June 30,
                                                                   2001          2000               2001           2000
                                                                 ---------------------            ----------------------
Weighted average common shares outstanding for basic EPS         46,928         45,849             46,678         45,568
Dilutive effect of stock options and restricted stock               953          1,465                979          1,371
                                                                 ------         ------             ------         ------
Weighted average common shares outstanding for
 diluted EPS                                                     47,881         47,314             47,657         46,939
                                                                 ======         ======             ======         ======

8. COMPREHENSIVE INCOME: The following table presents the components of comprehensive income (loss), net of taxes:

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                                  2001          2000             2001            2000
                                                                ---------------------          -----------------------
Unrealized holding gains on marketable securities               $  0.5        $   1.2          $  (0.8)         $  7.0
Reclassification adjustment for gains realized in
   Net income                                                        -           (4.7)               -            (4.7)
                                                                ------        -------          -------          ------
Net unrealized gains (loss) on securities available
   For sale                                                     $  0.5        $  (3.5)         $  (0.8)         $  2.3
Impact of adopting SFAS No. 133                                                                   (5.1)
Change in value of foreign currency interest rate
 swaps designated as hedges                                                                        5.9
Foreign currency translation adjustments                          (6.7)          (1.1)           (23.8)           (9.3)
                                                                ------        -------          -------          ------

Other comprehensive loss                                          (6.2)          (4.6)           (23.8)           (7.0)
Net income (loss)                                                 (8.7)          31.9             (3.6)           58.1
                                                                ------        -------          -------          ------
Total comprehensive income (loss)                               $(14.9)       $  27.3          $ (27.4)         $ 51.1
                                                                ======        =======          =======          ======

                             MILLIPORE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Dollars in millions, shares in thousands)

9. DEBT: As a result of the adoption of discontinued operations accounting for Mykrolis, the Company amended its revolving credit agreement (the "Revolver"). The amendment modified the definition of EBITDA (earnings before interest, taxes, depreciation and amortization) as used in the Revolver, such that net losses associated with the Mykrolis discontinued operations do not result in a continuing default under the Revolver's financial covenants. The amendment also served to permit Mykrolis to obtain secured financing not to exceed $35 million following the Mykrolis IPO and reduced the maximum available to the Company for borrowing to $175 million.

    In addition, the Company obtained a waiver under the agreement governing its 7.23% note payable (the "Note Agreement"). Under the waiver, the EBITDA definition in the Note Agreement has been temporarily modified similarly to the modifications obtained for the Revolver, described above, to prevent a default of the Note Agreement's financial covenants. The waiver is valid through October 19, 2001. Prior to the termination of the waiver, the Company intends to negotiate either an extension of the waiver, an amendment to the Note Agreement making the modified EBITDA definition permanent, or a more comprehensive restructuring of the indebtedness under the Note Agreement.


10. NEW ACCOUNTING PRONOUNCEMENTS: In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company as required in the first quarter of fiscal year 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

11. LEGAL PROCEEDINGS: On July 21, 1999 Amersham Pharmacia Biotech AB ("APB") of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB appealed this decision and, on July 5, 2001, the British Appeals Court affirmed the decision of the High Court. APB is now seeking leave to appeal the decision to the House of Lords. The High Court also ruled that a discontinued product did infringe one of the APB patents. A hearing on damages has yet to be scheduled with respect to this matter. In any event, the outcome of this suit is not expected to have a material adverse impact on the Company's financial condition or results of operations.


12. BUSINESS SEGMENT INFORMATION: In conjunction with its reporting of the Microelectronics business segment as discontinued operations in the second quarter, the Company evaluated its continuing business activities that are regularly reviewed by the Company's chief decision makers. As a result of this evaluation, the Company determined that it operates in one reportable operating segment, the Bioscience segment.

    Within this segment, the Company develops, manufactures and sells consumable products and capital equipment to pharmaceutical, biotechnology, life science research companies, university and government laboratories and research institutes. The Company's product offerings are used in laboratory and research applications, drug discovery and development and in biopharmaceutical and biotechnology applications for drug manufacturing. These products are sold worldwide, principally through a direct sales force. Distributors are used in selected regions and for specific product lines.

    The Company's chief decision makers (the chief executive officer and the Company's executive committee) evaluate the performance of the Company and make resource allocation decisions based on total consolidated company results. Please refer to the consolidated condensed financial statements included herein for financial information regarding the one reportable segment of the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On October 3, 2000, the Company announced its plans, subject to certain conditions, to separate into two distinct companies by making its microelectronics business segment an independent, publicly traded company. In accordance with these plans, the microelectronics business segment was separated into a wholly-owned Millipore subsidiary named Mykrolis Corporation ("Mykrolis") on March 31, 2001. Also in accordance with these plans, Mykrolis planned an initial public offering of less than 20% of its common stock (the "Mykrolis IPO"). Within approximately six months of the Mykrolis IPO, the Company intends to spin-off the remaining shares of Mykrolis through a dividend distribution to Millipore shareholders.

During the second quarter, the Company received a ruling from the Internal Revenue Service that the Mykrolis spin-off transaction, as planned, would be tax-free to the Company and its stockholders. Thereafter, the Company's management and Board of Directors approved the plan of disposition for Mykrolis. Accordingly, the Company's consolidated condensed financial statements and notes thereto reflect the Company's microelectronics business as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

On August 9, 2001, the registration statement on Form S-1 for the Mykrolis IPO was declared effective, and the Mykrolis IPO is expected to be completed on August 15, 2001. Based on 7 million shares offered at a price of $15.00 per share, Mykrolis will receive gross proceeds of $105 million. From these gross proceeds, Mykrolis will pay underwriting commissions and other expenses of approximately $8 million. Mykrolis will retain $75 million to support operating requirements. The remainder will be paid to the Company in accordance with the separation agreements between the two companies.

In addition, as part of the Mykrolis IPO, Mykrolis has granted its underwriters an option to buy up to 1.05 million additional shares of Mykrolis common stock at $15.00 per share to cover overallotment of shares by the underwriters. The underwriters have 30 days to exercise this option. The net proceeds resulting from an exercise of this overallotment option, if any, will be distributed to the Company.

Unless otherwise indicated, the remainder of this discussion is on a continuing operations basis only.

Local Currency Results
----------------------

The following discussion of the Results of Operations includes reference to revenue, margins and expenses in "local currencies". Local currency results represent the foreign currency balances translated, in all periods presented, at Millipore's budgeted exchange rates for 2001, thus excluding the impact of fluctuations in the actual foreign currency rates. The Company's management uses this presentation for internal evaluation of the financial performance of the Company because it believes that the local currency results provide a clearer presentation of underlying business trends. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates.

Results of Operations
---------------------

Consolidated net sales for the second quarter of 2001 were $168 million, an increase of 10% over sales for the same period last year. The Company reported earnings from continuing operations of $0.43 per share for the second quarter of 2001 compared to earnings per share of $0.41 for the second quarter of 2000.

The following table summarizes sales growth by geography in the second quarter of 2001 as compared to the second quarter of 2000 (U.S. dollars in millions):

                                            June 30,                        Sales Growth
                                     2001             2000        In U.S. Dollars    Local Currency
                                   ---------------------------------------------------------------------------------
Americas                           $  80             $  69              15%              15%
Europe                                55                51               7%              14%
Asia/Pacific                          33                33               1%              15%
                                   -----             -----              --               --
    Total                          $ 168             $ 153              10%              14%
                                   =====             =====              ==               ==

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the second quarter of 2001, the Japanese yen weakened against the U.S. dollar by approximately 18%, and the Euro weakened against the U.S. dollar by approximately 13%, compared to the second quarter of 2000. Despite the increase in volume of both yen and Euro denominated sales, the weaker yen and Euro resulted in an unfavorable currency impact on sales growth rates by 4 percentage points in the second quarter of 2001. If foreign exchange rates remain at July 28, 2001 levels, the expected third quarter and full year 2001 sales growth in dollars, as compared to the prior year, will remain lower than local currency growth rates.

Sales, in local currency, increased 14% in the second quarter of 2001 compared to the second quarter of 2000. Double-digit sales growth, in local currency, was reported in all geographies. Sales growth was strongest to customers in biotechnology markets and life science markets.

Gross profit margins, in local currencies, were 57% in the second quarter of 2001 compared to 56% reported in the second quarter of 2000. The improved margins were primarily attributed to increased sales volumes, combined with a favorable mix of consumable product sales that generally have higher margins.

Selling, general and administrative expenses (SG&A), in local currencies, increased 13% in the second quarter of 2001 as compared to the second quarter of 2000. This increase is primarily attributed to increased spending due to higher sales volume. As a percentage of net sales, SG&A expenses in local currencies decreased approximately 1 percentage point.

Research and development (R&D) expenses, in local currencies, increased 13% in the second quarter of 2001 as compared to the second quarter of 2000. This increase is due to additional R&D programs primarily in the areas of genomic and proteomic research. As a percentage of sales, R&D expenses remained constant at 6%.

Operating income, in local currency, increased 27% in the second quarter of 2001 over the second quarter of 2000 primarily as a result of the increased sales combined with improved gross profit margins.

Operating income in the second quarter of 2001 as compared to the second quarter of 2000, in U.S. dollars, was adversely affected by the impact of the weakened Euro and Japanese yen. If current foreign exchange rates remain in effect for the third quarter and full year of 2001, foreign exchange will have a more significant negative impact on operating income as compared to the same periods of the prior year.

In the second quarter of 2000, the Company sold its holdings in Oxford GlycoSciences Plc, resulting in a gain on sale of securities of $7.5 million.

Net interest expense decreased in the second quarter of 2001 as compared to the second quarter of 2000 primarily attributed to lower average borrowings.

The effective income tax rate for the first half of 2001 and 2000 was 22%, excluding unusual items for the March 2001 restructuring program and gain on sale of equity securities recorded in the second quarter of 2000. The effective income tax rate on these unusual items was 35% because they occurred in countries with higher tax rates.

Loss from discontinued operations for the second quarter of 2001 was $4.8 million compared to income of $12.2 million for the second quarter of 2000.
(Loss) income from discontinued operations includes the results of the microelectronics businesses that comprise Mykrolis.

Loss on disposal of discontinued operations of $24.4 million recorded in the second quarter of 2001 includes estimated future operating losses of $18.6 million for Mykrolis through the planned disposition date in the first quarter of 2002 and disposition expenses of $5.8 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restructuring and Other Charges
-------------------------------

In the first quarter of 2001, the Company initiated a restructuring program. Key initiatives that will be substantially concluded by the first quarter of 2002 include:

o Globally streamlining certain corporate shared services and divisional overhead functions to serve smaller organizations

o Centralizing into two locations European shared services including order processing, cash collections and cash applications processes

o Closing the manufacturing operation in China in order to reduce manufacturing infrastructures

o Outsourcing certain manufacturing processes in Puerto Rico to third party vendors in order to create a more flexible cost structure

These initiatives included a $16.5 million restructuring charge and $1.5 million of fixed asset write-offs for assets which are no longer in use. The restructuring charge included $15.4 million of employee severance costs and $1.1 million of lease cancellation costs. Approximately 215 positions were eliminated and the affected employees were notified by March 31, 2001, however for employees temporarily continuing in their existing positions, related salary costs will be charged to operations as incurred. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through 2002. Through June 30, 2001, approximately 100 employees have left the Company and $3.2 million of severance benefits have been paid.

The restructuring program is expected to yield annualized savings of approximately $10 million. The savings will result in reduced wages, facility related costs and depreciation. The savings will be reflected in cost of sales, SG&A expenses and R&D expenses. The savings, which began in the second quarter of 2001, will not be fully realizable until the second half of this year and into the first quarter of 2002.

Foreign Exchange
----------------

A substantial portion of the Company's business is conducted outside of the United States through its foreign subsidiaries, generally in the local currency. Approximately 30% of the Company's sales are derived from Europe where the U.S. dollar continued to strengthen against the Euro during the second quarter of 2001, and 20% of the sales are from Asia/Pacific where the U.S. dollar strengthened against the Japanese yen. The Company is able to partially mitigate the impact of currency fluctuations by active management of cross border currency flows and material sourcing. Generally, when the U.S. dollar strengthens against currencies in which the Company transacts its business, sales and net income will be adversely impacted.

Capital Resources and Liquidity
--------------------------------

Cash generated by operations in the first six months of 2001 was $ 8.6 million, compared to cash generated by operations of $23.7 million in the first six months of 2000. In the first six months of 2001, net income of $25.6 million (excluding the $18.0 million ($11.7 after tax) of restructuring) was primarily offset by decreases in accounts payable and accrued expenses of $17.9 million and accrued income taxes of $21.9 million. The accounts payable and accrued expense decrease related to payments for employee compensation accrued in 2000 coupled with lower employee compensation accruals for the first half of 2001. The decrease in accrued taxes resulted from income tax payments made during the first six months of 2001. The Company also borrowed $9.2 million under its revolving credit facility and received $30.4 million for stock option exercises and $3.2 million of cash previously restricted as part of the close out of the debt swap agreements. Cash was used to invest $25.3 million in property, plant and equipment and to pay dividends of $10.2 million.

As a result of the adoption of discontinued operations accounting for Mykrollis, the Company amended its revolving credit agreement (the "Revolver"). The amendment modified the definition of EBITDA (earnings before interest, taxes, depreciation and amortization) as used in the Revolver, such that net losses associated with discontinued operations do not result in a continuing default under the Revolver's financial covenants. The amendment also served to permit Mykrolis to obtain secured financing not to exceed $35 million following the Mykrolis IPO and reduced the maximum amount available to the Company for borrowings to $175 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, the Company has obtained a waiver under the agreement governing its 7.23% note payable (the "Note Agreement"). Under the waiver, the EBITDA definition in the Note Agreement has been temporarily modified similarly to the modifications in the Revolver, to prevent a default of the Note Agreement's financial covenants. The waiver is valid through October 19, 2001. Prior to the termination of the waiver, the Company intends to negotiate either an extension of the waiver, an amendment to the Note Agreement making the modified EBITDA definition permanent, or a more comprehensive restructuring of the indebtedness under the Note Agreement.

Legal Proceedings
-----------------

On July 21, 1999 Amersham Pharmacia Biotech AB ("APB") of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB appealed this decision and, on July 5, 2001, the British Appeals Court affirmed the decision of the High Court. APB is now seeking leave to appeal the decision to the House of Lords. The High Court also ruled that a discontinued product did infringe one of the APB patents. A hearing on damages has yet to be scheduled with respect to this matter. In any event, the outcome of this suit is not expected to have a material adverse impact on the Company's financial condition or results of operations.

New Accounting Pronouncements
------------------------------

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives.
SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company as required in the first quarter of fiscal year 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

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

Part II - Other Information

Item 1  Legal Proceedings

On July 21, 1999 Amersham Pharmacia Biotech AB ("APB") of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB appealed this decision and, on July 5, 2001, the British Appeals Court affirmed the decision of the High Court. APB is now seeking leave to appeal the decision to the House of Lords. The High Court also ruled that a discontinued product did infringe one of the APB patents. A hearing on damages has yet to be scheduled with respect to this matter. In any event, the outcome of this suit is not expected to have a material adverse impact on the Company's financial condition or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

a.    Exhibits

2.1+ Form of Master Separation and Distribution Agreement between Millipore and Mykrolis Corporation (formerly Millipore Microelectronics Inc.)

2.2+ Form of General Assignment and Assumption Agreement between Millipore and Mykrolis.

10.1   Master Patent Assignment between Millipore and Mykrolis.

10.2   Master Patent License Agreement between Millipore and Mykrolis.

10.3   Master Patent Grantback License Agreement between Millipore and Mykrolis.

10.4   Master Trademark Assignment between Millipore and Mykrolis.

10.5   Master Trademark License Agreement between Millipore and Mykrolis.

10.6   Master Invention Disclosure Assignment between Millipore and Mykrolis.

10.7   Master Trade Secret and Know-How Agreement between Millipore and
       Mykrolis.

10.8   Tax Sharing Agreement between Millipore and Mykrolis.

10.9   Employee Matters Agreement between Millipore and Mykrolis.

10.10  Master Transitional Services Agreement between Millipore and Mykrolis.

10.11  Reorganization of Operations Outside the U.S.

10.12  Membrane Manufacture and Supply Agreement between Millipore and Mykrolis.

10.13  Research Agreement between Millipore and Mykrolis.

10.14  Product Distribution Agreement between Millipore and Mykrolis.

10.15  Millipore Contract Manufacturing Agreement.

10.16  Mykrolis Contract Manufacturing Agreement.

10.17  Form of Mykrolis Separation Note.

10.18  Separation Revolving Credit Agreement between Millipore and Mykrolis.

10.19 Third Amendment, effective August 1, 2001, to Revolving Credit Agreement with Fleet National Bank and certain other lending institutions

+ Millipore Corporation agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.

b.  Report on Form 8-K

    No reports on Form 8-K have been filed by the Company during the fiscal quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Millipore Corporation
                              Registrant



August 14, 2001               /s/ Kathleen B. Allen
---------------               ---------------------
Date                          Kathleen B. Allen
                              Vice President and Chief Financial Officer


August 14, 2001               /s/ Donald B. Melson
---------------               ---------------------
Date                          Donald B. Melson
                              Corporate Controller and Chief Accounting Officer

                                 Exhibit Index

Exhibit
Number    Exhibit Title
-------   -------------

 2.1+ Form of Master Separation and Distribution Agreement between Millipore and Mykrolis Corporation (formerly Millipore Microelectronics, Inc.)

 2.2+ Form of General Assignment and Assumption Agreement between Millipore and Mykrolis.

10.1      Master Patent Assignment between Millipore and Mykrolis.

10.2      Master Patent License Agreement between Millipore and Mykrolis.

10.3      Master Patent Grantback License Agreement between Millipore and
          Mykrolis.

10.4      Master Trademark Assignment between Millipore and Mykrolis.

10.5      Master Trademark License Agreement between Millipore and Mykrolis.

10.6      Master Invention Disclosure Assignment between Millipore and Mykrolis.

10.7      Master Trade Secret and Know-How Agreement between Millipore and
          Mykrolis.

10.8      Tax Sharing Agreement between Millipore and Mykrolis.

10.9      Employee Matters Agreement between Millipore and Mykrolis.

10.10     Master Transitional Services Agreement between Millipore and Mykrolis.

10.11     Reorganization of Operations Outside the U.S.

10.12     Membrane Manufacture and Supply Agreement between Millipore and
          Mykrolis.

10.13     Research Agreement between Millipore and Mykrolis.

10.14     Product Distribution Agreement between Millipore and Mykrolis.

10.15     Millipore Contract Manufacturing Agreement.

10.16     Mykrolis Contract Manufacturing Agreement.

10.17     Form of Mykrolis Separation Note.

10.18     Separation Revolving Credit Agreement between Millipore and Mykrolis.

10.19 Third Amendment, effective August 1, 2001, to Revolving Credit Agreement with Fleet National Bank and certain other lending institutions.

+ Millipore Corporation agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.