Form 10-Q
period 2001-09-30
MILLIPORE CORP /MA
filed 2001-11-13
CIK 66479

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

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

04-2170233
----------------------
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

Yes    X     No
    -------      ------


The Company had 47,744,527 shares of common stock outstanding as of October 26, 2001.

                             MILLIPORE CORPORATION
                               INDEX TO FORM 10-Q



                                                                   Page No.
                                                                   --------

Part I.   Financial Information

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets -
          September 30, 2001 and December 31, 2000                       2

          Consolidated Statements of Income -
          Three and Nine Months Ended September 30, 2001 and 2000        3

          Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 2001 and 2000                  4

          Notes to Consolidated Condensed
          Financial Statements                                         5-9

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations           10-14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk    14

Part II.  Other Information

Item 1    Legal Proceedings                                             14

Item 6.   Exhibits and Reports on Form 8-K                              15

          Signatures                                                    15

                             MILLIPORE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                        September 30,       December 31,
                                                           2001                2000
----------------------------------------------------------------------------------------------
                                                         (Unaudited)
ASSETS
------
Current assets
   Cash and cash equivalents                           $  95,258             $  55,186
   Cash held as collateral                                     -                 3,212
   Accounts receivable, net                              147,799               137,035
   Deferred income taxes                                  13,077                13,077
   Inventories                                            86,697                84,051
   Other current assets                                    6,160                 5,214
                                                       ---------             ---------
Total Current Assets                                     348,991               297,775

Property, plant and equipment, net                       185,268               159,820
Deferred income taxes                                     71,283                71,283
Intangible assets                                         28,252                30,993
Other assets                                              10,991                11,438
Net assets of discontinued operations                    278,064               248,790
                                                       ---------             ---------

Total Assets                                           $ 922,849             $ 820,099
                                                       =========             =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
   Notes payable                                       $       -             $  52,544
   Accounts payable                                       44,152                46,912
   Accrued expenses                                       62,335                61,536
   Dividends payable                                       5,245                 5,319
   Accrued retirement plan contributions                   6,266                 8,244
   Accrued income taxes payable                            5,299                20,137
                                                       ---------             ---------
Total Current Liabilities                                123,297               194,692

Long-term debt                                           357,000               300,130
Other liabilities                                         21,737                19,909
Minority Interest in discontinued business                45,417                     -
Shareholders' equity
   Common stock                                           56,988                56,988
   Additional paid-in capital                             72,118                30,546
   Retained earnings                                     588,568               579,552
   Unearned compensation                                  (2,647)               (4,490)
   Accumulated other comprehensive loss                  (68,078)              (48,548)
                                                       ---------             ---------
                                                         646,949               614,048
   Less:  Treasury stock, at cost, 9,307
   shares in 2001 and 10,594 in 2000                    (271,551)             (308,680)
                                                       ---------             ---------
Total Shareholders' Equity                               375,398               305,368
                                                       ---------             ---------

Total Liabilities and Shareholders' Equity             $ 922,849             $ 820,099
                                                       =========             =========

   The accompanying notes are an integral part of the consolidated condensed financial statements.

                             MILLIPORE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                  (Unaudited)

                                                        Three Months Ended                             Nine Months Ended
                                                          September 30,                                  September 30,
                                            ----------------------------------------      -----------------------------------------
                                                 2001                    2000                    2001                   2000
                                            ----------------      ------------------      ------------------     ------------------

Net sales                                      $157,667                $148,267                $488,137               $449,285
Cost of sales                                    70,579                  66,828                 216,593                198,118
                                               --------                --------                --------               --------

     Gross profit                                87,088                  81,439                 271,544                251,167

Selling, general & administrative expenses       49,659                  45,778                 150,188                144,711
Research & development expenses                  11,458                  10,309                  33,395                 30,375
Restructuring and other charges                       -                     320                  17,962                    320
                                               --------                --------                --------               --------

     Operating income                            25,971                  25,032                  69,999                 75,761

Net gain on sale of securities                        -                       -                       -                  7,151
Interest income                                     577                   1,006                   2,158                  2,539
Interest expense                                 (6,081)                 (6,436)                (19,346)               (20,729)
                                               --------                --------                --------               --------

Income from continuing operations before
  Income taxes                                   20,467                  19,602                  52,811                 64,722
Provision for income taxes                        4,503                   4,312                   9,283                 15,384
                                               --------                --------                --------               --------

Income from continuing operations              $ 15,964                $ 15,290                $ 43,528               $ 49,338

Income (loss) from discontinued operations,
   net of tax                                         -                  13,435                  (6,736)                37,485
Loss on disposal of discontinued operations,
   net of tax                                         -                       -                 (24,400)                     -
                                               --------                --------                --------               --------
     Total discontinued operations                    -                  13,435                 (31,136)                37,485

     Net income                                $ 15,964                $ 28,725                $ 12,392               $ 86,823
                                               ========                ========                ========               ========

Net income (loss) per share:
     Continuing operations                     $   0.34                $   0.33                $   0.93               $   1.08
     Discontinued operations                          -                $   0.29                $  (0.67)              $   0.82
     Net income                                $   0.34                $   0.62                $   0.26               $   1.90

Diluted net income (loss) per share:
     Continuing operations                     $   0.33                $   0.32                $   0.91               $   1.05
     Discontinued operations                   $      -                $   0.29                $  (0.65)              $   0.79
     Net income                                $   0.33                $   0.61                $   0.26               $   1.84

Cash dividends declared per share              $   0.11                $   0.11                $   0.33               $   0.33

Weighted average shares outstanding:
     Basic                                       47,377                  46,073                  46,908                 45,742
     Diluted                                     48,364                  47,328                  47,902                 47,101

   The accompanying notes are an integral part of the consolidated condensed financial statements.

                             MILLIPORE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                                ---------------------
                                                                                  2001         2000
                                                                                --------     --------
Cash Flows From Operating Activities:
-------------------------------------

Net income                                                                      $ 12,392     $ 86,823
Less: income (loss) from discontinued operations                                  (6,736)      37,485
      (Loss) on disposal of discontinued operations                              (24,400)           -
                                                                                --------     --------
Net income from continuing operations                                             43,528       49,338
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                                    23,265       22,844
 Gain on sale of securities                                                            -       (7,151)
 Deferred tax benefit                                                                  -       (5,861)
 Restructuring and other charges                                                  17,962          320
 Changes in operating assets and liabilities, net:
   (Increase) in accounts receivable                                             (14,269)      (7,414)
   (Increase) in inventories                                                      (4,744)     (13,693)
   (Increase)/decrease in other current assets and other assets                   (2,753)       2,179
   (Decrease)/increase in accounts payable and accrued expenses                  (20,275)      10,847
   (Decrease) in accrued retirement plan contributions                                (5)        (554)
   (Decrease)/increase in accrued income taxes                                   (19,586)      10,242
   Increase in other                                                               1,995        2,079
                                                                                --------     --------
Net cash provided by operating activities from continuing operations              25,118       63,176

Cash Flows From Investing Activities:
-------------------------------------

Additions to property, plant and equipment                                       (49,847)     (17,690)
Proceeds from sale of securities                                                       -        7,498
Proceeds from sale of property                                                         -        8,808
                                                                                --------     --------
Net cash used in investing activities from continuing operations                 (49,847)      (1,384)

Cash Flows From Financing Activities:
-------------------------------------

Issuance of treasury stock under stock plans                                      42,842       25,232
Net change in borrowing under lines of credit                                      4,456      (43,645)
Dividends paid                                                                   (15,435)     (15,098)
Decrease in cash held as collateral                                                3,212        7,605
                                                                                --------     --------
Net cash provided by (used in) financing activities from continuing               35,075      (25,906)
 operations

Effect of foreign exchange rates on cash and cash equivalents                     (2,204)      (2,786)
                                                                                --------     --------
Net cash provided by continuing operations                                         8,142       33,100
Net cash provided by discontinued operations                                      31,930        2,190
                                                                                --------     --------
Net increase in cash and cash equivalents                                         40,072       35,290

Cash and cash equivalents on January 1                                            55,186       32,420
                                                                                --------     --------

Cash and cash equivalents on September 30                                       $ 95,258     $ 67,710
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

                             MILLIPORE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Dollars in millions, shares in thousands)

1. GENERAL: The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit certain information and disclosures which substantially duplicate information provided in the Company's latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The financial statements for all periods presented have been restated for discontinued operations as discussed in Note 2. In the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

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

    During the second quarter of 2001, the Company received a ruling from the Internal Revenue Service that the Mykrolis spin-off transaction, as planned, would be tax-free to the Company and its shareholders. Thereafter, the Company's management and Board of Directors approved the plan of disposition for Mykrolis. Accordingly, the Company's consolidated condensed financial statements and notes reflect the Company's microelectronics business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. The Company plans to spin-off its remaining interest in Mykrolis through a dividend distribution to its shareholders during the first quarter of 2002.

    On August 9, 2001, Mykrolis completed an initial public offering (the "Mykrolis IPO") of 7,000 of its common shares at a price of $15.00 per share. Net proceeds from the Mykrolis IPO, after deducting the underwriting discount, commissions and other direct costs, were approximately $94.1. Of that amount, Mykrolis paid $19.1 to the Company as a repayment of amounts outstanding under the separation agreements between the two companies. No additional Mykrolis shares were purchased pursuant to the underwriters' overallotment option provided for as part of the Mykrolis IPO. Prior to the Mykrolis IPO, the Company's ownership in Mykrolis' outstanding common shares was 100%, and at September 30, 2001 the Company's ownership in Mykrolis' outstanding common shares is approximately 82%. As a result of the Mykrolis IPO, the Company recorded a gain on its investment in Mykrolis of approximately $41.9 as an increase to additional paid-in capital.

    In the third quarter of 2001, the Company revised the $24.4 ($35.1 pretax) estimated loss on disposal of discontinued operations. The pre-tax revision included an $8.7 increase in the estimated future operating losses for Mykrolis through the planned disposition date offset by reduced disposition expenses of $2.0 and to adjust for a $6.7 deduction of the 17.7 percent minority interest share of forecasted operating losses to be incurred from the IPO date through the disposition date.

    For the third quarter of 2001, the estimated loss on disposal included an $11.3 loss from discontinued operations. Included in the third quarter operating results of the discontinued business is a $4.9 restructuring charge taken in response to the prolonged duration and severity of the current semiconductor industry downturn.

  The summary of operating results from discontinued operations is as follows:

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,
                                                              ---------------------------       ------------------------------
                                                                  2001          2000              2001               2000
-----------------------------------------------------------------------------------------     --------------------------------

Net revenue                                                      $39.7         $91.1            $178.0             $254.9
Gross Margin                                                      10.6          45.4              69.4              130.5
                                                                 =====         =====            ======             ======

Income (loss) from discontinued operations,
    before income taxes                                          $   -         $17.2            $(10.7)            $ 47.4
Provision (benefit) for income taxes                                 -           3.8              (4.0)               9.9
                                                                 -----         -----            ------             ------
Income (loss) from discontinued operations,
   net of taxes                                                  $   -         $13.4            $ (6.7)             $ 37.5
Loss on disposal of discontinued operations,
   net of taxes                                                      -             -             (24.4)                 -
                                                                 -----         -----            ------             ------
Total discontinued operations, net of taxes                      $   -         $13.4            $(31.1)            $ 37.5
                                                                 =====         =====            ======             ======

  Net assets of discontinued operations at September 30, 2001 and December 31, 2000 are summarized below:

                                                       September 30,              December 31,
                                                            2001                    2000
                                                   --------------------      --------------------
Current assets                                             $199.1                     $157.8
Non current assets                                          133.7                      145.8
Current liabilities                                         (45.3)                     (39.9)
Non current liabilities                                     ( 9.4)                     (14.9)
                                                           ------                     ------
Net assets of discontinued operations                      $278.1                     $248.8
                                                           ======                     ======


                             MILLIPORE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Dollars in millions, shares in thousands)

  Current assets include cash and cash equivalents, accounts receivable and inventory. Non-current assets include property, plant and equipment, deferred income taxes, intangible assets and other assets. Current liabilities consist of accounts payable, income taxes payable, accrued expenses and amounts due to Millipore Corporation. Non-current liabilities consist principally of pension obligations.

3.  INVENTORIES:  Inventories consisted of the following:

                                                     September 30,             December 31,
                                                         2001                       2000
                                                ---------------------     ----------------------
Raw materials                                          $27.9                      $24.9
Work in process                                         17.0                       18.3
Finished goods                                          41.8                       40.9
                                                       -----                      -----
Total                                                  $86.7                      $84.1
                                                       =====                      =====

4. PROPERTY, PLANT AND EQUIPMENT: Accumulated depreciation on property, plant and equipment was $166.3 at September 30, 2001 and $163.1 at December 31, 2000.

5. RESTRUCTURING PROGRAMS AND OTHER CHARGES: In the first quarter of 2001, a restructuring program was initiated to reorganize the Company. The program included reducing, consolidating and outsourcing of certain manufacturing operations, centralization of European shared services (including order processing, cash collections and cash applications processes) and streamlining certain corporate shared services and divisional overhead functions to serve a smaller organization.

    These initiatives included a $16.5 restructuring charge and $1.5 of fixed asset write-offs for assets that are no longer in use. The restructuring charge included $15.4 of employee severance costs and $1.1 of lease cancellation costs. The severance costs included non-cash stock based compensation expense related to changes in stock awards. Approximately 215 positions will be eliminated and the affected employees were notified by March 31, 2001. Certain of these employees will continue in their existing positions for a limited period with their related salary costs charged to operations as incurred. The Company anticipates that the restructuring program will be substantially completed by the second quarter of 2002. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through 2002. Through September 30, 2001, approximately 185 employees have left the Company.

  The following is a summary of the 2001 Restructuring Program reserve balances at September 30, 2001:

                                          Restructuring                               Non-cash          Balance at
                                             Charge             Cash activity         activity        September 30, 2001
                                   ------------------------------------------------------------------------------------
Employee severance costs                       $15.4                $6.7              $2.2                    $6.5
Leasehold and other costs                        1.1                 0.4                 -                     0.7
                                               -----                ----              ----                    ----
Total                                          $16.5                $7.1              $2.2                    $7.2
                                               =====                ====              ====                    ====

The 1998 Restructuring program has been completed and the final cash payments occurred in third quarter of 2001. The payments consisted primarily of lease termination costs. Of the planned 159 employees, all left the Company pursuant to this initiative.

In the third quarter of 2000, the Company agreed in principle to settle a patent lawsuit and recorded a charge of $1.5 for past royalties. This charge was offset by the reversal of $1.2 of restructuring reserves originally recorded in 1998. The reversal related to additional proceeds from the sale of facilities.

                             MILLIPORE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Dollars in millions, shares in thousands)

6. BASIC AND DILUTED EARNINGS PER SHARE: Share information used to calculate earnings per share ("EPS") is as follows:

                                                                Three Months Ended               Nine Months Ended
                                                                  September 30,                    September 30,
                                                              2001           2000               2001           2000
                                                         ----------------------------    ------------------------------

Weighted average common shares outstanding for basic          47,377         46,073             46,908         45,742
 EPS
Dilutive effect of stock options and restricted stock            987          1,255                994          1,359
                                                              ------         ------             ------         ------

Weighted average common shares outstanding for                48,364         47,328             47,902         47,101
  diluted EPS                                                 ======         ======             ======         ======

7. COMPREHENSIVE INCOME: The following table presents the components of comprehensive income (loss), net of taxes:

                                                                   Three Months Ended                 Nine Months Ended
                                                                     September 30,                      September 30,
                                                                   2001          2000                2001           2000
                                                            -----------------------------      -----------------------------

Unrealized holding gains on marketable securities                 $(0.6)        $ 0.8              $ (1.3)        $  7.7
Reclassification adjustment for gains realized in
   Net income                                                         -             -                   -           (4.7)
                                                                  -----         -----              ------         ------
Net unrealized gains (loss) on securities available
   For sale                                                       $(0.6)        $ 0.8              $ (1.3)        $  3.0
Impact of adopting SFAS No. 133                                                                      (5.1)
Change in value of foreign currency interest rate
 swaps designated as hedges                                                                           5.9

Foreign currency translation adjustments                            4.9          (9.1)              (19.0)         (18.3)
                                                                  -----         -----              ------         ------

Other comprehensive income (loss)                                   4.3          (8.3)              (19.5)         (15.3)
Net income                                                         16.0          28.7                12.4           86.8
                                                                  -----         -----              ------         ------

Total comprehensive income                                        $20.3         $20.4              $ (7.1)        $ 71.5
                                                                  =====         =====              ======         ======

8. DEBT: On October 5, 2001, the Company entered into a five year unsecured revolving credit agreement which replaced its prior revolving credit agreement. The new revolving credit agreement, together with a Lender Joinder Agreement that the Company entered into on October 23, 2001, (together, the "Credit Agreement") allows for revolving loan borrowings of up to $250.0. Individual borrowings under the Credit Agreement are made on terms not to exceed twelve months. Because of the Company's ability and intent to continuously refinance such borrowings under the Credit Agreement, short-term borrowings expected to be refinanced, including $57.0 of amounts due at September 30, 2001 under the prior revolving credit agreement and $125.0 due on notes payable with maturities within the next 12 months have been classified as long-term. Interest is payable on outstanding borrowings at a floating rate defined in the Credit Agreement as Eurocurrency rate plus a margin. The Credit Agreement also calls for a facility fee at a rate ranging from 0.25 to 0.625 percent of the available facility. The exact amount of the margin and the facility fee is dependent on the Company's debt rating. The Credit Agreement calls for the Company to maintain certain financial covenants in the areas of leverage ratios and interest coverage.

   On October 4, 2001, the Company amended the agreement governing its $100.0 7.23% note payable (the "Note Agreement"). The amended Note Agreement's financial covenants were modified and mirror the financial covenants under the Credit Agreement. The Company also prepaid $25.0 of the note at that time.

                             MILLIPORE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Dollars in millions, shares in thousands)

9. NEW ACCOUNTING PRONOUNCEMENTS: In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company as required in the first quarter of fiscal year 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

    In October 2001, the FASB issued SFAS No.144, "Accounting for the impairment or Disposal of Long-Lived Assets" effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The Company is currently assessing the impact of this new statement on its consolidated financial position and results of operations and has not yet determined the impact of this adoption.

10. LEGAL PROCEEDINGS: On July 21, 1999 Amersham Pharmacia Biotech AB ("APB") of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB appealed this decision and, on July 5, 2001, the British Appeals Court affirmed the decision of the High Court. APB is now seeking leave to appeal the decision to the House of Lords. The High Court also ruled that a discontinued product did infringe one of the APB patents. A hearing on damages has yet to be scheduled with respect to this matter. In any event, the outcome of this suit is not expected to have a material adverse effect on the Company's financial statements.

11. BUSINESS SEGMENT INFORMATION: In conjunction with its reporting of the Microelectronics business segment as discontinued operations in the second quarter, the Company evaluated its business activities. The Company's chief decision makers evaluate the performance of the Company and make resource allocation decisions based on total consolidated company results. As a result of this evaluation, the Company determined that it operates in one reportable operating segment, the Bioscience segment.

    Within this segment, the Company develops, manufactures and sells consumable products and capital equipment to pharmaceutical, biotechnology, and life science research companies, university and government laboratories and research institutes. The Company's product offerings are used in laboratory and research applications, drug discovery and development, and biopharmaceutical and biotechnology applications for drug manufacturing. These products are sold worldwide, principally through a direct sales force. Distributors are used in selected regions and for specific product lines.

    Please refer to the consolidated condensed financial statements for financial information regarding the one reportable segment of the Company.

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

  During the second quarter of 2001, the Company received a ruling from the Internal Revenue Service that the Mykrolis spin-off transaction, as planned, would be tax-free to the Company and its shareholders. Thereafter, the Company's management and Board of Directors approved the plan of disposition for Mykrolis. Accordingly, the Company's consolidated condensed financial statements and notes reflect the Company's microelectronics business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. The Company plans to spin-off its remaining interest in Mykrolis through a dividend distribution to its shareholders during the first quarter of 2002.

  On August 9, 2001, Mykrolis completed an initial public offering (the "Mykrolis IPO") of 7 million of its common shares at a price of $15.00 per share. Net proceeds from the Mykrolis IPO, after deducting the underwriting discount, commissions and other direct costs, were approximately $94.1 million. Of that amount, Mykrolis paid $19.1 million to the Company as a repayment of amounts outstanding under the separation agreements between the two companies. No additional Mykrolis shares were purchased pursuant to the underwriters' overallotment option provided for as part of the Mykrolis IPO. Prior to the Mykrolis IPO, the Company's ownership in Mykrolis' outstanding common shares was 100%, and at September 30, 2001 the Company's ownership in Mykrolis' outstanding common shares is approximately 82%. As a result of the Mykrolis IPO, the Company recorded a gain on its investment in Mykrolis of approximately $41.9 million as an increase to additional paid-in capital.

  In the third quarter of 2001, the Company revised the $24.4 million ($35.1 million pretax) estimated loss on disposal of discontinued operations. The pre-tax revision included an $8.7 million increase in the estimated future operating losses for Mykrolis through the planned disposition date offset by reduced disposition expenses of $2.0 million and to adjust for a $6.7 million deduction of the 17.7 percent minority interest share of forecasted operating losses to be incurred from the IPO date through the disposition date.

  For the third quarter of 2001, the estimated loss on disposal included an $11.3 million loss from discontinued operations. Included in the third quarter operating results of the discontinued business is a $4.9 million restructuring charge taken in response to the prolonged duration and severity of the current semiconductor industry downturn.

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

Results of Operations
---------------------

Consolidated net sales for the third quarter of 2001 were $158 million, an increase of 6% over sales for the same period last year. The Company reported earnings from continuing operations of $0.33 per share for the third quarter of 2001 compared to earnings per share of $0.32 for the third quarter of 2000.

The following table summarizes sales growth by geography in the third quarter of 2001 as compared to the third quarter of 2000 (U.S. dollars in millions):

                                                 September 30,                             Sales Growth
                                                   2001              2000    In U.S. Dollars        Local Currency
                                     ---------------------------------------------------------------------------------
Americas                                          $  73             $  71              2%                      2%
Europe                                               52                46             14%                     14%
Asia/Pacific                                         33                31              5%                     17%
                                                  -----             -----             --                      --
    Total                                         $ 158             $ 148              6%                      9%
                                                  =====             =====             ==                      ==

During the third quarter of 2001, the Japanese yen weakened against the U.S. dollar by approximately 13%, as compared to the third quarter of 2000. The significant weakening of the yen and the weakening of other Asia/Pacific region currencies adversely affected the region's sales growth rates by 12 percentage
points in the third quarter of 2001.   As a result, worldwide sales growth in
the third quarter of 2001 versus the third quarter of 2000 was reduced by 3 percentage points.

In local currency, sales increased 9% in the third quarter of 2001 compared to the third quarter of 2000. Positive sales growth, in local currency, was reported in all geographies with double-digit sales growth in the Europe and Asia/Pacific regions. Sales growth was strongest for products used in life science laboratory research and in consumables sold to customers in biotechnology markets.

Gross profit margins, in local currencies, were 57% in the third quarter of 2001 compared to 56% reported in the third quarter of 2000. The improved margins were primarily due to a favorable mix of sales in high margin consumables, in overseas geographies and in services.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, general and administrative (SG&A) expenses, in local currencies, increased 11% in the third quarter of 2001 as compared to the third quarter of 2000 due in part to increased spending driven by higher sales activity. As a percentage of net sales, SG&A expenses in local currencies remained at 31%, the same level as last year.

Research and development (R&D) expenses, in local currencies, increased 12% in the third quarter of 2001, as compared to the third quarter of 2000. This increase is due to continued investment in R&D programs particularly in the areas of genomic and proteomic research. As a percentage of sales, R&D expenses remained constant at 7%.

Operating income, in local currency, increased 9% in the third quarter of 2001 versus the third quarter of 2000 as increased sales combined with improved gross profit margins more than offset operating spending. In U.S. dollars, operating income in the third quarter of 2001, as compared to the third quarter of 2000, increased 2%, being adversely impacted by the weakened Japanese yen. If current foreign exchange rates remain in effect for the fourth quarter, foreign exchange will have a slightly more significant negative impact on operating income as compared to the same period of the prior year.

Net interest expense decreased in the third quarter of 2001 as compared to the third quarter of 2000 primarily attributed to lower average borrowings and decrease in average rates.

The effective income tax rate for the first nine months of 2001 and 2000 was 22%, excluding unusual items for the March 2001 restructuring program and gain on sale of equity securities recorded in the second quarter of 2000. The effective income tax rate on these unusual items was 35% since they occurred in countries with higher tax rates.

Income (loss) from discontinued operations includes the results of the microelectronics businesses that comprise Mykrolis. In the third quarter of 2001, the Company reported $13.4 million in income from discontinued operations. In the third quarter of 2001, the Company revised the loss on disposal of discontinued operations that was recorded in the second quarter of 2001. The pre-tax revision included an $8.7 million increase in the estimated future operating losses for Mykrolis through the planned disposition date offset by reduced disposition expenses of $2.0 million and to adjust for a $6.7 million deduction of the 17.7 percent minority interest share of forecasted operating losses to be incurred from the IPO date through the disposition date.


Restructuring and Other Charges
-------------------------------
In the first quarter of 2001, the Company initiated a restructuring program. Key initiatives that will be substantially concluded by the second quarter of 2002 include:

 .  Globally streamlining certain corporate shared services and divisional overhead functions to serve smaller organizations
 .  Centralizing into two locations European shared services including order processing, cash collections and cash applications processes
 .  Closing the manufacturing operation in China in order to reduce manufacturing infrastructures
 . Outsourcing certain manufacturing processes in Puerto Rico to third party vendors in order to create a more flexible cost structure

These initiatives included a $16.5 million restructuring charge and $1.5 million of fixed asset write-offs for assets which are no longer in use. The restructuring charge included $15.4 million of employee severance costs and $1.1 million of lease cancellation costs. Approximately 215 positions were eliminated and the affected employees were notified by March 31, 2001, however, for employees temporarily continuing in their existing positions, related salary costs will be charged to operations as incurred. The Company anticipates that the restructuring program will be substantially completed by the second quarter of 2002. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through 2002. Through September 30, 2001, approximately 185 employees have left the Company and $6.7 million of severance benefits have been paid.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The restructuring program is expected to yield annualized savings of approximately $10 million related to reduced wages, facility related costs and depreciation, and will be reflected in cost of sales, SG&A expenses and R&D expenses. The savings, which began in the second quarter of 2001, will not be fully realizable until the first quarter of 2002.

In the third quarter of 2000, the Company agreed in principle to settle a patent lawsuit and recorded a charge of $1.5 million for past royalties. This charge was offset by the reversal of $1.2 million of restructuring reserves originally recorded in 1998. The reversal related to additional proceeds from the sale of facilities.

Foreign Exchange
----------------

A substantial portion of the Company's business is conducted outside of the United States through its foreign subsidiaries, generally in the local currency. Approximately 37% of the Company's sales are derived from Europe where the U.S. dollar continued to strengthen against the Euro during the third quarter of 2001, and 20% of the sales are from Asia/Pacific where the U.S. dollar strengthened against the Japanese yen. The Company is able to partially mitigate the impact of currency fluctuations by active management of cross border currency flows and material sourcing. Generally, when the U.S. dollar strengthens against currencies in which the Company transacts its business, sales and net income will be adversely impacted.

Capital Resources and Liquidity
--------------------------------

Cash generated by operations in the first nine months of 2001 was $ 25.1 million, compared to $63.2 million in the first nine months of 2000. In the first nine months of 2001, net income of $55.2 million (excluding the $18.0 million ($11.7 after tax) of restructuring) was primarily offset by increased accounts receivable of $14.3 million, decreases in accounts payable and accrued expenses of $20.3 million and accrued income taxes of $19.6 million. The increased accounts receivable relates to increased sales in 2001. The accounts payable and accrued expense decrease related to payments for employee compensation accrued in 2000 and paid in 2001 coupled with lower employee compensation accruals during 2001. The decrease in accrued taxes resulted from income tax payments made during the first nine months of 2001. The Company also borrowed $4.5 million under its revolving credit facility and received $42.8 million for stock option exercises and $3.2 million of cash previously restricted as part of the close out of the debt swap agreements. Cash was used to invest $49.8 million in property, plant and equipment and to pay dividends of $15.4 million.

On October 5, 2001, the Company entered into a five year unsecured revolving credit agreement which replaced its prior revolving credit agreement. The new revolving credit agreement, together with a Lender Joinder Agreement that the Company entered on October 23, 2001, (together the "Credit Agreement") allows for revolving loan borrowings of up to $250 million. Individual borrowings under the Credit Agreement are made on terms not to exceed twelve months. Because of the Company's ability and intent to continuously refinance such borrowings under the Credit Agreement, short-term borrowings expected to be refinanced, including $57.0 million of amounts due at September 30, 2001 under the prior revolving credit agreement and $125.0 million due on notes payable with maturities within the next 12 months, have been classified as long-term. Interest is payable on outstanding borrowings at a floating rate defined in the agreement as Eurocurrency rate plus a margin. The Credit Agreement also calls for a facility fee at a rate ranging from 0.25 to 0.625 percent of the available facility. The exact amount of the margin and the facility fee is dependent on the Company's debt rating. The Credit Agreement calls for the Company to maintain certain financial covenants in the areas of leverage ratios and interest coverage.

On October 4, 2001, the Company amended the agreement governing its $100 million 7.23% note payable (the "Note Agreement"). The amended Note Agreement's financial covenants were modified and mirror the financial covenants under the revolving credit agreement. The Company also prepaid $25 million of the note at that time.

Legal Proceedings
-----------------

On July 21, 1999 Amersham Pharmacia Biotech AB ("APB") of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB appealed this decision and, on July 5, 2001, the British Appeals Court affirmed the decision of the High Court. APB is now seeking leave to appeal the decision to the House of Lords. The High Court also ruled that a discontinued product did infringe one of the APB patents. A hearing on damages has yet to be scheduled with respect to this matter. In any event, the outcome of this suit is not expected to have a material adverse effect on the Company's financial statements.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

In October 2001, the Financial Accounting Standards Board issued SFAS No.144, "Accounting for the impairment or Disposal of Long-Lived Assets "effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The Company is currently assessing the impact of this new statement on its consolidated financial position and results of operations and has not yet determined the impact of this adoption.

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

Part II - Other Information

Item 1  Legal Proceedings

On July 21, 1999 Amersham Pharmacia Biotech AB ("APB") of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB appealed this decision and, on July 5, 2001, the British Appeals Court affirmed the decision of the High Court. APB is now seeking leave to appeal the decision to the House of Lords. The High Court also ruled that a discontinued product did infringe one of the APB patents. A hearing on damages has yet to be scheduled with respect to this matter. In any event, the outcome of this suit is not expected to have a material adverse affect on the Company's financial statements.


Item 6.  Exhibits and Reports on Form 8-K

a.    Exhibits

10.1 Credit Agreement between Millipore and certain of its subsidiaries, Bank of America, N.A, and certain other lending and arranging institutions, dated October 5, 2001

10.2 Lender Joinder Agreement between Millipore and certain of its subsidiaries, Bank of America, N.A., and PB Capital Corporation, dated October 23, 2001

10.3 Amendment No. 3, dated October 4, 2001, to Note Purchase and Exchange Agreement between Millipore and Metropolitan Life Insurance Company



b.  Report on Form 8-K

  No reports on Form 8-K have been filed by the Company during the fiscal quarter ended September 30, 2001.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Millipore Corporation
                              Registrant



November 13, 2001              /s/ Kathleen B. Allen
-----------------             ---------------------
Date                          Kathleen B. Allen
                              Vice President and Chief Financial Officer

November 13, 2001              /s/ Donald B. Melson
-----------------             --------------------
Date                          Donald B. Melson
                              Corporate Controller and Chief Accounting Officer

                                 Exhibit Index

Exhibit
Number    Exhibit Title
------    -------------

 10.1 Credit Agreement between Millipore and certain of its subsidiaries, Bank of America, N.A. and certain other lending and arranging institutions, dated October 5, 2001

 10.2 Lender Joinder Agreement between Millipore and certain of its subsidiaries, Bank of America, N.A., and PB Capital Corporation, dated October 23, 2001

 10.3 Amendment No. 3, dated October 4, 2001, to Note Purchase and Exchange Agreement between Millipore and Metropolitan Life Insurance Company