Form 10-K
period 2001-12-31
MILLIPORE CORP /MA
filed 2002-03-12
CIK 66479

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------
                                   FORM 10-K

(Mark One)

   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934
       For the fiscal year ended December 31, 2001 or
   [_] Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

                For the transition period from         to

                   Commission File Number 001-09781 (0-1052)

                             MILLIPORE CORPORATION
              (Exact name of registrant as specified in its charter)
                    Massachusetts        04-2170233
                   (State or Other       (I.R.S. Employer
                   Jurisdiction of       Identification No.)
                  Incorporation or       01730
                    Organization         (Zip Code)
              80 Ashby Road, Bedford, MA
                (Address of principal
                 executive offices)

                                  (781) 533-6000
               (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                        Name of Exchange on Which
                   Title of Class              Registered
              ------------------------- -------------------------
               Common Stock, $1.00 Par  New York Stock Exchange,
                        Value                     Inc.

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [_]

   As of February 26, 2002, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $1,846,353,611 based on the closing price on that date on the New York Stock Exchange.

   As of February 26, 2002, 48,012,498 shares of the registrant's Common Stock were outstanding.

                  ------------------------------------------
                      Documents Incorporated by Reference

                                                     Incorporated into Form
                      Document                                10-K
   ------------------------------------------------ -------------------------
   Definitive Proxy Statement, dated March 14, 2002         Part III

================================================================================

                                    PART I

Item 1.  Business.

  The Company

   Millipore Corporation was incorporated under the laws of Massachusetts on May 3, 1954. Unless the context otherwise requires, the terms "Millipore" or the "Company" shall mean Millipore Corporation and its subsidiaries.

   Millipore is a multinational bioscience company that provides technologies, tools and services for the discovery, development and production of new therapeutic drugs. The Company's products serve the worldwide life science research, biotechnology and pharmaceutical industries. Millipore's products are based on a variety of enabling technologies, including the Company's membrane filtration and chromatography technologies. In life science research, Millipore offers products for genomics, proteomics, drug discovery and general laboratory applications. For the biotechnology and pharmaceutical industries, Millipore offers products for development, scale-up, production and quality assurance of therapeutics, as well as validation services.

   On October 3, 2000, the Company announced its plans, subject to certain conditions, to separate into two distinct companies by making its Microelectronics business segment an independent, publicly traded company. These plans called for an initial public offering of less than 20% of the shares of the new Microelectronics company and a subsequent spin-off of the remaining shares to Millipore shareholders through a dividend distribution.

   In accordance with these plans, the Microelectronics business segment was separated into a wholly owned Millipore subsidiary named Mykrolis Corporation ("Mykrolis") on March 31, 2001. During the second quarter of 2001, the Company received a ruling from the Internal Revenue Service that the Mykrolis spin-off transaction, as planned, would be tax-free to the Company and its shareholders. Thereafter, the Company's management and Board of Directors approved the plan of disposition for Mykrolis. On August 9, 2001, Mykrolis completed its initial public offering (the "Mykrolis IPO"). Prior to the Mykrolis IPO, the Company's ownership in Mykrolis' outstanding common shares was 100%, and following the Mykrolis IPO the Company's ownership in Mykrolis' outstanding common shares was approximately 82%.

   The Company distributed its remaining ownership interest in Mykrolis common stock on February 27, 2002 as a dividend to its shareholders of record as of February 13, 2002.

   As part of the separation of Mykrolis from Millipore in 2001, the two companies entered into a number of agreements covering a range of issues relating to the separation, including transitional services, intellectual property rights, product manufacturing and supply, research and development services and employee matters.

   As of the end of the second quarter of 2001, the Company's consolidated financial statements were restated to reflect the Company's Microelectronics business segment as a discontinued operation in accordance with applicable accounting principles. See Note 2 to the Millipore Corporation Consolidated Financial Statements (the "Financial Statements") included in Item 8 below.

  Information About Operating Segments

   In conjunction with the reporting of the Company's Microelectronics business segment as a discontinued operation, the Company evaluated its continuing business activities and determined that it operates in one reportable business segment: Bioscience. The Bioscience segment includes consumable products, capital equipment and services sold principally to pharmaceutical, biotechnology and life science research companies, university and government laboratories and research institutes. The Company's product offerings are used in the discovery, development and manufacture of therapeutic compounds. During 2001, approximately 55% of net sales in the Company's Bioscience business were made to customers outside the Americas, and approximately 77% of such net sales were of consumable products. Geographic and segment information is discussed in Note 15 to the Financial Statements, which Note is hereby incorporated herein by reference.

   Except as otherwise indicated or as the context otherwise requires, all references hereafter to Millipore or its business or operations shall be to its continuing operations (i.e. its Bioscience business) only and not to Millipore's former Microelectronics business or Mykrolis.

  Products, Technologies and Applications

   Millipore sells approximately 5,500 products (not including spare parts) which are listed in its catalogs and are sold as standard items, systems or devices. For special applications, the Company assembles custom products, usually based upon standard modules and components. In certain instances, the Company also designs and engineers process filtration systems and process chromatography systems to meet specific needs of its customers.

   Millipore's products include membranes, filter devices and ancillary equipment and supplies, laboratory water purification systems, cartridge filters and housings of various sizes and configurations, process liquid chromatography media and systems, process filtration systems, and filter- and chromatography media-based sample preparation devices and kits.

   The principal technologies utilized by Millipore's products are based on membranes and chromatography. Membranes are used to filter either the wanted or the unwanted particulate or bacterial, molecular or viral entities from fluids. Some of the Company's newer membrane materials also use affinity, ion-exchange or electrical charge mechanisms to effect the desired separation. Membranes are incorporated into both microfiltration and ultrafiltration devices, cartridges and modules of different configurations to address a variety of customer separation needs. Chromatography media is used to purify biopharmaceutical compounds or to remove contaminants from these compounds by chemical adsorption. The Company's laboratory water purification products combine membrane, resin and other separations technologies to provide ultrapure water for critical applications.

   Millipore has also introduced novel technologies and products to meet the needs of the burgeoning life sciences research industry, including sample preparation products using both membranes and chromatographic separation techniques. In addition, products based on the Company's proprietary size exclusion membrane technology have been introduced to improve speed, automation and cost-effectiveness of a number of DNA-based separations for sequencing, plasmid prep, PCR, diagnostic and microarray applications. These novel technologies are also being used for new applications in the drug discovery markets for the screening of potential drug compounds and for sample preparation in the rapidly emerging field of proteomics. During 2001, Millipore launched a series of kits based on these technologies that are intended for a variety of genomics and proteomics applications. More such kits are expected to be released in 2002.

   The Company's products are used in biopharmaceutical manufacturing and research operations to isolate and purify specific components of fluid streams for analysis, to concentrate identified compounds for further processing and to purify small and large volumes of critical fluids. Customers also use the Company's products to gain knowledge about a molecule, compound or microorganism by detecting, identifying and quantifying the relevant components of a fluid sample. The Company's laboratory water purification products are used by customers to provide ultrapure water for critical laboratory analysis and for clinical testing.

  Customers and Markets

   Major customer groups served by Millipore include pharmaceutical, biotechnology and life science research companies, university and government laboratories and research institutes.

   The Company's products are used by the pharmaceutical and biotechnology industries in sterilization, including virus reduction, and sterility testing of products such as antibiotics, vaccines, vitamins and protein solutions; concentration and purification of biological molecules such as vaccines and blood protein products; cell harvesting; isolation and purification of compounds from complex mixtures; and the purification of water for laboratory use. The Company's membrane and chromatography products also play an important role in the development of new drugs by offering customers a continuum of products capable of being scaled-up to match customer needs at different stages during the development process from laboratory research through full scale drug production. In addition, Millipore has developed and is continuing to develop products specifically targeted to meet the purification requirements of the biotechnology industry.

   Life science research companies, university and government laboratories, private and corporate research and testing laboratories and regulatory agencies purchase a wide range of the Company's products. Typical applications include: sample preparation; purification of proteins; cell culture and cell structure studies and interactions; concentration of biological molecules; fractionation of complex molecular mixtures; and collection of microorganisms. The Company's water purification products are used extensively by these organizations to prepare high purity water for sensitive assays and the preparation of tissue culture media.

   The Company's products are used to a lesser extent in several other industries as well. The food and beverage industry uses the Company's products for quality control and process applications principally to monitor for microbiological contamination and to prevent spoilage by removal of bacteria and yeast from products such as wine, beer, bottled juices and water. Chemical manufacturers and processors and environmental service laboratories use the Company's analytical products, and laboratory water purification systems for a variety of applications.

   While no single customer is material to the Company taken as a whole, some of the Company's individual customers do purchase significant quantities of the Company's products.

  Sales and Marketing

   The Company focuses its sales efforts upon those areas where customers have specific requirements that can be satisfied by the Company's products and services.

   The Company sells its products within the United States to end users primarily through its own direct sales force and web site and, in the case of products used in laboratory applications, to a limited extent through an independent distributor. The Company sells its products in international markets through the sales forces of its subsidiaries and branches located in more than 30 major industrialized and developing countries as well as through independent distributors. As of December 31, 2001, the Company's marketing, sales and service forces consisted of approximately 1,100 employees worldwide.

   The Company's marketing efforts focus on application development for existing products and on new and differentiated products for newly identified and proposed customer uses. The Company seeks to educate customers as to the variety of analytical and purification problems which may be addressed by its products and to adapt its products and technologies to separations and process control problems identified by its customers.

   The Company believes that its technical support services are important to its marketing efforts. These services include assisting in defining the customer's needs, evaluating alternative solutions, designing a specific system to perform the desired separation, training users, and assisting customers in compliance with relevant government regulations.

  Research and Development

   In its role as a pioneer of membrane separations, Millipore has traditionally placed heavy emphasis on research and development. This emphasis has permitted Millipore to be the first company to introduce a number of major new enabling separations membranes and membrane devices. Examples include: nitrocellulose microfiltration membrane in 1954, compact high purity laboratory water systems in 1972, membrane based syringe filter devices in 1973, membrane based filters for intravenous drug therapy in 1975, tangential flow filtration cassette devices in 1975, chemically modified polyvinylidene fluoride membrane in 1978, continuous electro-deionization water purification systems in 1988, composite ultrafiltration membranes in 1989, melt-cast PFA membranes in 1990, composite microfiltration membranes for the removal of viruses from solution in 1991, ultra-high weight polyethylene membrane in 1993, and non-dewetting PTFE membrane in 1997.

   The Company's ongoing research and development activities include the extension and enhancement of existing Millipore technologies to respond to new applications, the development of new membranes and chromatography media, and the upgrading of membrane- and media-based systems to afford the user greater purification capabilities. Over the last several years, through acquisitions, alliances, licenses and research and development investments, Millipore has expanded and diversified its technology base significantly. Millipore has focused this expansion and diversification strongly on life science research and biotechnology applications. The rapidly changing life science markets require novel technologies to meet the needs of high throughput sample analysis. This has led to products utilizing both membranes and chromatographic separation techniques, including an entire platform based on chromatographic media embedded in membrane structures which was introduced for the proteomics market. Millipore has very rapidly become a leader in chromatography hardware and has progressed substantially in its efforts to develop a differentiated line of chromatography media products for the rapidly growing biotechnology market. For biopharmaceutical manufacturing applications, process scale integrated systems have been introduced that include chromatography hardware and media as well as software and membrane devices.

   Millipore performs most of its own research and development. Other than a limited amount of research and development work related to membrane surface modification that is being provided to Mykrolis as part of the separation of Mykrolis from Millipore, the Company does not provide material amounts of research services for others. As a percent of sales, Millipore has increased its research and development spending to 7.0% in 2001 from 6.8% in 2000 and 6.1% in 1999.

   The Company has followed a practice of supplementing its internal research and development efforts by acquiring or licensing newly developed technology from unaffiliated third parties, acquiring distribution rights with respect thereto, and undertaking collaborative or sponsored research and development activities with unaffiliated third parties, when it believes it is in its long term interests to do so.

   Millipore has been granted and has licensed rights under a number of patents and has other patent applications pending both in the United States and abroad. While these patents and licenses in the aggregate are viewed as valuable assets, the Company believes that no individual patent is critical to its ongoing operations. Millipore also owns a number of trademarks, the most significant being "Millipore."

  Competition

   The Company faces intense competition in all of its markets. The Company believes that its principal competitors include Amersham Biosciences, Pall Corporation, Qiagen NV, Whatman PLC, Promega Corporation, Apogent Technologies Inc., and United States Filter Corporation. Certain of the Company's competitors are larger and have greater resources than the Company. However, the Company believes that, within the markets it serves, it offers a broader line of products, making use of a wider range of technologies and addressing a broader range of applications than any single competitor.

   While price is an important factor, the Company competes primarily on the basis of technical expertise, product quality and responsiveness to customer needs, including service and technical support.

  Environmental Matters

   The Company is subject to numerous federal, state and foreign laws and regulations that impose strict requirements for the control and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste. The Company is in substantial compliance with all applicable environmental requirements. Compliance with the foregoing environmental laws during 2001, 2000 and 1999 has had no material effect on the Company's capital expenditures, earnings or competitive position. Because regulatory standards under environmental laws and regulations are becoming increasingly stringent, however, there can be no assurance that future developments will not cause the Company to incur material environmental liabilities or costs.

  Other Information

   Millipore's products are made from a wide variety of raw materials that are generally available from alternate sources of supply. For certain critical raw materials, Millipore has qualified only a single source. With sufficient lead times, the Company believes it would be able to validate alternate suppliers for each of these raw materials. Two of these critical raw materials are used in a significant portion of the Company's products. If the Company were unable to obtain supply of either of these raw materials, the loss of revenues to the Company would be material.

   As of December 31, 2001, Millipore employed approximately 4,160 persons worldwide, of whom approximately 1,900 were employed in the United States and approximately 2,260 were employed overseas.

  Executive Officers of Millipore

   The following is a list, as of March 1, 2002, of the Executive Officers of Millipore. All of such Executive Officers were elected to serve until the first Directors Meeting following the Company's 2002 Annual Stockholders
Meeting.

                                                                   First Elected or
                                                                       Appointed
                                                                -----------------------
                                                                An Executive To Present
       Name         Age                 Office                    Officer      Office
       ----         ---                 ------                  ------------ ----------

C. William Zadel... 58  Chairman of the Board of Directors of       1996        1996
                        Millipore Corporation
Francis J. Lunger.. 56  President, Chief Executive Officer          1997        2001
                        and Director of Millipore Corporation
Kathleen B. Allen.. 46  Vice President and Chief Financial          2000        2000
                        Officer of Millipore Corporation
Dominique F. Baly.. 53  Vice President of Millipore Corporation     2000        2001
William C. Emhiser. 47  Vice President of Millipore Corporation     2001        2001
Vinay Goel......... 53  Vice President of Millipore Corporation     2000        2001
John E. Lary....... 56  Vice President of Millipore Corporation     1994        1994
Jeffrey Rudin...... 50  Vice President, General Counsel and         1996        1996
                        Clerk of Millipore Corporation
Kevin D. Sanborn... 34  Vice President of Millipore Corporation     2000        2000
Kathleen M. Stearns 49  Vice President of Millipore Corporation     2001        2001
Susan L.N. Vogt.... 48  Vice President of Millipore Corporation     2000        2001

   Mr. Zadel was elected Chairman of the Board, President and Chief Executive Officer of Millipore in February 1996. As of April 2001, after becoming Chairman and Chief Executive Officer of Mykrolis, Mr. Zadel continued as Chairman and Chief Executive Officer of Millipore until August 2001, at which time he stepped down from his position of Chief Executive Officer of Millipore but remained as Chairman. Prior to joining Millipore, Mr. Zadel had been, since 1986, President and Chief Executive Officer of Ciba Corning Diagnostics Corp., a developer, manufacturer and seller of medical diagnostic products. Prior to that he was Senior Vice President of Corning Glass Works' (now Corning Inc.) Americas Operations (1985) and Vice President of Business Development (1983). Mr. Zadel currently serves on the Boards of Directors of Kulicke and Soffa Industries, Inc., Matritech, Inc., Citizens Bank of Massachusetts, the Massachusetts High Technology Council, and the American Business Conference. He has also served as Chairman of the Board of Directors of the Massachusetts High Technology Council (1999-2001) and as Chairman of the Health Industry Manufacturers Association (1994-1995).

   Mr. Lunger was elected President of Millipore in April 2001 and Chief Executive Officer in August 2001. Mr. Lunger was also elected to the Company's Board of Directors in August 2001. Before being elected President, Mr. Lunger was Executive Vice President and Chief Operating Officer of Millipore (2000-2001) and

Vice President, Chief Financial Officer and Treasurer of Millipore (1997-2000). Prior to joining Millipore, Mr. Lunger had been, since 1995, Senior Vice President and Chief Financial Officer of Oak Industries, Inc., a developer, manufacturer and supplier of components to the telecommunications industry. From 1994 until 1995, Mr. Lunger had been acting Chief Executive Officer and Chief Administrative Officer of Nashua Corporation, a conglomerate with diverse businesses ranging from office supplies to photo finishing. During the period 1983-1994, Mr. Lunger served in various business operations and financial management positions with Raychem Corporation, an international material science company serving the telecommunication, automotive, energy and defense markets, including Vice President and Group General Manager (1992-1994), Vice President and Assistant Sector General Manager (1991-1992) and Vice President, Finance (1988-1991).

   Ms. Allen was elected Vice President and Chief Financial Officer of Millipore in January 2000. Prior to that, Ms. Allen held a wide variety of positions in Millipore's financial organization since joining the Company in 1983, most recently as the Company's Corporate Controller and Chief Accounting Officer (1998-2000). Prior to joining Millipore, Ms. Allen practiced public accounting for six years with Arthur Young and Company.

   Mr. Baly was elected Vice President of Millipore in December 2001 and continues as President of the Laboratory Water Division and of Millipore International (formerly Millipore Bioscience International), to which he was appointed in February 2001. Prior to that, Mr. Baly held a wide variety of positions since joining Millipore in 1972, most recently as Vice President of the Analytical Divisions of Millipore from 1994 until February 2001.

   Mr. Emhiser was elected Vice President of Millipore in December 2001 and continues as President of the Company's Life Sciences Division, to which he was appointed in February 2001. Since joining Millipore in 1997 as a result of Millipore's acquisition of Amicon Inc., Mr. Emhiser has served as Vice President & General Manager, Applied Microbiology Division (1997-1999) and Vice President & General Manager, Analytical Products Division (1999-2001). Mr. Emhiser was with Amicon from 1991 to 1997 where he served as President from 1995 to 1997. Prior to joining Amicon, Mr. Emhiser was President and Chief Operating Officer of Gelman Sciences, Inc. from 1986 to 1990.

   Mr. Goel was elected Vice President of Millipore in December 2001 and also continues as President of the Company's Membrane Technology Division, to which he was appointed in February 2001. Mr. Goel joined Millipore in 1977 as a product development engineer for high purity water products. From 1988 through 1998 Mr. Goel served as Vice President Membrane Research & Development, Analytical Laboratory, and from 1999 through 2001, Mr. Goel served as Vice President, Corporate Technology Operations.

   Mr. Lary was elected Vice President of Millipore in November 1994 and is responsible for the Company's device manufacturing, facilities and supply chain organizations. From May of 1993 until his election as a Vice President, Mr. Lary served as Senior Vice President and General Manager of the Americas Operation. For the ten years prior to that time, he served as Senior Vice President of the Membrane Operations Division of Millipore.

   Mr. Rudin was elected Vice President and General Counsel of Millipore in December 1996. Prior to joining Millipore, Mr. Rudin served Ciba Corning Diagnostics Corp. as Senior Vice President and General Counsel (since 1993) and as Vice President and General Counsel (1988-1993). Prior to that, Mr. Rudin was Assistant Division Counsel for the Pharmaceutical Division of Ciba-Geigy Corporation. Mr. Rudin was appointed Clerk of Millipore Corporation in 1999.

   Mr. Sanborn was elected Vice President of Strategic Planning and Business Development of Millipore in September 2000. Prior to joining Millipore, Mr. Sanborn was a Manager (1997-2000) and Consultant (1994-1997) of Bain & Company, a global consulting firm specializing in management and business strategy development at the organizational and business unit levels. Mr. Sanborn also served as a Financial Analyst at Goldman Sachs & Co., a leading investment banking and securities firm (1989-1992). He received his Masters of Business Administration from The Amos Tuck School of Business Administration, Dartmouth College (1994) and graduated from Bowdoin College (1989).

   Ms. Stearns was elected Vice President for Human Resources of Millipore in April 2001. From 1993 to 2001, Ms. Stearns served the Company in several senior human resources management positions and as country manager of the Company's United Kingdom subsidiary. From 1991 to 1993, Ms. Stearns was Director, Human Resources for Ionpure Technologies, Inc., a process water company.

   Ms. Vogt was elected Vice President of Millipore in December 2001 and continues as President of the Company's BioPharmaceutical Division, to which she was appointed in February 2001. Prior to that, Ms. Vogt held a wide variety of positions since joining the Company in 1981, most recently as Vice President & General Manager, Laboratory Water Division (1999-2001) and General Manager of the Analytical Products Division (1997-1999).

Item 2.  Properties.

   Millipore operates 11 manufacturing sites located in the United States, France, Ireland, United Kingdom, Japan and Brazil. The following table identifies the major production sites that are owned by Millipore, and describes the purpose, floor space and land area of each.

                                                                            Floor Space Land Area
     Location                              Facility                           Sq. Ft.     Acres
------------------ -------------------------------------------------------- ----------- ---------
Bedford, MA....... Executive Offices, research, manufacturing and warehouse   384,000      31
Billerica, MA..... Manufacturing, warehouse, research and office               88,000       5
Danvers, MA....... Manufacturing, research and office                          65,000      16
Jaffrey, NH....... Manufacturing, warehouse and office                        177,000      31
Cidra, Puerto Rico Manufacturing, warehouse and office                        125,000      29
Molsheim, France.. Manufacturing, research, warehouse and office              163,000      20
Cork, Ireland..... Manufacturing, warehouse and office                        120,000       7

   Millipore owns a total of approximately 1.1 million square feet of facilities worldwide, which are used for office, research and development, manufacturing (including the manufacturing facilities listed above) and warehouse purposes. All of these facilities are owned in fee and are not subject to any material encumbrances.

   In addition to its owned properties, Millipore currently leases facilities throughout the world for manufacturing, sales, research, warehouse, and administrative uses. The aggregate area of rented space is approximately 721,000 square feet and cost was approximately $6,213,000 in 2001. The following leased facilities are the most significant:

    1. A lease of a 134,000 square foot building in Bedford, Massachusetts near the Company's headquarters provides for a term ending in 2006, with renewal options for an aggregate of 20 years as well as a purchase option.

    2. A lease of a building of 130,000 square feet located in Burlington, Massachusetts, approximately 5 miles from Millipore's Bedford headquarters, provides for a term expiring in 2007 and has a single 5-year extension option.

    3. A lease of a building of 26,000 square feet located in Consett, England that is used for manufacture of the company's chromatography media products and for related research and development provides for a term expiring in 2016.

   The Company's headquarters in Bedford, Massachusetts currently operates at approximately 95% of capacity. The facilities located in Cidra, Puerto Rico and Cork, Ireland currently operate at approximately 65% and 85%, respectively, of capacity. All of the other above listed owned and leased major facilities are fully utilized.

   Millipore is of the opinion that all the facilities owned or leased by it are well maintained, appropriately insured, in good operating condition and suitable for their present uses.

Item 3.  Legal Proceedings.

   The Company currently is not a party to any material legal proceeding and the Company knows of no material legal proceeding contemplated by any governmental authority.

   On July 21, 1999, Amersham Pharmacia Biotech AB (now known as Amersham Biosciences AB) ("APB") of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB appealed this decision and, on July 5, 2001, the British Appeals Court affirmed the decision of the High Court. On February 13, 2002, the House of Lords rejected APB's request for leave to appeal the decision of the Appeals Court. The High Court also ruled that a discontinued product did infringe one of the APB patents. A hearing on damages has yet to be scheduled with respect to this matter. In any event, the outcome of this suit is not expected to have a material adverse effect on the Company's financial position, cash flows and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

   This item is not applicable.

                                    PART II

Item 5.  Market for Millipore's Common Stock, and Related Stockholder Matters.

   Millipore's Common Stock, $1.00 par value, is listed on the New York Stock Exchange and is traded under the symbol "MIL". The following table sets forth, for the indicated fiscal periods, the high and low sales prices of Millipore's Common Stock (as reported on the New York Stock Exchange Composite Tape) and the dividends declared (on a per share basis). As of February 26, 2002 there were approximately 2,668 shareholders of record.

                                                         Dividends
                               Range of Stock Prices     Declared
                            --------------------------- -----------
                                2001          2000      2001  2000
             -              ------------- ------------- ----- -----
                             High   Low    High   Low
             -              ------ ------ ------ ------ (Per Share)
             First Quarter. $62.00 $44.82 $64.00 $36.63 $0.11 $0.11
             Second Quarter $61.98 $43.16 $76.00 $53.00 $0.11 $0.11
             Third Quarter. $66.67 $51.23 $76.31 $46.31 $0.11 $0.11
             Fourth Quarter $62.73 $50.95 $63.13 $44.00 $0.11 $0.11

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

   During 2001, the Company adopted a plan of disposition of its subsidiary Mykrolis Corporation ("Mykrolis"). In accordance with Accounting Principles Board Opinion No. 30, the Company's consolidated financial statements and notes reflect Mykrolis as a discontinued operation.

   Prior to the Mykrolis initial public offering, the Company's ownership in Mykrolis' outstanding common shares was 100%, and at December 31, 2001 the Company's ownership was approximately 82%. On February 27, 2002, the Company distributed its remaining ownership interest in Mykrolis common stock.

Millipore Corporation--Five-year Summary of Operations

                                                      2001        2000        1999         1998        1997
                                                    --------    --------    --------     --------    --------
                                                               (In thousands, except per share data)
Net sales.......................................... $656,898    $600,161    $566,295     $521,566    $501,372
Cost of sales......................................  291,219     266,227     252,940      246,176     211,242
                                                    --------    --------    --------     --------    --------
    Gross profit...................................  365,679     333,934     313,355      275,390     290,130
Selling, general and administrative expenses.......  200,757     190,556     186,389      165,918     174,082
Research and development expenses..................   45,816      40,580      34,443       33,808      30,863
Restructuring and other items......................   17,962(1)      320(1)   (3,979)(1)   34,621(2)       --
                                                    --------    --------    --------     --------    --------
    Operating income...............................  101,144     102,478      96,502       41,043      85,185
Net gain on sale of equity securities..............       --       7,151(1)       --       35,594(3)    8,330(3)
Interest income....................................    2,591       3,486       3,025        3,090       2,937
Interest expense...................................  (25,336)    (26,922)    (30,155)     (29,474)    (30,484)
                                                    --------    --------    --------     --------    --------
Income before income taxes.........................   78,399      86,193      69,372       50,253      65,968
Provision for income taxes.........................   14,913      20,108      15,125        8,436      13,853
                                                    --------    --------    --------     --------    --------
    Income from continuing operations..............   63,486      66,085      54,247       41,817      52,115
                                                    --------    --------    --------     --------    --------
(Loss) income from discontinued operations, net of
 taxes.............................................   (6,736)     53,109      10,081      (31,953)    (90,899)
(Loss) on disposal of discontinued operations, net
 of taxes..........................................  (24,400)         --          --           --          --
                                                    --------    --------    --------     --------    --------
    Total discontinued operations..................  (31,136)     53,109      10,081      (31,953)    (90,899)
                                                    --------    --------    --------     --------    --------
Extraordinary loss on early extinguishment of debt,
 net of taxes......................................   (1,233)         --          --           --          --
                                                    --------    --------    --------     --------    --------
Net income (loss).................................. $ 31,117    $119,194    $ 64,328     $  9,864    $(38,784)
                                                    ========    ========    ========     ========    ========
Basic income (loss) per share
  Continuing operations............................ $   1.35    $   1.44    $   1.21     $   0.95    $   1.20
  Discontinued operations..........................    (0.66)       1.16        0.23        (0.73)      (2.09)
  Extraordinary item...............................    (0.03)         --          --           --          --
                                                    --------    --------    --------     --------    --------
  Net income (loss)................................ $   0.66    $   2.60    $   1.44     $   0.22    $  (0.89)
                                                    ========    ========    ========     ========    ========
Diluted income (loss) per share
  Continuing operations............................ $   1.32    $   1.40    $   1.20     $   0.94    $   1.20
  Discontinued operations..........................    (0.65)       1.13        0.22        (0.72)      (2.09)
  Extraordinary item...............................    (0.02)         --          --           --          --
                                                    --------    --------    --------     --------    --------
  Net income (loss)................................ $   0.65    $   2.53    $   1.42     $   0.22    $  (0.89)
                                                    ========    ========    ========     ========    ========
Cash dividends declared per share.................. $   0.44    $   0.44    $   0.44     $   0.43    $   0.39
Weighted average shares outstanding:
  Basic............................................   47,100      45,803      44,731       43,864      43,527
  Diluted..........................................   48,060      47,039      45,274       44,289      43,527
Financial Data
  Working capital.................................. $177,676    $103,083    $ 21,114     $(33,762)   $ (9,557)
  Total assets.....................................  915,767     820,099     743,835      720,895     708,397
  Total assets from continuing operations..........  636,612     571,309     543,391      536,262     541,492
  Long-term debt...................................  320,000     300,130     313,107      299,110     286,844
  Shareholders' equity............................. $393,956    $305,368    $176,851     $133,791    $140,809

--------
(1) See Notes 3 and 14 of the Notes to the Financial Statements.
(2) Includes the litigation settlements of $5,000 for proceeding related to an administrative order issued by the Environmental Quality Board ("EQB") of Puerto Rico and $3,100 of a private lawsuit brought by an intervening party in the same EQB administrative case and 1998 restructuring charges of $26,521.
(3) Represents the 1998 sale of all of the Company's shares of Perkin-Elmer stock and Glyko Biomedical Ltd. common shares and the 1997 sale of a portion of the Company's holdings in PerSeptive Biosystems common shares.

Note: Certain reclassifications have been made to previously reported financial data to conform with the 2001 presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with Millipore's Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-K report.

                            Discontinued Operations

   On October 3, 2000, the Company announced its plans, subject to certain conditions, to separate into two distinct companies by making its Microelectronics business segment an independent, publicly traded company. In accordance with these plans, the Microelectronics business segment was separated into a wholly owned Millipore subsidiary named Mykrolis Corporation ("Mykrolis") on March 31, 2001.

   During the second quarter of 2001, the Company received a ruling from the Internal Revenue Service that the Mykrolis spin-off transaction, as planned, would be tax-free to the Company and its shareholders. Thereafter, the Company's management and Board of Directors approved the plan of disposition for Mykrolis. Accordingly, the Company's consolidated financial statements and notes reflect the Company's Microelectronics business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30.

   On August 9, 2001, Mykrolis completed an initial public offering (the "Mykrolis IPO") of 7 million of its common shares at a price of $15.00 per share. Net proceeds from the Mykrolis IPO, after deducting the underwriting discount, commissions and other direct costs, were approximately $94.1 million. Of that amount, Mykrolis paid $19.1 million to the Company as a repayment of amounts outstanding under the separation agreements between the two companies. No additional Mykrolis shares were purchased pursuant to the underwriters' overallotment option provided for as part of the Mykrolis IPO. Prior to the Mykrolis IPO, the Company's ownership in Mykrolis' outstanding common shares was 100%, and at December 31, 2001 the Company's ownership in Mykrolis' outstanding common shares was approximately 82%. On January 28, 2002, the Company announced a stock dividend of all of the shares of common stock of Mykrolis owned by the Company. The dividend distribution occurred on February 27, 2002 to shareholders of record as of the close of business on February 13, 2002.

                  Critical Accounting Policies and Estimates

   The Company's discussion and analysis of its financial condition and results of operations are based upon Millipore's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Millipore to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, intangible assets and income taxes. Millipore bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements.

   Revenue is recognized when contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. Certain contracts associated with the Company's process equipment business are recorded on the percentage of completion method. Revenue is recognized based on the ratio of hours expended compared to the total estimated hours to complete the construction of the process equipment. The cumulative impact of any revisions in estimates of the percent complete is reflected in the period in which the changes become known. Revenue from deferred service arrangements is recognized when the services are provided.

   Millipore maintains allowances for doubtful accounts for specifically identified estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

   The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about historic usage, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

   The Company periodically reviews intangible assets to determine if impairment has taken place due to changed business conditions or technological obsolescence and accordingly, the net book value of the asset may be reduced.

   Millipore records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

                             Results of Operations

  Basis of Presentation

   As noted above, the Company's consolidated financial statements and notes reflect the Company's Microelectronics business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. Unless otherwise indicated, the remainder of this discussion is on a continuing operations basis only.

   The following discussion of the Results of Operations includes reference to "local currencies". Local currency results represent the foreign currency balances translated, in all periods presented, at Millipore's budgeted exchange rates for 2001, thus excluding the impact of fluctuations in the actual foreign currency rates. The Company's management uses this presentation for internal evaluation of the financial performance of the Company because it believes that the local currency results provide a clearer presentation of underlying business trends. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates.

  Reported Earnings

   The Company reported diluted earnings per share of $0.65, $2.53 and $1.42 for 2001, 2000 and 1999, respectively. The Company reported diluted earnings per share from continuing operations of $1.32, $1.40 and $1.20 for 2001, 2000 and 1999, respectively. Excluding unusual items, the Company would have reported diluted earnings per share from continuing operations of $1.56, $1.32 and $1.14 for 2001, 2000 and 1999, respectively.

   Below is a summary of the unusual items affecting diluted earnings per share from continuing operations. Refer to the discussions in Restructuring and Other Items and Gain on Sale of Equity Securities for additional information related to these items.

                           Summary of Unusual Items

                                                                Year Ended December 31,
                                                                ----------------------
                                                                 2001      2000  1999
                                                                ------    -----  -----
                                                                 (In millions, except
                                                                    per share data)
Restructuring and other items.................................. $(18.0)   $(0.3) $ 4.0
Gain on sale of equity securities, net.........................     --      7.2     --
                                                                ------    -----  -----
Impact on income from continuing operations before income taxes  (18.0)     6.9    4.0
Tax impact of unusual items....................................    6.3     (2.7)  (1.4)
                                                                ------    -----  -----
Net income (loss) from unusual items........................... $(11.7)   $ 4.2  $ 2.6
                                                                ======    =====  =====
Diluted income (loss) per share from unusual items............. $(0.24)   $0.08  $0.06
                                                                ======    =====  =====

  Net Sales

   Net sales, measured in U.S. dollars, increased 9% in 2001 compared to 6% in 2000. The net sales increase in 2001 as compared to 2000 was primarily due to continued growth in the biotech and life sciences markets which was partially offset by negative net currency effects.

   Sales growth by geography, measured in local currencies and U.S. dollars, is summarized in the table below.

                                    Sales Growth in  Sales Growth in
                                    Local Currencies  U.S. Dollars
                                    ---------------  ------------
                                     2001      2000  2001      2000
                                    ----       ----  ----      ----
                   Americas........  11%        14%   11%       13%
                   Europe..........  14%         7%   12%       (5)%
                   Asia/Pacific....  16%         8%    4%       12%
                                     --         --    --        --
                      Consolidated.  13%        10%    9%        6%
                                     --         --    --        --

   In general, a stronger U.S. dollar will adversely affect sales growth. Since the Company has a higher percentage of sales in Europe than Asia, strengthening of the dollar against the European currencies will have a larger impact on sales. The impact of translating sales denominated in currencies other than the U.S. dollar reduced the reported sales growth rate by approximately 400 basis points in 2001. During 2001 as compared to 2000 the Yen weakened on average against the U.S. dollar by approximately 12% and the Euro weakened against the U.S. dollar on average by approximately 4%. Although the percentage decline in the Euro was much smaller than the percentage decline in the Yen, the dollar impact of both currencies' decline was approximately equivalent since sales in Europe represent almost 34% of the Company's sales compared to approximately 15% for Japan. In 2000, the reported sales growth rate was negatively impacted by approximately 400 basis points due to exchange rates. While the Japanese Yen favorably impacted reported sales as it strengthened against the U.S. dollar by approximately 5%, it was more than offset by the Euro which weakened by 15%. Non-currency related price changes have not significantly affected the comparability of sales during the past three years.

   The Company's sales, measured in local currencies, increased 13% in 2001 compared to 2000. The growth was broad-based across product lines and geographies. By market, revenue growth was strongest for products used in advanced life science research and in the biotechnology markets, which collectively grew at 18% and account for 45% of sales. The growth in these markets resulted from increases in new biotech drugs currently in clinical approval phases, biotech drugs that have been approved and are in production as well as increased spending in genomics and proteomics research. In addition, products sold to the Company's legacy markets, which include classical pharmaceutical, clinical and analytical laboratories, and food and beverage markets, also experienced strong growth at 9% in 2001 as compared to 2000. By product, growth was strongest in higher margin consumables and services, which grew 14% and 27%, respectively. These products represented approximately 80% of total revenues in 2001. Lower margin equipment sales increased 6% as compared to 2000.

   The Company's sales, measured in local currencies, increased 10% in 2000 compared to 1999. Growth was strongest in the biotechnology and life science research markets where sales increased approximately 14% compared to 1999. Sales to these markets comprised approximately 43% of total sales in 2000. Legacy sales increased 7% versus sales in 1999. By product, consumables and services increased 11% and 27%, respectively, over 1999 levels. Equipment increased 6% as compared to 1999.

  Gross Profit Margins

   Gross profit margin percentages were 56% in 2001 and 2000 and 55% in 1999. The gross profit margin percentage for 2001 as compared to 2000 and 1999 was positively impacted by a favorable mix in higher margin consumables products, volume efficiencies and cost reduction programs, as well as by the benefit in manufacturing in overseas locations where production costs benefited from a weaker local exchange rate. This was partially offset as the strengthening U.S. dollar adversely impacted sales. In local currencies, the gross profit margin for 2001 was 57% versus 56% for the prior two years.

  Operating Expenses

   Selling, general and administrative ("SG&A") expenses increased 5% in 2001 and 2% in 2000. In local currencies, SG&A increased 9% and 6% in the two years, respectively. The increase in 2001 was primarily due to higher head count and related expenses needed to support sales. As a percentage of sales, SG&A expenses in local currencies decreased approximately one percentage point during 2001 to 31%. The Company continues to invest in sales, service and marketing resources focused on maintaining or improving customer services, supporting the launch of new products and development of future sales initiatives aimed at improving the Company's competitive positions.

   Research and development ("R&D") expenses increased 13% in 2001 and 18% in 2000, as compared to the prior years. In local currencies, R&D, which is primarily based in the United States, increased 14% in 2001 and 20% in 2000, versus prior years. As a percentage of sales, R&D expenses in local currencies increased from 6.0% in 1999 to 6.6% in 2000 to 6.7% in 2001. The Company has pursued a strategy of increased research and development spending to fund future growth opportunities including membrane and chromatography based solutions for genomics, proteomics, and biopharmaceutical manufacturing applications.

  Restructuring and Other Items

   In the first quarter of 2001, the Company initiated a restructuring program. Key initiatives of the program included:

    . Globally streamlining of certain corporate shared services and divisional overhead functions to serve smaller organizations. This action was completed in 2001.
    . Centralizing into two locations European shared services including order processing, cash collections and cash applications processes. This action began in the first quarter of 2001 and will be completed in the second half of 2002.
    . Closing the manufacturing operation in China in order to reduce manufacturing infrastructures. This action was completed in the first quarter of 2001.
    . Outsourcing certain manufacturing processes in Puerto Rico to third party vendors in order to create a more flexible cost structure. This action was completed in the second quarter of 2001.

   These initiatives included a $16.5 million restructuring charge and $1.5 million of fixed asset write-offs for assets that were no longer in use. The restructuring charge included $15.4 million of employee severance costs and $1.1 million of lease cancellation costs. Approximately 215 positions were eliminated and the affected employees were notified by March 31, 2001, however, for employees temporarily continuing in their existing positions, related salary costs will be charged to operations as incurred. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through 2002. Through December 31, 2001, approximately 160 employees have left the Company and $8.6 million of severance benefits have been paid.

   The restructuring program is expected to yield annualized savings of over $10.0 million related to reduced wages, facility related costs and depreciation, and will be reflected in cost of sales, SG&A expenses and R&D expenses. The savings, which began in the second quarter of 2001, will not be fully realizable until the first quarter of 2002.

   In 1998, the Company recorded a restructuring charge related to the streamlining of its operations. In 1999, the Company reevaluated the accrual for the 1998 restructuring program and reversed $4.0 million of the remaining balance. The reversal reflected a lower estimate for employee severance and lease cancellation costs. In 2000, the Company reversed an additional $1.2 million in restructuring reserves primarily related to additional proceeds from the sale of facilities. The final cash payments, consisting primarily of lease termination costs, occurred in the third quarter of 2001. As of December 31, 2001, the 1998 restructuring program has been completed. Of the planned 160 employees, all left the Company pursuant to this initiative.

   In 2000, the Company recorded a charge of $1.5 million for past royalties as part of the settlement of a patent lawsuit.

  Gain on Sale of Equity Securities

   During the second quarter of 2000, the Company sold its holdings in Oxford GlycoSciences Plc, resulting in a gain on sale of securities of $7.5 million.

  Net Interest Expense

   Net interest expense decreased $0.7 million in 2001 as compared to 2000. The decrease was the result of lower average borrowings and lower interest rates partially offset by lower rates on interest income from cash and cash equivalents. The benefit from the reduction in interest rates was offset in part by the termination of the Company's Yen debt swap agreement. Net interest expense decreased $3.7 million in 2000 as compared 1999 primarily as a result of lower average borrowings and additional interest income from increased cash and cash equivalents offset by an increase in average rates.

  Provision (Benefit) for Income Taxes

   The Company's effective tax rate on net income for 2001, 2000 and 1999 was 19.0%, 23.3% and 21.8%, respectively. Excluding the effect of the restructuring items, sales of equity securities, and litigation settlements, the Company's tax rate on income from operations in 2001 and 2000 was 22%. In 2000, the Company's tax rate on income from operations increased to 22% from 21% in 1999. This increase was due to changes in the profitability mix between the various tax jurisdictions within which the Company operates.

  Discontinued Operations

   The $6.7 million loss from discontinued operations for 2001 represents the net losses of Mykrolis from the beginning of 2001 through the adoption of the plan of disposition in the second quarter of 2001. The income from discontinued operations for 2000 and 1999 were $53.1 million and $10.1 million, respectively. The significant fluctuation in the performance of Mykrolis was primarily due to strong sales growth related to improvements in the semiconductor industry which began in 1999 and continued into 2000. During 2001, a decline in the semiconductor industry adversely affected sales for Mykrolis. See Note 2 to the Consolidated Financial Statements.

   Loss on disposal of discontinued operations of $24.4 million ($35.1 million pre-tax) recorded in the second quarter of 2001 included estimated future operating losses of $18.6 million for Mykrolis through the planned disposition date in the first quarter of 2002 and disposition expenses of $5.8 million. In the third quarter of 2001, the Company revised the $24.4 million estimated loss on disposal of discontinued operations. The pre-tax revision included an $8.7 million increase in the estimated future operating losses for Mykrolis through the planned disposition date offset by reduced disposition expenses of $2.0 million and a $6.7 million reduction to adjust for the 17.7 percent minority interest share of forecasted operating losses through the disposition date resulting from the of Mykrolis IPO in the third quarter.

  Extraordinary Loss on Early Extinguishment of Debt

   The Company recorded an extraordinary loss of $1.2 million after taxes ($1.9 million pre-tax) related to the $25.0 million prepayment under one of the Company's long term notes.

  Earnings Per Share

   Restructuring charges, several unusual items as well as discontinued operations impacted earnings per share in 2001, 2000 and 1999. Also refer to the Summary of Unusual Items above for additional information. In addition, in 2001, earnings per share reflect the extraordinary loss as described above.

   Earnings per share were also negatively impacted in 2001 as compared to 2000 by approximately $0.17 per share due to the impact of the weakening of the Euro and the Yen. In 2000, earnings per share were negatively impacted as compared to 1999 by approximately $0.07 per share due to the impact of the weakening Euro partially offset by a stronger Yen.

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

  Foreign Currency Exchange Rate Risk

   The Company is exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in currencies other than the U.S. dollar. The Company's risk management strategy uses various derivative financial instruments, including from time to time, swaps, options and forward contracts to hedge certain foreign currency and interest rate exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. Additionally, the Company is able to partially mitigate the impact of fluctuations in currencies by active management of cross border currency flows and material sourcing. The Company does not enter into derivatives for trading purposes. See Notes 1 and 8 to the Consolidated Financial Statements for more detailed information.

   Although the Company attempts to manage its foreign currency exchange risk through the above activities, when the U.S. dollar strengthens against the basket of currencies in which the Company transacts its business, generally sales and net income will be adversely impacted.

  Credit Risk

   The Company is exposed to concentrations of credit risk in cash and cash equivalents and trade receivables. Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. The amount placed with any one institution is limited by policy. Trade receivables credit risk exposure is limited due to the large number of customers and their dispersion across different geographies.

                        Capital Resources and Liquidity

   Cash flow provided from operations was $61.9 million in 2001, $85.3 million in 2000 and $101.0 million in 1999. Reported cash flow from operations was reduced by $8.3 million in 2001, $2.4 million in 2000 and $4.8 million in 1999 for costs associated with the 2001 and 1998 restructuring programs and a 1996 acquisition. Excluding the restructuring and acquisition related expenditures, cash flow from operations was $70.2 million in 2001, $87.7 million in 2000, $105.8 million in 1999.

   The decrease in cash flow from operations in 2001 from 2000 was primarily the result of increased accounts receivable and payment of income taxes partially offset by improved operating income excluding the $11.7 million (after tax) restructuring charge. The increase in accounts receivable was attributable to increased sales volume primarily in the United States and Europe. While the Company continues to aggressively manage its receivables portfolio, it experienced a slight slowdown during 2001 due to the temporary disruption in collection activities caused by the Mykrolis reorganization as well as consolidation of collection activities in the European shared service center. Accrued income taxes decreased approximately $24.3 million for payments made in foreign tax jurisdictions. Inventory levels increased $4.3 million due principally to increased business activity, as days of supply remained flat in local currencies. Partially offsetting the impact of accounts receivable and inventory increases and payments for income taxes were increases in accounts payable and accrued expenses, due to higher business activity and variable compensation programs resulting from improved financial performance.

   The decrease in cash flow from operations in 2000 over 1999 was primarily the result of increased accounts receivable and inventories offset by improved operating income. The increase in accounts receivable was attributable to increased sales volume primarily in the United States and Asia Pacific. The increase in sales in the Asia Pacific region further impacted accounts receivable where regional business practices result in longer collection periods. Inventory levels increased due to stocking levels. Partially offsetting the impact of accounts receivable and inventory increases were increases in accounts payable and accrued expenses, due to higher business activity, and variable compensation programs resulting from improved financial performance.

   Operating cash flow generated by the Company during 2001 was used to invest in property, plant and equipment, reduce and refinance debt, and pay dividends. The Company received $49.8 million from the exercise of employee stock options exercises and $3.2 million of cash previously restricted as part of the close out of the debt swap agreements. The Company spent $72.3 million for property, plant and equipment during 2001. The $35.8 million increase in capital expenditures in 2001 versus 2000 was primarily due to additional manufacturing capacity and laboratories in the United States and Europe. During 2000, the Company received $8.8 million from the sale of property, $7.5 million from the sale of equity securities and $28.0 million from the exercise of employee stock options. The Company expects capital expenditures for 2002 to be in the range of $80.0 to $85.0 million. This increase will be driven by the continued need to add manufacturing capacity and research and development facilities.

   The Mykrolis IPO resulted in net proceeds of $94.1 million. These proceeds less $75.0 million retained by Mykrolis pursuant to the separation agreements between the two companies and an additional $6.8 million of cash generated from the operations through the date of the Mykrolis IPO resulted in net cash provided from discontinued operations of approximately $25.9 million.

   Cash generated by the Company during 1999 was used to reduce short-term debt, to invest in property, plant and equipment and to pay dividends. Property, plant and equipment expenditures for 1999 were $27.1 million which included $4.0 million for the completion of the membrane manufacturing facility expansion in Cork, Ireland. The Company also received $9.5 million in cash for the sale of securities in Waters Corporation.

   On October 5, 2001, the Company entered into a five year unsecured revolving credit agreement which replaced its prior revolving credit agreement. The new revolving credit agreement, together with a Lender Joinder Agreement that the Company entered into on October 23, 2001, (together the "Credit Agreement") allows for revolving loan borrowings of up to $250.0 million. Interest rates on individual borrowings are made on terms not to exceed twelve months. Because of the Company's ability and intent to continuously refinance such borrowings under the Credit Agreement, short-term borrowings expected to be refinanced, including $45.0 million of amounts outstanding at December 31, 2001 and $100.0 million due on notes payable with maturities within the next 12 months, have been classified as long-term. Interest is payable on outstanding borrowings at a floating rate defined in the agreement as Eurocurrency rate plus a margin. The Credit Agreement also calls for a facility fee at a rate ranging from 0.25 to 0.625 percent of the available facility. The exact amount of the margin and the facility fee is dependent on the Company's debt rating. The Credit Agreement calls for the Company to maintain certain financial covenants in the areas of leverage ratios and interest coverage. The Company is compliant with all required covenants.

   On October 4, 2001, the Company amended the agreement governing its $100.0 million 7.23% note payable (the "Note Agreement"). The amended Note Agreement's financial covenants were modified and mirror the financial covenants under the Credit Agreement. The Company also prepaid $25.0 million of the note at that time.

   The Company believes that its balances of cash and cash equivalents, funds available under the Credit Agreement and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over the next twelve to twenty-four months.

   The following summarizes the Company's contractual obligations at December 31, 2001 and the maturity periods, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                                 Less than  1-3   After
       December 31,                       Total   1 year   years 3 years
       ------------                       ------ --------- ----- -------
                                                  (in millions)
       Long-term debt.................... $320.0  $100.0   $75.0 $145.0
       Non-cancellable operating leases..   27.5     6.8    10.1   10.6
                                          ------  ------   ----- ------
       Total contractual cash obligations $347.5  $106.8   $85.1 $155.6
                                          ======  ======   ===== ======

                           Related Party Agreements

   At March 31, 2001 (the "Separation Date"), the Company and Mykrolis entered into various agreements covering a range of issues relating to the separation of Mykrolis from the Company (the "Separation Agreements"). A list of the Separation Agreements is provided below. All of the Separation Agreements were filed with the Securities and Exchange Commission as exhibits to the Company's Form 10-Q for the quarter ended June 30, 2001. Additionally, refer to Note 16 of the Consolidated Financial Statements for further information. The Separation Agreements include:

   Master Separation and Distribution Agreement

   General Assignment and Assumption Agreement
   Separation Revolving Credit Agreement and Separation Note
   Employee Matters Agreement
   Tax Sharing Agreement
   Intellectual Property Agreements
   Membrane Manufacture and Supply Agreement
   Product Distribution Agreement
   Contract Manufacturing Agreements
   Master Transitional Services Agreement
   Research Agreement

   The Separation Agreements were entered into for the purpose of enabling an effective separation of Mykrolis from the Company and the operation of Mykrolis and Millipore as independent companies. The Separation Agreements generally provide for:

    . The transfer from Millipore to Mykrolis of assets and the assumption by Mykrolis of liabilities relating to Mykrolis' business.

    . Ongoing relationships between Millipore and Mykrolis to enable each of them to carry on their respective businesses as independent companies. These contractual relationships, including contract research services, product manufacturing and distribution, are for terms not exceeding five years from the Separation Date. The prices provided in these agreements generally allow for the recovery of costs with profit.

    . Interim relationships between Millipore and Mykrolis to enable a smooth transition for the separation and independent existence of Mykrolis. These relationships are intended to provide for facilities and services for various periods up to two years, with minimal extensions, at which point Mykrolis must secure alternative sources of facilities and services. These include services such as human resources, financial systems and information technology. The prices provided for in these agreements generally allow for the recovery of costs without profit.

   For the nine months from the Separation Date through December 31, 2001, Millipore recognized revenues of $1.9 million and expenses were reduced by $6.4 million for the Separation Agreements. Some of the Separation Agreements will terminate during 2002. Although, the Company does not expect a significant increase in its expenses in 2002 as a result of these agreements lapsing as a portion of Millipore's costs related to these expenses are variable and expense reduction programs are in place, the final outcome is not known at this time. The $6.4 million expense reduction included $1.1 million for cost of sales, $4.2 million for selling, general and administrative and $1.1 million for research and development.

   The Company also has significant transactions with companies with which several of its directors are affiliated. During 2001, Bristol-Myers Squibb Company purchased an aggregate of approximately $2.0 million of products from Millipore. Richard J. Lane, a Director of Millipore since 1999, is currently Executive Vice President and President, Worldwide Medicines of Bristol-Myers Squibb Company. The relationship between Millipore and Bristol-Myers Squibb Company predates by many years Mr. Lane's election as a Director. During 2001, Merck & Co., Inc. purchased approximately $13.0 million of products from Millipore. Dr. Edward M. Scolnick, a Director of Millipore since December 2001, is currently Executive Vice President, Science & Technology, Merck & Co., Inc. and President of Merck Research Laboratories. The relationship between Millipore and Merck & Co., Inc. predates by many years Dr. Scolnick's election as a Director. During 2001, the Company paid Salomon Smith Barney, Inc. approximately $2.3 million of underwriter commissions in connection with the Mykrolis IPO. Maureen A. Hendricks, a Director of Millipore since 1995, is currently a Managing Director of Salomon Smith Barney, Inc.

                                   Dividends

   The quarterly dividend was $0.11 per share throughout 2001. The Company paid dividends of $20.7 million in 2001.

                                     Euro

   On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their new common legal currency. As of that date, the Euro began trading on currency exchanges and the sovereign currencies remained legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. In the first quarter of 1999, the Company began invoicing certain customers and intercompany transactions in the Euro. The Company also assessed its pricing/marketing strategy in order to ensure that it remains competitive in a broader European market. It also has evaluated its cash management opportunities. Further, the Company upgraded its computer systems in 2001 which successfully enabled all business transactions in the Euro effective January 1, 2002.

                               Legal Proceedings

   The Company currently is not a party to any material legal proceeding and the Company knows of no material legal proceeding contemplated by any governmental authority.

   On July 21, 1999, Amersham Pharmacia Biotech AB (now known as Amersham Biosciences AB) ("APB") of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB appealed this decision and, on July 5, 2001, the British Appeals Court affirmed the decision of the High Court. On February 13, 2002, the House of Lords rejected APB's request for leave to appeal the decision of the Appeals Court. The High Court also ruled that a discontinued product did infringe one of the APB patents. A hearing on damages has yet to be scheduled with respect to this matter. In any event, the outcome of this suit is not expected to have a material adverse effect on the Company's financial position, cash flows and results of operations.

   As has been previously disclosed, Millipore has, in the past, been named as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("Superfund") by the U.S. Environmental Protection Agency ("EPA") with respect to a "release" (as defined in Section 101 of Superfund), at twelve sites to which chemical wastes generated by the manufacturing operations of Millipore or one of its divisions may have been sent. The Company has settled its liability pursuant to consent decrees releasing Millipore from further liability with respect to certain covered matters at all of these Superfund sites. However, as is typical with consent decrees in such Superfund proceedings, EPA and the relevant state agencies have reserved the right to maintain actions against the settling parties, including the Company, in the event certain events occur or do not occur at those sites. The Company does not expect that the conditions in the consent decrees permitting these governmental parties to "re-open" the cases will occur. In any event, the Company believes that the aggregate of any future potential liabilities should not have a material adverse effect on the Company's financial position, cash flows and results of operations in light of the advanced stage of funded remedial action at each site and the likely availability of contribution from numerous other financially solvent PRPs participating at each such Superfund site.

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

   With respect to all derivative instruments, SFAS No. 133 requires that companies, upon adoption of the new standard, record an adjustment to record the difference between a derivative's previous carrying amount and its current fair market value as a transition adjustment. At December 31, 2000, the Company was a party to U.S. dollar to Japanese Yen foreign currency fixed rate-to-fixed rate interest rate swap agreements, which were designated as a hedge of the Company's net investment exposure in its Japanese subsidiary. On January 1, 2001, the Company recorded a net derivative liability transition adjustment of $5.1 million which was the difference between the Company's carrying value and the fair value of this derivative. This transition adjustment was recorded as a cumulative-effect type adjustment to other comprehensive income. During the first quarter of 2001, the swap agreements were terminated and a gain of $0.8 million was realized and recorded in other comprehensive income. In addition, the Company is no longer required to provide any cash collateralization which had previously been required as part of one of its swap agreements.

   In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS
No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company as required in the first quarter of fiscal year 2002. The adoption of SFAS No. 142 is not expected to have a significant impact on the Company's consolidated financial statements.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. In addition, the standard eliminates the requirement to accrue for losses through the estimated date of disposal of a business. The provisions of this standard do not apply to the Company's disposal of Mykrolis Corporation in the second quarter of 2001. The adoption of SFAS No. 144 is not expected to have a significant impact on the Company's consolidated financial statements.

                      Business Outlook and Uncertainties

   The following statements are based on current expectations. These statements are forward looking and actual results may differ materially.

   Sales: The Company has demonstrated relatively stable patterns of sales growth and expect 2002 revenues in local currencies to increase 12 to 14 percentage points over 2001. The Company's customers, particularly those involved in the production of therapeutic compounds, purchase products for use in validated production processes. Accordingly, it is important to participate in the development of the manufacturing process for these new drugs in order to be specified into the ultimate manufacturing process. Adoption of new technologies and products requires a lengthy validation process prior to adoption. Growth in this market is highly dependent on the development and approval of new drugs. It is difficult to ascertain the number or timing of such approvals, however, the number of drugs at various stages in the approval process has increased over the past two years. The remaining driver of this segment is life science research and development spending. Recently published industry reports in the area of life science anticipate increased research and development spending for genomics, proteomics and drug discovery. The Company will benefit if these trends prove out, however the extent to which the Company will benefit from this trend is not quantifiable.

   Approximately 55 percent of the Company's sales are to customers outside of the Americas and are generally made in local currency. As previously noted, currencies had a net negative impact to both sales and earnings in 2001 as compared to 2000. This was the composite result of both a weaker Yen and a weaker Euro in 2001. Since the end of 2001, the dollar has continued to strengthen against the Yen and the Euro. Therefore, if rates of exchange remain at the March 1, 2002 level, there could be a significant negative impact on sales for the first quarter and full year 2002 as compared to 2001.

   Gross Margins: The Company expects slightly higher gross margin percentages in 2002 as compared to 2001. The continued favorable mix of higher margin consumable products versus lower margin process systems hardware combined with automation and volume efficiencies will combine to more than offset increased costs of certain raw materials and labor, continued new product start up costs, volume driven pricing arrangements and additional costs due to increased manufacturing capacity. However, to the extent that foreign currency exchange rates relative to the U.S. dollar remain at March 1, 2002 levels, first quarter 2002 and full year margins could be significantly negatively impacted by foreign currency exchange rate fluctuations as compared to the same periods of the prior year.

   Millipore's products are made from a wide variety of raw materials that are generally available from alternate sources of supply. For certain critical raw materials, Millipore has qualified only a single source. With sufficient lead times, the Company believes it would be able to validate alternate suppliers for each of these raw materials. Two of these critical raw materials are used in a significant portion of the Company's products. If the Company were unable to obtain supply of either of these raw materials, the loss of revenues to the Company would be material. In December 1999, the Company's sole supplier of one of these two critical raw materials, which is used in the manufacture of one type of membrane sold by the Company, advised the Company that it would discontinue manufacture of that raw material during the second half of 2000. In the second quarter of 2000 the Company established supply arrangements with a successor company to the former supplier of this raw material. In addition, the Company is in the process of identifying alternative sources of supply of this raw material. The Company believes that these arrangements will provide an adequate source of supply for this raw material.

   Operating Expenses: The Company expects that operating expenses, before the impact of changes in foreign currency rates of exchange, as a percentage of sales, in 2002 will be slightly greater than the percentage achieved in the previous year primarily as a result of continued investment in strategic R&D projects. In addition, the Company will continue to invest in sales, service and marketing resources focused on maintaining or improving customer services, supporting the launch of new products and development of future sales initiatives aimed at improving the Company's competitive positions.

   Net Interest Expense, Capital Resources and Liquidity: The Company intends to use its excess borrowing capacity under the Credit Agreement to satisfy the $100.0 million 7.23% unsecured note due on April 1, 2002. Accordingly, the Company expects that its interest expense should decline due to a lower interest rate under the Credit Agreement.

   Provision for Income Taxes: The effective tax rate in 2002 is projected to be approximately 22%, equivalent to the effective rate for 2001, excluding unusual items. The tax rate estimate is based on the Company's current expectations for 2002 income, current tax law and tax jurisdiction mix of revenues and profits. In the event that the Company's cash needs significantly increase above those currently projected and exceed the resources identified under Capital Resources and Liquidity above, then an additional upward influence on the Company's tax rate could develop if the Company were required to repatriate cash from certain foreign operations.

   Capital Spending: The Company expects to spend between $80.0 and $85.0 million for fixed asset additions in 2002. This increase will be driven by the on-going need to add manufacturing capacity, expand automated manufacturing processes and upgrade research and development facilities. Accordingly, the Company also expects that 2002 depreciation expense will be higher than reported in 2001.

                          Forward-Looking Statements

   The matters discussed in this Form 10-K Annual Report, as well as in future oral and written statements by management of the Company, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. When used herein or in such statements, the words "anticipate", "believe", "estimate", "expect", "may", "will", "should" or the negative thereof and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. In addition to the matters discussed herein, potential risks and uncertainties that could affect the Company's future operating results include, without limitation, difficulties associated with the separation of Mykrolis from the Company; foreign exchange rates; increased regulatory concerns on the part of the biopharmaceutical industry; further consolidation of drug manufacturers; competitive factors such as new membrane technology; lack of availability of raw materials or component products on a timely basis; inventory risks due to shifts in market demand; change in product mix; conditions in the economy in general and in Bioscience markets in particular; potential environmental liabilities; the inability to utilize technology in current or planned products due to overriding rights by third parties; difficulties inherent in research and development activities; and the other risk factors described elsewhere in this Form 10-K Annual Report, and in particular the matters described in Item 1 above under the heading "Environmental Matters". Specific reference is also made to the risks and uncertainties described in the Registration Statement on Form S-3 (Registration 333-80781) filed by the Company in connection with its offering of 660,000 shares of its Common Stock, $1.00 par value in November 1999 (in particular, to those risks described under "Risk Factors"). See also "Legal Proceedings" and "Business Outlook and Uncertainties" above.

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

Item 8.  Financial Statements and Supplementary Data.

   The information called for by this item is set forth in the Financial Statements at the end of this report commencing at the pages indicated below:

   Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.......... 31
   Consolidated Balance Sheets at December 31, 2001 and 2000....................................... 32
   Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and
     1999.......................................................................................... 33
   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999...... 34
   Notes to Consolidated Financial Statements...................................................... 35
   Report of Independent Accountants............................................................... 57
   Quarterly Results (Unaudited)................................................................... 58

   All of the foregoing Financial Statements are hereby incorporated by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure.

   This item is not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of Millipore.

   The information called for by this item with respect to registrant's directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 as amended is set forth under the captions "MANAGEMENT AND ELECTION OF DIRECTORS--Nominees for Election as Directors" and "OWNERSHIP OF MILLIPORE COMMON STOCK--Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held on April 25, 2002, and to be filed with the Securities and Exchange Commission on or about March 14, 2002, which information is hereby incorporated herein by reference.

   Information called for by this item with respect to registrant's executive officers is set forth under "Executive Officers of Millipore" in Item 1 of this report.

Item 11.  Executive Compensation.

   The information called for by this item is set forth under the caption "Executive Compensation" in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held on April 25, 2002, and to be filed with the Securities and Exchange Commission on or about March 14, 2002, which information is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The information called for by this item is set forth under the caption "OWNERSHIP OF MILLIPORE COMMON STOCK--Management Ownership of Millipore Common Stock" in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held April 25, 2002, and to be filed with the Securities and Exchange Commission on or about March 14, 2002, which information is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

   The information called for by this item with respect to registrant's directors' relationships and related transactions is set forth under the caption "Certain Relationships and Related Transactions" in Millipore's definitive Proxy Statement for Millipore's Annual Meeting of Stockholders to be held on April 25, 2002, and to be filed with the Securities and Exchange Commission on or about March 14, 2002, which information is hereby incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) The following documents are filed as a part of this Report:

1. Financial Statements.

The following Financial Statements are filed as part of this report
   Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999
   Consolidated Balance Sheets at December 31, 2001 and 2000
   Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999
   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
   Notes to Consolidated Financial Statements
   Report of Independent Accountants
   Quarterly Results (Unaudited)

2. Financial Statement Schedules.

   No financial statement schedules have been included because they are not applicable or not required under Regulation S-X.

3. List of Exhibits.

   A. The following exhibits are incorporated by reference:

Reg. S-K
  Item
 601(b)                                                               Referenced Document on
Reference              Document Incorporated                         file with the Commission
--------- ------------------------------------------------           ------------------------
 (2)      Form of Master Separation and Distribution       Form 10-Q for the quarter ended June 30, 2001
          Agreement between Millipore and Mykrolis         [Commission File No. 0-1052]
          Corporation ("Mykrolis")+
          Form of General Assignment and Assumption        Form 10-Q for the quarter ended June 30, 2001
          Agreement between Millipore and Mykrolis+        [Commission File No. 0-1052]
 (3)(i)   Restated Articles of Organization, as amended    Form 10-K Report for year ended December 31,
          May 6, 1996                                      1996 [Commission File No. 0-1052]
  (ii)    By Laws, as amended                              Form 10-K Report for year ended December 31,
                                                           1990 [Commission File No. 0-1052]
 (4)      Indenture dated as of May 3, 1995, relating to   Registration Statement on Form S-4
          the issuance of $100,000,000 principal amount    (No. 33-58117)
          of the Company's 6.78% Senior Notes due 2004
          Indenture dated as of April 1, 1997, relating to Registration Statement on Form S-3
          the issuance of Debt Securities in Series        (No. 333-23025)
 (10)     Shareholder Rights Agreement dated as of April   Form 8-K Report for April, 1998
          15, 1988, as amended and restated April 16,      [Commission File No. 0-1052]
          1998 between Millipore and The First National
          Bank of Boston
          Distribution Agreement, dated as of July 1,      Form 10-K Report for the year ended
          1996, by and among the Company and Fisher        December 31, 1996 [Commission File
          Scientific Company                               No. 0-1052]

Reg. S-K
  Item
 601(b)                                                                 Referenced Document on
Reference              Document Incorporated                           file with the Commission
--------- ------------------------------------------------             ------------------------
          Note Purchase and Exchange Agreement, as         Form 10-K Report for the year ended December 31,
          amended through November 2, 1998, between        1998 [Commission File No. 0-1052]
          Millipore and Metropolitan Life Insurance
          Company
          Amendment No. 3, dated October 4, 2001, to       Form 10-Q Report for the quarter ended
          Note Purchase and Exchange Agreement             September 30, 2001 [Commission File No. 0-1052]
          between Millipore and Metropolitan Life
          Insurance Company
          Form of letter agreement with directors relating Form 10-K Report for the year ended December 31, to the deferral of directors fees and conversion 1998 [Commission File No. 0-1052]
          into phantom stock units*
          1989 Stock Option Plan for Non-Employee          Form 10-K Report for the year ended December 31,
          Directors*                                       1998 [Commission File No. 0-1052]
          Standard Executive Termination Agreement, as     Form 10-K Report for the year ended December 31,
          amended*                                         1999 [Commission File No. 0-1052]
          1999 Stock Incentive Plan*                       Form 10-K Report for the year ended December 31,
                                                           1999 [Commission File No. 0-1052]
          1995 Employees' Stock Purchase Plan, as          Form 10-K Report for the year ended December 31,
          amended*                                         1999 [Commission File No. 0-1052]
          1999 Stock Option Plan for Non-Employee          Form 10-K Report for the year ended December 31,
          Directors*                                       1999 [Commission File No. 0-1052]
          2000 Deferred Compensation Plan for Senior       Form 10-K Report for the year ended December 31,
          Management*                                      2000 [Commission File No. 0-1052]
          Standard Deferred Compensation Agreement*        Form 10-K, Report for the year ended December
                                                           31, 2000 [Commission File No. 0-1052]
          Supplemental Savings and Retirement Plan for     Form 10-K Report for the year ended December 31,
          Key Salaried Employees of Millipore              2000 [Commission File No. 0-1052]
          Corporation, as amended*
          2000 Management Incentive Plan*                  Form 10-K Report for the year ended December 31,
                                                           2000 [Commission File No. 0-1052]
          Master Patent Assignment between Millipore       Form 10-Q for the quarter ended June 30, 2001
          and Mykrolis                                     [Commission File No. 0-1052]
          Master Patent License Agreement between          Form 10-Q for the quarter ended June 30, 2001
          Millipore and Mykrolis                           [Commission File No. 0-1052]
          Master Patent Grantback License Agreement        Form 10-Q for the quarter ended June 30, 2001
          between Millipore and Mykrolis                   [Commission File No. 0-1052]
          Master Trademark Assignment between              Form 10-Q for the quarter ended June 30, 2001
          Millipore and Mykrolis                           [Commission File No. 0-1052]

Reg. S-K
  Item
 601(b)                                                                Referenced Document on
Reference              Document Incorporated                          file with the Commission
--------- -------------------------------------------------           ------------------------
          Master Trademark License Agreement between        Form 10-Q for the quarter ended June 30, 2001
          Millipore and Mykrolis                            [Commission file No. 0-1052]
          Master Invention Disclosure Assignment            Form 10-Q for the quarter ended June 30, 2001
          between Millipore and Mykrolis                    [Commission File No. 0-1052]
          Master Trade Secret and Know-How Agreement        Form 10-Q for the quarter ended June 30, 2001
          between Millipore and Mykrolis                    [Commission File No. 0-1052]
          Tax Sharing Agreement between Millipore and       Form 10-Q for the quarter ended June 30, 2001
          Mykrolis                                          [Commission File No. 0-1052]
          Employee Matters Agreement between                Form 10-Q for the quarter ended June 30, 2001
          Millipore and Mykrolis                            [Commission File No. 0-1052]
          Master Transitional Services Agreement            Form 10-Q for the quarter ended June 30, 2001
          between Millipore and Mykrolis                    [Commission File No. 0-1052]
          Reorganization of Operations Outside the U.S.     Form 10-Q for the quarter ended June 30, 2001
                                                            [Commission File No. 0-1052]
          Membrane Manufacture and Supply Agreement         Form 10-Q for the quarter ended June 30, 2001
          between Millipore and Mykrolis                    [Commission File No. 0-1052]
          Research Agreement between Millipore and          Form 10-Q for the quarter ended June 30, 2001
          Mykrolis                                          [Commission File No. 0-1052]
          Product Distribution Agreement between            Form 10-Q for the quarter ended June 30, 2001
          Millipore and Mykrolis                            [Commission File No. 0-1052]
          Millipore Contract Manufacturing Agreement        Form 10-Q for the quarter ended June 30, 2001
                                                            [Commission File No. 0-1052]
          Mykrolis Contract Manufacturing Agreement         Form 10-Q for the quarter ended June 30, 2001
                                                            [Commission File No. 0-1052]
          Form of Mykrolis Separation Note                  Form 10-Q for the quarter ended June 30, 2001
                                                            [Commission File No. 0-1052]
          Separation Revolving Credit Agreement             Form 10-Q for the quarter ended June 30, 2001
          between Millipore and Mykrolis                    [Commission File No. 0-1052]
          Credit Agreement between Millipore and certain    Form 10-Q for the quarter ended September 30,
          of its subsidiaries, Bank of America, N.A., and   2001 [Commission File No. 0-1052]
          certain other lending and arranging institutions,
          dated October 5, 2001
          Lender Joinder Agreement between Millipore        Form 10-Q for the quarter ended September 30,
          and certain of its subsidiaries, Bank of America, 2001 [Commission File No. 0-1052]
          N.A., and PB Capital Corporation, dated
          October 23, 2001

--------
+ Millipore Corporation agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.
* A "management contract or compensatory plan"

  B. The following exhibits are filed herewith:

Reg. S-K
  Item
 601(b)
Reference                                   Documents Filed Herewith
--------- ---------------------------------------------------------------------------------------------
  (10)    Amendment No. 1, dated March 31, 2001, to 2000 Deferred Compensation Plan for Senior
          Management *
          Amendment, dated March 31, 2001, to Supplemental Savings and Retirement Plan for key salaried
          Employees of Millipore Corporation *
  (21)    Subsidiaries of Millipore
  (23)    Consent of Independent Accountants relating to the incorporation of their report on the
          Consolidated Financial Statements into Company's Securities Act Registration Nos. 2-72124,
          2-85698, 2-97280, 33-37319, 33-37323, 33-11790, 33-55613, 33-59005, 33-10801, 333-79227,
          333-90127 and 333-30918 on Form S-8, Securities Act Registration Nos. 2-84252, 33-9706,
          33-22196, 33-47213, 333-23025 and 333-80781 on Form S-3, and Securities Act Registration
          No. 33-58117 and 33-48960 on Form S-4
  (24)    Power of Attorney

--------
* A "management contract or compensatory plan"

   (b) Reports on Form 8-K.

   No reports on Form 8-K have been filed by Registrant during the last quarter of the fiscal year ended December 31, 2001.

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

                                          MILLIPORE CORPORATION

Dated: March 8, 2002

                                               By:       /S/ JEFFREY RUDIN
                                                   -----------------------------
                                                   Jeffrey Rudin, Vice President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

          Signature                       Title                 Date
          ---------                       -----                 ----
    /S/ C. WILLIAM ZADEL      Chairman of the Board of      March 8, 2002
-----------------------------   Directors
      C. William Zadel
    /S/ FRANCIS J. LUNGER                                   March 8, 2002
----------------------------- President, Chief Executive
      Francis J. Lunger         Officer, and Director
    /S/ KATHLEEN B. ALLEN                                   March 8, 2002
----------------------------- Vice President, Chief
      Kathleen B. Allen         Financial Officer
    /S/ DONALD B. MELSON                                    March 8, 2002
----------------------------- Corporate Controller (Chief
      Donald B. Melson          Accounting Officer)
     /S/ DANIEL BELLUS*       Director                      March 8, 2002
-----------------------------
        Daniel Bellus
    /S/ ROBERT C. BISHOP*     Director                      March 8, 2002
-----------------------------
      Robert C. Bishop
  /S/ MAUREEN A. HENDRICKS*   Director                      March 8, 2002
-----------------------------
    Maureen A. Hendricks
      /S/ MARK HOFFMAN*       Director                      March 8, 2002
-----------------------------
        Mark Hoffman
    /S/ RICHARD J. LANE*      Director                      March 8, 2002
-----------------------------
       Richard J. Lane
      /S/ JOHN F. RENO*       Director                      March 8, 2002
-----------------------------
        John F. Reno
   /S/ EDWARD M. SCOLNICK*    Director                      March 8, 2002
-----------------------------
     Edward M. Scolnick

*By:     /S/ JEFFREY RUDIN
     -------------------------
          Jeffrey Rudin,
         Attorney-in-Fact

                             MILLIPORE CORPORATION

             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.............. 31
Consolidated Balance Sheets at December 31, 2001 and 2000........................................... 32
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999 33
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.......... 34
Notes to Consolidated Financial Statements.......................................................... 35
Report of Independent Accountants................................................................... 57
Quarterly Results (Unaudited)....................................................................... 58

                             MILLIPORE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        Year ended December 31
                                                                 ------------------------------------
                                                                    2001          2000        1999
                                                                  --------      --------    --------
                                                                (In thousands, except per share data)
Net sales....................................................... $656,898      $600,161    $566,295
Cost of sales...................................................  291,219       266,227     252,940
                                                                  --------      --------    --------
       Gross profit.............................................  365,679       333,934     313,355
Selling, general and administrative expenses....................  200,757       190,556     186,389
Research and development expenses...............................   45,816        40,580      34,443
Restructuring and other items...................................   17,962           320      (3,979)
                                                                  --------      --------    --------
       Operating income.........................................  101,144       102,478      96,502
Net gain on sale of equity securities...........................       --         7,151          --
Interest income.................................................    2,591         3,486       3,025
Interest expense................................................  (25,336)      (26,922)    (30,155)
                                                                  --------      --------    --------
Income before income taxes......................................   78,399        86,193      69,372
Provision for income taxes......................................   14,913        20,108      15,125
                                                                  --------      --------    --------
Income from continuing operations...............................   63,486        66,085      54,247
                                                                  --------      --------    --------
(Loss) income from discontinued operations, net of taxes........   (6,736)       53,109      10,081
Loss on disposal of discontinued operations, net of taxes.......  (24,400)           --          --
                                                                  --------      --------    --------
   Total discontinued operations................................  (31,136)       53,109      10,081
                                                                  --------      --------    --------
Extraordinary loss on early extinguishment of debt, net of taxes   (1,233)           --          --
                                                                  --------      --------    --------
Net income...................................................... $ 31,117      $119,194    $ 64,328
                                                                  ========      ========    ========
Basic income (loss) per share:..................................
   Continuing operations........................................ $   1.35      $   1.44    $   1.21
   Discontinued operations......................................    (0.66)         1.16        0.23
   Extraordinary item...........................................    (0.03)           --          --
                                                                  --------      --------    --------
   Net income................................................... $   0.66      $   2.60    $   1.44
                                                                  ========      ========    ========
Diluted income (loss) per share:................................
   Continuing operations........................................ $   1.32      $   1.40    $   1.20
   Discontinued operations......................................    (0.65)         1.13        0.22
   Extraordinary item...........................................    (0.02)           --          --
                                                                  --------      --------    --------
   Net income................................................... $   0.65      $   2.53    $   1.42
                                                                  ========      ========    ========
Weighted average shares outstanding:............................
   Basic........................................................   47,100        45,803      44,731
   Diluted......................................................   48,060        47,039      45,274

   The accompanying notes are an integral part of the consolidated financial statements

                             MILLIPORE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                           December 31
                                                                                      --------------------
                                                                                        2001       2000
                                                                                      ---------  ---------
                                                                                         (In thousands)
                                       ASSETS
Current assets:
   Cash and cash equivalents......................................................... $  62,450  $  55,186
   Cash held as collateral...........................................................        --      3,212
   Accounts receivable (less allowance for doubtful accounts of $3,106 in 2001 and
     $2,833 in 2000).................................................................   152,108    137,035
   Inventories.......................................................................    84,415     84,051
   Deferred income taxes.............................................................     8,509     13,077
   Other current assets..............................................................     4,513      5,214
                                                                                      ---------  ---------
       Total current assets..........................................................   311,995    297,775
Property, plant and equipment, net...................................................   200,330    159,820
Deferred income taxes................................................................    82,622     71,283
Intangible assets (less accumulated amortization of $15,932 in 2001 and $11,816 in
  2000)..............................................................................    29,991     30,993
Other assets.........................................................................    11,674     11,438
Net assets of discontinued operations................................................   279,155    248,790
                                                                                      ---------  ---------
       Total assets.................................................................. $ 915,767  $ 820,099
                                                                                      =========  =========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable..................................................................... $   1,958  $  52,544
   Accounts payable..................................................................    47,403     46,912
   Accrued compensation..............................................................    30,141     32,414
   Other accrued expenses............................................................    35,264     29,122
   Dividends payable.................................................................     5,266      5,319
   Accrued retirement plan contributions.............................................     7,741      8,244
   Accrued income taxes payable......................................................     6,546     20,137
                                                                                      ---------  ---------
       Total current liabilities.....................................................   134,319    194,692
Long-term debt.......................................................................   320,000    300,130
Other liabilities....................................................................    22,075     19,909
Commitments and contingent liabilities...............................................        --         --
Minority interest in discontinued operations.........................................    45,417         --
Shareholders' equity:
   Common stock, par value $1.00 per share, 120,000 shares authorized; 56,988
     shares issued as of December 31, 2001 and 2000..................................    56,988     56,988
   Additional paid-in capital........................................................    88,584     31,370
   Retained earnings.................................................................   600,479    585,971
   Unearned compensation.............................................................    (2,785)    (4,490)
   Accumulated other comprehensive loss..............................................   (83,457)   (55,791)
                                                                                      ---------  ---------
                                                                                        659,809    614,048
   Less: Treasury stock at cost, 9,112 and 10,594 shares as of December 31, 2001 and
     2000, respectively..............................................................  (265,853)  (308,680)
                                                                                      ---------  ---------
       Total shareholders' equity....................................................   393,956    305,368
                                                                                      ---------  ---------
Total liabilities and shareholders' equity........................................... $ 915,767  $ 820,099
                                                                                      =========  =========

   The accompanying notes are an integral part of the consolidated financial statements

                             MILLIPORE CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 Years Ended December 31, 2001, 2000 and 1999
                     (In thousands, except per share data)

                                              Common                                              Accumulated Other
                                              Stock                                          Comprehensive Income (Loss)
                                          --------------                                -------------------------------------
                                                                                        Unrealized
                                                         Additional           Unearned     Gain
                                                   Par    Paid-In   Retained  Compen-   (Loss) on   Translation
                                          Shares  Value   Capital   Earnings   sation   Securities  Adjustments     Total
                                          ------ ------- ---------- --------- --------  ----------  -----------  ------------
Balance at December 31, 1998............. 56,988 $56,988    $11,780  $472,746 $(3,117)      $(158)    $(27,510)     $(27,668)
Comprehensive income:
Net income...............................                              64,328
Unrealized holding gains arising during
 period, net of tax of $325..............                                                    1,221
Less: reclassification adjustment for
 gains realized in net income, net of tax
 of $63..................................                                                     (238)
                                                                                           -------
Net unrealized gains on securities
 available for sale, net of tax of $262..                                                      983                        983
Translation adjustments..................                                                               (15,607)      (15,607)

Total comprehensive income...............
Cash dividends declared, $0.44 per share.                            (19,736)
Stock issued under stock plans...........                             (3,189)   (2,144)
Amortization of unearned compensation....                                        1,220
Shares issued to pooled company..........                   4,763    (22,720)
U.S. tax benefit from stock plan activity                   1,729
                                          ------ -------  -------   --------- --------     -------  -----------  ------------
Balance at December 31, 1999............. 56,988  56,988   18,272     491,429   (4,041)        825      (43,117)      (42,292)
Comprehensive income:....................
Net income...............................                             119,194
Unrealized holding gains arising during
 period, net of tax of $1,884............                                                    6,681
Less: reclassification adjustment for
 gains realized in net income, net of tax
 of $1,661...............................                                                   (5,890)
                                                                                           -------
Net unrealized gains on securities
 available for sale, net of tax of $223..                                                      791                        791
Translation adjustments..................                                                               (14,290)      (14,290)

Total comprehensive income...............
Cash dividends declared, $0.44 per
  share..................................                            (20,321)
Stock issued under stock plans...........                     824     (4,331)   (3,041)
Amortization of unearned compensation....                                        2,592
U.S. tax benefit from stock plan activity                  12,274
                                          ------ -------   -----    --------- --------     -------  -----------  ------------
Balance at December 31, 2000............. 56,988 $56,988  $31,370    $585,971 $ (4,490)    $ 1,616  $   (57,407) $    (55,791)
Comprehensive income:
Net income...............................                              31,117
Net unrealized losses on securities
 available for sale, net of tax of $651..                                                   (1,209)                    (1,209)
Impact of adopting SFAS No. 133..........                                                                (5,100)       (5,100)
Change in value of foreign currency
 interest rate swaps designated as
 hedges..................................                                                                 5,900         5,900
Translation adjustments..................                                                               (27,257)      (27,257)

Total comprehensive income...............
Cash dividends declared, $0.44 per
 share...................................                            (20,856)
Stock issued under stock plans...........                   5,096       4,247
Amortization of unearned compensation....                                        1,705
U.S. tax benefit from stock plan activity                  10,159
Gain on sale of Mykrolis Corporation
 stock...................................                  41,959
                                          ------ -------  -------   --------- --------     -------  -----------  ------------
Balance at December 31, 2001............. 56,988 $56,988  $88,584    $600,479 $ (2,785)    $   407  $   (83,864) $    (83,457)
                                          ====== =======  =======   ========= ========     =======  ===========  ============

                                                                               Total
                                                                           Shareholders'
                                                  Treasury Stock              Equity
                                          -----------------------------    -------------



                                           Shares          Cost
                                          -------- --------------------
Balance at December 31, 1998............. (12,921)           $(376,938)         $133,791
Comprehensive income:
Net income...............................                                       64,328
Unrealized holding gains arising during
 period, net of tax of $325..............
Less: reclassification adjustment for
 gains realized in net income, net of tax
 of $63..................................

Net unrealized gains on securities
 available for sale, net of tax of $262..                                          983
Translation adjustments..................                                     (15,607)
                                                                              --------
Total comprehensive income...............                                       49,704
Cash dividends declared, $0.44 per share.                                     (19,736)
Stock issued under stock plans...........     467                13,516          8,183
Amortization of unearned compensation....                                        1,220
Shares issued to pooled company..........     660                19,917          1,960
U.S. tax benefit from stock plan activity                                        1,729
                                          -------  --------------------     ----------
Balance at December 31, 1999............. (11,794)             (343,505)       176,851
Comprehensive income:....................
Net income...............................                                      119,194
Unrealized holding gains arising during
 period, net of tax of $1,884............
Less: reclassification adjustment for
 gains realized in net income, net of tax
 of $1,661...............................

Net unrealized gains on securities
 available for sale, net of tax of $223..                                          791
Translation adjustments..................                                     (14,290)
                                                                              --------
Total comprehensive income...............                                      105,695
Cash dividends declared, $0.44 per
  share..................................                                     (20,321)
Stock issued under stock plans...........   1,200                34,825         28,277
Amortization of unearned compensation....                                        2,592
U.S. tax benefit from stock plan activity                                       12,274
                                          -------  --------------------     ----------
Balance at December 31, 2000............. (10,594) $           (308,680)      $305,368
Comprehensive income:
Net income...............................                                       31,117
Net unrealized losses on securities
 available for sale, net of tax of $651..                                      (1,209)
Impact of adopting SFAS No. 133..........                                      (5,100)
Change in value of foreign currency
 interest rate swaps designated as
 hedges..................................                                        5,900
Translation adjustments..................                                     (27,257)
                                                                              --------
Total comprehensive income...............                                        3,451
Cash dividends declared, $0.44 per
 share...................................                                     (20,856)
Stock issued under stock plans...........   1,482                42,827         52,170
Amortization of unearned compensation....                                        1,705
U.S. tax benefit from stock plan activity                                       10,159
Gain on sale of Mykrolis Corporation
 stock...................................                                       41,959
                                          -------  --------------------     ----------
Balance at December 31, 2001.............  (9,112) $           (265,853)      $393,956
                                          =======  ====================     ==========

   The accompanying notes are an integral part of the consolidated financial statements

                             MILLIPORE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year ended December 31
                                                                        ----------------------------
                                                                          2001      2000      1999
                                                                        --------  --------  --------

                                                                               (In thousands)
Cash Flows from operating activities:
 Net income............................................................ $ 31,117  $119,194  $ 64,328
 Less: (Loss) income from discontinued operations......................   (6,736)   53,109    10,081
      Loss on disposal of discontinued operations......................  (24,400)       --        --
                                                                        --------  --------  --------
 Income from continuing operations.....................................   62,253    66,085    54,247
 Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
   Extraordinary loss on early extinguishment of debt..................    1,899        --        --
   Restructuring and other items.......................................   17,962    (1,180)   (3,979)
   Net gain on sale of equity securities...............................       --    (7,151)       --
   Depreciation and amortization.......................................   30,744    30,536    29,952
   Deferred income tax provision.......................................    1,404       803     4,712
   Change in operating assets and liabilities:.........................
     (Increase) in accounts receivable.................................  (23,371)  (12,040)  (14,860)
     (Increase) decrease in inventories................................   (4,347)  (18,823)    6,288
     (Increase) decrease in other current assets.......................     (847)    1,682      (419)
     Decrease (increase) in other assets...............................      377      (802)   (2,922)
     Increase in accounts payable......................................    1,229     3,881    36,281
     (Decrease) increase in accrued expenses...........................  (12,156)    7,183   (13,451)
     Increase in accrued retirement plan contributions.................    1,510       794       664
     (Decrease) increase in accrued income taxes.......................  (17,528)   11,976     1,335
     Other.............................................................    2,740     2,354     3,164
                                                                        --------  --------  --------
       Net cash provided by operating activities.......................   61,869    85,298   101,012
                                                                        --------  --------  --------
Cash Flows from investing activities:
 Additions to property, plant and equipment............................  (72,264)  (36,418)  (27,065)
 Additions to intangible assets........................................   (1,705)       --    (1,202)
 Proceeds from sale of property........................................       --     8,808        --
 Proceeds from sale of securities......................................       --     7,498     9,500
                                                                        --------  --------  --------
       Net cash used in investing activities...........................  (73,969)  (20,112)  (18,767)
                                                                        --------  --------  --------
Cash Flows from financing activities:
 Proceeds from issuance of treasury stock under stock plans............   49,807    28,012     8,574
 Net change in short-term debt.........................................  (30,586)  (63,101)  (55,695)
 Changes in cash held as collateral....................................    3,212    15,428   (18,640)
 Debt refinancing fees.................................................   (3,462)       --        --
 Dividends paid........................................................  (20,687)  (20,193)  (19,614)
                                                                        --------  --------  --------
       Net cash used in financing activities...........................   (1,716)  (39,854)  (85,375)
                                                                        --------  --------  --------
Effect of foreign exchange rates on cash and cash equivalents..........   (4,804)     (340)     (314)
                                                                        --------  --------  --------
Net cash (used) provided by continuing operations......................  (18,620)   24,992    (3,444)
Net cash provided (used) by discontinued operations....................   25,884    (2,226)     (159)
                                                                        --------  --------  --------
Net increase (decrease) in cash and cash equivalents...................    7,264    22,766    (3,603)
Cash and cash equivalents on January 1.................................   55,186    32,420    36,023
                                                                        --------  --------  --------
Cash and cash equivalents on December 31............................... $ 62,450  $ 55,186  $ 32,420
                                                                        ========  ========  ========

   The accompanying notes are an integral part of the consolidated financial statements

                             MILLIPORE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands except per share data)

1.  Summary of Significant Accounting Policies

  Description of Operations

   Millipore Corporation is a multinational bioscience company that provides technologies, tools and services for the discovery, development and production of new therapeutic drugs. The Company's products principally serve the worldwide life science research, biotechnology and pharmaceutical industries. Millipore's products are based on a variety of enabling technologies, including the Company's membrane filtration and chromatography technologies. In life science research, Millipore offers products for genomics, proteomics, drug discovery and general laboratory applications. For the biotechnology and pharmaceutical industries, Millipore offers products for development, scale-up, production and quality assurance of therapeutics, as well as validation services.

  Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 2 for a discussion of the Mykrolis initial public offering and spin-off transactions.

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

  Cash Held as Collateral

   The Company had been required to provide cash collateralization on one of its Yen-denominated debt swap agreements. During the first quarter of 2001, the swap agreements were terminated and, therefore, the Company is no longer required to provide any cash collateralization.

  Allowance for Doubtful Accounts

   Millipore maintains allowances for doubtful accounts for specifically identified estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

                             MILLIPORE CORPORATION

                     (In thousands except per share data)


  Inventories

   The Company values its inventories at actual cost on a first-in, first-out
(FIFO) basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about historic usage, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

   The Company capitalizes internal use software development costs. These costs, which are included in Production and Other Equipment, are amortized on a straight-line basis over the estimated useful lives of the related software, generally three years.

   The estimated useful lives of the Company's depreciable assets are as follows:

Leasehold Improvements........ The shorter of the life of the improvement or the life of the lease
Buildings and Improvements.... 10-40 years
Production and Other Equipment 3-15 years

  Intangible Assets

   Intangible assets, primarily acquired through the acquisition of the Amicon Separation Science Business in 1996, consist primarily of patented and unpatented technology, trade names and licenses. The assets are recorded at cost and amortized on a straight-line basis over periods ranging from 3 to 20 years. On a periodic basis, the value of the intangible assets is reviewed to determine if impairment has taken place due to changed business conditions or technological obsolescence. The amount of such impairment, if any, is computed by comparing the discounted future cash flows associated with the underlying intangible asset to the then current net book value. If an impairment exists, the net book value of the intangible asset is reduced accordingly.

  Marketable Securities

   The Company's investments in equity securities are categorized as available-for-sale as defined by Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Equity securities are included in Other Assets in the accompanying consolidated balance sheets and are recorded at fair value. The cost of each investment is determined primarily on a specific identification method. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of accumulated other comprehensive income (loss). As of December 31, 2001, marketable securities had a fair value of $1,277 and a cost of $1,149. The fair value of these securities reflects unrealized holding gains of $653 and unrealized holding losses of $525 at December 31, 2001.

  Financial Instruments

   The Company had entered into U.S. dollar to Japanese Yen debt swap agreements and had entered into foreign exchange option contracts to manage interest and foreign currency exchange rate exposures. The swap

                             MILLIPORE CORPORATION

                     (In thousands except per share data)

agreements were terminated during the first quarter of 2001. The cash differential paid or received under the interest rate component of the debt swap agreements were accrued and recognized as an adjustment to interest expense. Net amounts receivable or payable to counterparties were included in long-term debt. Cash flows related to the interest rate swap were classified as part of operating activities in the consolidated statement of cash flows consistent with the interest payments on the underlying debt. The U.S. dollar to Japanese Yen swap was designated as a hedge of the Company's net investment exposure. Unrealized gains and losses were recorded as an adjustment of the underlying long-term debt and the cumulative translation adjustments in shareholders' equity. In addition to the swaps, the Company from time to time uses other various derivative financial instruments, including options and forward contracts to hedge certain foreign currency and interest rate exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. At December 31, 2001, the Company did not have any derivative financial instruments. The Company does not hold or issue derivative financial instruments for trading purposes.

  Income Taxes

   Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. With respect to the unremitted earnings of the Company's foreign and Puerto Rican subsidiaries, deferred taxes are provided only on amounts expected to be repatriated. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

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

                             MILLIPORE CORPORATION

                     (In thousands except per share data)


  Concentration of Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

   The Company places its temporary cash and cash equivalents with high credit qualified financial institutions, and, by policy, limits the amount of credit exposure to any one financial institution.

   Concentrations of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base, and their dispersion across different geographies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

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

  Reclassifications

   Certain reclassifications have been made to prior years' financial statements to conform with the 2001 presentation.

  New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS
No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company as required in the first quarter of fiscal year 2002. The adoption of SFAS No. 142 is not expected to have a significant impact on the Company's consolidated financial statements.

   In October 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. In addition, the standard eliminates the requirement to accrue for losses through the estimated date of disposal of a business. The provisions of this standard do not apply to the Company's disposal of Mykrolis Corporation in the second quarter of 2001. The adoption of SFAS No. 144 is not expected to have a significant impact on the Company's consolidated financial statements.

  Adoption of New Accounting Pronouncement

   Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. SFAS No. 133 establishes accounting and reporting

                             MILLIPORE CORPORATION

                     (In thousands except per share data)

standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met.

   With respect to all derivative instruments, SFAS No. 133 requires that companies, upon adoption of the new standard, record an adjustment for the difference between a derivative's previous carrying amount and its current fair market value as a transition adjustment. At December 31, 2000, the Company was a party to U.S. dollar to Japanese Yen foreign currency fixed rate-to-fixed rate interest rate swap agreements, which were designated as a hedge of the Company's net investment exposure in its Japanese subsidiary. On January 1, 2001, the Company recorded a net derivative liability transition adjustment of $5,100, which was the difference between the Company's carrying value and the fair value of this derivative. This transition adjustment was recorded as a cumulative-effect type adjustment to other comprehensive income. During the first quarter of 2001, the swap agreements were terminated and a gain of $800 was realized and recorded in other comprehensive income. In addition, the Company is no longer required to provide any cash collateralization which had previously been required as part of one its swap agreements.

2.   Discontinued Operations

   On October 3, 2000, the Company announced its plans, subject to certain conditions, to separate into two distinct companies by making its Microelectronics business segment an independent, publicly traded company. In accordance with these plans, the Microelectronics business segment was separated into a wholly owned Millipore subsidiary named Mykrolis Corporation ("Mykrolis") on March 31, 2001 (the "Separation Date").

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

   On August 9, 2001, Mykrolis completed an initial public offering (the "Mykrolis IPO") of 7,000 of its common shares at a price of $15.00 per share. Net proceeds from the Mykrolis IPO, after deducting the underwriting discount, commissions and other direct costs, were approximately $94,076. Of that amount, Mykrolis paid $19,100 to the Company as a repayment of amounts outstanding under the separation agreements between the two companies. No additional Mykrolis shares were purchased pursuant to the underwriters' overallotment option provided for as part of the Mykrolis IPO. Prior to the Mykrolis IPO, the Company's ownership in Mykrolis' outstanding common shares was 100%, and at December 31, 2001 the Company's ownership in Mykrolis' outstanding common shares was approximately 82%. As a result of the planned distribution of Mykrolis common shares to Millipore shareholders, the Company recorded an increase to additional paid-in capital for the gain on its investment in Mykrolis of $41,959.

   Loss on disposal of discontinued operations of $24,400 ($35,100 pre-tax) recorded in the second quarter of 2001 included estimated future operating losses of $18,600 for Mykrolis from July 1, 2001 through the planned disposition date in the first quarter of 2002 and disposition expenses of $5,800. In the third quarter of 2001, the Company revised the $24,400 estimated loss on disposal of discontinued operations. The pre-tax revision included an $8,700 increase in the estimated future operating losses for Mykrolis through the planned disposition

                             MILLIPORE CORPORATION

                     (In thousands except per share data)

date offset by reduced disposition expenses of $2,000 and a $6,700 reduction to adjust for the 17.7 percent minority interest share of forecasted operating losses through the disposition date resulting from the Mykrolis IPO in the third quarter.

   Losses for Mykrolis in the second half of 2001, of $17,732 were charged against the reserve for estimated losses. Included in the operating results of the discontinued business was a $4,922 restructuring charge taken in response to the prolonged duration and severity of the current semiconductor industry downturn.

   On February 27, 2002 (the "Distribution Date") the Company distributed its remaining ownership interest in Mykrolis common stock as a dividend to its shareholders of record as of February 13, 2002. At that date, the net assets of discontinued operations less minority interest will be recorded as a reduction to shareholders' equity.

   The summary of operating results from discontinued operations is as follows:

                                                                  2001      2000     1999
                                                                --------  -------- --------
Net sales...................................................... $214,228  $355,924 $207,117
Gross margin...................................................   77,198   179,701   99,664
                                                                ========  ======== ========
(Loss) income from discontinued operations, before income taxes $(10,729) $ 67,474 $ 12,978
(Benefit) provision for income taxes...........................   (3,993)   14,365    2,897
                                                                --------  -------- --------
(Loss) income from discontinued operations, net of taxes.......   (6,736)   53,109   10,081
Loss on disposal of discontinued operations, net of taxes......  (24,400)       --       --
                                                                --------  -------- --------
Total discontinued operations, net of taxes.................... $(31,136) $ 53,109 $ 10,081
                                                                ========  ======== ========

   Net assets of discontinued operations at December 31 consisted of the following:

                                                   2001      2000
                                                 --------  --------
           Current assets....................... $178,082  $157,880
           Non-current assets...................  139,546   145,736
           Current liabilities..................  (28,360)  (39,955)
           Non current liabilities..............  (10,113)  (14,871)
                                                 --------  --------
           Net assets of discontinued operations $279,155  $248,790
                                                 ========  ========

   Current assets include cash and cash equivalents, accounts receivable and inventory. Non-current assets include property, plant and equipment, deferred income taxes, intangible assets and other assets. Current liabilities consist of accounts payable, income taxes payable, accrued expenses and amounts due to Millipore. Non-current liabilities consist principally of pension obligations.

   As part of the separation of Mykrolis from Millipore, the two companies entered into a number of agreements covering a range of issues relating to the separation, including transitional services, intellectual property rights, product manufacturing and supply, research and development services and employee matters (see note 16).

3.  Restructuring Programs and Other Items

   In the first quarter of 2001, a restructuring program was initiated to reorganize the Company. The program included reducing, consolidating and outsourcing of certain manufacturing operations, centralization of European

                             MILLIPORE CORPORATION

                     (In thousands except per share data)

shared services (including order processing, cash collections and cash applications processes) and streamlining certain corporate shared services and divisional overhead functions to serve a smaller organization.

   These initiatives included a $16,504 restructuring charge and $1,458 of fixed asset write-offs for assets that are no longer in use. The restructuring charge included $15,432 of employee severance costs and $1,072 of lease cancellation costs. The severance costs included non-cash stock-based compensation expense related to changes in stock awards. Approximately 215 positions will be eliminated and the affected employees were notified by March 31, 2001. Certain of these employees will continue in their existing positions for a limited period with their related salary costs charged to operations as incurred. The Company anticipates that the restructuring program will be substantially completed by the second half of 2002. Under the terms of the severance agreements, the Company expects to pay severance and associated benefits through 2002. Through December 31, 2001, approximately 160 employees have left the Company.

   The following is a summary of the 2001 restructuring program reserve balances at December 31, 2001 which are included in accrued expenses:

                                                      Stock Based   Balance at
                          Restructuring     Cash      Compensation December 31,
                             Charge     Disbursements   Expense        2001
                          ------------- ------------- ------------ ------------
Employee severance costs.    $15,432       $8,571        $2,221       $4,640
Leasehold and other costs      1,072          382            --          690
                             -------       ------        ------       ------
Total....................    $16,504       $8,953        $2,221       $5,330
                             =======       ======        ======       ======

   In 1998, the Company recorded a restructuring charge related to the streamlining of its operations. In 1999, the Company reevaluated the accrual for the 1998 restructuring program and reversed $3,979 of the remaining balance. The reversal reflected a lower estimate for employee severance and lease cancellation costs. In 2000, the Company reversed an additional $1,180 in restructuring reserves primarily related to additional proceeds from the sale of facilities. The final cash payments, consisting primarily of lease termination costs, occurred in the third quarter of 2001. As of December 31, 2001, the 1998 restructuring program has been completed. Of the planned 160 employees, all left the Company pursuant to this initiative.

   Following is a summary of the 1998 restructuring charges and related reserve balances at December 31, 2001 and 2000:

                   Balance at                             Balance at                 Balance at
                  December 31,     Cash      Reversal of December 31,     Cash      December 31,
                      1999     Disbursements   Reserve       2000     Disbursements     2001
                  ------------ ------------- ----------- ------------ ------------- ------------
Employee
  severance costs    $3,209       $2,229       $   43       $  937       $  937         $--
Leasehold and
  other costs....     3,887        1,240        1,137        1,510        1,510          --
                     ------       ------       ------       ------       ------         ---
Total............    $7,096       $3,469       $1,180       $2,447       $2,447         $--
                     ======       ======       ======       ======       ======         ===

   In the third quarter of 2000, the Company agreed in principle to settle a patent lawsuit and recorded a charge of $1,500 for past royalties.

                             MILLIPORE CORPORATION

                     (In thousands except per share data)


4.  Acquisition

   On May 18, 1999, the Company acquired all outstanding shares of Bioprocessing Corporation Limited ("Bioprocessing") in exchange for 660 shares of Millipore common stock. The transaction was accounted for as a pooling-of-interests. The consolidated financial statements for prior periods were not restated because the addition of Bioprocessing did not have a material impact on the Company's results of operations and financial position.

5.  Basic and Diluted Earnings per Share

   The following table sets forth the computation of basic and diluted earnings per share for 2001, 2000 and 1999:

                                                                       2001      2000    1999
                                                                     --------  -------- -------
Numerator:
   Income from continuing operations, net of taxes.................. $ 63,486  $ 66,085 $54,247
   (Loss) income from discontinued operations, net of taxes.........  (31,136)   53,109  10,081
   Extraordinary loss on early extinguishment of debt, net of taxes.   (1,233)       --      --
                                                                     --------  -------- -------
   Net income....................................................... $ 31,117  $119,194 $64,328
                                                                     ========  ======== =======
Denominator:
   Basic weighted average shares outstanding........................   47,100    45,803  44,731
   Effect of dilutive securities-stock options and restricted stock.      960     1,236     543
                                                                     --------  -------- -------
   Diluted weighted average shares outstanding......................   48,060    47,039  45,274
                                                                     ========  ======== =======
Basic income (loss) per share:
   Continuing operations............................................ $   1.35  $   1.44 $  1.21
   Discontinued operations..........................................    (0.66)     1.16    0.23
   Extraordinary item...............................................    (0.03)       --      --
                                                                     --------  -------- -------
   Net income....................................................... $   0.66  $   2.60 $  1.44
                                                                     ========  ======== =======
Diluted income (loss) per share:
   Continuing operations............................................ $   1.32  $   1.40 $  1.20
   Discontinued operations..........................................    (0.65)     1.13    0.22
   Extraordinary item...............................................    (0.02)       --      --
                                                                     --------  -------- -------
   Net income....................................................... $   0.65  $   2.53 $  1.42
                                                                     ========  ======== =======

6.  Inventories

   Inventories at December 31, stated at the lower of first-in, first-out
(FIFO) cost or market, consisted of the following:

                                          2001    2000
                                         ------- -------
                        Raw materials... $28,531 $22,770
                        Work in process.  16,896  17,625
                        Finished goods..  38,988  43,656
                                         ------- -------
                                         $84,415 $84,051
                                         ======= =======

                             MILLIPORE CORPORATION

                     (In thousands except per share data)


7.  Property, Plant and Equipment

   Property, plant and equipment at December 31 consisted of the following:

                                                 2001     2000
                                               -------- --------
                Land.......................... $  7,381 $  4,784
                Leasehold improvements........    9,068    8,430
                Buildings and improvements....  130,127  104,580
                Production and other equipment  186,958  180,739
                Construction in progress......   24,166   24,335
                                               -------- --------
                                                357,700  322,868
                Less: accumulated depreciation  157,370  163,048
                                               -------- --------
                                               $200,330 $159,820
                                               ======== ========

   Depreciation expense for the years ended 2001, 2000 and 1999 was $25,136, $24,695 and $26,292 respectively.

8.  Notes Payable and Long-Term Debt

   On October 5, 2001, the Company entered into a five year unsecured revolving credit agreement which replaced its prior revolving credit agreement. The new revolving credit agreement, together with a Lender Joinder Agreement that the Company entered into on October 23, 2001, (together, the "Credit Agreement") allows for revolving loan borrowings of up to $250,000. Interest rates on individual borrowings under the Credit Agreement are made on terms not to exceed twelve months. Because of the Company's ability and intent to continuously refinance such borrowings under the Credit Agreement, $45,000 of short-term borrowings outstanding at December 31, 2001 and $100,000 due on notes payable with maturities within the next 12 months have been classified as long-term. Interest is payable on outstanding borrowings at a floating rate defined in the Credit Agreement as Eurocurrency rate plus a margin. The Credit Agreement also calls for a facility fee at a rate ranging from 0.25 to 0.625 percent of the available facility. The exact amount of the margin and the facility fee is dependent on the Company's debt rating. The Credit Agreement calls for the Company to maintain certain financial covenants in the areas of leverage ratios and interest coverage.

   On October 4, 2001, the Company amended the agreement governing its $100,000 7.23% note payable (the "Note Agreement"). The amended Note Agreement's financial covenants were modified and mirror the financial covenants under the Credit Agreement. At that time, the Company also prepaid $25,000 of the note and recorded an $1,899 ($1,233 after tax) extraordinary loss for the premium associated with the early redemption. The Company intends to use its excess borrowing capacity under the Credit Agreement to satisfy the $100,000 7.23% unsecured note due on April 1, 2002.

   Short-term borrowings and related lines of credit at December 31 are summarized as follows:

                                                            2001      2000
                                                          --------  --------
  Notes payable.......................................... $  1,958  $ 52,544
  Unused lines of credit................................. $213,042  $217,456
  Average amount outstanding at month-end during the year $ 49,486  $101,906
  Maximum amount outstanding at month-end during the year $ 78,000  $137,000
  Weighted average interest rate during the year.........      5.9%      7.5%
  Weighted average interest rate at year-end.............      4.9%      7.8%

                             MILLIPORE CORPORATION

                     (In thousands except per share data)


   Long-term debt at December 31 consisted of the following:

                                                                   2001      2000
                                                                 --------  --------
Credit agreement due in 2006.................................... $ 45,000  $     --
7.2% unsecured notes due in 2002................................  100,000   100,000
7.5% unsecured notes due in 2007................................  100,000   100,000
7.23% note payable due in 2004..................................   75,000   100,000
Unrealized loss on revaluation of Yen-denominated debt..........       --       130
                                                                 --------  --------
Long-term debt.................................................. $320,000  $300,130
                                                                 ========  ========
Weighted average interest rate, net of impact of swap agreements      7.0%      6.7%

   Interest on the 7.2% unsecured notes and the 7.5% unsecured notes is payable semi-annually in April and October. At December 31, 2001, these notes had a fair market value of $99,000 and $96,000, respectively.

   Interest on the 7.23% notes is payable semi-annually in March and September. As this note is not publicly traded, the fair value is not readily determinable. However, the Company believes that the above carrying values approximate fair value.

   At December 31, 2000, the Company was a party to two U.S. dollar to Japanese Yen foreign currency fixed rate-to-fixed rate interest rate swap agreements, which were designated as a hedge of the Company's net investment exposure in its Japanese subsidiary. On January 1, 2001, the Company recorded a net derivative liability transition adjustment of $5,100 which was the difference between the Company's carrying value and the fair value of this derivative. This transition adjustment was recorded as a cumulative-effect type adjustment to other comprehensive income. During the first quarter of 2001, the swap agreements were terminated and a gain of $800 was realized and recorded in other comprehensive income. In addition, the Company is no longer required to provide any cash collateralization which had previously been required as part of one of its swap agreements.

   The two Yen denominated swap agreements included a swap of $80,000 in debt service obligations for a Yen denominated obligation of 8,760,000 Yen, bearing interest at a rate of 4.49 percent and maturing in 2004 and a swap of $30,000 in debt service obligations for a Yen denominated obligation of 3,840,000 Yen, bearing interest at a rate of 1.39 percent and maturing in 2003. The effect of foreign currency exchange rate fluctuations resulting from the Yen swap agreements open at December 31, 2000 were included in translation adjustments.

   The Company capitalized interest costs associated with the construction of certain capital assets of $1,529 in 2001, $1,436 in 2000 and $1,121 in 1999.
Interest paid during 2001, 2000 and 1999 amounted to $26,662, $27,755 and $30,804 respectively.

                             MILLIPORE CORPORATION

                     (In thousands except per share data)


9.  Income Taxes

   The Company's provisions for income taxes attributable to income from continuing operations are summarized as follows:

                                                                      2001      2000      1999
                                                                     -------   -------   -------
Domestic and foreign income from continuing operations before income taxes:
   Domestic.....................................................    $29,904   $38,009   $27,945
   Foreign......................................................     48,495    48,184    41,427
                                                                     -------   -------   -------
   Income before income taxes...................................    $78,399   $86,193   $69,372
                                                                     =======   =======   =======
Domestic and foreign provision (benefit) for income taxes:
   Domestic.....................................................    $ 3,641   $ 7,702   $ 5,242
   Foreign......................................................     11,198    12,419    10,393
   State........................................................         74       (13)     (510)
                                                                     -------   -------   -------
                                                                    $14,913   $20,108   $15,125
                                                                     =======   =======   =======
Current and deferred provision for income taxes:
   Current......................................................    $13,509   $19,305   $10,413
   Deferred.....................................................      1,404       803     4,712
                                                                     -------   -------   -------
                                                                    $14,913   $20,108   $15,125
                                                                     =======   =======   =======

   A summary of the differences between the Company's worldwide effective tax rate for continuing operations and the United States statutory federal income tax rate is as follows:

                                                                      2001      2000      1999
                                                                     -------   -------   -------
U.S. statutory income tax rate.....................................    35.0%     35.0%     35.0%
Puerto Rico tax rate benefit.......................................    (5.2)     (6.3)     (8.5)
Ireland tax rate benefit...........................................    (8.6)     (7.5)     (9.5)
State income tax, net of federal income tax benefit................     0.1      (0.1)     (0.5)
Export sales benefit...............................................    (2.3)     (3.6)     (3.3)
Change in valuation allowance......................................      --       5.8       8.6
                                                                     -------   -------   -------
Effective tax rate.................................................    19.0%     23.3%     21.8%
                                                                     =======   =======   =======

   Tax exemptions relating to Puerto Rico and Ireland operations are effective through 2004 and 2010, respectively. Income taxes paid (net of refunds) during 2001, 2000 and 1999 were $24,295, $17,267, and $5,700, respectively.

   The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These earnings amounted to approximately $233,624 at December 31, 2001. If earnings of such foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of approximately $64,895 would have been required.

   At December 31, 2001, the Company has foreign tax credit carryforwards of approximately $39,969 that expire in the years 2002 through 2006. General business credit carryforwards of approximately $5,884 expire in the years 2002 through 2020. Net operating loss carryforwards of $71,424 expire through the year 2021. In

                             MILLIPORE CORPORATION

                     (In thousands except per share data)

addition, the Company has alternative minimum tax credit carryforwards of approximately $15,999, which can be carried forward indefinitely.

   Significant components of the Company's net deferred tax assets are as follows:

                                                                     2001      2000
                                                                   --------  --------
Intercompany and inventory related transactions................... $ 12,731  $ 13,115
Postretirement benefits other than pensions.......................    3,810     3,706
Tax credits (including foreign tax credits on unremitted earnings)   65,302    55,372
Net operating loss carryforwards..................................   24,999    27,490
Restructuring related costs.......................................    2,992     2,333
Amortization of intangible assets.................................    9,161     9,764
Depreciation......................................................   (3,399)   (1,863)
Other, net........................................................     (331)   (1,423)
                                                                   --------  --------
                                                                    115,265   108,494
Valuation allowance...............................................  (24,134)  (24,134)
                                                                   --------  --------
Net deferred tax asset............................................ $ 91,131  $ 84,360
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

10.  Legal Proceedings

   The Company currently is not a party to any material legal proceeding and the Company knows of no material legal proceeding contemplated by any governmental authority.

   On July 21, 1999, Amersham Pharmacia Biotech AB ("APB") (now known as Amersham Biosciences AB) of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB appealed this decision and, on July 5, 2001, the British Appeals Court affirmed the decision of the High Court. On February 13, 2002, the House of Lords rejected APB's request for leave to appeal the decision of the Appeals Court. The High Court also ruled that a discontinued product did infringe one of the APB patents. A hearing on damages has yet to be scheduled with respect to this matter. In any event, the outcome of this suit is not expected to have a material adverse effect on the Company's financial position, cash flows and results of operations.

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

                             MILLIPORE CORPORATION

                     (In thousands except per share data)

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

   The Company is also subject to a number of other claims and legal proceedings which, in the opinion of the Company's management, are incidental to the Company's normal business operations. In the opinion of the Company, although final settlement of these suits and claims may impact the Company's financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on the Company's financial position, cash flows and results of operations.

11.  Leases

   Operating lease agreements cover sales offices, manufacturing and warehouse space. These leases have expiration dates through 2009. Certain land and building leases contain renewal options for periods ranging from one to ten years and purchase options at fair market value. Rental expense was $6,213 in 2001, $4,683 in 2000 and $4,856 in 1999. At December 31, 2001 future minimum rents payable under noncancelable operating leases with initial terms exceeding one year were as follows:

                                2002..... $6,772
                                2003..... 5,244
                                2004..... 4,860
                                2005..... 4,654
                                2006..... 3,663
                                2007-2009 2,316

12.  Stock Plans

  Stock Incentive Plans

   The "1999 Stock Incentive Plan" (the "1999 Plan") provides for the issuance of stock options and restricted stock to key employees as incentive compensation. The 1999 Plan allows for the issuance of 4,000 shares of common stock of which a maximum of 250 shares can be issued as restricted stock. The exercise price of the stock options may not be less than the fair market value of the stock at the date of grant and the stock options must expire no later than 10 years from the date of grant. Stock options are no longer granted under any predecessor plans although 1,232 shares issued under such predecessor plans remain outstanding.

   The 1999 Plan provides that the restricted stock, which is awarded to key members of senior management at no cost to them, cannot be sold, assigned, transferred or pledged during a restriction period. The restriction

                             MILLIPORE CORPORATION

                     (In thousands except per share data)

period is normally four years but in some cases may be less and may be accelerated based on exceeding annual performance targets. In most instances, shares are subject to forfeiture should employment terminate during the restriction period. The restricted stock is recorded at its fair market value on the award date; the related deferred compensation is amortized to Selling, General and Administrative expenses over the restriction period. At the end of 2001, 2000 and 1999 104, 173 and 167 shares, respectively, were outstanding as restricted shares which includes restricted stock for Mykrolis employees in the amounts of 26, 60 and 53 at the end of 2001, 2000 and 1999, respectively.

  Non-Employee Director Stock Option Plan

   The 1999 Stock Option Plan for Non-Employee Directors (the "Directors Plan") allows for the issuance of 250 shares of common stock. Each newly elected eligible director is awarded a stock option to purchase 4 shares of common stock on the date of his or her first election. Following the initial grant, each director shall automatically be awarded options to purchase 2 shares of common stock for each subsequent year of service as a director. The exercise price of the stock options may not be less than the fair market value of the stock at the date of grant. At December 31, 2001, 56 options were outstanding.

  Employees' Stock Purchase Plan

   During 1999, the Company's Employees' Stock Purchase Plan ("ESPP") was amended to allow for the issuance of up to 1,300 shares of common stock. The amended plan allows eligible employees to purchase the stock at 85% of the lesser of the fair market value of the common stock on June 1, the beginning of the plan year, or the closing price at the end of each subsequent quarter. Each employee may purchase up to 10% (up to a maximum of $25) of eligible compensation.

   In 2001, 2000 and 1999, shares issued under the ESPP were 65, 90 and 51, respectively. As of December 31, 2001, 1,094 shares of Millipore common stock were available for sale to employees under the ESPP.

  Mykrolis spin-off

   On the Distribution Date, the Company distributed all of its remaining interest in Mykrolis through a stock dividend to Millipore stockholders of record on February 13, 2002. This distribution was made in the amount of
0.6768132 share of Mykrolis common stock for each outstanding share of Millipore common stock. The decrease in the intrinsic value of Millipore's stock plans attributed to the distribution of Mykrolis was restored in accordance with the methodology set forth in the FASB Interpretation No. 44 "Accounting for Certain transactions involving Stock Compensation". Accordingly, the number of Millipore employee options outstanding on the Distribution Date were increased and the exercise prices were correspondingly decreased to maintain the intrinsic value of the options on the Distribution Date. As of December 31, 2001, Mykrolis' employees held 553 unvested Millipore stock options. At the Distribution Date, Mykrolis employees held 536 unvested Millipore stock options, which were subsequently cancelled. The Mykrolis employees have 90 days from the Distribution Date to exercise their vested options.

                             MILLIPORE CORPORATION

                     (In thousands except per share data)


   The stock option table below is based on data as of December 31, 2001 and does not reflect the above mentioned changes.

   Stock option activity is presented as follows:

                                        2001                           2000                          1999
                           ------------------------------ ------------------------------ -----------------------------
                                                 Weighted                       Weighted                      Weighted
                                                 Average                        Average                       Average
                                                 Exercise                       Exercise                      Exercise
                           Shares  Option Price   Price   Shares  Option Price   Price   Shares Option Price   Price
                           ------  ------------- -------- ------  ------------- -------- ------ ------------- --------
Outstanding at January 1..  5,052  $13.81-$74.06  $36.45   4,826  $13.81-$48.13  $30.28  4,111  $13.81-$48.13  $28.08
Granted...................  1,702  $52.71-$60.96  $60.89   1,465  $46.06-$74.06  $46.73  1,231  $29.63-$37.13  $36.23
Exercised................. (1,436) $16.88-$49.38  $31.32  (1,079) $13.81-$43.50  $23.16   (349) $13.81-$37.63  $18.77
Canceled..................   (151) $16.88-$69.94  $38.08    (160) $17.31-$69.94  $33.92   (167) $16.88-$43.50  $35.48
                           ------  -------------  ------  ------  -------------  ------  -----  -------------  ------
Outstanding at December 31  5,167  $13.81-$74.06  $45.87   5,052  $13.81-$74.06  $36.45  4,826  $13.81-$48.13  $30.28
Exercisable at December 31  1,772                          2,212                         2,605

   The following table summarizes information about stock options at December 31, 2001:

Options Outstanding                                           Options Exercisable
------------------------------------------------------------- ----------------------------
                               Weighted
   Range of                Average Remaining Weighted Average             Weighted Average
Exercise Price Outstanding   Life in years    Exercise Price  Exercisable  Exercise Price
-------------- ----------- ----------------- ---------------- -----------  --------------
$13.81-$35.13     1,567            7              $31.32           910         $29.62
$35.63-$44.13       559            5              $38.97           552         $39.00
$46.06-$46.06     1,274            9              $46.06           291         $46.06
$47.06-$56.60        56            9              $52.51            11         $49.54
$60.96-$74.06     1,711           10              $61.12             8         $69.03
                  -----           --              ------         -----         ------
$13.81-$74.06     5,167            8              $45.87         1,772         $35.55

  Accounting for Stock Based Compensation

   The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and basic earnings per share would have been reduced by $11,582 or $0.24 per share in 2001, $7,104 or $0.15 per share in 2000 and
$5,174 or $0.11 per share in 1999. The weighted average fair value of options granted under the stock option plan was $27.37 in 2001, $20.11 in 2000 and $12.86 in 1999. The weighted average fair value of shares issued under the employee stock purchase plan was $16.37 in 2001, $11.33 in 2000 and $7.43 in 1999. The pro forma expense amounts assume that the fair value assigned to the option grants was amortized over the vesting period of the options, which is four years, while the fair value assigned to grants under the stock purchase plan is recognized in full at the date of grant.

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes model with the following assumptions in 2001, 2000 and 1999: expected life of five years and a dividend rate of zero in 2001 and $0.44 in 2000 and 1999, respectively. The expected volatility was 45% in 2001 and 2000, and 35% in 1999. The weighted average risk-free interest rate was 4.2% in 2001, 5.3% in 2000 and 6.2% in 1999.

  Non-Employee Director Deferred Compensation Agreements

   Non-Employee Directors may elect to defer their fees earned as Directors. The fees are converted to deferred compensation phantom stock units based on 100% of the fair market value of Millipore common stock

                             MILLIPORE CORPORATION

                     (In thousands except per share data)

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

13.  Employee Retirement Plans

  Participation and Savings Plan

   The Millipore Corporation Employees' Participation and Savings Plan ("Participation and Savings Plan"), maintained for the benefit of all U.S. employees, combines both a defined contribution plan ("Participation Plan") and an employee savings plan ("Savings Plan"). Contributions to the Participation Plan are allocated among the U.S. employees of the Company who have completed at least two years of continuous service on the basis of the compensation they received during the year for which the contribution is made. The Savings Plan allows employees to make certain tax-deferred voluntary contributions upon hire date, which the Company matches after 1 year of service with a 25% contribution (50% contribution for employees with 10 or more years of service). Total expense under the Participation and Savings Plan was $6,979 in 2001, $6,604 in 2000 and $5,785 in 1999.

   The Mykrolis employees within the Participation Plan elected between alternative options as to how their individual balances were treated in regards to distribution or roll over. The Savings Plan liabilities for Mykrolis employees were transferred to Mykrolis as of the Separation Date.

  Supplemental Savings and Retirement Plan for Key Salaried Employees

   The Company offers a Supplemental Savings and Retirement Plan for Key Salaried Employees (the "Supplemental Plan") to certain senior executives that allows certain salary deferral benefits that would otherwise be lost by reason of restrictions imposed by the Internal Revenue Code limiting the amount of compensation which may be deferred under tax-qualified plans. Total expense under the Supplemental Plan was $142 in 2001, $273 in 2000 and $1,028 in 1999. Any obligations or liabilities for Mykrolis employees were assumed by Mykrolis.

  Retirement Plans

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

   Prior to the Distribution Date, the U.S. employees of Mykrolis participated in Retirement Plan. Subsequent to the Distribution Date, the Mykrolis employees within the Retirement Plan will elect between alternative options as to how their individual balances, if any, were treated in regards to distribution or roll over.

   The actuarial method for funding purposes is the entry age normal method. The Company contributes annually to the Retirement Plan, subject to Internal Revenue Service and ERISA funding limitations. No contributions were required for 2001, 2000, and 1999. Plan assets are invested primarily in mutual funds and money market funds.

                             MILLIPORE CORPORATION

                     (In thousands except per share data)


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

                                               Pension Benefits   Other Benefits
                                               ---------------  ------------------
                                                2001     2000     2001      2000
                                               -------  ------  --------  --------
Change in benefit obligation:
Benefit obligation at beginning of year....... $ 9,571  $8,271  $  7,791  $  6,691
Service (benefit) cost........................    (321)   (231)      226       369
Interest cost.................................     697     706       434       522
Plan participants' contributions..............     150      50       175        70
Actuarial loss (gain).........................     701   1,667      (965)      539
Benefits paid.................................    (759)   (892)     (584)     (400)
                                               -------  ------  --------  --------
Benefit obligation at end of year............. $10,039  $9,571  $  7,077  $  7,791
                                               =======  ======  ========  ========
Change in plan assets:
Fair value of plan assets at beginning of year $ 9,114  $9,625  $     --  $     --
Actual return on plan assets..................     588     331        --        --
Company contributions.........................      52      --       409       330
Plan participant contribution.................     150      50       175        70
Benefits paid.................................    (759)   (892)     (584)     (400)
                                               -------  ------  --------  --------
Fair value of plan assets at end of year...... $ 9,145  $9,114  $     --  $     --
                                               =======  ======  ========  ========

Funded status................................. $  (894) $ (457) $ (7,077) $ (7,791)
Unrecognized net loss (gain)..................   4,551   4,003    (3,220)   (2,453)
Unrecognized prior service cost...............      41      67        --        --
Unrecognized net transition obligation........     (71)   (151)       --        --
                                               -------  ------  --------  --------
Prepaid (accrued) benefit cost................ $ 3,627  $3,462  $(10,297) $(10,244)
                                               =======  ======  ========  ========


                                                Pension Benefits  Other Benefits
                                                ---------------  ---------------
                                                2001  2000  1999 2001  2000  1999
                                                ----  ----  ---- ----  ----  ----
Weighted average assumptions as of December 31:
Discount rate.................................. 7.25% 7.50% 8.0% 7.25% 7.50% 8.0%
Expected return on plan assets.................  8.0%  8.0% 8.0%  N/A%  N/A% N/A%
Rate of compensation increase..................  5.0%  5.0% 5.0%  N/A%  N/A% N/A%

   For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to remain at this level.

                             MILLIPORE CORPORATION

                     (In thousands except per share data)


                                           Pension Benefits      Other Benefits
                                         -------------------  -------------------
                                         2001   2000   1999   2001   2000   1999
                                         -----  -----  -----  -----  -----  -----
Components of net periodic benefit cost:
 Service (benefit) cost................. $(321) $(231) $  62  $ 226  $ 369  $ 353
 Interest cost..........................   697    706    597    434    522    392
 Expected return on plan asstes.........  (699)  (738)  (714)    --     --     --
 Amortization of unrecognized gain......   (80)   (80)   (80)  (197)  (104)  (113)
 Amortization of prior service cost.....     9     11     11     --     --    ---
 Recognized actuarial loss..............   265    179    222     --     --     --
                                         -----  -----  -----  -----  -----  -----
 Net periodic benefit cost.............. $(129) $(153) $  98  $ 463  $ 787  $ 632
                                         =====  =====  =====  =====  =====  =====

   Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects.

                                                               1%       1%
                                                             Point    Point
                                                            Increase Decrease
                                                            -------- --------
   Effect on total of services and interest cost components   $106    $ (89)
   Effect on postretirement benefit obligations............    862     (772)

14.  Gain on Sale of Equity Securities

   During the second quarter of 2000, the Company sold its holdings in Oxford GlycoSciences Plc, resulting in a gain on sale of securities of $7,500.

   The $9,500 of proceeds on sale of securities in 1999 reflects the sale by the Company of 100 shares of Series A Preferred Stock of Waters Corporation, which the Company received in connection with the divestiture of its Waters Chromatography Division in 1994.

15.  Business Segment Information

   In conjunction with its reporting of the Microelectronics business segment as discontinued operations in the second quarter, the Company evaluated its continuing business activities. The Company's chief decision-makers evaluate the performance of the Company and make resource allocation decisions based on total consolidated company results. As a result of this evaluation, the Company determined that it has three operating segments: BioPharmaceutical, Laboratory Water and Life Sciences.

   BioPharmacuetical develops, manufactures and sells consumable products and capital equipment and related services used in drug development and manufacturing. Laboratory Water and Life Sciences manufactures and sells consumable products used in drug discovery and development. Laboratory Water also provides services to its respective customers. For all three of these operating segments within the bioscience industry; economic characteristics, production processes, products and services, types and classes of customers, methods of distribution and regulatory environments are similar. Because of these similarities, the three segments have been aggregated into one reporting segment for financial statement purposes. The accounting policies of the reportable segment are the same as those described in the Summary of Significant Accounting Policies.

                             MILLIPORE CORPORATION

                     (In thousands except per share data)


   Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.

   The following net sales table is presented in "local currencies". For comparability of financial results, the foreign currency balances, in all periods presented, are translated at Millipore's 2001 budgeted exchange rates, which differ from actual rates of exchange. This provides a clearer presentation of underlying trends in the Company's business, before the impact of foreign currency translations. The foreign exchange impact is shown separately and reconciles the local currency reporting to the consolidated results at the actual rates of exchange.

   The Company sells products and services detailed as follows:

                                             Net Sales
                                   ----------------------------
                                     2001      2000      1999
                                   --------  --------  --------
               Consumable products $547,961  $481,026  $433,013
               Equipment..........  142,006   132,415   124,966
               Services...........   20,649    16,271    12,784
               Foreign exchange...  (53,718)  (29,551)   (4,468)
                                   --------  --------  --------
               Total.............. $656,898  $600,161  $566,295
                                   ========  ========  ========

   Geographical Information:

   The Company attributes net sales to different geographic areas on the basis of the location of the customer. The Company has three geographic regions. The United States represents greater than 90% of the Americas region. Net sales and long-lived asset information by geographic area in U.S. dollars for each of the three years ended December 31, 2001, 2000 and 1999 and as of December 31, 2001 and 2000 is presented as follows:

                                         Net Sales
                                 --------------------------
                                   2001     2000     1999
                                 -------- -------- --------
                    Americas.... $301,613 $272,790 $241,623
                    Europe......  222,371  199,306  209,929
                    Asia/Pacific  132,914  128,065  114,743
                                 -------- -------- --------
                    Total....... $656,898 $600,161 $566,295
                                 ======== ======== ========

                                      Long-Lived Assets
                                      -----------------
                                        2001     2000
                                      -------- --------
                         Americas.... $178,143 $151,153
                         Europe......   57,014   45,104
                         Asia/Pacific    6,838    5,994
                                      -------- --------
                         Total....... $241,995 $202,251
                                      ======== ========

                             MILLIPORE CORPORATION

                     (In thousands except per share data)


16. Transactions with Mykrolis

Separation Agreements

   For purposes of governing certain of the ongoing relationships between the Company and Mykrolis after the Separation Date and to provide for an orderly transition, the Company and Mykrolis entered into various agreements at the Separation Date. A brief description of the agreements follows.

  Master Separation and Distribution Agreement

   The Master Separation and Distribution Agreement contains the key provisions relating to the separation of Mykrolis from Millipore as of the Separation Date (the "Separation"), Mykrolis' initial funding, the Mykrolis IPO and the distribution of Mykrolis shares to Millipore shareholders. The agreement lists the documents and items that the parties delivered in order to accomplish the transfer of assets and liabilities from the Company to Mykrolis, effective on the Separation Date. The parties also entered into ongoing covenants that survive the transactions, including covenants to establish interim service level agreements, exchange information, notify each other of changes in their accounting principles and resolve disputes in particular ways.

  General Assignment and Assumption Agreement

   The General Assignment and Assumption Agreement identifies the assets that the Company transferred to Mykrolis and the liabilities that Mykrolis assumed from the Company in the Separation.

  Separation Revolving Credit Agreement and Separation Note

   The Separation Revolving Credit Agreement (the "Separation Credit Agreement") provided for the Company to lend Mykrolis funds between the Separation Date and the date of the Mykrolis IPO in order to fund Mykrolis' working capital needs and to settle any amounts payable by Mykrolis related to the retention by the Company of specified assets and liabilities of Mykrolis and the retention by Mykrolis of specified Millipore assets and liabilities that could not be transferred at the Separation due to restrictions imposed by foreign laws or because such transfer was not practical. The Separation Note provided for a payment by Mykrolis to the Company of all net proceeds from the Mykrolis IPO in excess of $75,000. There was no interest expense associated with the Separation Note or the Separation Credit Agreement.

  Master Transitional Services Agreement

   The Master Transitional Services Agreement governs the terms and conditions upon which interim transitional services will be provided to both the Company and Mykrolis. The nature of the services include facilities, engineering, information technology, equipment usage, financial accounting, distribution and warehousing and human resources administration. The Company and Mykrolis will also provide each other additional services as the Company and Mykrolis may identify from time to time after the Separation. Specific charges for such services are generally intended to allow the company providing the service to recover direct costs plus expenses, without profit.

  Membrane Manufacture and Supply Agreement

   The Membrane Manufacture and Supply Agreement enables Mykrolis to manufacture certain membranes in the same production areas and with the same processes as were available to the Company's Microelectronics

                             MILLIPORE CORPORATION

                     (In thousands except per share data)

business prior to the Separation Date for both its own use and sale. Under the agreement, the Company leases this space and manufacturing equipment to Mykrolis for five years. This agreement also provides for the supply of certain membranes manufactured by either Mykrolis or the Company to the other party at costs appropriate to that of a third party contract manufacturer.

  Product Distribution Agreement

   The Product Distribution Agreement allows each of Mykrolis and Millipore to purchase from the other company for distribution those products that have historically been sold within the purchasing company's defined field of use. The prices at which each company can purchase such products from the other represent discounts off the companies' published list prices.

  Research Agreement

   The Research Agreement defines specific research projects that the Company will perform for Mykrolis on a contract basis and the process for conducting such research.

  Employee Matters Agreement

   The Employee Matters Agreement outlines how the Company and Mykrolis allocate responsibility for and liability related to the employment of those employees of the Company who became Mykrolis' employees. The agreement also contains provisions describing the Mykrolis' benefit and equity plans.

  Contract Manufacturing Agreements

   The Company's Contract Manufacturing Agreement provides for the Company to manufacture certain products for resale by Mykrolis at prices subject to annual increases equal to actual increases in the Company's cost to manufacture these products. There are no minimum or maximum purchase requirements, subject to binding three-month forecasts that may increase or decrease by 25% without penalty. Mykrolis may not resell these products into the Company's biopharmaceutical business. This agreement has a term of five years, unless terminated by Mykrolis on sixty days prior written notice. Mykrolis has also agreed to manufacture parts for the Company for use in the Company's products on substantially similar terms pursuant to the Mykrolis Contract Manufacturing Agreement.

  Tax Sharing Agreement

   Mykrolis and the Company entered into a Tax Sharing Agreement, which governs the Company's and Mykrolis' respective rights, responsibilities and obligations to one another regarding taxes both before and after the Distribution Date. The Tax Sharing Agreement addresses the allocation of liabilities for taxes that may result from the restructuring activities undertaken to implement the Separation. The Tax Sharing Agreement also allocates tax liabilities between the Company and Mykrolis if the distribution of Mykrolis shares to Millipore shareholders on the Distribution Date fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code. If one party or the other is responsible for the failure of the transaction to qualify as a tax free distribution, the tax liability falls on the party responsible for the failure to qualify. If neither party is responsible for the failure of the transaction to qualify for tax free treatment, the Tax Sharing Agreement apportions tax liability between the parties. For periods prior to April 1, 2001, the Company is responsible for all tax matters and issues related to its United States group tax returns including any matters or issues relating to Mykrolis. With

                             MILLIPORE CORPORATION

                     (In thousands except per share data)

regard to certain foreign tax returns and subsidiaries, Mykrolis is responsible for all tax matters both before and after the Distribution Date. The Tax Sharing Agreement also governs carryback and carryforward rights Mykrolis might have for the use of its tax attributes in various tax jurisdictions.

  Intellectual Property Agreements

   Under the intellectual property agreements, the Company transferred to the Mykrolis its rights in specified patents, specified trademarks and other intellectual property related to Mykrolis' current business and research and development efforts. The Company and Mykrolis will each license to the other under selected patents and other intellectual property the right to use those patents and other intellectual property in their respective businesses, subject to field of use restrictions. The Company and Mykrolis will each have an option, exercisable within the first five years of the agreements, to be licensed under specified patents of the other issued on patent applications with effective filing dates before the Separation Date, subject to field of use restrictions and the payment of a royalty. Mykrolis was also assigned know-how that is used in the manufacture of its products as of the Separation Date. The agreements include certain rights to sublicense for both parties. Mykrolis is licensed to use the Company's trademark for up to three years with certain field of use limitations.

Income and expenses

   For the nine months from the Separation on March 31, 2001 through December 31, 2001, net sales and services provided under the separation agreements by the Company to Mykrolis are as follows:


                   Net sales.......................... $1,898
                   Cost of sales......................  1,105
                   Selling, general and administrative  4,250
                   Research and development...........  1,083

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Millipore Corporation:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Millipore Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
January 22, 2002, except for Note 10 for which the date is February 13, 2002 and Notes 2 and 12 for which the date is February 27, 2002

                             MILLIPORE CORPORATION

                         Quarterly Results (Unaudited)

   The Company's unaudited quarterly results are summarized below.

                                                         First    Second     Third    Fourth      Full
                                                        Quarter   Quarter   Quarter   Quarter     Year
                                                        --------  --------  --------  --------  --------
                                                              (In thousands, except per share data)
2001
Net sales.............................................. $162,517  $167,953  $157,667  $168,761  $656,898
Cost of sales..........................................   73,953    72,061    70,579    74,626   291,219
                                                        --------  --------  --------  --------  --------
   Gross profit........................................   88,564    95,892    87,088    94,135   365,679
Selling, general and administrative expenses...........   47,822    52,707    49,659    50,569   200,757
Research and development expenses......................   10,729    11,208    11,458    12,421    45,816
Restructuring and other items..........................   17,962        --        --        --    17,962
                                                        --------  --------  --------  --------  --------
   Operating income....................................   12,051    31,977    25,971    31,145   101,144
Interest income........................................      718       863       577       433     2,591
Interest expense.......................................   (6,627)   (6,638)   (6,081)   (5,990)  (25,336)
                                                        --------  --------  --------  --------  --------
Income before income taxes.............................    6,142    26,202    20,467    25,588    78,399
(Benefit) provision for income taxes...................     (983)    5,764     4,503     5,629    14,913
                                                        --------  --------  --------  --------  --------
   Income from continuing operations...................    7,125    20,438    15,964    19,959    63,486
                                                        --------  --------  --------  --------  --------
(Loss) from discontinued operations, net of taxes......   (1,954)   (4,782)       --        --    (6,736)
Net loss on disposal of discontinued operations, net of
  taxes................................................       --   (24,400)       --        --   (24,400)
                                                        --------  --------  --------  --------  --------
   Total discontinued operations.......................   (1,954)  (29,182)       --        --   (31,136)
                                                        --------  --------  --------  --------  --------
Extraordinary loss from early extinguishment of debt,
  net of taxes.........................................       --        --        --    (1,233)   (1,233)
                                                        --------  --------  --------  --------  --------
Net income (loss)...................................... $  5,171  $ (8,744) $ 15,964  $ 18,726  $ 31,117
                                                        ========  ========  ========  ========  ========
Basic income (loss) per share:
 Continuing operations................................. $   0.15  $   0.44  $   0.34  $   0.42  $   1.35
 Discontinued operations...............................    (0.04)    (0.62)       --        --     (0.66)
 Extraordinary item....................................       --        --        --     (0.03)    (0.03)
                                                        --------  --------  --------  --------  --------
 Net income............................................ $   0.11  $  (0.18) $   0.34  $   0.39  $   0.66
                                                        ========  ========  ========  ========  ========
Diluted income (loss) per share:
 Continuing operations................................. $   0.15  $   0.43  $   0.33  $   0.41  $   1.32
 Discontinued operations...............................    (0.04)    (0.61)       --        --     (0.65)
 Extraordinary item....................................       --        --        --     (0.02)    (0.02)
                                                        --------  --------  --------  --------  --------
 Net income............................................ $   0.11  $  (0.18) $   0.33  $   0.39  $   0.65
                                                        ========  ========  ========  ========  ========
Weighted average shares outstanding
 Basic.................................................   46,414    46,928    47,377    47,660    47,100
 Diluted...............................................   47,414    47,881    48,364    48,487    48,060

                             MILLIPORE CORPORATION

                                                   First    Second     Third    Fourth      Full
                                                  Quarter   Quarter   Quarter   Quarter     Year
                                                  --------  --------  --------  --------  --------
                                                        (In thousands, except per share data)
2000
Net sales........................................ $147,658  $153,360  $148,267  $150,876  $600,161
Cost of sales....................................   62,569    68,721    66,828    68,109   266,227
                                                  --------  --------  --------  --------  --------
   Gross profit..................................   85,089    84,639    81,439    82,767   333,934
Selling, general and administrative expenses.....   50,394    48,539    45,778    45,845   190,556
Research and development expenses................    9,958    10,108    10,309    10,205    40,580
Restructuring and other items....................       --        --       320        --       320
                                                  --------  --------  --------  --------  --------
   Operating income..............................   24,737    25,992    25,032    26,717   102,478
Net gain on sale of equity securities............       --     7,151        --        --     7,151
Interest income..................................      466     1,067     1,006       947     3,486
Interest expense.................................   (7,034)   (7,259)   (6,436)   (6,193)  (26,922)
                                                  --------  --------  --------  --------  --------
Income before income taxes.......................   18,169    26,951    19,602    21,471    86,193
Provision for income taxes.......................    3,815     7,256     4,313     4,724    20,108
                                                  --------  --------  --------  --------  --------
Income from continuing operations................   14,354    19,695    15,289    16,747    66,085
Income from discontinued operations, net of taxes   11,859    12,195    13,437    15,618    53,109
                                                  --------  --------  --------  --------  --------
Net income....................................... $ 26,213  $ 31,890  $ 28,726  $ 32,365  $119,194
                                                  ========  ========  ========  ========  ========
Basic income per share:
 Continuing operations........................... $   0.32  $   0.43  $   0.33  $   0.36  $   1.44
 Discontinued operations.........................     0.26      0.27      0.29      0.34      1.16
                                                  --------  --------  --------  --------  --------
 Net income...................................... $   0.58  $   0.70  $   0.62  $   0.70  $   2.60
                                                  ========  ========  ========  ========  ========
Diluted income per share:
 Continuing operations........................... $   0.31  $   0.41  $   0.32  $   0.36  $   1.40
 Discontinued operations.........................     0.25      0.26      0.29      0.33      1.13
                                                  --------  --------  --------  --------  --------
 Net income...................................... $   0.56  $   0.67  $   0.61  $   0.69  $   2.53
                                                  ========  ========  ========  ========  ========
Weighted average shares outstanding
 Basic...........................................   45,273    45,849    46,073    46,123    45,803
 Diluted.........................................   46,452    47,314    47,328    47,057    47,039