Form 10-Q
period 2002-03-31
MILLIPORE CORP /MA
filed 2002-05-07
CIK 66479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________ to __________


COMMISSION FILE NUMBER  001-09781 (0-1052)
                                   -------

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

Yes  X   No ___
    ---


The Company had 48,328,643 shares of common stock outstanding as of April 26, 2002.

                              MILLIPORE CORPORATION
                               INDEX TO FORM 10-Q

                                                                                        Page No.
                                                                                        --------
Part I.    Financial Information

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets -
                March 31, 2002 and December 31, 2001                                         2

           Condensed Consolidated Statements of Income -
                Three Months Ended March 31, 2002 and 2001                                   3

           Condensed Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 2002 and 2001                                   4

           Notes to Condensed Consolidated

                Financial Statements                                                       5-7

Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results of Operations                          8-11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                       12

Part II.   Other Information

Item 1     Legal Proceedings                                                                12

Item 6.    Exhibits and Reports on Form 8-K                                                 12

           Signatures                                                                       13

                              MILLIPORE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       March 31,                  December 31,
                                                                         2002                         2001
                                                                    --------------               -------------
ASSETS                                                               (Unaudited)
------
Current assets
   Cash and cash equivalents                                        $    69,530                  $    62,450
   Accounts receivable, net                                             141,093                      152,108
   Deferred income taxes                                                  8,509                        8,509
   Inventories                                                           93,269                       84,415
   Other current assets                                                   7,165                        4,513
                                                                    --------------               -------------
Total Current Assets                                                    319,566                      311,995

Property, plant and equipment, net                                      206,809                      200,330
Deferred income taxes                                                    82,622                       82,622
Intangible assets                                                        29,402                       29,991
Other assets                                                             12,598                       11,674
Net assets of discontinued operations                                         -                      279,155
                                                                    --------------               -------------

Total Assets                                                        $   650,997                  $   915,767
                                                                    ==============               =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
   Notes payable                                                    $     4,100                  $     1,958
   Accounts payable                                                      46,057                       47,403
   Accrued expenses                                                      62,372                       65,405
   Dividends payable                                                          -                        5,266
   Accrued retirement plan contributions                                  3,836                        7,741
   Accrued income taxes payable                                           7,825                        6,546
                                                                    --------------               -------------
Total Current Liabilities                                               124,190                      134,319

Long-term debt                                                          328,000                      320,000
Other liabilities                                                        21,094                       22,075
Minority interest in discontinued operations                                  -                       45,417

Shareholders' equity
   Common stock                                                          56,988                       56,988
   Additional paid-in capital                                            88,908                       88,584
   Retained earnings                                                    369,141                      600,479
   Unearned compensation                                                 (2,164)                      (2,785)
   Accumulated other comprehensive loss                                 (73,415)                     (83,457)
                                                                    --------------               -------------
                                                                        439,458                      659,809
   Less:  Treasury stock, at cost, 8,949
   shares in 2002 and 9,112 in 2001                                    (261,745)                    (265,853)
                                                                    --------------               -------------
Total Shareholders' Equity                                              177,713                      393,956
                                                                    --------------               -------------

Total Liabilities and Shareholders' Equity                          $   650,997                  $   915,767
                                                                    ==============               =============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MILLIPORE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                 2002          2001
                                                              ----------    ----------
Net sales                                                     $  166,632    $  162,517
Cost of sales                                                     69,231        73,953
                                                              ----------    ----------

     Gross profit                                                 97,401        88,564

Selling, general and administrative expenses                      54,566        47,822
Research and development expenses                                 12,387        10,729
Restructuring and other charges                                        -        17,962
                                                              ----------    ----------

     Operating income                                             30,448        12,051

Interest income                                                      240           718
Interest expense                                                  (5,483)       (6,627)
                                                              ----------    ----------

Income from continuing operations before income taxes             25,205         6,142
Provision (benefit) for income taxes                               5,545          (983)
                                                              ----------    ----------

Income from continuing operations                                 19,660         7,125
                                                              ----------    ----------

Loss from  discontinued operations, net of taxes                       -        (1,954)
Income on disposal of discontinued operations, net of taxes        2,900             -
                                                              ----------    ----------

     Total discontinued operations                                 2,900        (1,954)
                                                              ----------    ----------

     Net income                                               $   22,560    $    5,171
                                                              ==========    ==========

Basic income (loss) per share:
     Continuing operations                                    $     0.41    $     0.15
     Discontinued operations                                        0.06         (0.04)
                                                              ----------    ----------
     Net income                                               $     0.47    $     0.11
                                                              ==========    ==========

Diluted income (loss) per share:
     Continuing operations                                    $     0.40    $     0.15
     Discontinued operations                                        0.06         (0.04)
                                                              ----------    ----------
     Net income                                               $     0.46    $     0.11
                                                              ==========    ==========

Cash dividends declared per share                                      -    $     0.11

Weighted average shares outstanding:
     Basic                                                        47,940        46,414
     Diluted                                                      48,580        47,414

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MILLIPORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      ----------------------
                                                                                        2002          2001
                                                                                      --------      --------
Cash Flows From Operating Activities:
-------------------------------------

Net income                                                                            $ 22,560      $  5,171
Less: Loss from discontinued operations, net of taxes                                        -        (1,954)
      Income on disposal of discontinued operations, net of taxes                        2,900             -
                                                                                      --------      --------
Income from continuing operations                                                       19,660         7,125
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
   Restructuring and other charges                                                           -        17,962
   Depreciation and amortization                                                         7,940         7,151
   Changes in operating assets and liabilities, net:
      Decrease (increase) in accounts receivable                                         9,571       (12,575)
      (Increase) in inventories                                                        (10,064)       (1,272)
      (Increase) in other current assets and other assets                               (1,674)       (2,089)
      (Decrease) in accounts payable and accrued expenses                               (2,441)       (6,006)
      (Decrease) in accrued retirement plan contributions                               (3,857)       (2,622)
      Increase (decrease) in accrued income taxes                                        1,397       (20,780)
      (Decrease) increase in other                                                        (929)        1,352
                                                                                      --------      --------
Net cash provided (used) by operating activities                                        19,603       (11,754)
                                                                                      --------      --------

Cash Flows From Investing Activities:
-------------------------------------
   Additions to property, plant and equipment                                          (14,544)       (9,830)
   Additions to investments and intangible assets                                       (2,559)            -
                                                                                      --------      --------
Net cash used in investing activities                                                  (17,103)       (9,830)
                                                                                      --------      --------

Cash Flows From Financing Activities:
-------------------------------------
   Proceeds from issuance of treasury stock under stock plans                            4,732         8,167
   Net change in debt                                                                   10,142        17,456
   Dividends paid                                                                       (5,276)       (5,103)
   Decrease in cash held as collateral                                                       -         3,212
                                                                                      --------      --------
Net cash provided by financing activities                                                9,598        23,732
                                                                                      --------      --------

Effect of foreign exchange rates on cash and cash equivalents                           (2,254)       (3,665)
                                                                                      --------      --------
Net cash provided (used) by continuing operations                                        9,844        (1,517)
Net cash (used) provided by discontinued operations                                     (2,764)        4,754
                                                                                      --------      --------
Net increase in cash and cash equivalents                                                7,080         3,237

Cash and cash equivalents on January 1                                                  62,450        55,186
                                                                                      --------      --------

Cash and cash equivalents on March 31                                                 $ 69,530      $ 58,423
                                                                                      ========      ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MILLIPORE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, shares in thousands)

1. General: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit certain information and disclosures which substantially duplicate information provided in the Company's latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

2.   Inventories: Inventories consisted of the following:

                                     March 31,      December 31,
                                       2002             2001
                                  ---------------  -------------

           Raw materials             $     29.6       $   28.5
           Work in process                 21.8           16.9
           Finished goods                  41.9           39.0
                                  ---------------  -------------
           Total                     $     93.3       $   84.4
                                  ===============  =============

3. Property, Plant and Equipment: Accumulated depreciation on property, plant and equipment was $162.9 at March 31, 2002 and $157.4 at December 31, 2001.

4. Restructuring Program and Other Charges: In the first quarter of 2001, the Company initiated a restructuring program and recorded a $16.5 restructuring charge, consisting primarily of employee termination costs, and $1.5 of fixed asset write-offs for assets which were no longer in use. Approximately 215 positions were eliminated and through March 31, 2002, approximately 165 employees have left the Company. The restructuring actions are proceeding as planned and the remaining reserve balance, which is included in accrued expenses at March 31, 2002, will be substantially paid by the end of 2002.

     The following is a summary of the 2001 Restructuring Program reserve balance at March 31, 2002:

                                             Balance at           Cash           Balance at
                                         December 31, 2001    disbursements    March 31, 2002
                                        -------------------  ---------------  ----------------
           Employee severance costs      $     4.6            $     1.0        $     3.6
           Leasehold and other costs           0.7                    -              0.7
                                         ---------            ---------        ---------
                                                              -
           Total                         $     5.3            $     1.0        $     4.3
                                         =========            =========        =========

5. Basic and Diluted Earnings Per Share: Share information used to calculate earnings per share ("EPS") is as follows:

                                                                                Three Months Ended
                                                                                     March 31,
                                                                              ----------------------
                                                                                 2002          2001
                                                                                 ----          ----
            Weighted average common shares outstanding for basic EPS           47,940          46,414
            Dilutive effect of stock options and restricted stock                 640           1,000
                                                                              -------         -------

            Weighted average common shares outstanding for diluted EPS         48,580          47,414
                                                                              =======         =======

                              MILLIPORE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, shares in thousands)

6. Comprehensive Income: The following table presents the components of comprehensive income (loss), net of taxes:

                                                                                Three Months Ended
                                                                                     March 31,
                                                                              ----------------------
                                                                                 2002          2001
                                                                                 ----          ----
            Net unrealized loss on securities available for sale              $  (0.1)       $ (1.4)
            Impact of adopting SFAS No. 133                                         -          (5.1)
            Change in value of foreign currency interest rate swaps
            designated as hedges                                                    -           5.9
            Foreign currency translation adjustments                             (5.2)        (24.1)
                                                                              --------       -------

            Other comprehensive loss                                             (5.3)        (24.7)
            Net income                                                           22.6           5.2
                                                                              --------       -------

            Total comprehensive income (loss)                                 $  17.3        $(19.5)
                                                                              ========       =======

7. Adoption of New Accounting Pronouncements: Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their economic lives. The adoption of SFAS No. 142 did not have an impact on the Company's continuing operations presented in the consolidated financial statements. SFAS No. 142 did not have a significant impact on the Company's discontinued operations. See note 10 for additional information regarding the impact of the adoption on the Company's discontinued operations.

     The following is the summary of amortized intangible assets and aggregate amortization expense:

                                                                            As of March 31, 2002
                                                                      -------------------------------
                                                                          Gross
                                                                        Carrying       Accumulated
                                                                         Amount        Amortization
                                                                      -------------------------------
            Amortized intangible assets:
               Patented and unpatented technology                       $   18.4       $    9.4
               Trade names                                                  19.0            4.4
               Licenses and other                                            8.8            3.0
                                                                        --------       --------
                   Total                                                $   46.2       $   16.8
                                                                        ========       ========

            Aggregate amortization expense for the three months ended:

               March 31, 2001                                           $    0.9
               March 31, 2002                                           $    0.9

            Estimated amortization expense for the year ended:

                2002                                                    $    3.3
                2003                                                    $    2.9
                2004                                                    $    2.8
                2005                                                    $    2.6
                2006                                                    $    2.6


     Effective January 1, 2002, the Company adopted SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the

                              MILLIPORE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, shares in thousands)

     Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. In addition, the standard eliminates the requirement to accrue for losses through the estimated date of disposal of a business. The adoption of SFAS No. 144 did not have an impact on the Company's consolidated financial statements.

8. Legal proceedings: On July 21, 1999 Amersham Pharmacia Biotech AB ("APB") (now known as Amersham Biosciences AB) of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB appealed this decision and, on July 5, 2001, the British Appeals Court affirmed the decision of the High Court. On February 13, 2002, the House of Lords rejected APB's request for leave to appeal the decision of the Appeals Court. The High Court also ruled that a discontinued product did infringe one of the APB patents. A hearing on damages has yet to be scheduled with respect to this matter. In any event, the outcome of this suit is not expected to have a material adverse effect on the Company's financial position, cash flows and results of operations.

9. Business Segment Information: The Company's chief decision makers evaluate the performance of the Company and make resource allocation decisions based on total consolidated company results. As a result of this evaluation, the Company determined that it has three operating segments: BioPharmaceutical, Laboratory Water and Life Sciences.

     BioPharmaceutical develops, manufactures and sells consumable products and capital equipment and related services used in drug development and manufacturing. Laboratory Water and Life Sciences manufacture and sell benchtop equipment and consumable products used in drug discovery and development. Laboratory Water also provides services to its respective customers. For all three of these operating segments within the bioscience industry economic characteristics, production processes, products and services, types and classes of customers, methods of distribution and regulatory environments are similar. Because of these similarities, the three segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the condensed consolidated financial statements for financial information regarding the one reportable segment of the Company.

10. Discontinued Operations: On February 27, 2002, the Company distributed its remaining ownership interest in Mykrolis Corporation common stock as a dividend to the Company's shareholders. At that date, the net assets of discontinued operations less minority interest was recorded as a $300.2 reduction to shareholders' equity.

     In the first quarter of 2002, the $24.4 (net of tax) estimated loss on disposal of discontinued operations recorded in 2001 was reduced by $2.9 (net of tax) to reflect the actual operating losses through the distribution date.

     In the second quarter of 2001, the Company and Mykrolis Corporation entered into various agreements covering a range of issues relating to the separation of Mykrolis Corporation from the Company. Among other things, these agreements provide for facilities, services, contract manufacturing and research for various periods of time and under various pricing arrangements. For the period from January 1, 2002 through February 27, 2002, the Company recognized revenues of $0.5 and expenses were reduced by $1.3 as a result of these agreements.

     As discussed above in note 7, the Company adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 did not have a significant impact on the Company's discontinued operations included in the consolidated financial statements. The aggregate amortization expense included in the accrued loss on disposal of discontinued operations was $0.4 in the first quarter of 2001 which would not have changed the basic or diluted income (loss) per share.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation
---------------------
The following discussion of the Results of Operations includes reference to "local currencies". Local currency results represent the foreign currency balances translated, in all periods presented, at Millipore's budgeted exchange rates for 2002, thus excluding the impact of fluctuations in the actual foreign currency rates. The Company's management uses this presentation for internal evaluation of the financial performance of the Company because it believes that the local currency results provide a clearer presentation of underlying business trends. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates.

Results of Operations
---------------------
The following table summarizes sales growth by geography in the first quarter of 2002 as compared to the first quarter of 2001:

                                                  March 31,               Sales Growth In
U.S. dollars in millions                       2002       2001    U.S. Dollars    Local Currency
                                         ---------------------------------------------------------
Americas                                     $   76     $   76         1%               1%
Europe                                           59         56         5%               9%
Asia/Pacific                                     32         31         3%              12%
                                             ------     ------        ---              ---

    Total                                    $  167     $  163         3%               6%
                                             ======     ======        ===              ===

Net sales for the first quarter of 2002 were $166.6 million as compared to $162.5 million for the same period of the prior year, an increase of 3 percent. In local currencies, sales increased 6 percent due to the unfavorable effects of a stronger U.S. dollar. In general, a stronger U.S. dollar will adversely affect sales growth. During the first quarter of 2002 as compared to the first quarter of 2001 the U.S. dollar strengthened against the Euro on average by approximately 6% and strengthened against the Yen by approximately 12%. Although the percentage increase against the Euro was about half the percentage increase against the Yen, the dollar impact of both currencies' decline was approximately equivalent since sales in Europe represent almost 37% of the Company's sales compared to approximately 15% for Japan. The impact of translating sales denominated in currencies other than the U.S. dollar reduced the reported sales growth rate by approximately 300 basis points in the first quarter of 2002.

Sales growth was strongest in Asia/Pacific and Europe reflecting major investments by U.S. biotechnology and pharmaceutical companies expanding capacity outside the U.S. By market, revenue growth was strongest for products used in the biotechnology markets (10%) and advanced life science research (9%) which together account for 48% of sales. The legacy product markets which include classical pharmaceutical, clinical and analytical laboratories, and food and beverage markets grew at 3%.

Gross profit margins were 58.5% in the first quarter of 2002 compared to 54.5% reported in the first quarter of 2001. The improved margins were the result of a favorable mix of sales in high margin consumables, increased sales in higher margin geographies, volume efficiencies, as well as manufacturing in overseas locations where production benefited from a weaker local exchange rate.

Selling, general and administrative (SG&A) expenses increased 14% in the first quarter of 2002 as compared to the first quarter of 2001 due primarily to increased spending driven by higher sales and marketing activities. The Company continues to invest in sales and support resources focused on maintaining or improving customer services, supporting the launch of new products and development of future sales initiatives aimed at improving the Company's competitive positions. As a percentage of net sales, SG&A expenses in local currencies were 33% in the first quarter of 2002 compared to 30% for the first quarter last year.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and development (R&D) expenses increased 15% in the first quarter of 2002, as compared to the first quarter of 2001. This increase is due to planned investments in strategic R&D programs particularly in the R&D areas of membrane and chromatography based solutions for genomics, proteomics, and biopharmaceutical manufacturing applications. As a percentage of sales, R&D expenses represented 7.4% as compared to 6.6% in the same quarter of 2001.

In the first quarter of 2001, the Company initiated a restructuring program and recorded a $16.5 million restructuring charge, consisting primarily of employee termination costs and $1.5 million of fixed asset write-offs for assets which were no longer in use. Approximately 215 positions were eliminated and, through March 31, 2002, approximately 165 employees have left the Company. The $4.3 million remaining balance of the restructuring reserve at March 31, 2002 relates primarily to employee severance costs which will be substantially paid by the end of 2002.

Net interest expense decreased in the first quarter of 2002 as compared to the first quarter of 2001 primarily attributed to lower average borrowings and decreased average rates which were partially offset by lower interest income from cash and cash equivalents.

The effective income tax rate for the first quarter of 2002 was 22% as compared to a beneficial rate of 16% in the first quarter of 2001. The effective income tax rate in the first quarter of 2001 was 22% excluding the impact of the restructuring program.

Discontinued Operations
-----------------------
On February 27, 2002, the Company distributed its remaining ownership interest in Mykrolis Corporation common stock as a dividend to Millipore shareholders. At that date, the net assets of discontinued operations less minority interest was recorded as a $300.2 million reduction to shareholders' equity.

In the first quarter of 2002, the $24.4 million estimated loss on disposal of discontinued operations (net of tax) recorded in 2001 was reduced by $2.9 million (net of tax) to reflect the actual operating losses through the distribution date.

In the second quarter of 2001, the Company and Mykrolis Corporation entered into various agreements covering a range of issues relating to the separation of Mykrolis Corporation from the Company. Among other things, these agreements provide for facilities, services, contract manufacturing and research for various periods of time and under various pricing arrangements. For the period from January 1, 2002 through February 27, 2002, the Company recognized revenues of $0.5 million and expenses were reduced by $1.3 million as a result of these agreements.

Foreign Currency Exchange Rate Risks
------------------------------------
A substantial portion of the Company's business is conducted outside of the United States through its foreign subsidiaries, generally in the local currency. Approximately 37% of the Company's sales are derived from Europe where the U.S. dollar continued to strengthen against the Euro during the first quarter of 2002, and 20% of the sales are from Asia/Pacific where the U.S. dollar strengthened against the Japanese Yen. The Company is able to partially mitigate the impact of currency fluctuations by active management of cross border currency flows and material sourcing and the use of forward contracts to hedge certain foreign currency exposures. Generally, when the U.S. dollar strengthens against currencies in which the Company transacts its business, sales and net income will be adversely impacted.

The Company enters into forward foreign exchange contracts principally to hedge the impact of currency fluctuations on certain intercompany balances. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically range for less than three months. At March 31, 2002, the Company held forward foreign exchange contracts with notional

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

amounts totaling approximately $31.2 million. The fair value of these contracts is not material at March 31,2002.

Capital Resources and Liquidity
-------------------------------
Cash generated by operations in the first three months of 2002 was $19.6 million, compared to cash used by operations of $11.8 million in the first three months of 2001. The increase in cash flow from operations was primarily the result of improvements in the collections of accounts receivable which was partially offset by increased inventory in 2002, as well as the payment of income taxes in first quarter of 2001. The decrease in accounts receivable of $9.6 million related to increased collection activity primarily in the United States. The Company continues to aggressively manage its receivables portfolio and to improve on global collections processes. Inventory levels increased $10.1 million (5 days of supply in local currency) due to increased activity partially in the large process systems business and due to temporary safety stock levels needed as production is shifted between manufacturing locations. Accrued income taxes decreased approximately $20.8 million in the first quarter of 2001 for payments made in foreign tax jurisdictions.

Operating cash flow generated in 2002 was used to invest in $17.1 million of property plant and equipment, other assets and intangibles. The Company also paid $5.3 million of dividends in the first quarter of 2002. The Company has announced that it will discontinue future dividend payments and instead will focus on investing in R&D, building productive capacity and reducing debt. The Company received $4.7 million from the exercise of employee stock options and increased borrowings under its revolving credit facility by $10.1 million.

On April 1, 2002, the Company used excess borrowing capacity under its revolving credit facility to satisfy the $100.0 million 7.23% unsecured note due at that time. Because of the Company's ability and intent to continuously refinance such borrowings under its revolving credit facility, short-term borrowings with maturities within the next 12 months have been classified as long-term.

Legal Proceedings
-----------------
On July 21, 1999 Amersham Pharmacia Biotech AB ("APB") (now known as Amersham Biosciences AB) of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB appealed this decision and, on July 5, 2001, the British Appeals Court affirmed the decision of the High Court. On February 13, 2002, the House of Lords rejected APB's request for leave to appeal the decision of the Appeals Court. The High Court also ruled that a discontinued product did infringe one of the APB patents. A hearing on damages has yet to be scheduled with respect to this matter. In any event, the outcome of this suit is not expected to have a material adverse effect on the Company's financial position, cash flows and results of operations.

Adoption of New Accounting Pronouncements
-----------------------------------------
Effective January 1, 2002, the Company adopted SFAS No.142, "Goodwill and Other Intangible Assets" and SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their economic lives. The adoption of SFAS No.142 did not have a significant impact on the Company's consolidated financial statements.

SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. In addition, the standard eliminates the requirement to accrue for losses through the

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

estimated date of disposal of a business. The adoption of SFAS No.144 did not have an impact on the Company's consolidated financial statements.

Forward Looking Statements
--------------------------
The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements based on current management expectations involving substantial risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, without limitation those risks and uncertainties described in our Form 10-K for the year ended December 31, 2001.

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


Part II - Other Information

Item 1   Legal Proceedings

On July 21, 1999 Amersham Pharmacia Biotech AB ("APB") (now known as Amersham Biosciences AB) of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB appealed this decision and, on July 5, 2001, the British Appeals Court affirmed the decision of the High Court. On February 13, 2002, the House of Lords rejected APB's request for leave to appeal the decision of the Appeals Court. The High Court also ruled that a discontinued product did infringe one of the APB patents. A hearing on damages has yet to be scheduled with respect to this matter. In any event, the outcome of this suit is not expected to have a material adverse effect on the Company's financial position, cash flows and results of operations.




Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits.  None.



b. Reports on Form 8-K




The Company filed the following reports on Form 8-K during the first quarter of 2002:

Form 8-K report filed on January 29, 2002, reporting Millipore's declaration of a dividend consisting of 32,500,000 shares of the common stock of Mykrolis Corporation and reporting the record and distribution dates for such dividend.

Form 8-K report filed on February 14, 2002, reporting the distribution ratio for the dividend of Mykrolis common stock.

Form 8-K report filed on February 28, 2002, reporting Millipore's completion of its separation from Mykrolis Corporation through the distribution to Millipore's shareholders of all of the remaining shares of Mykrolis common stock owned by Millipore.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Millipore Corporation
                                      Registrant



May 6, 2002                           /s/ Kathleen B. Allen
-----------                         --------------------------------------------
Date                                  Kathleen B. Allen
                                      Vice President and Chief Financial Officer

May 6, 2002                           /s/ Donald B. Melson
-----------                         --------------------------------------------
Date                                  Donald B. Melson
                                      Corporate Controller and Chief Accounting
                                      Officer