Form 10-Q
period 2002-06-30
MILLIPORE CORP /MA
filed 2002-08-08
CIK 66479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                for the transition period from ________ to_______


                    COMMISSION FILE NUMBER 001-09781 (0-1052)
                                                     --------

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

                                  80 Ashby Road
                          Bedford, Massachusetts 01730
                          ----------------------------
                    (Address of principal executive offices)


         Registrant's telephone number, include area code (781) 533-6000
         ---------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___
    ---

The Company had 48,371,883 shares of common stock outstanding as of July 24, 2002.

                              MILLIPORE CORPORATION
                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------

Part I.   Financial Information

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets -
               June 30, 2002 and December 31, 2001                           2

          Condensed Consolidated Statements of Income -
               Three and Six Months Ended June 30, 2002 and 2001             3

          Condensed Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 2002 and 2001                       4

          Notes to Condensed Consolidated
               Financial Statements                                        5-8

Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations           9-12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        13

Part II.  Other Information

Item 1    Legal Proceedings                                                 13

Item 4.   Submission of Matters to a Vote of Security Holders               13

Item 6.   Exhibits and Reports on Form 8-K                                  14

          Signatures                                                        14

                              MILLIPORE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                   June 30,        December 31,
                                                     2002              2001
                                                 -----------       ------------
ASSETS                                           (Unaudited)
------
Current assets
   Cash and cash equivalents                     $    76,992       $     62,450
   Accounts receivable, net                          166,147            154,606
   Deferred income taxes                               8,509              8,509
   Inventories                                       100,860             80,046
   Other current assets                                8,696              4,513
                                                 -----------       ------------
Total Current Assets                                 361,204            310,124

Property, plant and equipment, net                   222,330            200,330
Deferred income taxes                                 82,622             82,622
Intangible assets, net                                28,792             29,991
Other assets                                          13,926             11,674
Net assets of discontinued operations                      -            279,155
                                                 -----------       ------------

Total Assets                                     $   708,874       $    913,896
                                                 ===========       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
   Notes payable                                 $     1,729       $      1,958
   Accounts payable                                   53,693             47,403
   Accrued expenses                                   50,904             63,534
   Dividends payable                                       -              5,266
   Accrued retirement plan contributions               5,333              7,741
   Accrued income taxes payable                          738              6,546
                                                 -----------       ------------
Total Current Liabilities                            112,397            132,448

Long-term debt                                       339,000            320,000
Other liabilities                                     24,113             22,075
Minority interest in discontinued operations               -             45,417
Shareholders' equity
   Common stock                                       56,988             56,988
   Additional paid-in capital                         88,908             88,584
   Retained earnings                                 391,654            600,479
   Unearned compensation                              (1,949)            (2,785)
   Accumulated other comprehensive loss              (47,872)           (83,457)
                                                 -----------       ------------
                                                     487,729            659,809
   Less: Treasury stock, at cost, 8,697
   shares in 2002 and 9,112 in 2001                 (254,365)          (265,853)
                                                 -----------       ------------
Total Shareholders' Equity                           233,364            393,956
                                                 -----------       ------------

Total Liabilities and Shareholders' Equity       $   708,874       $    913,896
                                                 ===========       ============


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MILLIPORE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended                        Six Months Ended
                                                                  June 30,                                 June 30,
                                                        2002                2001                 2002                 2001
                                                    --------------      --------------      ----------------      --------------
Net sales                                           $      176,124      $      167,953      $        342,756      $      330,470
Cost of sales                                               74,819              72,061               144,050             146,014
                                                    --------------      --------------      ----------------      --------------

     Gross profit                                          101,305              95,892               198,706             184,456

Selling, general and administrative expenses                54,778              52,707               109,344             100,529
Research and development expenses                           13,531              11,208                25,918              21,937
Restructuring and other charges                                  -                   -                     -              17,962
                                                    --------------      --------------      ----------------      --------------

     Operating income                                       32,996              31,977                63,444              44,028

Interest income                                                282                 863                   522               1,581
Interest expense                                            (4,610)             (6,638)              (10,093)            (13,265)
                                                    --------------      --------------      ----------------      --------------

Income from continuing operations before
income taxes                                                28,668              26,202                53,873              32,344
Provision for income taxes                                   6,307               5,764                11,852               4,781
                                                    --------------      --------------      ----------------      --------------

Income from continuing operations                           22,361              20,438                42,021              27,563
                                                    --------------      --------------      ----------------      --------------

Loss from  discontinued operations, net of taxes                 -              (4,782)                    -              (6,736)
(Loss) income on disposal of discontinued
operations, net of taxes                                         -             (24,400)                2,900             (24,400)
                                                    --------------      --------------      ----------------      --------------

     Total discontinued operations                               -             (29,182)                2,900             (31,136)
                                                    --------------      --------------      ----------------      --------------

     Net income (loss)                              $       22,361      $       (8,744)     $         44,921      $       (3,573)
                                                    ==============      ==============      ================      ==============

Basic income (loss) per share:
     Continuing operations                          $         0.46      $         0.44      $           0.87      $         0.59
     Discontinued operations                                     -               (0.62)                 0.06               (0.67)
                                                    --------------      --------------      ----------------      --------------
     Net income                                     $         0.46      $        (0.18)     $           0.93      $        (0.08)
                                                    ==============      ==============      ================      ==============

Diluted income (loss) per share:
     Continuing operations                          $         0.46      $         0.43      $           0.87      $         0.58
     Discontinued operations                                     -               (0.61)                 0.06               (0.66)
                                                    --------------      --------------      ----------------      --------------
     Net income                                     $         0.46      $        (0.18)     $           0.93      $        (0.08)
                                                    ==============      ==============      ================      ==============

Cash dividends declared per share                   $            -      $         0.11      $              -      $         0.22

Weighted average shares outstanding:
     Basic                                                  48,176              46,928                48,034              46,678
     Diluted                                                48,476              47,881                48,477              47,657

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MILLIPORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                          2002            2001
                                                                                     ------------    --------------
Cash Flows From Operating Activities:
-------------------------------------
Net income                                                                           $    44,921     $      (3,573)
Less: Loss from discontinued operations, net of taxes                                          -            (6,736)
      Income (loss) on disposal of discontinued operations, net of taxes                   2,900           (24,400)
                                                                                     ------------    --------------
Income from continuing operations                                                         42,021            27,563
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
   Restructuring and other charges                                                             -            17,962
   Depreciation and amortization                                                          16,188            15,797
   Changes in operating assets and liabilities, net:
      (Increase) in accounts receivable                                                   (1,081)           (6,821)
      (Increase) in inventories                                                          (13,700)           (3,634)
      (Increase) in other current assets and other assets                                 (3,472)           (3,014)
      (Decrease) in accounts payable and accrued expenses                                (10,641)          (18,453)
      (Decrease) in accrued retirement plan contributions                                 (2,668)           (1,400)
      (Decrease) in accrued income taxes                                                  (5,749)          (21,896)
      Increase in other                                                                    1,490             2,480
                                                                                     ------------    --------------
Net cash provided by operating activities                                                 22,388             8,584
                                                                                     ------------    --------------

Cash Flows From Investing Activities:
-------------------------------------
   Additions to property, plant and equipment                                            (29,261)          (25,311)
   Additions to investments and intangible assets                                         (2,609)                -
                                                                                     ------------    --------------
Net cash used in investing activities                                                    (31,870)          (25,311)
                                                                                     ------------    --------------

Cash Flows From Financing Activities:
-------------------------------------
   Proceeds from issuance of treasury stock under stock plans                             12,573            30,352
   Net change in debt                                                                     18,771             9,159
   Dividends paid                                                                         (5,276)          (10,235)
   Decrease in cash held as collateral                                                         -             3,212
                                                                                     ------------    --------------
Net cash provided by financing activities                                                 26,068            32,488
                                                                                     ------------    --------------
Effect of foreign exchange rates on cash and cash equivalents                              1,375            (3,451)
                                                                                     ------------    --------------
Net cash provided by continuing operations                                                17,961            12,310
Net cash used by discontinued operations                                                  (3,419)           (4,731)
                                                                                     ------------    --------------
Net increase in cash and cash equivalents                                                 14,542             7,579

Cash and cash equivalents on January 1                                                    62,450            55,186
                                                                                     ------------    --------------
Cash and cash equivalents on June 30                                                 $    76,992     $      62,765
                                                                                     ============    ==============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                             MILLIPORE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, shares in thousands)


1. General: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit certain information and disclosures which substantially duplicate information provided in the Company's latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of future trends or the Company's operations for the entire year. Certain reclassifications have been made to prior year financial statements to conform with the 2002 presentation.

2.  Inventories:  Inventories consisted of the following:

                                         June 30,               December 31,
                                           2002                     2001
                                    -----------------        -----------------

           Raw materials             $     35.6                  $   28.5
           Work in process                 17.1                      12.5
           Finished goods                  48.2                      39.0
                                    -----------------        -----------------
           Total                     $    100.9                  $   80.0
                                    =================        =================

3. Property, Plant and Equipment: Accumulated depreciation on property, plant and equipment was $174.7 at June 30, 2002 and $157.4 at December 31, 2001.


4. Restructuring Program and Other Charges: In the first quarter of 2001, the Company initiated a restructuring program and recorded a $16.5 restructuring charge, consisting primarily of employee termination costs, and $1.5 of fixed asset write-offs for assets which were no longer in use. Approximately 215 positions were eliminated and through June 30, 2002, approximately 175 employees have left the Company. The restructuring actions are proceeding as planned and the remaining reserve balance, which is included in accrued expenses at June 30, 2002, will be substantially paid by the end of 2002.

    The following is a summary of the 2001 Restructuring Program reserve balance at June 30, 2002:

                                               Balance at               Cash             Balance at
                                            December 31, 2001       disbursements      June 30, 2002
                                            ------------------     ---------------     --------------
           Employee severance costs          $         4.6           $       1.4       $          3.2
           Leasehold and other costs                   0.7                   0.3                  0.4
                                             ---------------         -----------       --------------
           Total                             $         5.3           $       1.7       $          3.6
                                             ===============         ===========       ==============


5. Basic and Diluted Earnings Per Share: Share information used to calculate earnings per share ("EPS") is as follows:


                                                                        Three Months Ended      Six Months Ended
                                                                             June 30,               June 30,
                                                                       -------------------    ------------------
                                                                           2002      2001       2002       2001
                                                                           ----      ----       ----       ----
           Weighted average common shares outstanding for                48,176    46,928     48,034     46,678
           basic EPS
           Dilutive effect of stock options and restricted stock            300       953        443        979
                                                                         ------    ------     ------     ------

           Weighted average common shares outstanding for                48,476    47,881     48,477     47,657
           diluted EPS                                                   ======    ======     ======     ======

                             MILLIPORE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, shares in thousands)

6. Comprehensive Income: The following table presents the components of comprehensive income (loss), net of taxes:

                                                                          Three Months Ended       Six Months Ended
                                                                               June 30,                June 30,
                                                                         --------------------     -------------------
                                                                           2002        2001         2002       2001
                                                                           ----        ----         ----       ----
         Net unrealized gain (loss) on securities available for sale     $    -       $   0.5      $  (0.1)  $   (0.8)
         Impact of adopting SFAS No. 133                                      -             -            -       (5.1)
         Change in value of foreign currency interest rate swaps
         designated as hedges                                                 -             -            -        5.9
         Foreign currency translation adjustments                          25.5          (6.7)        20.4      (23.8)
                                                                         ------       -------      -------   --------

         Other comprehensive income (loss)                                 25.5          (6.2)        20.3      (23.8)
         Net income (loss)                                                 22.4          (8.7)        44.9       (3.6)
                                                                         ------       -------      -------   --------

         Total comprehensive income (loss)                               $ 47.9       $ (14.9)     $  65.2   $  (27.4)
                                                                         ======       =======      =======   ========

7. Legal proceedings: On July 21, 1999 Amersham Pharmacia Biotech AB ("APB") (now known as Amersham Biosciences AB) of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB appealed this decision and, on July 5, 2001, the British Appeals Court affirmed the decision of the High Court. On February 13, 2002, the House of Lords rejected APB's request for leave to appeal the decision of the Appeals Court. The High Court also ruled that a discontinued product did infringe one of the APB patents. A hearing on damages has yet to be scheduled with respect to this matter. In any event, the outcome of this suit is not expected to have a material adverse effect on the Company's financial position, cash flows and results of operations.

8. Business Segment Information: The Company's chief decision makers evaluate the performance of the Company and make resource allocation decisions based on total consolidated company results. As a result of this evaluation, the Company determined that it has three operating segments: BioPharmaceutical, Laboratory Water and Life Sciences.

    BioPharmaceutical develops, manufactures and sells consumable products and capital equipment and provides related services used in drug manufacturing. Laboratory Water and Life Sciences manufacture and sell instrumentation, consumable products and services used in drug discovery and development. For all three of these operating segments within the bioscience industry, economic characteristics, production processes, products and services, types and classes of customers, methods of distribution and regulatory environments are similar. Because of these similarities, the three segments have been aggregated into one reporting segment for financial statement purposes.

                             MILLIPORE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, shares in thousands)

     Please refer to the condensed consolidated financial statements for financial information regarding the one reportable segment of the Company.

 9. Discontinued Operations: On February 27, 2002, the Company distributed its remaining ownership interest in Mykrolis Corporation common stock as a dividend to the Company's shareholders. At that date, the net assets of discontinued operations less minority interest was recorded as a $300.2 reduction to shareholders' equity.

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

     As discussed in note 10, the Company adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 did not have a significant impact on the Company's discontinued operations included in the consolidated financial statements. The aggregate amortization expense included in the accrued loss on disposal of discontinued operations was $0.4 in the second quarter of 2001 which would not have changed the basic or diluted income
     (loss) per share.

10. Adoption of New Accounting Pronouncements: Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their economic lives. The adoption of SFAS No. 142 did not have an impact on the Company's continuing operations presented in the consolidated financial statements. SFAS No. 142 did not have a significant impact on the Company's discontinued operations. See note 9 for additional information regarding the impact of the adoption on the Company's discontinued operations.

     The following is the summary of amortized intangible assets:

                                                               June 30, 2002                      December 31, 2001
                                                    Gross Carrying      Accumulated      Gross Carrying        Accumulated
                                                       Amount           Amortization         Amount            Amortization
                                                  ----------------------------------     ----------------------------------
       Patented and unpatented technology               $  18.4            $    9.7           $  18.1             $   9.0
       Trade names                                         19.0                 4.5              19.0                 3.9
       Licenses and other                                   9.2                 3.6               8.8                 3.0
                                                        -------            --------           -------             -------
           Total                                        $  46.6            $   17.8           $  45.9             $  15.9
                                                        =======            ========           =======             =======

Aggregate amortization expense for intangible assets for the six months ended June 30, 2002 and 2001 was approximately $1.8 and $2.0, respectively.

The estimated aggregate amortization expense for amortized intangible assets owned as of June 30, 2002 for each of the five succeeding fiscal years is as follows:

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

Results of Operations

The following table summarizes sales growth by geography in the second quarter of 2002 as compared to the second quarter of 2001:

                                             June 30,                     Sales Growth In
U.S. dollars in millions                2002            2001      U.S. Dollars        Local Currency
Americas                              $   80          $   80             -                   -
Europe                                    64              55            18%                 12%
Asia/Pacific                              32              33            (3)%                (2)%
                                      ------          ------         -----                ----

    Total                             $  176          $  168             5%                  4%
                                      ======          ======         =====                ====

Net sales for the second quarter of 2002 were $176.1 million as compared to $168.0 million for the same period of the prior year, an increase of 5 percent. Sales growth of 4 percent, in local currency, was 100 basis points lower than the 5 percent sales growth in U.S. dollars due to the impact of translating sales denominated in currencies other than the U.S. dollar. In general, a weaker U.S. dollar will positively impact sales growth. During the second quarter of 2002 as compared to the second quarter of 2001 the U.S. dollar weakened against the Euro on average by approximately 4% and strengthened against the Yen by approximately 4%. The geographic sales volume and the timing of sales transactions during the quarter resulted in a more significant foreign exchange impact to reported results from the Euro as compared to the Japanese Yen.

By geography, local currency sales in North America were flat with the same quarter in 2001. Sales in the second quarter of 2001 were unusually strong in the biopharmaceutical manufacturing business in the United States as a result of sales to three customers which were completing and validating new manufacturing facilities. The strong European sales growth, in local currency, in the second quarter of 2002 was reflective of an expanding biotechnology business with both U.S. multinational customers and European customers as well as strong sales of instrumentation and consumables to laboratories. The Asia/Pacific business declined 2% in local currency compared to the same quarter last year. We believe this is primarily a result of the recessionary economic conditions in the region, particularly in Japan.

By market, local currency revenue growth was strongest for products used in the biotechnology markets (12%) and life science research (6%) which together account for 49% of sales. The other bioscience markets which include classical pharmaceutical, clinical and analytical laboratories and food and beverage markets declined 2% in local currency. The strong growth in the biotechnology markets is a combination of a 14% increase in consumables and a 2% increase in hardware sales reflecting the continued growth of commercialized biologicals, recombinant proteins and vaccines. The life science research growth rate has declined as compared to the growth rates reported in the last few quarters reflecting a decrease in demand as pharmaceutical companies shift resources from discovery of new targets to validation of targets identified in 2000 and 2001. We continued to see a decline in sales to ultra-high throughput sequencing laboratories as these customers completed the study of their chosen model organisms. Additionally, we believe recent customer consolidations have resulted in a temporary reduction in demand as the consolidated companies refocus projects, potentially relocate laboratories and work down duplicate inventories. The declining demand in the other biosciences markets was primarily a result of beverage customers' process improvements which enable a delay in consumable change outs as well as a changing mix of products which require less clarification. Additionally, the Company saw relatively flat demand for sterilizing filtration devices used in feed

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

streams for parenteral products, vaccines and contact lens solutions. Offsetting these was an approximately 1% growth in the laboratory general filtration business.

Gross profit margins were 57.5% in the second quarter of 2002 compared to 57.1% reported in the second quarter of 2001. The improved margins were the result of a favorable mix of sales in high margin consumables, increased sales in higher margin geographies and volume efficiencies. Somewhat offsetting this favorability were increased costs resulting from the strengthening of the Euro specifically for products manufactured in Europe which were sold to customers located in other geographic locations.

Selling, general and administrative (SG&A) expenses increased 4% in the second quarter of 2002 as compared to the second quarter of 2001. This growth rate is consistent with the growth in sales. As a percentage of net sales, SG&A expenses in local currencies were 31% in the second quarters of both 2002 and 2001.

Research and development (R&D) expenses increased 21% in the second quarter of 2002, as compared to the second quarter of 2001. This increase is due to planned investments in strategic R&D programs particularly in biopharmaceutical manufacturing applications. As a percentage of sales, R&D expenses represented 7.7% as compared to 6.7% in the same quarter of 2001.

In the first quarter of 2001, the Company initiated a restructuring program and recorded a $16.5 million restructuring charge, consisting primarily of employee termination costs and $1.5 million of fixed asset write-offs for assets which were no longer in use. Approximately 215 positions were eliminated and, through June 30, 2002, approximately 175 employees have left the Company. The $3.6 million remaining balance of the restructuring reserve at June 30, 2002 relates primarily to employee severance costs which will be substantially paid by the end of 2002.

Net interest expense decreased in the second quarter of 2002 as compared to the second quarter of 2001 primarily attributed to lower average borrowings and decreased average rates which were partially offset by lower interest income from cash and cash equivalents. The decrease in average rates primarily relates to the Company replacing its $100.0 million 7.23% unsecured note with available borrowing capacity under its revolving credit facility which had a 3.1% average rate during the second quarter of 2002.

The effective income tax rate for the second quarter of 2002 was 22% consistent with the same quarter of the prior year.

Discontinued Operations

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

Foreign Currency Exchange Rate Risks

A substantial portion of the Company's business is conducted outside of the United States through its foreign subsidiaries, generally in the local currency. Approximately 37% of the Company's sales are derived from Europe

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

where, in the second quarter of 2002 the U.S. dollar weakened against the Euro and 19% of the sales are from Asia/Pacific where the U.S. dollar strengthened against the Japanese Yen as compared to the second quarter of 2001. The Company is able to partially mitigate the impact of currency fluctuations by active management of cross border currency flows, varied geographic material sourcing and the use of forward contracts to hedge certain foreign currency exposures. Generally, when the U.S. dollar strengthens against currencies in which the Company transacts its business, sales and net income will be adversely impacted.

The Company enters into forward foreign exchange contracts principally to hedge the impact of currency fluctuations on certain intercompany balances. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically range for less than three months. At June 30, 2002, the Company held forward foreign exchange contracts with notional amounts totaling approximately $25 million. The fair value of these contracts was not material at June 30, 2002.

Capital Resources and Liquidity

Cash generated by operations in the first six months of 2002 was $22.4 million, compared to $8.6 million in the first six months of 2001. The increase in cash flow from operations was primarily the result of improvements in the collections of accounts receivable in 2002 as compared to 2001 as well as the payment of income taxes in first quarter of 2001 which was principally offset by increased inventory in 2002. In both years, accrued expenses declined as prior year incentive accruals were paid to employees. For the six months of 2002, although accounts receivable increased $1.1 million, days sales outstanding in local currencies improved from 85 days at December 31, 2001 to 83 days at the end of the second quarter of 2002 related to improved collection activity primarily in the United States which offset a mix of slower paying European and Japanese customers. Inventory levels increased $13.7 million (10 days of supply in local currency) due to anticipation of increased sales in the second half of 2002 and specific raw material advance purchases. Cash generated by operations in 2001 was negatively impacted by approximately $20.0 million for payments made to foreign tax jurisdictions.

Operating cash flow generated in 2002 was used to invest in $31.9 million of property plant and equipment, other assets and intangibles. The Company also paid $5.3 million of dividends in the first quarter of 2002. The Company discontinued future dividend payments and instead will focus on investing in R&D and building productive capacity. The Company received $12.6 million from the exercise of employee stock options and increased borrowings under its revolving credit facility by $18.8 million.

On April 1, 2002, the Company used available borrowing capacity under its revolving credit facility to satisfy the $100.0 million 7.23% unsecured note due at that time. Because of the Company's ability and intent to continuously refinance such borrowings under its revolving credit facility, short-term borrowings with maturities within the next 12 months have been classified as long-term.

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

Adoption of New Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No.142, "Goodwill and Other Intangible Assets" and SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 142 requires that ratable amortization of goodwill is replaced with periodic tests of the goodwill's impairment and that intangible

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

assets other than goodwill be amortized over their economic lives. The adoption of SFAS No. 142 did not have a significant impact on the Company's consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The mitigating actions enumerated above under "Foreign Currency Exchange Rate Risks" in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K have effectively mitigated the impact of exchange rate fluctuations and credit risk on the Company's results of operations and financial position to a level which is not material.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The annual Meeting of Stockholders of Millipore Corporation was held on April 25, 2002. At the Annual Meeting the following matters were voted on:

     a. The election of three Class III Directors for a three-year term (expiring in 2005). The following votes were tabulated with respect to the election:

                                             Votes "For"        Against
                                             -----------        -------
          Maureen A. Hendricks               43,674,868        1,017,781
          Richard J. Lane                    37,371,437        7,321,212
          Francis J. Lunger                  43,661,361        1,031,288

     b. Adoption of an amendment to the Millipore Corporation 1999 Stock Incentive Plan ("the Plan") to increase the number of shares subject to the Plan. The following votes were tabulated and the amendment was accordingly adopted:

          For                                                   29,161,931
          Against                                               11,437,678
          Abstain                                                  285,351
          Broker Non-Votes                                       3,807,689

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits.

         10.1  Amended and restated 1999 Stock Incentive Plan

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b.  Report on Form 8-K

         No reports on Form 8-K have been filed by the Company during the fiscal quarter ended June 30, 2002.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Millipore Corporation
                                            Registrant



August 8, 2002                              /s/ Kathleen B. Allen
--------------                              ------------------------------------
Date                                        Kathleen B. Allen
                                            Vice President and Chief Financial
                                            Officer

August 8, 2002                              /s/ Donald B. Melson
--------------                              ------------------------------------
Date                                        Donald B. Melson
                                            Corporate Controller and Chief
                                            Accounting Officer



                                  Exhibit Index

Exhibit
Number          Exhibit Title
-------         -------------
10.1            Amended and restated 1999 Stock Incentive Plan


99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002