Form 10-Q
period 2002-09-30
MILLIPORE CORP /MA
filed 2002-11-12
CIK 66479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the transition period from_______to_______


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

Yes    X     No _____
    -------

The Company had 48,396,226 shares of common stock outstanding as of November 8, 2002.

                              MILLIPORE CORPORATION
                               INDEX TO FORM 10-Q


                                                                                     Page No.
                                                                                     --------
PART I.           FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                       September 30, 2002 and December 31, 2001                           2

                  Condensed Consolidated Statements of Income -
                       Three and nine months ended September 30, 2002 and 2001            3

                  Condensed Consolidated Statements of Cash Flows -
                       Nine months ended September 30, 2002 and 2001                      4

                  Notes to Condensed Consolidated
                       Financial Statements                                             5-8

Item 2.           Management's Discussion and Analysis
                       of Financial Condition and Results of Operations                9-14

Item 3.           Quantitative and Qualitative Disclosures about Market Risk             15

Item 4.           Controls and Procedures                                                15

PART II.          OTHER INFORMATION

Item 1            Legal Proceedings                                                      15

Item 6.           Exhibits and Reports on Form 8-K                                       15

Signatures                                                                               16

Certifications                                                                        17-18

                              MILLIPORE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                     September 30,                December 31,
                                                                         2002                         2001
                                                                   -----------------            ----------------
ASSETS                                                                (Unaudited)
------
Current assets
   Cash and cash equivalents                                        $       90,950               $      62,450
   Accounts receivable, net                                                154,261                     154,606
   Inventories                                                             104,165                      80,046
   Deferred income taxes                                                     8,509                       8,509
   Other current assets                                                      6,488                       4,513
                                                                   -----------------            ----------------
Total Current Assets                                                       364,373                     310,124

Property, plant and equipment, net                                         234,543                     200,330
Deferred income taxes                                                       82,622                      82,622
Intangible assets, net                                                      28,790                      29,991
Goodwill                                                                     9,932                           -
Other assets                                                                11,099                      11,674
Net assets of discontinued operations                                            -                     279,155
                                                                   -----------------            ----------------

Total Assets                                                        $      731,359               $     913,896
                                                                   =================            ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
   Notes payable                                                    $        1,100               $       1,958
   Accounts payable                                                         44,932                      47,403
   Accrued expenses                                                         60,494                      63,534
   Accrued retirement plan contributions                                     6,607                       7,741
   Accrued income taxes payable                                              4,090                       6,546
   Dividends payable                                                             -                       5,266
                                                                   -----------------            ----------------
Total Current Liabilities                                                  117,223                     132,448

Long-term debt                                                             337,000                     320,000
Other liabilities                                                           24,300                      22,075
Minority interest in discontinued operations                                     -                      45,417
Shareholders' equity
   Common stock                                                             56,988                      56,988
   Additional paid-in capital                                               88,908                      88,584
   Retained earnings                                                       412,382                     600,479
   Unearned compensation                                                    (1,454)                     (2,785)
   Accumulated other comprehensive loss                                    (50,905)                    (83,457)
                                                                   -----------------            ----------------
                                                                           505,919                     659,809

   Less: Treasury stock, at cost, 8,654
   shares in 2002 and 9,112 in 2001                                       (253,083)                   (265,853)
                                                                   -----------------            ----------------
Total Shareholders' Equity                                                 252,836                     393,956
                                                                   -----------------            ----------------

Total Liabilities and Shareholders' Equity                          $      731,359               $     913,896
                                                                   =================            ================

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MILLIPORE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended                       Nine Months Ended
                                                                 September 30,                           September 30,
                                                          2002                 2001                2002                  2001
                                                      -------------       -----------------------------------       ---------------
Net sales                                             $     175,616       $      157,667      $       518,372       $       488,137
Cost of sales                                                76,795               70,579              220,845               216,593
                                                      -------------       --------------      ---------------       ---------------

     Gross profit                                            98,821               87,088              297,527               271,544

Selling, general and administrative expenses                 54,751               49,659              164,095               150,188
Research and development expenses                            12,940               11,458               38,858                33,395
Restructuring and other charges                                   -                    -                    -                17,962
                                                      -------------       --------------      ---------------       ---------------

     Operating income                                        31,130               25,971               94,574                69,999

Loss on investments                                          (2,344)                   -               (2,344)                    -
Interest income                                                 354                  577                  876                 2,158
Interest expense                                             (4,942)              (6,081)             (15,035)              (19,346)
                                                      -------------       --------------      ---------------       ---------------

Income from continuing operations before
income taxes                                                 24,198               20,467               78,071                52,811
Provision for income taxes                                    5,324                4,503               17,176                 9,283
                                                      -------------       --------------      ---------------       ---------------

Income from continuing operations                            18,874               15,964               60,895                43,528
                                                      -------------       --------------      ---------------       ---------------

Loss from discontinued operations, net of taxes                   -                    -                    -                (6,736)
(Loss) income on disposal of discontinued
operations, net of taxes                                          -                    -                2,900               (24,400)
                                                      -------------       --------------      ---------------       ---------------

    Total discontinued operations                                 -                    -                2,900               (31,136)
                                                      -------------       --------------      ---------------       ---------------

    Net income                                        $      18,874       $       15,964      $        63,795       $        12,392
                                                      =============       ==============      ===============       ===============

Basic income (loss) per share:
     Continuing operations                            $        0.39       $         0.34      $          1.27       $          0.93
     Discontinued operations                                      -                    -                 0.06                 (0.67)
                                                      -------------       --------------      ---------------       ---------------
     Net income                                       $        0.39       $         0.34      $          1.33       $          0.26
                                                      =============       ==============      ===============       ===============

Diluted income (loss) per share:
     Continuing operations                            $        0.39       $         0.33      $          1.26       $          0.91
     Discontinued operations                                      -                    -                 0.06                 (0.65)
                                                      -------------       --------------      ---------------       ---------------
     Net income                                       $        0.39       $         0.33      $          1.32       $          0.26
                                                      =============       ==============      ===============       ===============

Cash dividends declared per share                     $           -       $         0.11      $             -       $          0.33

Weighted average shares outstanding:
     Basic                                                   48,266               47,377               48,112                46,908
     Diluted                                                 48,405               48,364               48,441                47,902

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MILLIPORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                        2002                      2001
                                                                                  ----------------          ----------------
Cash Flows From Operating Activities:
------------------------------------
Net income                                                                           $   63,795                $   12,392
Less: Loss from discontinued operations, net of taxes                                         -                    (6,736)
      Income (loss) on disposal of discontinued operations, net of taxes                  2,900                   (24,400)
                                                                                     ----------                ----------
Income from continuing operations                                                        60,895                    43,528
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
   Restructuring and other charges                                                            -                    17,962
    Depreciation and amortization                                                        25,190                    23,265
   Changes in operating assets and liabilities, net:
      Decrease (increase) in accounts receivable                                          9,519                   (15,239)
      (Increase) in inventories                                                         (17,554)                   (4,705)
      Decrease (increase) in other current assets and other assets                        1,387                    (2,753)
      (Decrease) in accounts payable and accrued expenses                                (8,447)                  (19,344)
      (Decrease) in accrued retirement plan contributions                                (1,353)                       (5)
      (Decrease) in accrued income taxes                                                 (2,385)                  (19,586)
      Increase in other                                                                   1,815                     1,995
                                                                                     ----------                ----------
Net cash provided by operating activities                                                69,067                    25,118
                                                                                     ----------                ----------

Cash Flows From Investing Activities:
------------------------------------
   Additions to property, plant and equipment                                           (48,121)                  (49,847)
   Acquisition                                                                          (11,676)                        -
   Additions to investments and intangible assets                                        (2,609)                        -
                                                                                     ----------                ----------
Net cash used in investing activities                                                   (62,406)                  (49,847)
                                                                                     ----------                ----------

Cash Flows From Financing Activities:
------------------------------------
   Proceeds from issuance of treasury stock under stock plans                            13,749                    42,842
   Net change in debt                                                                    16,142                     4,456
   Dividends paid                                                                        (5,276)                  (15,435)
   Decrease in cash held as collateral                                                        -                     3,212
                                                                                     ----------                ----------
Net cash provided by financing activities                                                24,615                    35,075
                                                                                     ----------                ----------

Effect of foreign exchange rates on cash and cash equivalents                               676                    (2,204)
                                                                                     ----------                ----------
Net cash provided by continuing operations                                               31,952                     8,142
Net cash (used by) provided by discontinued operations                                   (3,452)                   31,930
                                                                                     ----------                ----------
Net increase in cash and cash equivalents                                                28,500                    40,072

Cash and cash equivalents on January 1                                                   62,450                    55,186
                                                                                     ----------                ----------

Cash and cash equivalents on September 30                                            $   90,950                $   95,258
                                                                                     ==========                ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MILLIPORE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, shares in thousands)


1. General: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in the Company's latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of future trends or the Company's operations for the entire year. Reclassifications have been made to prior year financial statements to conform with the 2002 presentation.

2. Inventories: Inventories consisted of the following:

                                     September 30,     December 31,
                                         2002              2001
                                    ---------------   --------------

      Raw materials                  $        35.5     $       28.5
      Work in process                         16.5             12.5
      Finished goods                          52.2             39.0
                                    ---------------   --------------
      Total                          $       104.2     $       80.0
                                    ===============   ==============

3. Property, Plant and Equipment: Accumulated depreciation on property, plant and equipment was $180.5 at September 30, 2002 and $157.4 at December 31, 2001.

4. Restructuring Program and Other Charges: In the first quarter of 2001, the Company initiated a restructuring program and recorded a $16.5 restructuring charge, consisting primarily of employee termination costs, and $1.5 of fixed asset write-offs for assets which were no longer in use. Approximately 215 positions were eliminated and through September 30, 2002, approximately 175 employees have left the Company. The restructuring actions are proceeding as planned and the remaining reserve balance, which is included in accrued expenses at September 30, 2002, will be substantially paid by the end of 2002.

   The following is a summary of the 2001 Restructuring Program reserve balance at September 30, 2002:

                                          Balance at          Cash and non-          Balance at
                                       December 31, 2001      cash activity      September 30, 2002
                                      -------------------    ---------------    --------------------
     Employee severance costs           $           4.6       $         2.5      $              2.1
     Leasehold and other costs                      0.7                 0.6                     0.1
                                        ---------------       -------------      ------------------
     Total                              $           5.3       $         3.1      $              2.2
                                        ===============       =============      ==================

5. Basic and Diluted Earnings Per Share: Share information used to calculate earnings per share ("EPS") is as follows:

                                                                   Three Months Ended    Nine Months Ended
                                                                      September 30,        September 30,
                                                                  --------------------  -------------------
                                                                     2002      2001        2002     2001
                                                                     ----      ----        ----     ----
     Weighted average common shares outstanding for basic EPS      48,266    47,377      48,112   46,908
     Dilutive effect of stock options and restricted stock            139       987         329      994
                                                                   ------    ------      ------   ------

     Weighted average common shares outstanding for diluted EPS    48,405    48,364      48,441   47,902
                                                                   ======    ======      ======   ======

                              MILLIPORE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, shares in thousands)

6. Comprehensive Income: The following table presents the components of comprehensive income (loss), net of taxes:

                                                                    Three Months Ended       Nine Months Ended
                                                                       September 30,           September 30,
                                                                  ----------------------  ----------------------
                                                                      2002      2001          2002      2001
                                                                      ----      ----          ----      ----
        Unrealized loss on securities available for sale            $  (0.2)  $  (0.6)      $  (0.3)  $  (1.3)
        Reclassification adjustment for losses realized in net
         income                                                         0.2         -           0.2         -
                                                                    -------   -------       -------   -------
        Net unrealized loss on securities available for sale              -      (0.6)         (0.1)     (1.3)
        Impact of adopting SFAS No. 133                                   -         -             -      (5.1)
        Change in value of foreign currency interest rate swaps
        designated as hedges                                              -         -             -       5.9
        Foreign currency translation adjustments                       (3.1)      4.9          17.3     (19.0)
                                                                    -------   -------       -------   -------

        Other comprehensive income (loss)                              (3.1)      4.3          17.2     (19.5)
        Net income                                                     18.9      16.0          63.8      12.4
                                                                    -------   -------       -------   -------

        Total comprehensive income (loss)                           $  15.8   $  20.3       $  81.0   $  (7.1)
                                                                    =======   =======       =======   =======

7. Legal proceedings: On July 21, 1999 Amersham Pharmacia Biotech AB ("APB") (now known as Amersham Biosciences AB) of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more of the claims contained in APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB appealed this decision and, on July 5, 2001, the British Appeals Court affirmed the decision of the High Court. On February 13, 2002, the House of Lords rejected APB's request for leave to appeal the decision of the Appeals Court. The High Court also ruled that a discontinued product did infringe one of the APB patents. A hearing on damages has yet to be scheduled with respect to this matter. However, the parties are currently negotiating an out-of-court settlement. In any event, the outcome of this suit is not expected to have a material adverse effect on the Company's financial position, cash flows and results of operations.

8. Business Segment Information: The Company's chief decision makers evaluate the performance of the Company and make resource allocation decisions based on total consolidated company results. As a result of this evaluation, the Company determined that it has three operating segments: BioPharmaceutical, Laboratory Water and Life Sciences.

   BioPharmaceutical develops, manufactures and sells consumable products and capital equipment and provides related services used principally in drug manufacturing. Laboratory Water and Life Sciences manufacture and sell instrumentation, consumable products and services used in drug discovery and development and other applications. For all three of these operating segments, economic characteristics, production processes, products and services, types and classes of customers, methods of distribution and regulatory environments are similar. Because of these similarities, the three segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the condensed consolidated financial statements for financial information regarding the one reportable segment of the Company.

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

                              MILLIPORE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, shares in thousands)

    In the second quarter of 2001, the Company and Mykrolis Corporation entered into various agreements covering a range of issues relating to the separation of Mykrolis Corporation from the Company. Among other things, these agreements provide for facilities, services, contract manufacturing and research for various periods of time and under various pricing arrangements. For the period from January 1, 2002 through February 27, 2002, the distribution date, the Company sold Mykrolis Corporation $0.5 of product and was reimbursed $1.3 for expenses incurred on its behalf as a result of these agreements.

    As discussed in note 12, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142 effective January 1, 2002. The adoption of SFAS No. 142 did not have a significant impact on the Company's discontinued operations included in the consolidated financial statements. The aggregate amortization expense included in the accrued loss on disposal of discontinued operations was $0.4 in the second quarter of 2001 which would not have changed the basic or diluted income (loss) per share.

10. Loss on Investments: In the third quarter of 2002, the Company recorded a $2.3 loss on investments which consisted primarily of the write-down of the Company's investment in PurePulse Technologies, Inc. ("PurePulse"). In the first quarter of this year, Millipore made a $2.2 equity investment in PurePulse in conjunction with a transaction whereby the Company acquired rights to sell virus inactivation products utilizing PurePulse's intense, pulsed light technology. However, PurePulse was unable to secure additional equity investors and, during the third quarter, announced that it would suspend operations. The Company and PurePulse have renegotiated their technology transaction in light of PurePulse's suspension of operations. The new arrangement replaces the original development and product supply transaction with a royalty-bearing license under which Millipore has exclusive rights, within its fields of use, to develop, manufacture and sell virus inactivation products using the PurePulse technology.

11. Acquisition: During the third quarter of 2002, the Company acquired substantially all of the net assets of CPG, Inc ("CPG") for $11.6 in cash. CPG had been a supplier of Millipore for several years, providing the base material for some of its chromatography media products. The acquisition included the intellectual property and physical assets. The purchase price has been preliminarily allocated to the identifiable tangible assets of approximately $0.8, and intangible assets of $0.9, based on estimated fair market values of those assets, with the remaining $9.9 allocated to goodwill. The allocation of the purchase price will be finalized during the fourth quarter. The acquisition was accounted for under the provisions of SFAS No. 141.

12. Goodwill and Other Intangibles: Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their economic lives. The adoption of SFAS No. 142 did not have an impact on the Company's continuing operations presented in the consolidated financial statements. SFAS No. 142 did not have a significant impact on the Company's discontinued operations. See note 9 for additional information regarding the impact of the adoption on the Company's discontinued operations. The acquisition described in note 11 included approximately $9.9 of goodwill.

    The following is the summary of amortizable intangible assets:

                                                   September 30, 2002                  December 31, 2001
                                              Gross Carrying   Accumulated       Gross Carrying   Accumulated
                                                  Amount      Amortization           Amount      Amortization
                                            ---------------------------------  ---------------------------------
     Patented and unpatented technology         $     22.2     $     10.2          $     20.8       $     9.0
     Trade names                                      19.0            4.8                19.0             3.9
     Licenses and other                                6.3            3.7                 6.1             3.0
                                                ----------     ----------          ----------       ---------
       Total                                    $     47.5     $     18.7          $     45.9       $    15.9
                                                ==========     ==========          ==========       =========

    Aggregate amortization expense for intangible assets for the nine months ended September 30, 2002 and 2001 was approximately $2.8 and $2.9, respectively.

                             MILLIPORE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, shares in thousands)

     The estimated aggregate amortization expense for amortizable intangible assets owned as of September 30, 2002 for each of the five succeeding fiscal years is as follows:

               2002                                  $   3.3
               2003                                  $   2.9
               2004                                  $   2.8
               2005                                  $   2.6
               2006                                  $   2.6


13. New Accounting Pronouncements: Effective January 1, 2002, the Company adopted SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. In addition, the standard eliminates the requirement to accrue for losses through the estimated date of disposal of a business. The adoption of SFAS No. 144 did not have an impact on the Company's consolidated financial statements.

     In July, 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective January 1, 2003. SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)".

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation
The following discussion of the Results of Operations includes reference to U.S. dollars and "local currencies". Local currency results represent the foreign currency balances translated, in all periods presented, at Millipore's budgeted exchange rates for 2002, thus excluding the impact of fluctuations in the actual foreign currency rates. The Company's management uses this presentation for internal evaluation of the financial performance of the Company because it believes that the local currency results provide a clearer presentation of underlying business trends. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates.

Results of Operations
The following discussion of net sales summarizes sales growth by both the geographies in which the Company's products were sold and the markets in which the Company's products were used.

Net Sales by Geography
The following table summarizes sales growth by geography in 2002 as compared to 2001:

For the three months ended September 30:

                                            U.S. dollars in millions          Percent Sales Growth (Decline) in
                                              2002            2001             U.S. Dollars     Local Currency
-----------------------------------------------------------------------     -------------------------------------
Americas                                     $   80          $   73                 10%               10%
Europe                                           65              52                 25%               14%
Asia/Pacific                                     31              33                 (6)%              (8)%
                                             ------          ------              -----             -----

    Total net sales by geography             $  176          $  158                 11%                8%
                                             ======          ======              =====             =====

For the nine months ended September 30:

                                            U.S. dollars in millions          Percent Sales Growth (Decline) in
                                              2002            2001             U.S. Dollars     Local Currency
                                         ------------------------------     -------------------------------------
Americas                                     $  235          $  228                  3%                3%
Europe                                          188             163                 15%               12%
Asia/Pacific                                     95              97                 (2)%               -
                                             ------          ------              -----             -----

    Total net sales by geography             $  518          $  488                  6%                6%
                                             ======          ======              =====             =====

Net sales, in U.S. dollars, for the third quarter of 2002 were $175.6 million as compared to $157.7 million for the same period of the prior year, an increase of 11 percent. Sales growth of 11 percent, in U.S. dollars, was 300 basis points higher than the 8 percent sales growth in local currency due to the impact of translating sales denominated in currencies other than the U.S. dollar. In general, a weaker U.S. dollar will positively impact sales growth. During the third quarter of 2002 as compared to the third quarter of 2001, the U.S. dollar weakened on average against the Euro by approximately 10% and against the Yen by approximately 2%. The geographic sales volume resulted in a more significant foreign exchange impact to reported results from the Euro as compared to the Japanese Yen. For the nine months ended September 30, 2002 and 2001, sales growth of 6% was the same in U.S. dollars and in local currency, although the geographic dynamics of foreign exchange were different as the U.S. dollar weakened against the Euro on average by approximately 3% but strengthened against the Yen by approximately 5%.

By geography, local currency sales in the Americas grew 10% in the third quarter of 2002 as compared to the same quarter in 2001. This reflected a combination of 13% growth in North America and a 17% decline in sales in Latin America which represents approximately 7% of the sales of the total Americas. The sales decline in Latin America was predominantly due to Brazil, where the uncertain political environment and a weak local economy negatively impacted demand for products. Sales in North America continue to be strong across all businesses. For the nine months ended September 30, local currency sales growth in the total Americas was 3% and consisted

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of 4% increase in North America offset by a 5% percent decline in Latin America. Local currency sales in the European region grew 14% for the three months ended September 30, 2002 compared to the same period of 2001 and 12% for the nine month period ended September 30, 2002. European sales growth was strongest for consumable products and capital equipment sold into the biotechnology market as well as into the other bioscience markets. Local currency sales in the Asia/Pacific region declined 8% for the three months ended September 30 2002 compared to the same period of 2001 and was unchanged for the nine month period ended September 30, 2002. The decline in the Asia/Pacific region began in the second quarter of 2002 and has continued into the third quarter. This decline is due to the Japanese market which has been hampered by continued deflationary economic conditions, delayed capital equipment expansions and consolidations within our customer base.

Net Sales by Market
The Company sells its products into three markets, biotechnology, life science research and other bioscience. The biotechnology market consist of manufacturers of biotherapeutics. The life science research market consists of research activities in genomics, proteomics and drug discovery within private and publicly funded organizations. The other bioscience markets principally include classical pharmaceutical, beverage, and clinical and analytical laboratories.

The following table summarizes sales growth in local currency by market in 2002 as compared to 2001:

For the three months ended September 30:

                                                               in millions             Percent Sales
                                                            2002         2001             Growth
                                                       -------------------------      ---------------
Biotechnology                                             $    59    $    51                16%
Life Science Research                                          25         24                 5%
Other Bioscience                                               94         90                 4%
                                                          -------    -------            ------

    Total local currency net sales by market                  178        165                 8%
    Foreign exchange                                           (2)        (7)                3%
                                                          -------    -------            ------
    Total U.S. dollar net sales by market                 $   176    $   158                11%
                                                          =======    =======            ======

For the nine months ended September 30:

                                                               in millions             Percent Sales
                                                            2002         2001             Growth
                                                       -------------------------      ---------------
Biotechnology                                             $   182    $   162                12%
Life Science Research                                          77         72                 7%
Other Bioscience                                              279        275                 2%
                                                          -------    -------            ------

    Total local currency net sales by market                  538        509                 6%
    Foreign exchange                                          (20)       (21)                -
                                                          -------    -------            ------
    Total U.S. dollar net sales by market                 $   518    $   488                 6%
                                                          =======    =======            ======

By market, local currency revenue growth was strongest for products used in the biotechnology market with 16% growth for the third quarter of 2002 as compared to the same period of the prior year and 12% for the nine month period of 2002 as compared to 2001. Sales of products used in the life science research market grew 5% and 7% for the September three month and nine month periods of 2002, respectively, as compared to the same periods of 2001. The combination of these two markets comprises about 48% of sales for 2002, which has steadily increased from approximately 46% in 2001. Product sales in the other bioscience markets grew 4% and 2%, in local currency, for the three month and nine month periods of 2002 as compared to the comparable periods of 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The year to date growth of 12% in the biotechnology market reflects the combination of sales growth in both consumables and capital equipment sales. The strong growth in the biotechnology market for the third quarter of 2002 as compared to the third quarter of 2001 is the combination of double digit growth of consumable product sales into the biotechnology market and continued growth in capital equipment sales. Additionally, the 2002 third quarter sales growth of 16% was the highest quarterly growth rate in 2002 as compared to the prior year due to the low third quarter sales in 2001.

The life science research growth rate for the third quarter of 2002 as compared to the same period of 2001 has declined as compared to the growth rates reported in the first half of 2002. Sales of products used in genomics applications have continued to decline in the quarters of 2002 particularly in sales to ultra-high throughput sequencing laboratories in Japan following the completion of the human, mouse and rice genomes. Future gene mapping programs planned for the third quarter and the remainder of the year have been deferred to future periods. Volume reductions were also noted in some European and domestic sequencing centers related to the completion of model organisms and delays in new programs. Financial constraints have resulted in reduced spending at a number of life science research centers and contract labs. The declines noted in genomics spending have also affected growth in proteomics as pharmaceutical companies and research institutions proceed cautiously in this extremely complex and challenging area. Revenue growth for drug discovery continues to be strong.

In the other bioscience markets, revenue growth of 4% and 2% was reported for the third quarter and nine month periods of 2002 compared to the comparable periods of 2001. The European and U.S. markets showed positive growth despite a significant reduction in the build out of new laboratories which adversely impacted the sales growth rate of lab water equipment. The growth in the European and U.S. markets was partially offset by continued deflationary conditions and government funding delays in Japan.

Within all three markets, approximately 80% of sales were for consumable products and 20% for equipment, which is consistent with the nine months of the prior year.

Gross profit margins were 56.3% in the third quarter of 2002 compared to 55.2% reported in the third quarter of 2001 and 57.4% and 55.6% for the nine months ended 2002 and 2001, respectively. The improved margins were the result of a favorable mix of sales in high margin consumables, increased sales in higher margin geographies and volume efficiencies.

Selling, general and administrative (SG&A) expenses increased 10% in the third quarter of 2002 as compared to the third quarter of 2001 and 9% in the nine months of 2002 as compared to the nine months of 2001. The Company has strategically invested resources focused on customer services, field technical support, new product launches and future sales initiatives focused on improving the Company's competitive position. As a percentage of net sales, SG&A expenses were 31.2% and 31.5%, in the third quarters of 2002 and 2001, respectively and 31.7% and 30.8%, in the nine months of 2002 and 2001, respectively.

Research and development (R&D) expenses increased 13% in the third quarter of 2002, as compared to the third quarter of 2001 and 16% for the nine months of 2002 as compared to the nine months of 2001. This increase is due to planned investments in R&D programs particularly in biotechnology and life science research applications. As a percentage of sales, R&D expenses represented 7.4% in the third quarter of 2002 as compared to 7.3% in the same quarter of 2001 and 7.5% in the nine months of 2002 as compared to 6.8% in the same period of the prior year.

In the first quarter of 2001, the Company initiated a restructuring program and recorded a $16.5 million restructuring charge, consisting primarily of employee termination costs and $1.5 million of fixed asset write-offs for assets which were no longer in use. Approximately 215 positions were eliminated and, through September 30, 2002, approximately 175 employees have left the Company. The $2.2 million remaining balance of the restructuring reserve at September 30, 2002 relates primarily to employee severance costs which will be substantially paid by the end of 2002.

In the third quarter of 2002, the Company recorded a $2.3 million loss on investments which consisted primarily of the write-down of the Company's investment in PurePulse Technologies, Inc. ("PurePulse"). In the first quarter

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of this year, Millipore made a $2.2 million equity investment in PurePulse in conjunction with a transaction whereby the Company acquired rights to sell virus inactivation products utilizing PurePulse's intense, pulsed light technology. However, PurePulse was unable to secure additional equity investors and, during the third quarter, announced that it would suspend operations. The Company and PurePulse have renegotiated their technology transaction in light of PurePulses's suspension of operations. The new arrangement replaces the original development and product supply transaction with a royalty-bearing license under which Millipore has exclusive rights, within its fields of use, to develop, manufacture and sell virus inactivation products using the PurePulse technology.

Net interest expense decreased in the third quarter and the nine months of 2002 as compared to the same periods of the prior year. This decrease is primarily attributed to lower average borrowings and decreased average rates which were partially offset by lower interest income from cash and cash equivalents. The Company replaced $25.0 million of debt at an interest rate of 7.20% in the fourth quarter of 2001 and $100.0 million of debt at an interest rate of 7.23% in the second quarter of 2002 with available borrowing capacity under its revolving credit facility which had an average rate of approximately 3.0% throughout 2002.

The effective income tax rate for the third quarter of 2002 was 22%, consistent with the same quarter of the prior year. The effective income tax rate for the nine months of 2002 and 2001 was 22% and 17.6%, respectively. Excluding the effect of the restructuring items in 2001, the Company's effective income tax rate on income from operations in 2001 was 22%.

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

In the second quarter of 2001, the Company and Mykrolis Corporation entered into various agreements covering a range of issues relating to the separation of Mykrolis Corporation from the Company. Among other things, these agreements provide for facilities, services, contract manufacturing and research for various periods of time and under various pricing arrangements. For the period from January 1, 2002 through February 27, 2002, the distribution date, the Company sold Mykrolis Corporation $0.5 of product and was reimbursed $1.3 for expenses incurred on its behalf as a result of these agreements.

Acquisition
During the third quarter of 2002, the Company acquired substantially all of the net assets of CPG, Inc ("CPG") for $11.6 million in cash. CPG had been a supplier of Millipore for several years, providing the base material for some of its chromatography media products. The acquisition included the intellectual property and physical assets. The purchase price has been preliminarily allocated to the identifiable tangible assets of approximately $0.8 million, and intangible assets of $0.9 million, based on estimated fair market values of those assets, with the remainder allocated to goodwill. The acquisition was accounted for under the provisions of SFAS No. 141. The allocation of the purchase price will be finalized during the fourth quarter.

Foreign Currency Exchange Rate Risks
A substantial portion of the Company's business, approximately 60%, is conducted outside of the United States, generally in the local currency. The Company is able to partially mitigate the impact of currency fluctuations by active management of cross border currency flows, varied geographic material sourcing and the use of forward contracts to hedge various foreign currency exposures. Generally, when the U.S. dollar strengthens against currencies in which the Company transacts its business, sales and net income will be adversely impacted.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company enters into forward foreign exchange contracts principally to hedge the impact of currency fluctuations on various intercompany balances. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically span less than three months. At September 30, 2002, the Company held forward foreign exchange contracts with notional amounts totaling approximately $35 million. The fair value of these contracts was not material at September 30, 2002.

Capital Resources and Liquidity
Cash generated by operations in the first nine months of 2002 was $69.1 million, compared to $25.1 million in the first nine months of 2001. The increase in cash flow from operations was primarily the result of improvements in the collections of accounts receivable and payments related to accrued expenses, the payment of income taxes in first quarter of 2001, offset by increased inventory in 2002. For the nine months of 2002, accounts receivable declined $9.5 million resulting in improved days sales outstanding, in local currencies, from 85 days at December 31, 2001 to 81 days at the end of the third quarter of 2002. The improved collection activity primarily related to the United States which offset slower paying European customers. Inventory levels increased $17.6 million due to anticipated sales in 2003 for long lead time production items and planned raw material advance purchases. Accrued expenses decreased $8.4 million in 2002 as compared to a decrease of $19.3 million in 2001 principally due to reduced incentive compensation. Cash generated by operations in 2001 was negatively impacted by approximately $24.3 million for non-recurring payments made in foreign tax jurisdictions.

Operating cash flow generated in 2002 was used to invest in $50.7 million of property, plant and equipment, and intangible and other assets, and $11.6 million for the acquisition of CPG. The Company also paid $5.3 million of dividends in the first quarter of 2002. Beginning in the second quarter of 2002, the Company discontinued dividend payments and instead will focus on investing in R&D and building productive capacity. The Company received $13.7 million from the exercise of employee stock options and increased borrowings under its revolving credit facility by $16.1 million.

On April 1, 2002, the Company used available borrowing capacity under its revolving credit facility to satisfy the $100.0 million 7.23% unsecured note due at that time. Because of the Company's ability and intent to continuously refinance such borrowings under its revolving credit facility, short-term borrowings with maturities within the next 12 months have been classified as long-term.

Legal Proceedings
On July 21, 1999 Amersham Pharmacia Biotech AB ("APB") (now known as Amersham Biosciences AB) of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more of the claims contained in APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB appealed this decision and, on July 5, 2001, the British Appeals Court affirmed the decision of the High Court. On February 13, 2002, the House of Lords rejected APB's request for leave to appeal the decision of the Appeals Court. The High Court also ruled that a discontinued product did infringe one of the APB patents. A hearing on damages has yet to be scheduled with respect to this matter. However, the parties are currently negotiating an out-of-court settlement. In any event, the outcome of this suit is not expected to have a material adverse effect on the Company's financial position, cash flows and results of operations.

Adoption of New Accounting Pronouncements
Effective January 1, 2002, the Company adopted SFAS No.142, "Goodwill and Other Intangible Assets" and SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 142 requires that ratable amortization of goodwill is replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their economic lives. The adoption of SFAS No. 142 did not have an impact on the Company's consolidated financial statements.

SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. In addition, the standard eliminates the requirement to accrue for losses through the estimated date of disposal of a

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

business. The adoption of SFAS No. 144 did not have an impact on the Company's consolidated financial statements.

In July, 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" effective January 1, 2003. SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The Company will adopt SFAS No. 146 beginning in 2003.

Forward Looking Statements
The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements based on current management expectations involving substantial risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, without limitation, regulatory delay in the approval of new therapeutics as well as those risks and uncertainties described in our Form 10-K for the year ended December 31, 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The mitigating actions enumerated above under "Foreign Currency Exchange Rate Risks" in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 have effectively mitigated the impact of exchange rate fluctuations and credit risk on the Company's results of operations and financial position to a level which is not material.

Item 4.     Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and -15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect the Company's internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On July 21, 1999 Amersham Pharmacia Biotech AB ("APB") (now known as Amersham Biosciences AB) of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company's ISOPAK chromatography valve infringed one or more of the claims contained in APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB appealed this decision and, on July 5, 2001, the British Appeals Court affirmed the decision of the High Court. On February 13, 2002, the House of Lords rejected APB's request for leave to appeal the decision of the Appeals Court. The High Court also ruled that a discontinued product did infringe one of the APB patents. A hearing on damages has yet to be scheduled with respect to this matter. However, the parties are currently negotiating an out-of-court settlement. In any event, the outcome of this suit is not expected to have a material adverse effect on the Company's financial position, cash flows and results of operations.

Item 6. Exhibits and Reports on Form 8-K

a.      Exhibits.
        99.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
        Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.
        Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.      Report on Form 8-K

        No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Millipore Corporation


November 12, 2002              /s/ Kathleen B. Allen
-----------------              -------------------------------------------------
Date                           Kathleen B. Allen
                               Vice President and Chief Financial Officer

November 12, 2002              /s/ Donald B. Melson
-----------------              -------------------------------------------------
Date                           Donald B. Melson
                               Corporate Controller and Chief Accounting Officer

                     Certificate of Chief Executive Officer

I, Francis J. Lunger, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Millipore Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002                        /s/ Francis J. Lunger
-----------------                        -------------------------------------
Date                                     Francis J. Lunger
                                         President and Chief Executive Officer

                     Certificate of Chief Financial Officer

I, Kathleen B. Allen, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Millipore Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002                    /s/ Kathleen B. Allen
-----------------                    -------------------------------------------
Date                                 Kathleen B. Allen
                                     Vice President and Chief Financial Officer

                                  Exhibit Index

Exhibit
Number         Exhibit Title
----------------------------
99.1           Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

99.2           Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002