Form 10-K
period 2002-12-31
MILLIPORE CORP /MA
filed 2003-03-12
CIK 66479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from             to

Commission File Number 001-09781 (0-1052)

MILLIPORE CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2170233
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
290 Concord Road, Billerica, MA	01821
(Address of principal executive offices)	(Zip Code)

(978) 715-4321

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $1.00 Par Value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is  not contained herein and will not be contained, to the best or registrant’s knowledge, in definitive proxy  or information statements incorporated by reference in Part III of Form 10-K or any amendment to this  Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule  12b-2).    Yes  ☒      No  ☐

As of June 28, 2002, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $985,700,000 based on the closing price on that date on the New York Stock Exchange.

As of February 26, 2003, 48,443,595 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference

Document	Incorporated into Form 10-K
Definitive Proxy Statement for the 2003 Annual Meeting	Part III

PART I

Item 1.    Business

The Company

Millipore Corporation was incorporated under the laws of Massachusetts on May 3, 1954. Unless the context otherwise requires, the terms “Millipore” or the “Company” shall mean Millipore Corporation and its subsidiaries.

Millipore is a multinational bioscience company that provides technologies, tools and services for the discovery, development and production of new therapeutic drugs. The Company’s products serve the worldwide biotechnology, pharmaceutical and life science research industries. Millipore’s products are based on a variety of enabling technologies, including the Company’s membrane filtration and chromatography technologies. For the biotechnology and pharmaceutical industries, Millipore offers products for development, scale-up, production and quality assurance of therapeutics, as well as validation services. In life science research, Millipore offers products for drug discovery, proteomics, genomics, and general laboratory applications.

In 2002, Millipore completed the spin-off of its former Microelectronics business, Mykrolis Corporation (“Mykrolis”). The Company distributed its remaining ownership interest in Mykrolis common stock on February 27, 2002 as a dividend to its shareholders of record as of February 13, 2002. In 2001, as part of the separation of Mykrolis from Millipore, the two companies entered into a number of agreements covering a range of issues relating to the separation, including transitional services, intellectual property rights, product manufacturing and supply, research and development services and employee matters, of which some agreements remain in effect.

Information About Operating Segments

The Company’s chief decision makers have determined that the Company has three operating segments: BioPharmaceutical, Laboratory Water and Life Sciences, which are aggregated into one reportable business segment: Bioscience. The Bioscience segment includes consumable products, hardware and services sold principally to pharmaceutical, biotechnology and life science research companies, university and government laboratories and research institutes. The Company’s product offerings are used primarily in the discovery, development and manufacture of therapeutic compounds. During 2002, approximately 55% of net sales in the Company’s business were made to customers outside the Americas, and approximately 77% of such net sales were of consumable products. Geographic and segment information is discussed in the Financial Statements, which are hereby incorporated by reference.

Products, Technologies and Applications

Millipore sells over 5,000 products, not including spare parts, which are listed in its catalogs and are sold as standard items, systems or devices. Millipore manufactures the majority of the products that it sells.

The Company divides its product offerings into three categories: Consumables, Hardware and Services. Consumables is the largest category with approximately 77% of sales in 2002. Products in this category range from handheld laboratory sample prep and screening devices and kits in various low and high throughput formats to specialty membranes to large process scale cartridges manufactured in various flat or cylindrical formats used to filter thousands of liters of fluid. Also included in the category of Consumables is media used for chromatographic separations. Hardware sales represented approximately 20% of 2002 consolidated sales. Products in this category range from small benchtop filtration systems and cartridge integrity testers to large stainless steel process scale filtration and chromatography systems and columns costing up to several million dollars. Consumables typically have higher profit margins than Hardware. The Services category represents approximately 3% of sales in 2002. Included in this category are field services for the maintenance of laboratory water systems and validation services offered to biopharmaceutical customers.

The principal technologies utilized by Millipore’s products are based on membranes and chromatography. Membranes are used to filter either the wanted or the unwanted particulate or bacterial, molecular or viral entities from fluids. Some of the Company’s newer membrane materials also use affinity, ion-exchange or electrical charge mechanisms to effect the desired separation. Membranes are incorporated into both microfiltration and ultrafiltration devices, cartridges and modules of different configurations to address a variety of customer separation and purification needs. Chromatography media is used to purify or separate biopharmaceutical compounds or to remove contaminants from these compounds by chemical adsorption. The Company’s laboratory water purification products combine membrane, resin and other separations technologies to provide ultrapure water for critical applications.

Millipore has also introduced novel technologies and products to meet the needs of the burgeoning life sciences research industry, including sample preparation products using both membranes and chromatographic separation techniques. In addition, products based on the Company’s proprietary size exclusion membrane technology have been introduced to improve speed, automation and cost-effectiveness of a number of DNA-based separations for sequencing, plasmid prep, PCR, diagnostic and microarray applications. These novel technologies are also being used for new applications in the drug discovery markets for the screening of potential drug compounds and for sample preparation in the emerging field of proteomics. During 2001 and 2002, Millipore launched a series of kits based on these technologies that are intended for a variety of genomics and proteomics applications.

In the past several years, Millipore has developed and acquired rights to certain products and technologies designed to simplify and to reduce the time and expense of certain steps in the downstream and final fill processes of pharmaceutical manufacturing by replacing stainless steel hardware with disposable plastic products. These “disposable manufacturing” products include products for the sterile transfer of components into pharmaceutical filling environments and disposable filling systems for sterile fill and finish operations.

The Company’s products are used in biopharmaceutical manufacturing and research operations to isolate and purify specific components of fluid streams for analysis, to concentrate identified compounds for further processing and to purify or sterilize small and large volumes of critical fluids. Customers also use the Company’s products to gain knowledge about a molecule, compound or microorganism by detecting, identifying and quantifying the relevant components of a fluid sample. The Company’s laboratory water purification products are used by customers to provide ultrapure water for critical laboratory analysis and for clinical testing. The Company’s newer disposable manufacturing products are expected to be used in a variety of applications in downstream and final fill processes of pharmaceutical manufacturing.

Customers and Markets

The Company sells its products into three markets: Biotechnology, Life Science Research and Other Bioscience. A variety of the Company’s products are used in the Biotechnology market in the development and production of therapeutic products based on recombinant proteins, including monoclonal antibodies, enzymes, coagulation factors, vaccines, cytokines, hormone growth factors, plasma products and transgenic and gene therapy products. Millipore’s membrane and chromatography products play an important role in the development of new biotech drugs by offering a continuum of products capable of being scaled-up to match customer needs at different stages during the development process through full scale drug production. The Company’s new disposable manufacturing products will also enable its biopharmaceutical customers to simplify and to reduce the time and expenses of certain steps in their downstream and final fill processes of biotech drugs.

The Life Science Research market consists of research activities in drug discovery, proteomics and genomics. Life science research companies, pharmaceutical companies, private and public research and testing laboratories and regulatory agencies use a number of the Company’s products in a variety of life science research applications, including gene sequencing, functional genomics, SNP Analysis, genotyping, expression analysis, affinity purification, biomarkers, functional and structural analysis, combinatorial chemistry, assay development and ADME screening. The Company’s products used in these life science research applications include sample preparation devices and kits and drug screening and water purification products.

The Company’s products are used in Other Bioscience markets by a wide spectrum of customers primarily in bioscience applications. Pharmaceutical, diagnostics and ophthalmics manufacturers use Millipore products in clarification, concentration, purification, sterilization and sterility testing of their products. Hospitals and analytical laboratories use Millipore’s laboratory scale filtration devices in sample preparation, sterile particulate removal and concentration of samples. The beverage industry uses the Company’s products for quality control and process applications, principally to monitor for microbiological contamination and to prevent spoilage by removal of bacteria and yeast from products such as wine, beer, bottled juices and water.

Although no single customer accounts for 10% or greater of the Company’s sales, some of the Company’s individual customers do purchase significant quantities of the Company’s products.

Sales and Marketing

The Company sells its products within the United States to end users primarily through its own direct sales force and web site and, in the case of products used in laboratory applications, to a limited extent through an independent distributor. The Company sells its products in international markets through the sales forces of its subsidiaries and branches located in more than 30 major industrialized and developing countries as well as through independent distributors. As of December 31, 2002, the Company’s marketing, sales and service forces consisted of approximately 1,600 employees worldwide.

The Company’s marketing efforts focus on application development for existing products and on new and differentiated products for newly identified and proposed customer needs. The Company seeks to educate customers as to the variety of analytical and purification problems which may be addressed by its products and to adapt its products and technologies to separations and process control problems identified by its customers.

The Company believes that its technical support services are important to its marketing efforts. These services include assisting in defining the customer’s needs, evaluating alternative solutions, designing a specific system to perform the desired separation, training users, and assisting customers in compliance with relevant government regulations.

Research and Development

In its role as a pioneer of membrane separations, Millipore has traditionally placed heavy emphasis on research and development. This emphasis has permitted Millipore to be the first company to introduce a number of major new enabling separations membranes and membrane devices (examples include: nitrocellulose microfiltration membrane in 1954, compact high purity laboratory water systems in 1972, membrane based syringe filter devices in 1973, membrane based filters for intravenous drug therapy in 1975, tangential flow filtration cassette devices in 1975, chemically modified polyvinylidene fluoride membrane in 1978, continuous electro-deionization water purification systems in 1988, composite ultrafiltration membranes in 1989, melt-cast PFA membranes in 1990, composite ultrafiltration membranes for the removal of viruses from protein solution in 1991, ultra-high molecular weight polyethylene membrane in 1993, and non-dewetting PTFE membrane in 1997).

The Company’s ongoing research and development activities include the extension and enhancement of existing Millipore technologies to respond to new applications, the development of new membranes and chromatography media, and the upgrading of membrane- and media-based systems to afford the user greater purification capabilities. Over the last several years, through acquisitions, alliances, licenses and research and development investments, Millipore has expanded and diversified its technology base significantly. Millipore has focused this expansion and diversification strongly on life science research and biotechnology applications and, more recently, on disposable manufacturing initiatives. The rapidly changing life science markets require novel technologies to meet the needs of high throughput sample analysis. This has led to products utilizing both membranes and chromatographic separation techniques, including an entire platform based on chromatographic media embedded in membrane structures which was introduced for the proteomics market. Millipore has progressed substantially in recent years in its efforts to develop a differentiated line of chromatography media products for the rapidly growing biotechnology market. For biopharmaceutical manufacturing applications, process scale integrated systems have been introduced that include chromatography hardware and media as well as computer process software and membrane devices.

Millipore performs most of its own research and development. Other than a limited amount of research and development work related to membrane surface modification that is being provided to Mykrolis as part of the separation of Mykrolis from Millipore, the Company does not provide material amounts of research services for others. As a percent of sales, Millipore has increased its research and development spending to 7.4% in 2002 from 7.0% in 2001 and 6.8% in 2000.

The Company has followed a practice of supplementing its internal research and development efforts by acquiring or licensing newly developed technology from unaffiliated third parties, acquiring distribution rights with respect thereto, and undertaking collaborative or sponsored research and development activities with unaffiliated companies and academic or research institutions, when it believes it is in its long term interests to do so.

Patents, Trademarks and Licenses

Millipore has been granted and has licensed rights under a number of patents and has other patent applications pending both in the United States and abroad. While these patents and licenses in the aggregate are viewed as valuable assets, the Company believes that no individual patent is critical to its ongoing operations. Millipore also owns a number of trademarks, the most significant being “Millipore”.

Competition

The Company faces intense competition in all of its markets. The Company believes that its principal competitors include Amersham Biosciences, Pall Corporation, Qiagen NV, Whatman PLC, Sartorius AG, Apogent Technologies Inc., and United States Filter Corporation. Certain of the Company’s competitors are larger and have greater resources than the Company. However, the Company believes that, within the markets it serves, it offers a broader line of products, making use of a wider range of technologies and addressing a broader range of applications than any single competitor.

While price is an important factor, the Company competes primarily on the basis of technical expertise, product quality and responsiveness to customer needs, including service and technical support.

Environmental Matters

The Company is subject to numerous federal, state and foreign laws and regulations that impose strict requirements for the control and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste. The Company is in substantial compliance with all applicable environmental requirements. Compliance with the foregoing environmental laws during 2002, 2001 and 2000 has had no material effect on the Company’s capital expenditures, earnings or competitive position. Because regulatory standards under environmental laws and regulations are becoming increasingly stringent, however, there can be no assurance that future developments will not cause the Company to incur material environmental liabilities or costs.

Raw Materials

Millipore’s products are made from a wide variety of raw materials that are generally available from alternate sources of supply. For certain critical raw materials, Millipore has qualified only a single source. With sufficient lead times, the Company believes it would be able to validate alternate suppliers for each of these raw materials. Several of these critical raw materials are used in a significant portion of the Company’s products and if the Company were unable to obtain supply of any one of them, the loss of revenues to the Company would be material.

Other Information

As of December 31, 2002, Millipore employed approximately 4,310 people worldwide, of whom approximately 1,970 were employed in the United States and approximately 2,340 were employed overseas.

The Company’s Internet website address is www.millipore.com. Millipore’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments thereto, are available free of charge on the Company’s website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

Executive Officers of Millipore

The following is a list, as of March 1, 2003, of the Executive Officers of Millipore. All of such Executive Officers were elected to serve until the first Directors Meeting following the Company’s 2003 Annual Stockholders Meeting.

			First Elected or Appointed
Name	Age	Office	An Executive Officer	To Present Office
Francis J. Lunger	57	Chairman of the Board, President, and Chief Executive Officer of Millipore Corporation	1997	2001 2002	(1) (2)
Kathleen B. Allen	47	Vice President and Chief Financial Officer of Millipore Corporation	2000	2000
Dominique F. Baly	54	Vice President of Millipore Corporation	2000	2001
Vinay Goel	54	Vice President of Millipore Corporation	2000	2001
John E. Lary	57	Vice President of Millipore Corporation	1994	1994
Jeffrey Rudin	51	Vice President, General Counsel and Clerk of Millipore Corporation	1996	1996
Kevin D. Sanborn	35	Vice President of Millipore Corporation	2000	2002
Kathleen M. Stearns	50	Vice President of Millipore Corporation	2001	2001
Susan L.N. Vogt	49	Vice President of Millipore Corporation	2000	2001
Charles F. Wagner, Jr.	35	Vice President of Millipore Corporation	2003	2003

(1)	As President and Chief Executive Officer
(2)	As Chairman of the Board

Mr. Lunger was elected President of Millipore in April 2001 and Chief Executive Officer in August 2001 and Chairman of the Board in April 2002. Before being elected President, Mr. Lunger was Executive Vice President and Chief Operating Officer of Millipore (2000-2001) and Vice President, Chief Financial Officer and Treasurer of Millipore (1997-2000). Prior to joining Millipore, Mr. Lunger had been, since 1995, Senior Vice President and Chief Financial Officer of Oak Industries, Inc., a developer, manufacturer and supplier of components to the telecommunications industry. From 1994 until 1995, Mr. Lunger had been acting Chief Executive Officer and Chief Administrative Officer of Nashua Corporation, a conglomerate with diverse businesses ranging from office supplies to photo finishing. During the period 1983-1994, Mr. Lunger served in various business operations and financial management positions with Raychem Corporation, an international material science company serving the telecommunication, automotive, energy and defense markets, including Vice President and Group General Manager (1992-1994), Vice President and Assistant Sector General Manager (1991-1992) and Vice President, Finance (1988-1991).

Ms. Allen was elected Vice President and Chief Financial Officer of Millipore in January 2000. Prior to that, Ms. Allen held a wide variety of positions in Millipore’s financial organization since joining the Company in 1983, most recently as the Company’s Corporate Controller and Chief Accounting Officer (1998-2000). Prior to joining Millipore, Ms. Allen practiced public accounting for six years with Arthur Young and Company.

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

Mr. Goel was elected Vice President of Millipore in December 2001 and also continues as President of the Company’s Membrane Technology Division, to which he was appointed in February 2001. Mr. Goel joined Millipore in 1977 as a product development engineer for high purity water products. From 1988 through 1998 Mr. Goel served as Vice President Membrane Research & Development, Analytical Laboratory, and from 1999 through 2001, Mr. Goel served as Vice President, Corporate Technology Operations.

Mr. Lary was elected Vice President of Millipore in November 1994 and is responsible for the Company’s device manufacturing, facilities and supply chain organizations. From May of 1993 until his election as a Vice President, Mr. Lary served as Senior Vice President and General Manager of the Americas Operation. For the ten years prior to that time, he served as Senior Vice President of the Membrane Operations Division of Millipore.

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

Mr. Sanborn was appointed President of the Company’s Life Sciences Division in December 2002 and remains a Vice President of Millipore to which he was elected (as Vice President of Strategic Planning and Business Development) in September 2000. Prior to joining Millipore, Mr. Sanborn was a Manager (1997-2000) and Consultant (1994-1997) at Bain & Company, a global consulting firm. Mr. Sanborn also served as a Financial Analyst at Goldman Sachs & Co. (1989-1992).

Ms. Stearns was elected Vice President for Human Resources of Millipore in April 2001. From 1993 to 2001, Ms. Stearns served the Company in several senior human resources management positions and as country manager of the Company’s United Kingdom subsidiary. From 1991 to 1993, Ms. Stearns was Director, Human Resources for Ionpure Technologies, Inc., a process water company.

Ms. Vogt was elected Vice President of Millipore in December 2001 and continues as President of the Company’s BioPharmaceutical Division, to which she was appointed in February 2001. Prior to that, Ms. Vogt held a wide variety of positions since joining the Company in 1981, most recently as Vice President & General Manager, Laboratory Water Division (1999-2001) and General Manager of the Analytical Products Division (1997-1999).

Mr. Wagner joined Millipore in December 2002 as Director of Strategic Planning and Business Development and was elected Vice President of the Company effective March 2003. Prior to joining Millipore, Mr. Wagner served as a Manager (2001-2002) and Consultant (1998-2001) at Bain & Company. From 1996 to 1998, Mr. Wagner attended Harvard University Graduate School of Business Administration, where he received his MBA. Prior to that, Mr. Wagner served as a Manager of Corporate Accounting Analysis at Millipore (1995-1996), and practiced public accounting from 1990 to 1995 with Coopers & Lybrand LLP.

Item 2.    Properties.

Millipore operates 12 manufacturing sites located in the United States, France, Ireland, United Kingdom, Japan and Brazil. The following table identifies the major production sites that are owned by Millipore, and describes the purposes and the approximate floor space and land area of each.

Location	Facility	Floor Space Sq. Ft.	Land Area Acres
Bedford, Massachusetts	Research, manufacturing and warehouse	384,000	31
Billerica, Massachusetts	Manufacturing, warehouse, research and office	88,000	5
Danvers, Massachusetts	Manufacturing, research and office	108,000	16
Jaffrey, New Hampshire	Manufacturing, warehouse and office	177,000	52
Cidra, Puerto Rico	Manufacturing, warehouse and office	125,000	29
Molsheim, France	Manufacturing, research, warehouse and office	218,000	20
Cork, Ireland	Manufacturing, warehouse and office	120,000	38

Millipore owns a total of approximately 1.2 million square feet of usable space in facilities worldwide (including the facilities listed above), which is used for office, research and development, manufacturing and warehouse purposes. All of the Company’s owned facilities are owned in fee and are not subject to any material encumbrances, except for a finance lease on a portion of the Molsheim, France property.

In addition to its owned properties, Millipore currently leases facilities throughout the world for manufacturing, sales, research, warehouse, and administrative uses. In December 2002, Millipore moved its corporate headquarters from its owned facility in Bedford, Massachusetts to a leased facility in Billerica, Massachusetts, approximately 4 miles from the former headquarters. The aggregate area of Millipore’s leased space worldwide is approximately 700,000 square feet and the cost of such leased space was approximately $8.1 million in 2002. The following leased facilities are the most significant:

1.	A lease of 104,000 square feet in a building located in Billerica, Massachusetts, in which the Company’s headquarters offices are located, provides for a term ending in 2012, with renewal options for an aggregate of 10 years.

2.	A lease of a 134,000 square foot building in Bedford, Massachusetts provides for a term ending in 2006, with renewal options for an aggregate of 20 years as well as a purchase option.

3.	A lease of a building of 130,000 square feet located in Burlington, Massachusetts, approximately 5 miles from Millipore’s new Billerica headquarters, provides for a term expiring in 2007 and has a single 5-year extension option.

4.	A lease of a building of 26,000 square feet located in Consett, England that is used for manufacture of the company’s chromatography media products and for related research and development provides for a term expiring in 2016.

The Company’s owned facilities in Bedford, Massachusetts, in Cidra, Puerto Rico, in Cork, Ireland, and in Molsheim, France currently operate at approximately 65%, 65%, 85% and 80% of capacity, respectively. All of the other above listed owned and leased major facilities are at least 90% utilized.

Millipore is of the opinion that all the facilities owned or leased by it are well maintained, appropriately insured, in good operating condition and suitable for their present uses.

Item 3.    Legal Proceedings.

The Company currently is not a party to any material legal proceeding and the Company knows of no material legal proceeding contemplated by any governmental authority.

On July 21, 1999, Amersham Pharmacia Biotech AB (“APB”) (now known as Amersham Biosciences AB) of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company’s ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB appealed this decision and, on July 5, 2001, the British Appeals Court affirmed the decision of the High Court. On February 13, 2002, the House of Lords rejected APB’s request for leave to appeal the decision of the Appeals Court. The High Court also ruled that a discontinued product did infringe one of the APB patents. The parties settled this matter on December 30, 2002. Under the settlement, Millipore paid APB an agreed amount in respect of damages for the infringement by the discontinued product and took a license from APB under related patents.

Item 4.    Submission of Matters to a Vote of Security Holders.

This item is not applicable.

PART II

Item 5.    Market for Millipore’s Common Stock, and Related Stockholder Matters.

Millipore’s Common Stock, $1.00 par value, is listed on the New York Stock Exchange and is traded under the symbol “MIL”. The following table sets forth, for the indicated fiscal periods, (i) the high and low sales prices of Millipore’s Common Stock (as reported on the New York Stock Exchange Composite Tape) restated to reflect the stock distribution of its interest in Mykrolis Corporation (“Mykrolis”) as described below and (ii) the cash dividends declared (on a per share basis). On March 7, 2003, there were approximately 2,578 shareholders of record.

	Range of Stock Prices				Cash Dividends Declared
	2002		2001		2002	2001
	High	Low	High	Low	(Per Share)
First Quarter	$53.90	$43.29	$54.83	$39.63	$0.00	$0.11
Second Quarter	$44.86	$29.80	$54.81	$38.17	$0.00	$0.11
Third Quarter	$38.47	$27.25	$58.96	$45.30	$0.00	$0.11
Fourth Quarter	$38.26	$28.50	$55.47	$45.06	$0.00	$0.11

The Company did not declare any cash dividends during 2002 nor does the Company intend to make future dividend declarations or payments as the Company will instead focus on investing in R&D and building productive capacity.

The Company’s stock price history as set forth above is restated for all periods prior to February 28, 2002 to reflect the impact on its stock price of the distribution of the Company’s ownership of Mykrolis common stock to the Company’s stockholders on February 27, 2002. The price per share of the Company’s common stock decreased $6.60 from the market close of $57.02 on February 27, 2002 to $50.42 at the opening trade on February 28, 2002.

Item 6.    Selected Financial Data.

The following selected consolidated financial data for Millipore are derived from the Company’s Financial Statements and related notes thereto. The following selected consolidated financial data should be read in connection with and is qualified in its entirety by Millipore’s Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-K report. The Company’s results from discontinued operations reflect the financial results of Mykrolis through February 27, 2002, the date on which the Company distributed its ownership of Mykrolis common stock to the Company’s shareholders.

Millipore Corporation—Five-year Summary of Operations

	2002		2001	2000		1999		1998
	(In thousands, except per share data)
Net sales	$704,251		$656,898	$600,161		$566,295		$521,566
Cost of sales	308,146		291,219	266,227		252,940		246,176

Gross profit	396,105		365,679	333,934		313,355		275,390
Selling, general and administrative expenses	219,058		200,757	190,556		186,389		165,918
Research and development expenses	52,353		45,816	40,580		34,443		33,808
Restructuring and other charges	1,124	(1)	17,962 (1)	320	(1)	(3,979	)(2)	34,621 (2)

Operating income	123,570		101,144	102,478		96,502		41,043
(Loss) gain on investments	(2,344	)(4)	—	7,151	(4)	—		35,594 (3)
Interest income	1,347		2,591	3,486		3,025		3,090
Interest expense	(18,981)		(25,336)	(26,922)		(30,155)		(29,474)

Income before income taxes	103,592		78,399	86,193		69,372		50,253
Provision for income taxes	22,791		14,913	20,108		15,125		8,436

Income from continuing operations	80,801		63,486	66,085		54,247		41,817

(Loss) income from discontinued operations, net of taxes	—		(6,736)	53,109		10,081		(31,953)
Gain (loss) on disposal of discontinued operations, net of taxes	2,900		(24,400)	—		—		—

Total discontinued operations	2,900		(31,136)	53,109		10,081		(31,953)

Extraordinary loss on early extinguishment of debt, net of taxes	—		(1,233)	—		—		—

Net income	$83,701		$31,117	$119,194		$64,328		$9,864

Basic income (loss) per share
Continuing operations	$1.68		$1.35	$1.44		$1.21		$0.95
Discontinued operations	0.06		(0.66)	1.16		0.23		(0.73)
Extraordinary item	—		(0.03)	—		—		—

Net income	$1.74		$0.66	$2.60		$1.44		$0.22

Diluted income (loss) per share
Continuing operations	$1.67		$1.32	$1.40		$1.20		$0.94
Discontinued operations	0.06		(0.65)	1.13		0.22		(0.72)
Extraordinary item	—		(0.02)	—		—		—

Net income	$1.73		$0.65	$2.53		$1.42		$0.22

Cash dividends declared per share	$—		$0.44	$0.44		$0.44		$0.43
Weighted average shares outstanding:
Basic	48,170		47,100	45,803		44,731		43,864
Diluted	48,448		48,060	47,039		45,274		44,289
Financial Data
Working capital	$255,782		$177,676	$103,083		$21,114		$(33,762)
Total assets	786,230		952,369	820,099		743,835		720,895
Total assets from continuing operations	786,230		634,741	571,309		543,391		536,262
Long-term debt	334,000		320,000	300,130		313,107		299,110
Shareholders’ equity	287,504		393,956	305,368		176,851		133,791

(1)	See Note 4 to the Financial Statements.
(2)	1998 includes the litigation settlements of $5,000 for proceeding related to an administrative order issued by the Environmental Quality Board (“EQB”) of Puerto Rico and $3,100 of a private lawsuit brought by an intervening party in the same EQB administrative case and 1998 restructuring charges of $26,521. 1999 includes the reversal of $3,979 related to the 1998 restructuring charge.
(3)	Represents the sale of all of the Company’s shares of Perkin-Elmer stock and Glyko Biomedical Ltd. common shares.
(4)	See Note 17 to the Financial Statements.

Note:  Certain reclassifications have been made to previously reported financial data to conform with the 2002 presentation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with Millipore’s Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-K report. Unless otherwise indicated, all items refer to continuing operations only.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon Millipore’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s most critical accounting policies had a significant impact on the preparation of these financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates and judgments on an on-going basis. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Millipore bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies and estimates require it to make the most difficult and subjective judgments in the preparation of its consolidated financial statements.

Revenue Recognition.    Revenue from the sale of products is recognized when evidence of an arrangement is in place, related prices are fixed or determinable, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. When significant obligations remain after products are delivered, such as site assessment acceptance, revenue and related costs are deferred until such obligations are fulfilled. Revenue from service arrangements is recognized when the services are provided.

Revenue for certain fixed price contracts associated with the Company’s process equipment business are recognized under the percentage of completion method (“POC”). Historically, less than 2% of the Company’s revenues have been derived from POC sales. Revenue is recognized based on the ratio of hours expended compared with the total estimated hours to complete the construction of the process equipment. The cumulative impact of any revisions in estimates of the percent complete is reflected in the period in which the changes become known. Actual results related to POC estimates have been materially the same as the assumptions used at the beginning of each contract. In addition, should a POC contract be cancelled while in progress, the Company would offset the lost revenue and incurred expense with progress payments previously received during the design and construction period. Typically such progress payments can range between 20% and 60% of the total contract sales value. The Company has experienced few cancellations. During the last three years, cancellations related to POC were less than $1 million in sales.

Allowance for Doubtful Accounts.    Millipore regularly evaluates its ability to collect outstanding receivables. Allowances for doubtful accounts are provided when collection becomes unlikely. In performing this evaluation, significant estimates are involved, including an analysis of risks on a customer-by-customer basis. Based upon this information, management reserves an amount representing those receivables believed to be uncollectible. At December 31, 2002, the allowance for doubtful accounts represented approximately 2% of gross receivables. During the past three years, the Company has provided between $1 - 2 million per year for allowances for doubtful accounts, which approximates bad debts during those years. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

Inventory Valuation Analysis.    The Company’s product life cycle is generally a minimum of 5 years and may be in excess of 20 years. The Company considers recent historic usage and future demand in estimating its realizable value of its inventory. Finished goods and components that are obsolete are written-off at the point of obsolescence. In certain cases, for newly introduced products and overstocked products, future demand is considered in establishing inventory write downs. Raw material and work-in-process inventories are also reviewed for obsolescence and alternative or future use by reviewing manufacturing plans, future demand and market conditions. Inventory at December 31, 2002 reflects cumulative net realizable value write-downs of $14.1 million. Should it be determined that write downs are insufficient, then the Company would be required to record additional inventory write downs, which would have a negative impact on gross margin.

Valuation of Long-lived Assets.    Long-lived assets are comprised of property, plant and equipment, intangible assets and goodwill. The Company periodically reviews its long-lived assets to determine if impairment has taken place. The review of goodwill is performed annually at a minimum. In addition, all long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and accordingly, the net book value of the asset may be reduced. Significant judgments are required to estimate the future cash flows, appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each asset group.

The Company had various capital programs in progress at December 31, 2002 which it anticipates substantially completing during 2003. During 2002, the Company invested $8 million of a planned $30 million project to expand manufacturing capacity adjacent to its existing manufacturing facility in Ireland. The Company has delayed completion of this facility as existing manufacturing capacity can meet the expected demand of its core consumable product through 2006. The Company does not expect to complete the construction of this facility prior to 2006. This facility is currently a multipurpose building shell that is expected to increase manufacturing capacity for its core consumable product. If necessary, this facility could be used for the manufacturing of alternative products.

In connection with the acquisition of CPG, Inc. (“CPG”) in August 2002, the Company recorded $9.6 million of goodwill. The impairment review of this goodwill was based on a discounted cash flow approach that uses the Company’s estimates of revenues and costs from its BioPharmaceutical operating segment, as well as appropriate discount rates. If the fair value of the Company’s BioPharmaceutical operating segment was substantially reduced, then the Company may incur charges for impairment of this goodwill.

Income Tax Provision.    The Company recognizes income taxes when transactions are recorded in its statement of operations, with deferred taxes provided for items that are recognized in different periods for financial reporting and tax return purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In addition, the Company estimates its exposures relating to uncertain tax positions and establishes reserves for such exposures when they become probable and reasonably estimable.

The Company’s valuation allowance is primarily attributable to foreign tax credit carryforwards which can be utilized against future taxable income in the United States, to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. At December 31, 2002, the Company had net operating loss carryforwards of approximately $34 million which must be utilized prior to utilization of foreign tax credit carryforwards of approximately $43 million that expire in the years 2003 through 2007. Of the $43 million of foreign tax credit carryforwards, $21 million is reserved as a valuation allowance. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, the valuation allowance may need to be increased if the Company is unable to generate sufficient taxable income within the statutory limitations to utilize its net operating loss and foreign tax credit carryforwards. Any increase in the valuation allowance could have a material adverse impact on the Company’s income tax provision and net income in the period in which such determination is made.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered indefinitely invested outside the U.S. At December 31, 2002, the cumulative earnings upon which U. S. income taxes have not been provided are approximately $272 million. If these earnings were repatriated to the U. S., they would generate an additional tax provision to reflect the U.S. tax rate impact. Foreign tax credits would also be generated that would partially reduce the U.S. tax liability associated with the foreign dividend. The Company estimates an additional $75 million tax provision would be required to reflect the U.S. tax on such repatriation.

Employee Retirement Plans.    The Company sponsors retirement plans covering substantially all U.S. employees who meet eligibility requirements. Several estimates are used in calculating the expense and liability related to the plans. These estimates include the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company. In addition, the Company’s actuarial consultants also use other estimates, such as withdrawal and mortality rates, to estimate pension expense. The estimates used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the amount of pension expense recorded by the Company. During 2002, the Company used a discount rate of 6.5%, an expected return on plan assets of 8.0% and rate of future compensation increases of 4.0% related to its U.S. retirement plan and a 7.25% discount rate related to its post-retirement medical and life insurance plans. The most sensitive estimate used in calculating the expense and liability related to the Company’s U.S. retirement is the discount rate. If the discount rate were to change by 25 basis points (0.25%), the retirement plan liability would be impacted by $0.2 million.

Intent to Refinance Short-term Debt as Long-term Debt.    The Company’s credit agreement allows for revolving loan borrowings of up to $250 million. Borrowings against the Company’s credit agreement of $159 million were outstanding at December 31, 2002, and have been classified as long-term, because of the Company’s ability and intent to continuously refinance such borrowings. If the Company’s intent to refinance changes, a significant amount of debt could be characterized as short-term debt in future financial statements.

Results of Operations

Reported Earnings and Summary of Pro forma Items

The Company reported diluted earnings per share, including discontinued operations, of $1.73, $0.65 and $2.53 for 2002, 2001 and 2000, respectively. The Company reported diluted earnings per share from continuing operations of $1.67, $1.32 and $1.40 for 2002, 2001 and 2000, respectively. The items listed below reflect the pro forma items affecting diluted earnings per share from continuing operations. This pro forma presentation is not in accordance with generally accepted accounting principles (“GAAP”), but reflects the manner in which the Company’s management evaluates its financial performance and therefore provides the reader with a better understanding of the business and future outlook. Excluding pro forma items, the Company would have reported diluted earnings per share from continuing operations of $1.72, $1.56 and $1.32 for 2002, 2001 and 2000, respectively.

Refer to the discussions in Restructuring and Other Charges and (Loss) Gain on Investments for additional information related to these items.

Summary of Pro forma Items

	Year Ended December 31,
	2002	2001	2000
	(U.S. dollars in millions, except per share data)
Income from continuing operations, as reported	$80.8	$63.5	$66.1
Earnings per share from continuing operations, as reported	$1.67	$1.32	$1.40

Restructuring and other charges, net of taxes of $0.2, $6.3 and $0.0, respectively	$0.9	$11.7	$0.3
Earnings per share effect	$0.01	$0.24	$0.01

Loss (gain) on investments, net of taxes of $0.5 and ($2.8) in 2002 and 2000, respectively	$1.8	—	$(4.4)
Earnings per share effect	$0.04	—	$(0.09)

Income from continuing operations, excluding pro forma items	$83.5	$75.2	$62.0
Earnings per share from continuing operations, excluding pro forma items	$1.72	$1.56	$1.32

Basis of Presentation

The following discussion of the Results of Operations includes reference to “local currencies”. Local currency results represent the foreign currency balances translated, in all periods presented, at Millipore’s predetermined budgeted exchange rates for 2002, thus excluding the impact of fluctuations in the actual foreign currency rates. The Company’s management uses this presentation for internal evaluation of the financial performance of the Company because it believes that the local currency results provide a clearer presentation of underlying business trends. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates.

Net Sales

The following discussion of net sales summarizes sales growth by the geographies in which the Company’s products were sold, the markets in which the Company’s products were used and by major product types.

Net Sales by Geography

Sales growth by geography, measured in U.S. dollars and local currencies, is summarized in the table below.

	U.S. dollars, in millions			Percentage sales growth (decline)
	2002	2001	2000	2002	2001
Americas	$314	$302	$273	4%	11%
Europe	260	222	199	17%	12%
Asia/Pacific	130	133	128	(2)%	4%

Consolidated	$704	$657	$600	7%	9%

	Local currencies, in millions			Percentage sales growth (decline)
	2002	2001	2000	2002	2001
Americas	$315	$302	$273	4%	11%
Europe	273	246	216	11%	14%
Asia/Pacific	137	139	120	(1)%	16%

Consolidated	725	687	609	6%	13%
Foreign exchange	(21)	(30)	(9)

Total U.S. dollar sales by geography	$704	$657	$600	7%	9%

	% of sales in U.S. dollars			% of sales in local currencies
	2002	2001	2000	2002	2001	2000
Americas	45%	46%	46%	43%	44%	45%
Europe	37%	34%	33%	38%	36%	35%
Asia/Pacific	18%	20%	21%	19%	20%	20%

Total	100%	100%	100%	100%	100%	100%

Net sales, measured in U.S. dollars, increased 7% in 2002 compared with 9% growth in 2001. Local currency sales growth was 6% in 2002 and 13% in 2001. The impact of translating sales denominated in currencies other than the U.S. dollar, primarily the European currencies, improved the reported sales growth rate by approximately 100 basis points in 2002 and reduced the reported sales growth rate by approximately 400 basis points in 2001. Since the Company has a higher percentage of sales in Europe than Asia, weakening or strengthening of the dollar against the European currencies will have a larger impact on sales. In 2002, the U.S. dollar weakened against the Euro on average by approximately 6% but strengthened against the Yen by approximately 3%. During 2001, as compared with 2000, the U.S. dollar strengthened against the Yen by approximately 12% and strengthened against the Euro by approximately 4%. In general, a weaker U.S. dollar will positively impact sales growth.

By geography, local currency sales in the Americas grew 4% in 2002 as compared with 2001 and 11% in 2001 versus 2000. The 2002 growth of 4% reflected a combination of 5% growth in North America, which comprises over 90% of the total Americas, partially offset by a 1% decline in sales in Latin America. In comparison, local currency sales in the Americas grew 11% in 2001 versus 2000 which included North American sales growth of 12% and Latin American sales growth of 6%. Sales growth of 11% in North America for 2001 was the result of strong sales in the U.S. biotech market reflecting sales of hardware and consumables to three customers that were completing and validating new manufacturing facilities. The lower sales growth of 4% in 2002 as compared with 2001 was a result of the aforementioned sales in 2001 combined with reduced sales of instrumentation and consumables to life science laboratories in 2002. The Latin America sales decline in 2002 was predominantly due to the uncertain political environment and weak economies, which negatively impacted demand for products.

Local currency sales growth in Europe was 11% in 2002 compared with 2001 and 14% in 2001 compared with 2000. The strong European sales growth in both 2002 and 2001 was reflective of an expanding biotechnology business with both U.S. multinational customers and European customers as well as increased sales of instrumentation and consumables to life science laboratories.

Local currency sales in the Asia/Pacific region declined 1% in 2002 compared with 2001, as compared with a 16% sales growth in 2001 compared with 2000. The decline in the Asia/Pacific region began in the second quarter of 2002. This decline was due to the Japanese market which has been hampered in 2002 by continued deflationary economic conditions, delayed capital equipment expansions, cost cutting efforts and consolidations within the Company’s customer base and reduced sales to beverage customers. The process improvements made by some Japanese beverage customers enable a delay in consumable change outs.

Net Sales by Market

The Company sells its products into three markets: biotechnology, life science research and other bioscience. The biotechnology market consists of the development and manufacturing of biotherapeutics. The life science research market consists of research activities in drug discovery, proteomics and genomics within private and publicly funded organizations. The other bioscience market principally includes the development and manufacture of classical pharmaceuticals, clinical and analytical laboratory activities, and processing and quality control of beverage production. Sales growth by market, in local currency, is summarized in the table below.

	(Local currencies, in millions)			Percent sales growth
	2002	2001	2000	2002	2001

Biotechnology	$247	$219	$182	13%	21%
Life Science Research	102	98	86	5%	14%
Other Bioscience	376	370	341	2%	9%

Total local currency net sales by market	725	687	609	6%	13%
Foreign exchange	(21)	(30)	(9)

Total U.S. dollar net sales by market	$704	$657	$600	7%	9%

	% of Sales in local currency
	2002	2001	2000
Biotechnology	34%	32%	30%
Life Science Research	14%	14%	14%
Other Bioscience	52%	54%	56%

Total	100%	100%	100%

By market, local currency sales growth in 2002 was strongest for products used in the biotechnology market with 13% growth for 2002 as compared with 2001. Sales of products used in the life science research market grew 5% in local currency during 2002 as compared with 2001. The combination of sales to these two markets comprised about 48% of sales in 2002, an increase from approximately 46% in 2001. Product sales in the other bioscience markets grew 2% in local currency during 2002 as compared with 2001.

The 2002 growth of 13% in the biotechnology market reflects the combination of double digit sales growth in both consumables and hardware sales. The 21% growth in 2001 was the result of significant sales of hardware and consumables to three customers that were completing and validating new manufacturing facilities in the U.S. European sales growth in both 2002 and 2001 was reflective of an expanding biotechnology business with both U.S. multinational customers and European customers.

The life science research growth rate for 2002 as compared with the 2001 growth rate has declined. Sales of products used in genomics applications declined in 2002, particularly sales to ultra-high throughput sequencing laboratories, following the completion of the human genome as well as those of other model organisms. The difficult economic and funding environment in the latter half of 2002 resulted in reduced spending at a number of life science research centers and contract labs. In addition, there was a reduction in research spending by start-ups in the Americas and Europe, because of cash flow or funding restraints. The declines in spending have also affected the growth in proteomics as pharmaceutical companies and research institutions proceed cautiously in this extremely complex and challenging area. Revenue growth for drug discovery was strong in 2002, from a small revenue base.

In the other bioscience markets, revenue growth of 2% was reported for 2002 as compared with a revenue growth rate of 9% in 2001. The European and U.S. markets showed positive growth despite a significant reduction in the build out of new laboratories which adversely impacted the sales growth rate of laboratory water hardware. The growth in the European and U.S. markets was partially offset by continued deflationary conditions, government funding delays and pricing pressures in Japan and declines in Latin America due to the uncertain political economy. Revenues from classical pharmaceutical sales and laboratory applications continued to be strong in all geographies, but were offset in part by significant reductions in beverage processing sales.

Net sales by Major Products

Sales growth by product, measured in U.S. dollars and local currencies, is summarized in the table below.

	(Sales in millions)			Percent Sales Growth
	2002	2001	2000	2002	2001

Consumables	$559	$531	$471	5%	13%
Hardware	143	136	123	6%	10%
Services	23	20	15	18%	29%

Total local currency by product	725	687	609	6%	13%
Foreign exchange	(21)	(30)	(9)

Total U.S. dollar net sales by product	$704	$657	$600	7%	9%

	% of Sales in local currency
	2002	2001	2000
Consumables	77%	77%	77%
Hardware	20%	20%	20%
Services	3%	3%	3%

Total	100%	100%	100%

The growth rate of consumables declined from 13% in 2001, as compared with 2000, to 5% in 2002, as compared with 2001. With the exception of consumables sold to purify water in analytical and life science laboratories, the growth rate of consumables for all other applications declined particularly in the life science and beverage markets. The increase in laboratory consumables for water purification was due to a larger installed base achieved by the significant hardware growth in 2001.

The growth rate of hardware declined from 10% in 2001, as compared with 2000, to 6% in 2002, as compared with 2001. The primary factor driving hardware growth in 2001 was the strong increase in construction of life science laboratories requiring water purification equipment during that year. In 2002, growth subsided in the laboratory water hardware applications but was partially offset by strengthening in process scale hardware applications in the biotechnology market.

The growth rate of services remained strong at 18% in 2002 as compared with 2001 but was below the 29% growth rate in 2001, as compared with 2000. The decline in the growth rate of laboratory water purification systems resulted in a slowing of service contracts that are sold to maintain customers’ equipment.

Gross Profit Margins

Gross profit margin percentages were 56.2% in 2002, 55.7% 2001 and 55.6% in 2000. The gross profit margin percentage for 2002 as compared with 2001 was positively impacted by favorable exchange rates, a favorable mix of sales in high margin consumables, which account for 77% of sales, and increased sales in higher margin geographies, offset by lower initial margins and start-up costs associated with the introduction of new products and increased inventory reserves for obsoleted products. The gross profit margin percentage for 2001 as compared with 2000 was consistent as a favorable mix in higher margin consumables products was offset by a stronger U.S. dollar.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased 9% in 2002 and 5% in 2001, as compared with the prior years. The increase in 2002 was primarily due to increased spending on additional headcount, targeted severance arrangements and $5.6 million of unfavorable foreign exchange translation. The increase in 2001 was primarily due to higher head count and related expenses needed to support sales. As a percentage of sales, SG&A expenses remained at approximately 31%. The Company continues to invest in sales, service and marketing resources focused on maintaining or improving customer services, supporting the launch of new products and development of future sales initiatives aimed at improving the Company’s competitive positions.

Research and development (“R&D”) expenses increased 14% in 2002 and 13% in 2001, as compared with the prior years. As a percentage of sales, R&D expenses increased from 6.8% in 2000 to 7.0% in 2001 and to 7.4% in 2002. The Company has pursued a strategy of increased R&D spending on new product development opportunities including membrane- and chromatography-based biotechnology and life science research applications as well as “disposable manufacturing” initiatives.

Restructuring and Other Charges

During 2002, the Company settled a lawsuit that resulted in the Company paying $1.1 million in damages and license fees.

During 2001, the Company initiated a restructuring program. Key initiatives of the program included:

•	Global streamlining of certain corporate shared services and divisional overhead functions to serve smaller organizations. This action was completed in 2001.
•	Centralizing into two locations European shared services including order processing, cash collections and cash applications processes. This action was completed during the fourth quarter of 2002.
•	Closing the manufacturing operation in China in order to reduce manufacturing infrastructures. This action was completed in 2001.
•	Outsourcing certain manufacturing processes in Puerto Rico to third party vendors in order to create a more flexible cost structure. This action was completed in 2001.

These initiatives included a $16.5 million restructuring charge and $1.5 million of fixed asset write-offs for assets that were no longer in use. The restructuring charge included $15.4 million of employee severance costs and $1.1 million of lease cancellation costs. Approximately 215 positions were eliminated and the affected employees were notified by March 31, 2001. For employees temporarily continuing in their existing positions, related salary costs were charged to operations as incurred. Through December 31, 2002, approximately 185 employees have left the Company and $12.8 million of severance benefits were paid. The Company paid severance and associated benefits through 2002 and will pay the remaining $0.6 million during the first quarter of 2003.

In 2000, the Company reversed $1.2 million in restructuring reserves that had been previously recorded, as actual proceeds from the sale of facilities were greater than originally estimated. Also in 2000, the Company recorded a charge of $1.5 million for past royalties as part of the settlement of a patent lawsuit.

(Loss) Gain on Investments

In the third quarter of 2002, the Company recorded a $2.3 million loss on investments which consisted primarily of the write-down of the Company’s investment in PurePulse Technologies, Inc. (“PurePulse”). In the first quarter of 2002, Millipore made a $2.2 million equity investment in PurePulse in conjunction with a transaction whereby the Company acquired rights to sell virus inactivation products utilizing PurePulse’s intense, pulsed light technology. However, PurePulse was unable to secure additional equity investors and, during the third quarter, announced that it would suspend operations. The Company and PurePulse have renegotiated their technology transaction in light of PurePulse’s suspension of operations. The new arrangement replaces the original development and product supply transaction with a royalty-bearing license under which Millipore has exclusive rights, within its fields of use, to develop, manufacture and sell virus inactivation products using the PurePulse technology.

During the second quarter of 2000, the Company sold its holdings in Oxford GlycoSciences Plc, resulting in a gain on sale of securities of $7.5 million.

Net Interest Expense

Net interest expense decreased $5.1 million in 2002 compared with 2001 and decreased $0.7 million in 2001 as compared with 2000. The lower net interest expense during 2002 as compared with 2001 was achieved by decreased average interest rates and lower average borrowings, which were partially offset by lower rates on interest income from cash and cash equivalents. The Company replaced $25.0 million of debt at an interest rate of 7.20% in the fourth quarter of 2001 and $100.0 million of debt at an interest rate of 7.23% in the second quarter of 2002 with available borrowing capacity under its revolving credit facility which had an average rate of approximately 3.0% throughout 2002. The lower net interest expense in 2001, as compared with 2000, was achieved by the decreased average debt balance and the benefit from the reduction in interest rates, which were offset in part by the termination of the Company’s Yen debt swap agreement.

Provision for Income Taxes

The Company’s effective tax rate on net income for 2002, 2001 and 2000 was 22.0%, 19.0% and 23.3%, respectively. These tax rates represent a blended tax rate as a result of sales across different tax jurisdictions and specific items, such as restructuring charges and sales of equity securities.

Discontinued Operations

On October 3, 2000, the Company announced its plans, subject to certain conditions, to separate into two distinct companies by making its Microelectronics business segment an independent, publicly traded company. In accordance with these plans, the Microelectronics business segment was separated into a wholly owned Millipore subsidiary named Mykrolis on March 31, 2001.

Following the date that the Company’s management and its Board of Directors approved the plan of disposition for Mykrolis, the Company’s consolidated financial statements and notes reflect the Company’s Microelectronics business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30.

On August 9, 2001, Mykrolis completed an initial public offering (the “Mykrolis IPO”) of 7 million of its common shares at a price of $15.00 per share. Net proceeds from the Mykrolis IPO, after deducting the underwriting discount, commissions and other direct costs, were approximately $94.1 million. Of that amount, Mykrolis paid $19.1 million to the Company as a repayment of amounts outstanding under the separation agreements between the two companies. No additional Mykrolis shares were purchased pursuant to the underwriters’ overallotment option provided for as part of the Mykrolis IPO. Prior to the Mykrolis IPO, the Company’s ownership in Mykrolis’ outstanding common shares was 100%, and at December 31, 2001 the Company’s ownership in Mykrolis’ outstanding common shares was approximately 82%. On January 28, 2002, the Company announced a stock dividend of all of the shares of common stock of Mykrolis owned by the Company. The dividend distribution occurred on February 27, 2002, (the “Distribution Date”) to shareholders of record as of the close of business on February 13, 2002. As a result of the planned distribution of Mykrolis common shares to Millipore shareholders, the Company recorded an increase to additional paid-in capital for the gain on its investment in Mykrolis of $42.0 million at December 31, 2001.

The $24.4 million estimated loss on disposal of discontinued operations recorded in 2001 was reduced by $2.9 million, during 2002, to reflect the actual net loss of Mykrolis through the Distribution Date.

The $6.7 million loss from discontinued operations for 2001 represents the net losses of Mykrolis from the beginning of 2001 through the adoption of the plan of disposition in the second quarter of 2001. The income from discontinued operations for 2000 was $53.1 million. Net income from discontinued operations was positively impacted during 2000 as sales growth continued within the semiconductor industry. During 2001, a decline in the semiconductor industry adversely affected sales for Mykrolis.

The 2001 loss on disposal of discontinued operations of $24.4 million ($35.1 million, pretax) included estimated future operating losses of $20.6 million for Mykrolis from the adoption of the plan of disposition through the planned disposition date in the first quarter of 2002 and disposition expenses of $3.8 million.

Extraordinary Loss on Early Extinguishment of Debt

The Company recorded an extraordinary loss of $1.2 million after taxes ($1.9 million, pre-tax) in 2001 related to a $25.0 million prepayment under one of the Company’s long term notes.

Earnings Per Share

Restructuring charges, several unusual items as well as discontinued operations impacted earnings per share in 2002, 2001 and 2000. Also refer to the Reported Earnings and Summary of Pro Forma Items above for additional information. In addition, in 2001, earnings per share reflect the extraordinary loss as described above.

Acquisition

On July 31, 2002, the Company acquired substantially all of the net assets of CPG for $11.7 million in cash. The transaction was accounted for under the provisions of SFAS No. 141 “Business Combinations”. CPG had been a supplier of the Company for several years, providing a base material for some of its chromatography media products. The acquisition included the intellectual property and physical assets. The purchase price has been allocated to identifiable net tangible assets of approximately $1.2 million, and intangible assets of $0.9 million, based on estimated fair market values of those assets, with the remaining $9.6 million allocated to goodwill.

Market Risk

The Company is exposed to market risks, which include changes in foreign currency exchange rates as measured both against the U.S. dollar and each other and credit risk. The Company manages these market risks through its normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.

Foreign Currency Exchange Rate Risk

The Company is exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in currencies other than the U.S. dollar. The potential change in foreign currency exchange rates offers a substantial risk to the Company, as approximately 55% of its business is conducted outside of the United States, generally in foreign currencies. The Company’s risk management strategy currently uses forward contracts and in prior years also used swaps to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses resulting from the forward contracts that hedge these exposures. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically span less than three months. The Company held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $35.7 million at December 31, 2002. The fair value of these contracts was $0.7 million at December 31, 2002. Additionally, the Company is able to partially mitigate the impact of fluctuations in currencies by active management of cross border currency flows and material sourcing. The Company does not enter into derivatives for trading or other speculative purposes, nor does the Company use leveraged financial instruments.

Although the Company attempts to manage its foreign currency exchange risk through the above activities, when the U.S. dollar strengthens against currencies in which the Company transacts its business, generally sales and net income will be adversely impacted.

Credit Risk

The Company is exposed to concentrations of credit risk in cash and cash equivalents and trade receivables. Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. The amount placed with any one institution is limited by policy. Trade receivables credit risk exposure is limited due to the large number of established customers and their dispersion across different geographies.

Capital Resources and Liquidity

Cash flow provided from operations was $107.6 million in 2002, $61.9 million in 2001 and $85.3 million in 2000. Reported cash flow from operations was reduced by $4.7 million in 2002, $8.3 million in 2001 and $2.4 million in 2000 for payments associated with the 2001 and 1998 restructuring programs.

The increase in cash flow from operations in 2002 compared with 2001 was primarily the result of higher net income, strong accounts receivable collection performance and reduced foreign income tax disbursements being partially offset by increased purchases of inventory.

Accounts receivable declined approximately $9.0 million in 2002 compared with 2001 due to improved cash collections. The decrease in accounts receivable resulted in days sales outstanding improving from 85 days at December 31, 2001 to 77 days at December 31, 2002, as measured in local currency. Improvement was achieved in all geographies, particularly in the Americas and Asia. Inventory increased approximately $19.9 million from December 31, 2001 to December 31, 2002 primarily as a result of planned stockpiling initiatives for raw materials and the purchase of long lead time production items that were required in anticipation of 2003 sales. The higher inventory balance resulted in a use of cash from operations.

The decrease in cash flow from operations in 2001 from 2000 was primarily the result of increased accounts receivable and payment of foreign income taxes partially offset by improved operating income excluding the $11.7 million (net of tax) restructuring charge. The increase in accounts receivable was attributable to increased sales volume primarily in the United States and Europe. The Company experienced a slight slowdown in accounts receivable collections during 2001 due to the temporary disruption in collection activities caused by the Mykrolis reorganization as well as consolidation of collection activities in the European shared service center. The increase in accounts receivable resulted in days sales outstanding slowing from 83 days at December 31, 2000 to 85 days at December 31, 2001. Accrued income taxes decreased for payments made in foreign tax jurisdictions. Inventory levels increased $5.6 million due principally to increased business activity, as days of supply remained flat in local currencies. Partially offsetting the impact of accounts receivable and inventory increases and payments for income taxes were increases in accounts payable and accrued expenses, due to higher business activity and variable compensation programs resulting from improved financial performance.

Operating cash flow generated by the Company during 2002 was used in investing activities that included the purchase of property, plant and equipment, the acquisition of CPG and investment in intangible and other assets. The Company purchased $79.3 million of property, plant and equipment during 2002 and expects to purchase in the range of $75 - 80 million during 2003. The 2002 additions and the 2003 planned additions are driven principally by the continued need to add manufacturing capacity and research and development facilities. The Company had various capital programs in progress at December 31, 2002 which it anticipates substantially completing during 2003. One of the capital programs in progress at December 31, 2002 is not expected to be completed during 2003. During 2002, the Company invested $8 million in this capital program as part of a planned $30 million project to expand manufacturing capacity adjacent to its existing manufacturing facility in Ireland. The Company has delayed completion of this facility as existing manufacturing capacity can meet the expected demand of its core consumable product through 2006. The Company does not expect to complete the construction of this facility prior to 2006. This facility is currently a multipurpose building shell that is expected to increase manufacturing capacity for its core consumable product. If necessary, this facility could be used for the manufacturing of alternative products. The Company paid $11.7 million for the acquisition of the assets of CPG.

Cash flows from financing activities, during 2002, were principally a result of receiving $15.7 million from employees exercising stock options and increased bank borrowings of $113.5 million partially offset by the repayment of a $100.0 million Note and $5.3 million payment of a dividend declared in 2001 and paid in 2002. Beginning in 2002, the Company discontinued dividend payments and instead will focus on investing in R&D and building productive capacity.

Operating cash flow generated by the Company during 2001 was used to invest in property, plant and equipment, reduce and refinance debt, and pay dividends. The Company received $49.8 million from the exercise of employee stock options and $3.2 million of cash previously restricted as part of the close out of the debt swap agreements. The Company spent $72.3 million for property, plant and equipment during 2001. The $35.8 million increase in capital expenditures in 2001 versus 2000 was primarily due to additional manufacturing capacity and laboratories in the United States and Europe. During 2000, the Company received $8.8 million from the sale of property, $7.5 million from the sale of equity securities and $28.0 million from the exercise of employee stock options.

During 2002, the Company funded Mykrolis $3.5 million to support Mykrolis’ operations, prior to its spin-off. During 2001, the Mykrolis IPO resulted in net proceeds of $94.1 million. These proceeds less $75.0 million retained by Mykrolis pursuant to the separation agreements between the two companies and an additional $6.8 million of cash generated from the operations through the date of the Mykrolis IPO resulted in net cash provided from discontinued operations of approximately $25.9 million in 2001.

In October 2001, the Company entered into a five year unsecured revolving credit agreement that allows for revolving loan borrowings of up to $250.0 million. The terms for interest rates on individual borrowings are established for periods not to exceed twelve months. Because of the Company’s ability and intent to continuously refinance such borrowings under the credit agreement, short-term borrowings expected to be refinanced, including $159.1 million of amounts outstanding at December 31, 2002, have been classified as long-term. Interest is payable on outstanding borrowings at a floating rate defined in the agreement as Eurocurrency rate plus a margin. The credit agreement also calls for a facility fee at a rate ranging from 0.25 to 0.625 percent of the available facility. The exact amount of the margin and the facility fee is dependent on the Company’s debt rating. The credit agreement calls for the Company to maintain certain financial covenants in the areas of leverage ratios and interest coverage. The Company is compliant with all required covenants. On April 1, 2002, the Company used available borrowing capacity under the credit agreement to satisfy the $100.0 million 7.2% unsecured note due at that time. In 2004, the Company’s $75.0 million 7.23% note will be due and the Company believes it has the ability to obtain new debt at prevailing market rates.

The Company maintains various retirement plans for the benefit of its U.S. employees. At December 31, 2002, the Company’s U.S. retirement plan was underfunded relative to its accumulated benefit obligation by $8.7 million. This resulted in the Company recording an additional liability of $5.7 million, net of taxes to reflect the required minimum pension liability amount. The amount is recorded, net of the related tax effect, as a component of accumulated other comprehensive income. The Company anticipates funding these plans less than $1.0 million during the next twelve to twenty-four months. Fluctuations in the fair market value of assets related to these plans will affect pension expense in future years.

The Company believes that its balances of cash and cash equivalents, funds available under the Credit Agreement and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over the next twelve to twenty-four months.

The following summarizes the Company’s contractual obligations at December 31, 2002 and the maturity periods, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

December 31,	Total	Less than 1 year	1-3 years	After 3 years
	(in millions)
Long-term debt	$334.0	$—	$75.0	$259.0
Non-cancelable operating leases	55.1	10.2	16.6	28.3

Total contractual cash obligations	$389.1	$10.2	$91.6	$287.3

Related Party Agreements

At March 31, 2001 (the “Separation Date”), the Company and Mykrolis entered into various agreements covering a range of issues relating to the separation of Mykrolis from the Company (the “Separation Agreements”). Among other things, these agreements provide for facilities, services, contract manufacturing and research for various periods of time and under various pricing arrangements. Net sales and services provided under the Separation Agreements by the Company during the period of January 1, 2002 through the Distribution Date were $0.5 million. Cost of sales, SG&A and R&D were reduced by $0.5 million, $0.7 million and $0.1 million, respectively, during the period of January 1, 2002 through the Distribution Date as these amounts were attributable to services provided to Mykrolis.

During 2002, Bristol-Myers Squibb Company purchased an aggregate of approximately $1.9 million of products from Millipore and its subsidiaries. Richard J. Lane, a Director, was, until April 2002, Executive Vice President and President, Worldwide Medicines of Bristol-Myers Squibb Company. The relationship between Millipore and Bristol-Myers Squibb Company predates by many years Mr. Lane’s election as a Director. During 2002, Merck & Co., Inc. purchased an aggregate of $10.6 million of products from Millipore and its subsidiaries. Dr. Edward M. Scolnick, a Director of Millipore since December 2001 was, until December 2002, Executive Vice President, Science & Technology, Merck & Co., Inc. and President of Merck Research Laboratories. Dr. Scolnick is currently President Emeritus, Merck Research Labs. The relationship between Millipore and Merck & Co., Inc. predates by many years Dr. Scolnick’s election as a Director. During 2002, Millipore and its subsidiaries purchased an aggregate of approximately $0.3 million from 3M, Inc. Karen E. Welke, a Director of Millipore since December 2002, was a Group Vice President of the Medical Markets Group of 3M, Inc. until her retirement from 3M, Inc. in 2002. The relationship between Millipore and 3M, Inc. predates by many years Ms. Welke’s election as a Director. During 2002, the Company paid Salomon Smith Barney, Inc. less than $0.1 million in fees in connection with administering the Company’s Employees’ Stock Purchase Plan. Maureen A. Hendricks, a Director of Millipore since 1995, had served as a Managing Director of Salomon Smith Barney, Inc.

The following table summarizes information about stock options granted to the Company’s Named Executive Officers.

	2002	2001	2000
Net grants during the period as % of outstanding shares	—	3.3%	2.7%
Grants to Named Executive Officers* during the period as % of total options granted	—	28.4%	19.9%
Grants to Named Executive Officers* during the period as % of outstanding shares	—	1.2%	0.6%
Cumulative options held by Named Executive Officers* as % of total options outstanding	26.6%	24.1%	22.5%

*	“Named Executive Officers” refers to the Company’s CEO and its four other most highly compensated executive officers as defined under federal securities laws.

Dividends

As previously announced, the Company discontinued dividend payments in 2002 as the Company will instead focus on investing in R&D and building productive capacity. The Company does not intend to make future dividend declarations or payments. The Company paid $5.3 million in 2002 related to dividends declared in 2001. The quarterly dividend was $0.11 per share throughout 2001. The Company paid dividends of $20.7 million in 2001.

Legal Proceedings

The Company currently is not a party to any material legal proceeding and the Company knows of no material legal proceeding contemplated by any governmental authority.

On July 21, 1999, Amersham Pharmacia Biotech AB (“APB”) (now known as Amersham Biosciences AB) of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company’s ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB appealed this decision and, on July 5, 2001, the British Appeals Court affirmed the decision of the High Court. On February 13, 2002, the House of Lords rejected APB’s request for leave to appeal the decision of the Appeals Court. The High Court also ruled that a discontinued product did infringe one of the APB patents. The parties settled this matter on December 30, 2002. Under the settlement, Millipore paid APB an agreed amount in respect of damages for the infringement by the discontinued product and took a license from APB under related patents.

New Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and provides a single accounting model for long-lived assets to be disposed of. In addition, the standard eliminates the requirement to accrue for losses through the estimated date of disposal of a business. The provisions of this standard do not apply to the Company’s disposal of Mykrolis Corporation in the second quarter of 2001. The adoption of SFAS No. 144 resulted in the Company reflecting assets and liabilities of discontinued operations as gross amounts rather than net assets of discontinued operations, in the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Upon adoption of SFAS No. 145 in 2003, the 2001 extraordinary loss on early extinguishment of debt will be reclassified in future financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective January 1, 2003. SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit or disposal activities, including restructuring activities, when a liability is incurred rather than at the date of a commitment to an exit or disposal plan and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The adoption of SFAS No. 146 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company provides for estimated warranty costs at the time of the product sale, and such costs are considered to be immaterial to these consolidated financial statements. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have an impact on the Company’s consolidated financial statements.

Business Outlook and Uncertainties

The following statements are based on current expectations. These statements are forward looking and actual results may differ materially.

Sales:    The Company expects 2003 sales in local currencies to increase 7 to 9 percentage points over 2002.

The Company expects sales to increase within the biotechnology market by an amount greater than the Company’s overall growth. The growth within the biotechnology market is expected to be significant, as the Company’s customers progress in their development of therapeutic compounds, particularly monoclonal antibodies. The Company’s biotechnology customers, particularly those involved in the production of therapeutic compounds, purchase products for use in validated production processes. Accordingly, it is important to participate in the development of the manufacturing process for these new drugs in order to be specified into the ultimate manufacturing process. Adoption of new technologies and products requires a lengthy validation process prior to adoption. Growth in this market is highly dependent on the development and approval of new drugs. It is difficult to ascertain the number or timing of such approvals. The number of drugs at various stages in the development process has increased over the past two years, although the number of drugs which received approval decreased in 2002. Additionally, the Company will not realize significant revenue growth from drugs approved in the current year. Significant revenue growth will not occur unless and until the drug has been successfully accepted in the market.

The Company expects sales to increase within the life science research market at approximately the same rate as the overall Company. The Company expects there will be an increase in development spending and a gradual increase in spending for proteomics. The increase spending in proteomics is expected as a result of market growth. The Company expects a significant percentage increase in spending related to drug discovery. The Company expects that its new products and protocols used in testing for absorption, solubility and protein binding will successfully penetrate the drug discovery market from target identification through validation. The extent to which these trends will affect the Company is not quantifiable.

The Company expects sales to increase slowly within the other bioscience market. The Company expects that sales in this market will be under economic pressures, but will experience growth rates in line with market growth.

Approximately 55 percent of the Company’s sales are to customers outside of the Americas and are generally made in foreign currencies. As previously noted, currencies had a net negative impact to both sales and earnings in 2002 and 2001. Since the end of 2002, the dollar has continued to weaken against the Yen and the Euro. Therefore, if rates of exchange remain at the January 24, 2003 level, and depending on the mix of sales growth by geography, there could be a favorable impact on sales for the first quarter and full year 2003 as compared with 2002.

The Company does not expect sales to grow significantly during the first half of 2003, but it does expect an increase in sales during the latter half of 2003 as large currently booked orders are shipped.

Gross Margins:     The Company expects gross margin percentages of approximately 56%, in 2003 approximately equal to 2002. New product start up costs will put short-term pressure on gross margins. However, to the extent that foreign currency exchange rates relative to the U.S. dollar remain at January 24, 2003 levels, first quarter 2003 and full year margins could be favorably impacted by foreign currency exchange rate fluctuations as compared with the same periods of the prior year.

Millipore’s products are made from a wide variety of raw materials that are generally available from alternate sources of supply. For certain critical raw materials, Millipore has qualified only a single source. With sufficient lead times, the Company believes it would be able to validate alternate suppliers for each of these raw materials. Several of these critical raw materials are used in a significant portion of the Company’s products and if the Company were unable to obtain supply of any one of them, the loss of revenues to the Company would be material.

Operating Expenses:    The Company expects that operating expenses, before the impact of changes in foreign currency rates of exchange, as a percentage of sales, in 2003 will approximate the percentage achieved in the previous year primarily as a result of continued investment in strategic R&D projects. The Company expects R&D expense to average 7.5% of net sales. In addition, the Company will continue to invest in sales, service and marketing resources focused on maintaining or improving customer services, supporting the launch of new products and development of future sales initiatives aimed at improving the Company’s competitive positions. The Company expects SG&A expense to average 31% of net sales.

Net Interest Expense, Capital Resources and Liquidity:    The Company intends to use its revolving credit line to borrow capital as desired. The revolving credit line contains a floating interest rate which the Company expects to result in lower interest expense than its prior fixed rate debt. In 2004, the Company’s $75.0 million 7.23% note will be due and the Company believes it has the ability to obtain new debt at prevailing market rates.

Provision for Income Taxes:    The effective tax rate in 2003 is projected to be approximately 22.5%, compared with an effective rate of 22.0% for 2002. The increased tax rate is due to an expected unfavorable change in the mix of profits in higher tax jurisdictions. In the event that the Company’s cash needs significantly increase above those currently projected and exceed the resources identified under Net Interest Expense, Capital Resources and Liquidity above, then an additional upward influence on the Company’s tax rate could develop if the Company were required to repatriate cash from certain foreign operations.

Capital Spending:    The Company expects to spend between $75.0 million and $80.0 million for fixed asset additions in 2003. This increase will be driven by the on-going need to add manufacturing capacity, expand automated manufacturing processes and upgrade research and development facilities. Accordingly, the Company also expects that 2003 depreciation expense will be approximately $5.0 million higher than reported in 2002.

Forward-Looking Statements

The matters discussed in this Form 10-K Annual Report, as well as in future oral and written statements by management of the Company, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. When used herein or in such statements, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “should” or the negative thereof and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. In addition to the matters discussed herein, potential risks and uncertainties that could affect the Company’s future operating results include, without limitation, foreign exchange rates; regulatory delay in the approval of new therapeutics; further consolidation of drug manufacturers; competitive factors such as new membrane technology; lack of availability of raw materials or component products on a timely basis; inventory risks due to shifts in market demand; change in product mix; conditions in the economy in general and in Bioscience markets in particular; potential environmental liabilities; the inability to utilize technology in current or planned products due to overriding rights by third parties; difficulties inherent in research and development activities; and the other risk factors described elsewhere in this Form 10-K Annual Report. Specific reference is also made to the risks and uncertainties described in the Registration Statement on Form S-3 (Registration 333-80781) filed by the Company in connection with its offering of 660,000 shares of its Common Stock in November 1999 (in particular, to those risks described under “Risk Factors”). See also “Legal Proceedings” and “Business Outlook and Uncertainties” above.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is set forth under the heading “Market Risk” in Management’s Discussion and Analysis contained in Item 7 above which information is hereby incorporated by reference.

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

PART III

Item 10.    Directors and Executive Officers of Millipore.

The information called for by this item with respect to the Company’s directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 as amended is set forth under the captions “MANAGEMENT AND ELECTION OF DIRECTORS—Nominees for Election as Directors” and “OWNERSHIP OF MILLIPORE COMMON STOCK—Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in Millipore’s definitive Proxy Statement for Millipore’s Annual Meeting of Stockholders to be held on April 30, 2003, and to be filed with the Securities and Exchange Commission on or about March 14, 2003 (the “Proxy Statement”), which information is hereby incorporated herein by reference.

Information called for by this item with respect to registrant’s executive officers is set forth under “Executive Officers of Millipore” in Item 1 of this report.

Item 11.    Executive Compensation.

The information called for by this item is set forth under the caption “Executive Compensation” in the Proxy Statement, which information is hereby incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information called for by this item with respect to security ownership of certain beneficial owners and management of the Company is set forth under the caption “OWNERSHIP OF MILLIPORE COMMON STOCK—Management Ownership of Millipore Common Stock” in the Proxy Statement, which information is hereby incorporated herein by reference. The information called for by this item with respect to Securities Authorized for Issuance Under Equity Compensation Plans is set forth under the caption “Equity Compensation Plan Benefit Information” in the Proxy Statement, which information is hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions

The information called for by this item is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement, which information is hereby incorporated herein by reference.

Item 14.    Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms.

Subsequent to the date of the Company’s management’s evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as a part of this Report:

1. Financial Statements.

The following Financial Statements are filed as part of this report

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Report of Independent Accountants

Quarterly Results (Unaudited)

2. Financial Statement Schedules.

No financial statement schedules have been included because they are not applicable or not required under Regulation S-X.

3. List of Exhibits.

    A. The following exhibits are incorporated by reference:

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(2)	Form of Master Separation and Distribution Agreement between Millipore and Mykrolis Corporation (“Mykrolis”)+	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Form of General Assignment and Assumption Agreement between Millipore and Mykrolis+	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

(3)(i)	Restated Articles of Organization, as amended May 6, 1996	Form 10-K for year ended December 31, 1996 [Commission File No. 0-1052]

(ii)	By Laws, as amended	Form 10-K for year ended December 31, 1990 [Commission File No. 0-1052]

(4)	Indenture dated as of May 3, 1995, relating to the issuance of $100,000,000 principal amount of the Company’s 6.78% Senior Notes due 2004	Registration Statement on Form S-4 (No. 33-58117)

	Indenture dated as of April 1, 1997, relating to the issuance of Debt Securities in Series	Registration Statement on Form S-3 (No. 333-23025)

(10)	Shareholder Rights Agreement dated as of April 15, 1988, as amended and restated April 16, 1998 between Millipore and The First National Bank of Boston	Form 8-K dated April 30, 1998 [Commission File No. 0-1052]

	Note Purchase and Exchange Agreement, as amended through November 2, 1998, between Millipore and Metropolitan Life Insurance Company	Form 10-K for the year ended December 31, 1998 [Commission File No. 0-1052]

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
	Amendment No. 3, dated October 4, 2001, to Note Purchase and Exchange Agreement between Millipore and Metropolitan Life Insurance Company	Form 10-Q for the quarter ended September 30, 2001 [Commission File No. 0-1052]

	Form of letter agreement with directors relating to the deferral of directors fees and conversion into phantom stock units*	Form 10-K for the year ended December 31, 1998 [Commission File No. 0-1052]

	1989 Stock Option Plan for Non-Employee Directors*	Form 10-K for the year ended December 31, 1998 [Commission File No. 0-1052]

	Standard Executive Termination Agreement, as amended*	Form 10-K for the year ended December 31, 1999 [Commission File No. 0-1052]

	Amended and Restated 1999 Stock Incentive Plan*	Form 10-Q for the quarter ended June 30, 2002 [Commission File No. 0-1052]

	1995 Employees’ Stock Purchase Plan, as amended*	Form 10-K for the year ended December 31, 1999 [Commission File No. 0-1052]

	1999 Stock Option Plan for Non-Employee Directors*	Form 10-K for the year ended December 31, 1999 [Commission File No. 0-1052]

	2000 Deferred Compensation Plan for Senior Management*	Form 10-K for the year ended December 31, 2000 [Commission File No. 0-1052]

	Amendment No. 1, dated March 31, 2001, to 2000 Deferred Compensation Plan for Senior Management *	Form 10-K for the year ended December 31, 2001 [Commission File No. 0-1052]

	Standard Deferred Compensation Agreement*	Form 10-K for the year ended December 31, 2000 [Commission File No. 0-1052]

	Supplemental Savings and Retirement Plan for Key Salaried Employees of Millipore Corporation, as amended through 2000*	Form 10-K for the year ended December 31, 2000 [Commission File No. 0-1052]

	Amendment, dated March 31, 2001, to Supplemental Savings and Retirement Plan for key salaried Employees of Millipore Corporation *	Form 10-K for the year ended December 31, 2001 [Commission File No. 0-1052]

	2000 Management Incentive Plan*	Form 10-K for the year ended December 31, 2000 [Commission File No. 0-1052]

	Master Patent Assignment between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Master Patent License Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Master Patent Grantback License Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Master Trademark Assignment between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission

	Master Trademark License Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission file No. 0-1052]

	Master Invention Disclosure Assignment between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Master Trade Secret and Know-How Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Tax Sharing Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Employee Matters Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Master Transitional Services Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Reorganization of Operations Outside the U.S.	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Membrane Manufacture and Supply Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Research Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Product Distribution Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Millipore Contract Manufacturing Agreement	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Mykrolis Contract Manufacturing Agreement	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Form of Mykrolis Separation Note	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Separation Revolving Credit Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Credit Agreement between Millipore and certain of its subsidiaries, Bank of America, N.A., and certain other lending and arranging institutions, dated October 5, 2001	Form 10-Q for the quarter ended September 30, 2001 [Commission File No. 0-1052]

	Lender Joinder Agreement between Millipore and certain of its subsidiaries, Bank of America, N.A., and PB Capital Corporation, dated October 23, 2001	Form 10-Q for the quarter ended September 30, 2001 [Commission File No. 0-1052]

+	Millipore Corporation agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.
*	A “management contract or compensatory plan”

B. The following exhibits are filed herewith:

Reg. S-K Item 601(b) Reference	Documents Filed Herewith
(10)	Distribution Agreement, dated as of January 1, 2002, between the Company and Fisher Scientific Company LLC

Form of letter agreement with directors relating to the deferral of director compensation*

Net Lease between Millipore and GetronicsWang Co., LLC, dated August 12, 2002 with respect to the Company’s headquarters in Billerica, Massachusetts

(21)	Subsidiaries of Millipore

(23)

Consent of Independent Accountants relating to the incorporation of their report on the Consolidated Financial Statements into Company’s Securities Act Registration Nos. 2-72124,

2-85698, 2-97280, 33-37319, 33-37323, 33-11790, 33-55613, 33-59005, 33-10801, 333-79227, 333-90127 and 333-30918 on Form S-8, Securities Act Registration Nos. 2-84252, 33-9706,

33-22196, 33-47213, 333-23025 and 333-80781 on Form S-3, and Securities Act Registration No. 33-58117 and 33-48960 on Form S-4

(24)	Power of Attorney

(99)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A “management contract or compensatory plan”

(b) Reports on Form 8-K.

No reports on Form 8-K have been filed by Registrant during the last quarter of the fiscal year ended December 31, 2002.

(c) Exhibits.

The Company hereby files as exhibits to this Annual Report on Form 10-K those exhibits listed in Item 15(a)(3)(B) above, which are attached hereto.

(d) Financial Statement Schedules.

No financial statement schedules have been included because they are not applicable or are not required under Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLIPORE CORPORATION

Dated: March 12, 2003

	By:	/S/ JEFFREYRUDIN
Jeffrey Rudin, Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ FRANCIS J. LUNGER Francis J. Lunger	Chairman of the Board of Directors, Chief Executive Officer and President	March 12, 2003

/S/ KATHLEEN B. ALLEN Kathleen B. Allen	Vice President, Chief Financial Officer	March 12, 2003

/S/ DONALD B. MELSON Donald B. Melson	Corporate Controller (Chief Accounting Officer)	March 12, 2003

/S/ DANIEL BELLUS* Daniel Bellus	Director	March 12, 2003

/S/ ROBERT C. BISHOP* Robert C. Bishop	Director	March 12, 2003

/S/ MAUREEN A. HENDRICKS* Maureen A. Hendricks	Director	March 12, 2003

/S/ MARK HOFFMAN* Mark Hoffman	Director	March 12, 2003

/S/ RICHARD J. LANE* Richard J. Lane	Director	March 12, 2003

/S/ JOHN F. RENO* John F. Reno	Director	March 12, 2003

/S/ EDWARD M. SCOLNICK* Edward M. Scolnick	Director	March 12, 2003

/S/ KAREN E. WELKE* Karen E. Welke	Director	March 12, 2003

*By:	/S/ JEFFREY RUDIN Jeffrey Rudin, Attorney-in-Fact

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Francis J. Lunger, certify that:

1.	I have reviewed this annual report on Form 10-K of Millipore Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003	/s/ Francis J. Lunger

Francis J. Lunger

President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kathleen B. Allen, certify that:

1.	I have reviewed this annual report on Form 10-K of Millipore Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003	/s/ Kathleen B. Allen

Kathleen B. Allen

Vice President and Chief Financial Officer

MILLIPORE CORPORATION

MILLIPORE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
	2002	2001	2000
	(In thousands, except per share data)
Net sales	$704,251	$656,898	$600,161
Cost of sales	308,146	291,219	266,227

Gross profit	396,105	365,679	333,934
Selling, general and administrative expenses	219,058	200,757	190,556
Research and development expenses	52,353	45,816	40,580
Restructuring and other charges	1,124	17,962	320

Operating income	123,570	101,144	102,478
(Loss) gain on investments	(2,344)	—	7,151
Interest income	1,347	2,591	3,486
Interest expense	(18,981)	(25,336)	(26,922)

Income before income taxes	103,592	78,399	86,193
Provision for income taxes	22,791	14,913	20,108

Income from continuing operations	80,801	63,486	66,085
(Loss) income from discontinued operations, net of taxes	—	(6,736)	53,109
Income (loss) on disposal of discontinued operations, net of taxes	2,900	(24,400)	—

Total discontinued operations	2,900	(31,136)	53,109
Extraordinary loss on early extinguishment of debt, net of taxes	—	(1,233)	—

Net income	$83,701	$31,117	$119,194

Basic income (loss) per share:
Continuing operations	$1.68	$1.35	$1.44
Discontinued operations	0.06	(0.66)	1.16
Extraordinary item	—	(0.03)	—

Net income	$1.74	$0.66	$2.60

Diluted income (loss) per share:
Continuing operations	$1.67	$1.32	$1.40
Discontinued operations	0.06	(0.65)	1.13
Extraordinary item	—	(0.02)	—

Net income	$1.73	$0.65	$2.53

Weighted average shares outstanding:
Basic	48,170	47,100	45,803
Diluted	48,448	48,060	47,039

The accompanying notes are an integral part of the consolidated financial statements

MILLIPORE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2002	2001
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$101,242	$62,450
Accounts receivable (less allowance for doubtful accounts of $4,025 and $3,106 as of December 31, 2002 and 2001, respectively)	160,462	154,606
Inventories	111,332	80,046
Deferred income taxes	11,694	8,509
Other current assets	5,481	4,513

Total current assets	390,211	310,124
Property, plant and equipment, net	262,604	200,330
Deferred income taxes	87,824	82,622
Goodwill	9,646	—
Intangible assets, net	28,064	29,991
Other assets	7,881	11,674
Assets of discontinued operations	—	317,628

Total assets	$786,230	$952,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,500	$1,958
Accounts payable	57,596	47,403
Accrued compensation	24,818	30,141
Other accrued expenses	33,613	33,393
Accrued retirement plan contributions	8,438	7,741
Accrued income taxes payable	8,464	6,546
Dividends payable	—	5,266

Total current liabilities	134,429	132,448
Long-term debt	334,000	320,000
Other liabilities	30,297	22,075
Liabilities of discontinued operations	—	38,473
Minority interest in discontinued operations	—	45,417

Total liabilities	498,726	558,413

Commitments and contingent liabilities (Notes 13 and 14)	—	—
Shareholders’ equity:
Common stock, par value $1.00 per share, 120,000 shares authorized; 56,988 shares issued; and 48,412 and 47,876 shares outstanding as of December 31, 2002 and 2001, respectively	56,988	56,988
Additional paid-in capital	91,338	88,584
Retained earnings	432,139	600,479
Unearned compensation	(1,454)	(2,785)
Accumulated other comprehensive loss	(40,700)	(83,457)

	538,311	659,809
Less: Treasury stock at cost, 8,576 and 9,112 shares as of December 31, 2002 and 2001, respectively	(250,807)	(265,853)

Total shareholders’ equity	287,504	393,956

Total liabilities and shareholders’ equity	$786,230	$952,369

The accompanying notes are an integral part of the consolidated financial statements

MILLIPORE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001 and 2000

(In thousands, except per share data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)				Treasury Stock		Total Shareholders’ Equity
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Unrealized Gain (Loss) on Securities	Translation Adjustments	Minimum Pension Liability	Total	Shares	Cost
Balance at December 31, 1999	56,988	$56,988	$18,272	$491,429	$(4,041)	$825	$(43,117)	—	$(42,292)	(11,794)	$(343,505)	$176,851
Comprehensive income:
Net income				119,194								119,194
Unrealized holding gains arising during period, net of tax of $1,884						6,681
Less: reclassification adjustment for gains realized in net income, net of tax of $1,661						(5,890)

Net unrealized gains on securities available for sale, net of tax of $223						791			791			791
Translation adjustments							(14,290)		(14,290)			(14,290)

Total comprehensive income												105,695
Cash dividends declared, $0.44 per share				(20,321)								(20,321)
Stock issued under stock plans			824	(4,331)	(3,041)					1,200	34,825	28,277
Amortization of unearned compensation					2,592							2,592
U.S. tax benefit from stock plan activity			12,274									12,274

Balance at December 31, 2000	56,988	$56,988	$31,370	$585,971	$(4,490)	$1,616	$(57,407)	—	$(55,791)	(10,594)	$(308,680)	$305,368
Comprehensive income:
Net income				31,117								31,117
Net unrealized losses on securities available for sale, net of tax of $651						(1,209)			(1,209)			(1,209)
Impact of adopting SFAS No. 133							(5,100)		(5,100)			(5,100)
Change in value of foreign currency interest rate swaps designated as hedges							5,900		5,900			5,900
Translation adjustments							(27,257)		(27,257)			(27,257)

Total comprehensive income												3,451
Cash dividends declared, $0.44 per share				(20,856)								(20,856)
Stock issued under stock plans			5,096	4,247						1,482	42,827	52,170
Amortization of unearned compensation					1,705							1,705
U.S. tax benefit from stock plan activity			10,159									10,159
Gain on sale of Mykrolis Corporation stock			41,959									41,959

Balance at December 31, 2001	56,988	$56,988	$88,584	$600,479	$(2,785)	$407	$(83,864)	—	$(83,457)	(9,112)	$(265,853)	$393,956
Comprehensive income:
Net income				83,701								83,701
Net unrealized losses on securities available for sale, net of tax of $44						(155)			(155)			(155)
Minimum pension liability adjustment, net of tax of $3,049								(5,663)	(5,663)			(5,663)
Translation adjustments							33,238		33,238			33,238

Total comprehensive income												111,121
Stock issued under stock plans				1,532						536	15,046	16,578
Amortization of unearned compensation					936							936
U.S. tax benefit from stock plan activity			2,754									2,754
Distribution of net assets of Mykrolis				(253,573)	395	(248)	15,585		15,337			(237,841)

Balance at December 31, 2002	56,988	$56,988	$91,338	$432,139	$(1,454)	$4	$(35,041)	$(5,663)	$(40,700)	(8,576)	$(250,807)	$287,504

The accompanying notes are an integral part of the consolidated financial statements

MILLIPORE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2002	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income	$83,701	$31,117	$119,194
Less: Income (loss) from discontinued operations	2,900	(6,736)	53,109
Loss on disposal of discontinued operations	—	(24,400)	—

Income from continuing operations	80,801	62,253	66,085
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Extraordinary loss on early extinguishment of debt	—	1,899	—
Restructuring and other charges	(1,124)	17,962	(2,680)
Net (loss) gain on sale of investments	2,344	—	(7,151)
Depreciation and amortization	34,957	30,744	30,536
Deferred income tax (benefit) provision	(2,584)	1,404	803
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	8,952	(20,611)	(11,926)
(Increase) decrease in inventories	(19,882)	(5,634)	(19,335)
(Increase) decrease in other current assets	(446)	(847)	1,682
Decrease (increase) in other assets	402	377	(802)
Increase in accounts payable	6,630	1,229	3,881
(Decrease) increase in accrued expenses	(7,052)	(13,629)	9,081
Increase in accrued retirement plan contributions	306	1,510	794
Increase (decrease) in accrued income taxes	1,931	(17,528)	11,976
Other	2,345	2,740	2,354

Net cash provided by operating activities	107,580	61,869	85,298

Cash flows from investing activities:
Additions to property, plant and equipment	(79,309)	(72,264)	(36,418)
Additions to investments and intangible assets	(2,609)	(1,705)	—
Proceeds from sale of property	—	—	8,808
Proceeds from sale of securities	—	—	7,498
Cash paid for business acquisition	(11,676)	—	—

Net cash used in investing activities	(93,594)	(73,969)	(20,112)

Cash flows from financing activities:
Proceeds from issuance of treasury stock under stock plans	15,652	49,807	28,012
Payments of debt	(100,000)	(25,000)	—
Net proceeds from (repayments of) revolver borrowings	113,542	(5,586)	(63,101)
Decrease in cash held as collateral	—	3,212	15,428
Debt refinancing fees	—	(3,462)	—
Dividends paid	(5,266)	(20,687)	(20,193)

Net cash provided by (used in) financing activities	23,928	(1,716)	(39,854)

Effect of foreign exchange rates on cash and cash equivalents	4,330	(4,804)	(340)

Net cash provided (used) by continuing operations	42,244	(18,620)	24,992
Net cash (used) provided by discontinued operations	(3,452)	25,884	(2,226)

Net increase in cash and cash equivalents	38,792	7,264	22,766
Cash and cash equivalents on January 1	62,450	55,186	32,420

Cash and cash equivalents on December 31	$101,242	$62,450	$55,186

The accompanying notes are an integral part of the consolidated financial statements

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.    Description of Operations

Millipore Corporation is a multinational bioscience company that provides technologies, tools and services for the discovery, development and production of new therapeutic compounds. The Company’s products principally serve the worldwide biotechnology, life science research and pharmaceutical industries. Millipore’s products are based on a variety of enabling technologies, including the Company’s membrane filtration and chromatography technologies. For the biotechnology and pharmaceutical industries, Millipore offers products for development, scale-up, production and quality assurance of therapeutics, as well as validation services. In life science research, Millipore offers products for drug discovery, proteomics, genomics, and general laboratory applications. The other bioscience market principally includes the development and manufacture of classical pharmaceuticals, clinical and analytical laboratory activities, and processing and quality control of beverages.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates entities in which it owns or controls more than fifty percent of the voting shares. All intercompany accounts and transactions have been eliminated in consolidation.

Translation of Foreign Currencies

For all of the Company’s foreign subsidiaries, assets and liabilities are translated at exchange rates prevailing on the balance sheet date, revenues and expenses are translated at average exchange rates prevailing during the period, and elements of shareholders’ equity are translated at historical rates. Any resulting translation gains and losses are reported separately in shareholders’ equity. The aggregate net transaction gains and losses included in the consolidated statements of income are not material.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions are reviewed on an on-going basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the 2002 presentation.

Cash Equivalents

Cash equivalents consisting primarily of time deposits are carried at cost plus accrued interest, which approximates market value. All cash equivalents are highly liquid investments that had original maturities of three months or less.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its temporary cash and cash equivalents with high credit qualified financial institutions, and, by policy, limits the amount of credit exposure to any one financial institution.

Concentrations of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base, and their dispersion across different geographies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for doubtful accounts for specifically identified estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

The Company values its inventories at actual cost on a first-in, first-out (“FIFO”) basis. The Company considers recent historic usage and future demand in estimating its realizable value of its inventory. Finished goods and components that are obsolete are written-off at the point of obsolescence. In certain cases, for newly introduced products and overstocked products, future demand is considered in establishing inventory write downs. Raw material and work-in-process inventories are also reviewed for obsolescence and alternative or future use by reviewing manufacturing plans, future demand and market conditions. Should it be determined that write downs are insufficient, then the Company would be required to record additional inventory write downs, which would have a negative impact on gross margin.

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

The estimated useful lives of the Company’s depreciable assets are as follows:

Leasehold Improvements	The shorter of the life of the improvement or the life of the lease
Buildings and Improvements	10-40 years
Production and Other Equipment	3-15 years

Goodwill

Goodwill is the excess of fair value over identifiable net assets acquired. The Company’s goodwill is related to its purchase of CPG, Inc. (“CPG”) during 2002. Goodwill is to be tested periodically for impairment on at least an annual basis and written down when impaired.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Intangible Assets

Intangible assets were primarily acquired through the acquisition of the Amicon Separation Science Business in 1996. The intangible assets consist primarily of patented and unpatented technology, trade names and licenses. The assets are recorded at cost and amortized on a straight-line basis over periods ranging from 4 to 20 years.

Marketable Securities

The Company’s investments in equity securities are categorized as available-for-sale as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Equity securities are included in Other Assets in the accompanying consolidated balance sheets and are recorded at fair value. The cost of each investment is determined primarily on a specific identification method. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of accumulated other comprehensive income (loss). As of December 31, 2002, marketable securities had a fair value of $910 and a cost of $925. The fair value of these securities reflects unrealized holding gains and losses of $90 and $105, respectively at December 31, 2002. At December 31, 2001, marketable securities had a fair value of $1,277 and a cost of $1,149. The fair value of these securities reflects unrealized holding gains and losses of $653 and $525, respectively, at December 31, 2001.

Financial Instruments

The Company currently uses forward contracts to hedge certain foreign currency exposures and swaps in prior years. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the contracts hedging these exposures. The Company held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $35,734 at December 31, 2002. The fair value of these contracts was $712 at December 31, 2002. At December 31, 2001, the Company did not have any financial instruments outstanding. The Company does not enter into foreign exchange contracts for trading or other speculative purposes, nor does the Company use leveraged financial instruments.

Income Taxes

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. With respect to the unremitted earnings of the Company’s foreign subsidiaries, deferred taxes are provided only on amounts expected to be repatriated. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

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

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Revenue Recognition

Revenue from the sale of products is recognized when evidence of an arrangement is in place, related prices are fixed or determinable, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. When significant obligations remain after products are delivered, such as site assessment acceptance, revenue and related costs are deferred until such obligations are fulfilled.

Revenue for certain fixed price contracts associated with the Company’s process equipment business are recognized under the percentage of completion method (“POC”). Revenue is recognized based on the ratio of hours expended compared with the total estimated hours to complete the construction of the process equipment. The cumulative impact of any revisions in estimates of the percent complete is reflected in the period in which the changes become known.

Revenue from service arrangements is recognized when the services are provided.

Warranty Costs

The Company provides for estimated warranty costs at the time of the product sale.

Stock-based Compensation

At December 31, 2002, the Company has a stock-based employee compensation plan from which it currently grants stock options. The Company applies the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes model with the following assumptions in 2002, 2001 and 2000: expected life of five years and a dividend rate of zero in 2002 and 2001 and $0.44 in 2000. The expected volatility was 40% in 2002 and 45% in 2001 and 2000. The weighted average risk-free interest rate was 4.2% in 2002, 4.2% in 2001 and 5.3% in 2000.

	2002	2001	2000
Net income, as reported	$83,701	$31,117	$119,194
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects, pro forma	14,530	11,582	7,104

Pro forma net income	$69,171	$19,535	$112,090

Earnings per share:
Basic, as reported	$1.74	$0.66	$2.60

Basic, pro forma	$1.44	$0.41	$2.45

Diluted, as reported	$1.73	$0.65	$2.53

Diluted, pro forma	$1.43	$0.41	$2.38

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

New Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and provides a single accounting model for long-lived assets to be disposed of. In addition, the standard eliminates the requirement to accrue for losses through the estimated date of disposal of a business. The provisions of this standard do not apply to the Company’s disposal of Mykrolis Corporation in the second quarter of 2001. The adoption of SFAS No. 144 resulted in the Company reflecting assets and liabilities of discontinued operations as gross amounts rather than net assets of discontinued operations, in the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Upon adoption of SFAS No. 145 in 2003, the 2001 extraordinary loss on early extinguishment of debt will be reclassified in future financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective January 1, 2003. SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit or disposal activities, including restructuring activities, when a liability is incurred rather than at the date of a commitment to an exit or disposal plan and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The adoption of SFAS No. 146 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company provides for estimated warranty costs at the time of the product sale, and such costs are considered to be immaterial to these consolidated financial statements. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have an impact on the Company’s consolidated financial statements.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

3.    Discontinued Operations

On October 3, 2000, the Company announced its plans, subject to certain conditions, to separate into two distinct companies by making its Microelectronics business segment an independent, publicly traded company. In accordance with these plans, the Microelectronics business segment was separated into a wholly owned Millipore subsidiary named Mykrolis Corporation (“Mykrolis”) on March 31, 2001 (the “Separation Date”).

During the second quarter of 2001, the Company received a ruling from the Internal Revenue Service that the Mykrolis spin-off transaction, as planned, would be tax-free to the Company and its shareholders. Thereafter, the Company’s management and Board of Directors approved the plan of disposition for Mykrolis. Accordingly, the Company’s consolidated condensed financial statements and notes reflect the Company’s Microelectronics business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30.

On August 9, 2001, Mykrolis completed an initial public offering (the “Mykrolis IPO”) of 7,000 of its common shares at a price of $15.00 per share. Net proceeds from the Mykrolis IPO, after deducting the underwriting discount, commissions and other direct costs, were approximately $94,076. Of that amount, Mykrolis paid $19,100 to the Company as a repayment of amounts outstanding under the separation agreements between the two companies. No additional Mykrolis shares were purchased pursuant to the underwriters’ overallotment option provided for as part of the Mykrolis IPO. Prior to the Mykrolis IPO, the Company’s ownership in Mykrolis’ outstanding common shares was 100%, and at December 31, 2001 the Company’s ownership in Mykrolis’ outstanding common shares was approximately 82%. As a result of the planned distribution of Mykrolis common shares to Millipore shareholders, the Company recorded an increase to additional paid-in capital for the gain on its investment in Mykrolis of $41,959 at December 31, 2001.

Loss on disposal of discontinued operations of $24,400 ($35,100 pre-tax) recorded in the second quarter of 2001 included estimated future operating losses of $18,600 for Mykrolis from July 1, 2001 through the planned disposition date in the first quarter of 2002 and disposition expenses of $5,800. In the third quarter of 2001, the Company revised the $24,400 estimated loss on disposal of discontinued operations. The pre-tax revision included an $8,700 increase in the estimated future operating losses for Mykrolis through the planned disposition date offset by reduced disposition expenses of $2,000 and a $6,700 reduction to adjust for the 17.7 percent minority interest share of forecasted operating losses through the disposition date resulting from the Mykrolis IPO in the third quarter.

Losses for Mykrolis in the second half of 2001 of $17,732 were charged against the reserve for estimated losses. Included in the operating results of the discontinued business was a $4,922 restructuring charge taken in response to the prolonged duration and severity of the current semiconductor industry downturn.

On February 27, 2002 (the “Distribution Date”), the Company distributed its remaining ownership interest in Mykrolis common stock as a dividend to its shareholders of record as of February 13, 2002. At that date, the net assets of discontinued operations less minority interest were recorded as a $253,573 reduction to shareholders’ equity. In addition, the estimated loss accrual was reduced by $2,900 to reflect the actual net loss of Mykrolis through the distribution date.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The summary of operating results from discontinued operations is as follows:

	January 1– February 27, 2002	2001	2000
Net sales	$20,615	$214,228	$355,924

Gross margin	$5,879	$77,198	$179,701

Income (loss) from discontinued operations, before income taxes	$3,383	$(10,729)	$67,474
(Benefit) provision for income taxes	(483)	(3,993)	14,365

Income (loss) from discontinued operations, net of taxes	2,900	(6,736)	53,109
Loss on disposal of discontinued operations, net of taxes	—	(24,400)	—

Total discontinued operations, net of taxes	$2,900	$(31,136)	$53,109

There were no assets or liabilities related to discontinued operations at December 31, 2002. Net assets of discontinued operations at December 31, 2001 consisted of the following:

Current assets	$178,082
Non-current assets	139,546

Total assets	$317,628

Current liabilities	$28,360
Non-current liabilities	10,113

Total liabilities	$38,473

Current assets included cash and cash equivalents, accounts receivable and inventory at December 31, 2001. Non-current assets included property, plant and equipment, deferred income taxes, intangible assets and other assets. Current liabilities consisted of accounts payable, income taxes payable, accrued expenses and amounts due to Millipore. Non-current liabilities consisted principally of pension obligations.

As part of the separation of Mykrolis from Millipore, the two companies entered into a number of agreements covering a range of issues relating to the separation, including transitional services, intellectual property rights, product manufacturing and supply, research and development services and employee matters.

4.    Restructuring Programs and Other Charges

In 2002, the Company settled a lawsuit that resulted in the Company paying $1,124 in damages and license fees.

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

These initiatives included a $16,504 restructuring charge and $1,458 of fixed asset write-offs for assets that are no longer in use. The restructuring charge included $15,432 of employee severance costs and $1,072 of lease cancellation costs. The severance costs included non-cash stock-based compensation expense related to changes

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

in stock awards. Approximately 215 positions were eliminated and through December 31, 2002, approximately 185 employees have left the Company. The restructuring program proceeded as planned and the remaining reserve balance will be substantially paid out during the quarter ending March 31, 2003.

The following is a summary of the 2001 restructuring program reserve balances at December 31, 2002 which are included in accrued expenses:

	Restructuring Charge	Cash Disbursements	Stock Based Compensation Expense	Balance at December 31, 2001	Cash Disbursements	Balance at December 31, 2002
Employee severance costs	$15,432	$8,571	$2,221	$4,640	$4,182	$458
Leasehold and other costs	1,072	382	—	690	563	127

Total	$16,504	$8,953	$2,221	$5,330	$4,745	$585

In 2000, the Company reversed $1,180 of a restructuring charge recorded in 1998 as it received higher than expected proceeds from the sale of facilities. As of December 31, 2001, the 1998 restructuring program had been completed with the final cash payments occurring in that year.

In 2000, the Company settled a patent lawsuit and recorded a charge of $1,500 for past royalties.

5.    Acquisition

On July 31, 2002, the Company acquired substantially all of the net assets of CPG for $11,676 in cash. The transaction was accounted for under the provisions of SFAS No. 141. CPG had been a supplier of the Company for several years, providing the base material for some of its chromatography media products. The acquisition included the intellectual property and physical assets. The purchase price has been allocated to net tangible assets of $1,110, and identifiable intangible assets of $920, based on estimated fair market values of those assets, with the remaining $9,646 allocated to goodwill. This acquisition was assigned to the BioPharmaceutical operating segment. The results of operations of CPG would have an immaterial impact on the Company’s results.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

6.    Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for 2002, 2001 and 2000:

	2002	2001	2000
Numerator:
Income from continuing operations, net of taxes	$80,801	$63,486	$66,085
Income (loss) from discontinued operations, net of taxes	2,900	(31,136)	53,109
Extraordinary loss on early extinguishment of debt, net of taxes	—	(1,233)	—

Net income	$83,701	$31,117	$119,194

Denominator:
Basic weighted average shares outstanding	48,170	47,100	45,803
Effect of dilutive securities-stock options and restricted stock	278	960	1,236

Diluted weighted average shares outstanding	48,448	48,060	47,039

Basic income (loss) per share:
Continuing operations	$1.68	$1.35	$1.44
Discontinued operations	0.06	(0.66)	1.16
Extraordinary item	—	(0.03)	—

Net income	$1.74	$0.66	$2.60

Diluted income (loss) per share:
Continuing operations	$1.67	$1.32	$1.40
Discontinued operations	0.06	(0.65)	1.13
Extraordinary item	—	(0.02)	—

Net income	$1.73	$0.65	$2.53

7.    Inventories

Inventories at December 31, stated at the lower of first-in, first-out (FIFO) cost or market, consisted of the following:

	2002	2001
Raw materials	$44,156	$28,531
Work in process	16,006	12,527
Finished goods	51,170	38,988

	$111,332	$80,046

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

8.    Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of the following:

	2002	2001
Land	$7,721	$7,381
Leasehold improvements	12,566	9,068
Buildings and improvements	166,030	130,127
Production and other equipment	214,034	186,958
Construction in progress	45,259	24,166

	445,610	357,700
Less: accumulated depreciation	183,006	157,370

	$262,604	$200,330

Depreciation expense for the years ended 2002, 2001 and 2000 was $30,334, $25,136 and $24,695, respectively.

During 2002, the Company invested $8 million of a planned $30 million project to expand manufacturing capacity adjacent to its existing manufacturing facility in Ireland. The Company has delayed completion of this facility as existing manufacturing capacity can meet the expected demand of its core consumable product through 2006. The Company does not expect to complete the construction of this facility prior to 2006. This facility is currently a multipurpose building shell that is expected to increase manufacturing capacity for its core consumable product. If necessary, this facility could be used for the manufacturing of alternative products.

9.    Intangible assets, net

Intangible assets consisted of the following at December 31, 2002 and December 31, 2001:

2002	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
Patented and unpatented technology	$22,399	$(10,630)	$11,769	4–20 years
Trade names	18,995	(5,136)	13,859	8–20 years
Licenses and other	6,302	(3,866)	2,436	5–10 years

Total	$47,696	$(19,632)	$28,064

2001
Patented and unpatented technology	$20,756	$(9,033)	$11,723	4–20 years
Trade names	18,995	(3,931)	15,064	8–20 years
Licenses and other	6,172	(2,968)	3,204	5–10 years

Total	$45,923	$(15,932)	$29,991

Amortization expense for the years ended 2002, 2001 and 2000 was $3,700, $4,116 and $3,818, respectively.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The estimated aggregate amortization expense for intangible assets owned as of December 31, 2002 for each of the five succeeding years is as follows:

2003	$3,250
2004	3,160
2005	2,950
2006	2,950
2007	1,970
Thereafter	13,784

$28,064

10.    Other Accrued Expenses

Other accrued expenses consisted of the following at December 31, 2002 and December 31, 2001:

	2002	2001
Deferred revenue	$9,313	$6,409
Other accrued expenses	24,300	26,984

	$33,613	$33,393

11.    Notes Payable and Long-Term Debt

In October 2001, the Company entered into a five year unsecured revolving credit agreement that allows for revolving loan borrowings of up to $250,000. Interest rates on individual borrowings under the credit agreement are made on terms not to exceed twelve months. The Company used a portion of its borrowing capacity under the credit agreement to satisfy the $100,000 7.2% unsecured note that was repaid on April 1, 2002. Because of the Company’s ability and intent to continuously refinance such borrowings under the credit agreement, $159,000 and $45,000 of short-term borrowings outstanding at December 31, 2002 and December 31, 2001, respectively, have been classified as long-term. Interest is payable on outstanding borrowings at a floating rate defined in the credit agreement as Eurocurrency rate plus a margin. The credit agreement also calls for a facility fee at a rate ranging from 0.25 to 0.625 percent of the available facility. The exact amount of the margin and the facility fee is dependent on the Company’s debt rating. The Company is compliant with the financial covenants specified in the credit agreement. These financial covenants relate to leverage ratios and interest coverage.

On October 4, 2001, the Company amended the agreement governing its $100,000 7.23% note payable (the “Note Agreement”). The amended Note Agreement’s financial covenants were modified and mirror the financial covenants under the credit agreement. At that time, the Company also prepaid $25,000 of the note and recorded a $1,899 ($1,233 after tax) extraordinary loss for the premium associated with the early redemption.

Short-term borrowings and related lines of credit at December 31 are summarized as follows:

	2002	2001
Notes payable	$1,500	$1,958
Unused lines of credit	$90,895	$213,042
Average amount outstanding at month-end during the year	$136,861	$49,486
Maximum amount outstanding at month-end during the year	$171,000	$78,000
Weighted average interest rate during the year	3.0%	5.9%
Weighted average interest rate at year-end	2.6%	4.9%

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Long-term debt at December 31 consisted of the following:

	2002	2001
Credit agreement due in 2006	$159,000	$45,000
7.2% unsecured notes due in 2002	—	100,000
7.5% unsecured notes due in 2007	100,000	100,000
7.23% note payable due in 2004	75,000	75,000

Long-term debt	$334,000	$320,000

Weighted average interest rate	5.9%	7.0%

Interest on the 7.5% unsecured note is payable semi-annually in April and October. At December 31, 2002, this note had a fair market value of $106,000.

Interest on the 7.23% note is payable semi-annually in March and September. As this note is not publicly traded, the fair value is not readily determinable. However, the Company believes that the above carrying values approximate fair value.

At December 31, 2000, the Company was a party to two U.S. dollar to Japanese Yen foreign currency fixed rate-to-fixed rate interest rate swap agreements, which were designated as a hedge of the Company’s net investment exposure in its Japanese subsidiary. On January 1, 2001, the Company recorded a net derivative liability transition adjustment of $5,100 which was the difference between the Company’s carrying value and the fair value of this derivative. This transition adjustment was recorded as a cumulative-effect type adjustment to other comprehensive income. During the first quarter of 2001, the swap agreements were terminated and a gain of $800 was realized and recorded in other comprehensive income. In addition, the Company is no longer required to provide any cash collateralization which had previously been required as part of one of its swap agreements.

The Company capitalized interest costs associated with the construction of certain capital assets of $1,793 in 2002, $1,529 in 2001 and $1,436 in 2000. Interest paid during 2002, 2001 and 2000 amounted to $21,020, $26,662 and $27,755, respectively.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

12.    Income Taxes

The Company’s provisions for income taxes attributable to income from continuing operations are summarized as follows:

	2002	2001	2000
Domestic and foreign income before income taxes:
Domestic	$31,142	$29,904	$38,009
Foreign	72,450	48,495	48,184

Income before income taxes	$103,592	$78,399	$86,193

Domestic and foreign provision (benefit) for income taxes:
Domestic	$2,087	$3,641	$7,702
Foreign	20,455	11,198	12,419
State	249	74	(13)

	$22,791	$14,913	$20,108

Current and deferred provision (benefit) for income taxes:
Current	$25,375	$13,509	$19,305
Deferred	(2,584)	1,404	803

	$22,791	$14,913	$20,108

A summary of the differences between the Company’s worldwide effective tax rate for continuing operations and the United States statutory federal income tax rate is as follows:

	2002	2001	2000
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Puerto Rico tax rate benefit	(4.6)	(5.2)	(6.3)
Ireland tax rate benefit	(6.5)	(8.6)	(7.5)
State income tax, net of federal income tax benefit	0.1	0.1	(0.1)
Export sales benefit	(2.0)	(2.3)	(3.6)
Change in valuation allowance	—	—	5.8

Effective tax rate	22.0%	19.0%	23.3%

Tax exemptions relating to Puerto Rico and Ireland operations are effective through 2016 and 2010, respectively. During 2002, the Company negotiated a new agreement with the government of Puerto Rico extending its tax favored status for 15 years, starting in 2002. Income taxes paid (net of refunds) during 2002, 2001 and 2000 were $22,910, $24,295 and $17,267, respectively.

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These earnings amounted to approximately $272,350 at December 31, 2002. If earnings of such foreign subsidiaries were not indefinitely reinvested, deferred tax liability of $75,653 would have been required at December 31, 2002.

At December 31, 2002, the Company has foreign tax credit carryforwards of approximately $43,201 that expire in the years 2003 through 2007. General business credit carryforwards of approximately $7,447 expire in

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

the years 2003 through 2022. Net operating loss carryforwards of $34,370 expire through the year 2021. In addition, the Company has alternative minimum tax credit carryforwards of approximately $16,973, which can be carried forward indefinitely. During 2002, $3,246 of foreign tax credit carryforwards expired.

Significant components of the Company’s net deferred tax assets are as follows:

	2002	2001
Intercompany and inventory related transactions	$9,638	$12,731
Postretirement benefits other than pensions	4,024	3,810
Tax credits (including foreign tax credits on unremitted earnings)	73,470	65,302
Net operating loss carryforwards	12,030	24,999
Restructuring related costs	2,378	2,992
Amortization of intangible assets	7,576	9,161
Depreciation	(2,779)	(3,399)
Other, net	14,069	(331)

	120,406	115,265
Valuation allowance	(20,888)	(24,134)

Net deferred tax asset	$99,518	$91,131

The valuation allowance is provided primarily to foreign tax credit carryforwards which can be utilized against future taxable income in the United States. Although realization is not assured, the Company believes it is more likely than not that the remainder of the deferred tax asset, net of the valuation allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

13.    Legal Proceedings

The Company currently is not a party to any material legal proceeding and the Company knows of no material legal proceeding contemplated by any governmental authority.

On July 21, 1999, Amersham Pharmacia Biotech AB (“APB”) (now known as Amersham Biosciences AB) of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company’s ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB appealed this decision and, on July 5, 2001, the British Appeals Court affirmed the decision of the High Court. On February 13, 2002, the House of Lords rejected APB’s request for leave to appeal the decision of the Appeals Court. The High Court also ruled that a discontinued product did infringe one of the APB patents. The parties settled this matter on December 30, 2002. Under the settlement, Millipore paid APB an agreed amount in respect of damages for the infringement by the discontinued product and took a license from APB under related patents.

The Company is also subject to a number of other claims and legal proceedings which, in the opinion of the Company’s management, are incidental to the Company’s normal business operations. In the opinion of the Company, although final settlement of these suits and claims may impact the Company’s financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on the Company’s financial position, cash flows and results of operations.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

14.    Leases

Operating lease agreements cover sales offices, manufacturing and warehouse space. These leases have expiration dates through 2012. Certain land and building leases contain renewal options for periods ranging from one to ten years and purchase options at fair market value. Rental expense was $8,123 in 2002, $6,213 in 2001 and $4,683 in 2000. At December 31, 2002 future minimum rents payable under noncancelable operating leases with initial terms exceeding one year were as follows:

2003	$10,191
2004	8,457
2005	8,094
2006	7,192
2007	4,080
2008-2012	17,059

$55,073

15.    Stock Plans

Stock Incentive Plans

The “1999 Stock Incentive Plan” (the “1999 Plan”) provides for the issuance of stock options and restricted stock to key employees as incentive compensation. In 2002, the 1999 Plan was amended to increase the number of shares available for issuance under the 1999 Plan by an additional 5,000 shares. Also in 2002, in connection with the Mykrolis distribution, the number of shares available for issuance was increased by 648. This allows for the issuance of a total of 9,648 shares of common stock of which a maximum of 250 shares can be issued as restricted stock. The exercise price of the stock options may not be less than the fair market value of the stock at the date of grant and the stock options must expire no later than 10 years from the date of grant.

The 1999 Plan provides that the restricted stock, which is awarded to key members of senior management at no cost to them, cannot be sold, assigned, transferred or pledged during a restriction period. The restriction period is normally four years but in some cases may be less and may be accelerated based on exceeding annual performance targets. In most instances, shares are subject to forfeiture should employment terminate during the restriction period. The restricted stock is recorded at its fair market value on the award date; the related deferred compensation is amortized to Selling, General and Administrative expenses over the restriction period. At the end of 2002, 2001 and 2000, 40, 104 and 173 shares, respectively, were outstanding as restricted shares.

Non-Employee Director Stock Option Plan

The 1999 Stock Option Plan for Non-Employee Directors (the “Directors Plan”) allows for the issuance of 250 shares of common stock. Each newly elected eligible director is awarded a stock option to purchase 4 shares of common stock on the date of his or her first election. Following the initial grant, each director shall automatically be awarded options to purchase 2 shares of common stock for each subsequent year of service as a director. The exercise price of the stock options may not be less than the fair market value of the stock at the date of grant. At December 31, 2002, 69 options were outstanding.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Employees’ Stock Purchase Plan

During 1999, the Company’s Employees’ Stock Purchase Plan (“ESPP”) was amended to allow for the issuance of up to 1,300 shares of common stock. The amended plan allows eligible employees to purchase the stock at 85% of the lesser of the fair market value of the common stock on June 1, the beginning of the plan year, or the closing price at the end of every three months. Each employee may purchase up to 10% (up to a maximum of $25) of eligible compensation.

In 2002, 2001 and 2000, shares issued under the ESPP were 84, 65 and 90, respectively. As of December 31, 2002, 1,010 shares of Millipore common stock were available for sale to employees under the ESPP.

Mykrolis spin-off

On the Distribution Date, the Company distributed all of its remaining interest in Mykrolis through a stock dividend to Millipore stockholders of record on February 13, 2002. This distribution was made in the amount of 0.6768132 share of Mykrolis common stock for each outstanding share of Millipore common stock. The decrease in the intrinsic value of Millipore’s stock plans attributed to the distribution of Mykrolis was restored in accordance with the methodology set forth in the FASB Interpretation No. 44 “Accounting for Certain transactions involving Stock Compensation”. Accordingly, the number of Millipore employee options outstanding on the Distribution Date were increased and the exercise prices were correspondingly decreased to maintain the intrinsic value of the options on the Distribution Date. At the Distribution Date, Mykrolis employees held 536 unvested Millipore stock options, which were subsequently cancelled.

The 2001 and 2000 information in the stock option table below was restated to reflect the impact from the Mykrolis spin-off.

Stock option activity is presented as follows:

	2002			2001			2000
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding at January 1	5,843	$12.21—$65.49	$40.56	5,713	$12.21—$65.49	$32.23	5,458	$12.21—$42.56	$26.78
Granted	118	$31.59—$50.91	$38.77	1,925	$46.61—$53.91	$53.85	1,657	$40.73—$65.49	$41.32
Exercised	(494)	$15.25—$40.73	$30.44	(1,624)	$14.93—$43.67	$27.70	(1,220)	$12.21—$38.47	$20.48
Cancelled	(832)	$15.25—$61.84	$37.93	(171)	$14.93—$61.85	$33.67	(182)	$15.31—$61.85	$30.00

Outstanding at December 31	4,635	$12.21—$65.49	$41.99	5,843	$12.21—$65.49	$40.56	5,713	$12.21—$65.49	$32.23
Exercisable at December 31	2,446			2,004			2,502

Effective with the spin-off of Myrkrolis on the Distribution Date, the Company adjusted the number of stock options and the exercise price to preserve the intrinsic value of the stock options that existed prior to the spin-off.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following table summarizes information about stock options at December 31, 2002 after giving effect to the revaluation following the Mykrolis spin-off:

Options Outstanding				Options Exercisable
Range of Exercise Price	Outstanding	Weighted Average Remaining Life in years	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$12.21-$31.06	1,190	6	$27.70	1,012	$27.13
$31.50-$40.73	1,515	7	$38.43	946	$37.36
$41.41-$50.91	83	8	$45.29	26	$45.24
$53.90-$54.33	1,830	9	$53.91	454	$53.91
$61.84-$65.49	17	7	$62.09	8	$62.09

$12.21-$65.49	4,635	7	$41.99	2,446	$36.36

Accounting for Stock Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized. The weighted average fair value of options granted under the stock option plan was $16.11 in 2002, $24.20 in 2001 and $17.78 in 2000. The weighted average fair value of shares issued under the employee stock purchase plan was $11.26 in 2002, $14.48 in 2001 and $10.02 in 2000. The pro forma expense amounts assume that the fair value assigned to the option grants was amortized over the vesting period of the options, which is four years, while the fair value assigned to grants under the stock purchase plan is recognized in full at the date of grant.

Non-Employee Director Deferred Compensation Agreements

Through 2002, non-employee directors were allowed to defer their fees earned as Directors. The fees were converted to deferred compensation phantom stock units based on 100% of the fair market value of Millipore common stock on periodic conversion dates. Upon retirement or earlier termination of service from the Board of Directors, the cash equivalent of the phantom stock units are distributed in annual installments over ten years. The Company records a compensation adjustment related to the change in the fair market value of stock at the grant date as compared to the current fair market value of the stock.

16.    Employee Retirement Plans

Participation and Savings Plan

The Millipore Corporation Employees’ Participation and Savings Plan (“Participation and Savings Plan”), maintained for the benefit of all U.S. employees, combines both a defined contribution plan (“Participation Plan”) and an employee savings plan (“Savings Plan”). Contributions to the Participation Plan are allocated among the U.S. employees of the Company who have completed at least two years of continuous service on the basis of the compensation they received during the year for which the contribution is made. The Savings Plan allows employees to make certain tax-deferred voluntary contributions upon hire date, which the Company matches after 1 year of service with a 25% contribution (50% contribution for employees with 10 or more years of service). Total expense under the Participation and Savings Plan was $7,030 in 2002, $6,979 in 2001 and $6,604 in 2000.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The Mykrolis employees within the Participation Plan elected between alternative options as to how their individual balances were treated in regards to distribution or roll over. The Company’s accrued liability under the Savings Plan for Mykrolis employees was transferred to Mykrolis as of the Separation Date.

Supplemental Savings and Retirement Plan for Key Salaried Employees

The Company offers a Supplemental Savings and Retirement Plan for Key Salaried Employees (the “Supplemental Plan”) to certain senior executives that allows certain salary deferral benefits that would otherwise be lost by reason of restrictions imposed by the Internal Revenue Code limiting the amount of compensation which may be deferred under tax-qualified plans. The Company recognizes expense related to its obligations to pay certain supplemental benefits attributed to the employee’s deferred salary. Investment returns will impact the Company’s obligations. During periods when the return on withholdings is a gain, the Company’s obligations increase and the Company recognizes expense. During periods when the return on withholdings is a loss, the Company’s obligations decrease and the Company recognizes income. Total income under the Supplemental Plan was $283 in 2002 compared with expenses of $142 in 2001 and $273 in 2000.

Retirement Plans

The Company’s Retirement Plan for Employees of Millipore Corporation (“Retirement Plan”) is a defined benefit plan for all U.S. employees which provides benefits to the extent that assets of the Participation Plan, described above, do not provide guaranteed retirement income levels. Guaranteed retirement income levels are determined based on years of service and salary level as integrated with Social Security benefits. Employees are eligible under the Retirement Plan after one year of continuous service and are vested after five years of service. For accounting purposes, the Company uses the projected unit credit method of actuarial valuation.

Prior to the Distribution Date, the U.S. employees of Mykrolis participated in the Retirement Plan. Subsequent to the Distribution Date, the Mykrolis employees within the Retirement Plan elected between alternative options as to how their individual balances, if any, were treated in regards to distribution or roll over.

The actuarial method for funding purposes is the entry age normal method. The Company contributes annually to the Retirement Plan, subject to Internal Revenue Service and ERISA funding limitations. No contributions were required for 2002, 2001 and 2000. Plan assets are invested primarily in SEC registered mutual funds that maintain a portfolio of U.S. equities and U.S. fixed income securities.

In addition to the Retirement Plan, the Company sponsors several unfunded defined benefit postretirement plans covering all U.S. employees, which are included in Other Benefits. The plans provide medical and life insurance benefits and are, depending on the plan, either contributory or non-contributory.

The Company maintains various retirement plans for the benefit of its U.S. employees. At December 31, 2002, the Company’s U.S. retirement plan was underfunded relative to its accumulated benefit obligation by $8,712. This resulted in the Company recording an additional liability of $5,663, net of tax, at December 31, 2002 to reflect the required minimum pension liability amount. The amount is recorded, net of the related tax effect, as a component of accumulated other comprehensive income. Fluctuations in the fair market value of assets related to these plans could affect pension expense in future years.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following tables summarize the funded status of the U.S. Employee Retirement Plans and amounts reflected in the Company’s consolidated balance sheets at December 31, based on Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits.

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$10,039	$9,571	$7,077	$7,791
Service (benefit) cost	(414)	(321)	523	226
Interest cost	841	697	745	434
Plan participants’ contributions	2,740	150	148	175
Actuarial loss (gain)	3,963	701	3,535	(965)
Benefits paid	(1,319)	(759)	(814)	(584)

Benefit obligation at end of year	$15,850	$10,039	$11,214	$7,077

Change in plan assets:
Fair value of plan assets at beginning of year	$9,145	$9,114	$—	$—
Actual return on plan assets	(531)	588	—	—
Company contributions	—	52	666	409
Plan participant contribution	1,976	150	148	175
Benefits paid	(1,319)	(759)	(814)	(584)

Fair value of plan assets at end of year	$9,271	$9,145	$—	$—

Funded status	$(6,579)	$(894)	$(11,214)	$(7,077)
Minimum pension liability recognized	(8,712)	—	—	—
Unrecognized net loss (gain)	10,066	4,551	314	(3,220)
Unrecognized prior service cost	33	41	—	—
Unrecognized net transition obligation	—	(71)	—	—

Prepaid (accrued) benefit cost	$(5,192)	$3,627	$(10,900)	$(10,297)

	Pension Benefits			Other Benefits
	2002	2001	2000	2002		2001		2000
Weighted average assumptions as of December 31:
Discount rate	6.5%	7.25%	7.5%	7.25%		7.25%		7.5%
Expected return on plan assets	8.0%	8.0%	8.0%	N/A	%	N/A	%	N/A	%
Rate of compensation increase	4.0%	5.0%	5.0%	N/A	%	N/A	%	N/A	%

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002 and 2001. The rate was assumed to decrease gradually to 5% in 2009 and remain at that level thereafter.

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
Components of net periodic benefit cost:
Service (benefit) cost	$(414)	$(321)	$(231)	$523	$226	$369
Interest cost	841	697	706	745	434	522
Expected return on plan assets	(698)	(699)	(738)	—	—	—
Amortization of unrecognized gain	(71)	(80)	(80)	—	(197)	(104)
Amortization of prior service cost	8	9	11	—	—	—
Recognized actuarial loss	441	265	179	—	—	—

Net periodic benefit cost	$107	$(129)	$(153)	$1,268	$463	$787

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects.

	1% Point Increase	1% Point Decrease
Effect on total of services and interest cost components	$224	$(191)
Effect on postretirement benefit obligations	1,664	(1,457)

The Company sponsors various non-U.S. retirement plans. The Company’s accrued pension cost for the Japanese defined benefit plan was $5,554 and $5,826 at December 31, 2002 and 2001, respectively, and is included in other liabilities in the consolidated balance sheets.

17.    (Loss) Gain on Investments

In 2002, the Company recognized $2,344 of losses attributable to investments, principally associated with its investment in PurePulse Technologies, Inc. (“PurePulse”). This investment was accounted for under the cost basis of accounting and was made in conjunction with a transaction whereby the Company acquired rights to sell virus inactivation products utilizing PurePulse’s intense, pulsed light technology. Subsequent to the Company’s investment, PurePulse announced that it would suspend operations and in the third quarter of 2002, the Company recognized an impairment charge of $2,200 representing the full amount of its investment. The Company and PurePulse have renegotiated their technology transaction in light of PurePulse’s suspension of operations. The new arrangement replaces the original development and product supply transaction with a royalty-bearing license under which the Company has exclusive rights, within its field of use, to develop, manufacture and sell virus inactivation products using the PurePulse technology.

During 2000, the Company sold its holdings in Oxford GlycoSciences Plc, resulting in a gain on sale of securities of $7,500.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

18.    Business Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports. It also establishes standards for related disclosures about products and service, geographic areas and major customers. The Company evaluated its business activities that are regularly reviewed by the chief decision-makers for which separate discrete financial information is available. As a result of this evaluation, the Company determined that it has three operating segments: BioPharmaceutical, Laboratory Water and Life Sciences which are aggregated into one reporting segment.

BioPharmacuetical develops, manufactures and sells consumable products and hardware and provides related services used principally in development and manufacturing of therapeutic products. Laboratory Water and Life Sciences manufacture and sell instrumentation, consumable products and services used in drug discovery and other laboratory applications. For all three of these operating segments within the bioscience market, economic characteristics, production processes, products and services, types and classes of customers, methods of distribution and regulatory environments are similar. Further, the Company’s chief decision-makers evaluate the performance of the Company and make resource allocation decisions based on total consolidated company results. Accordingly, the three segments have been aggregated into one reporting segment for financial statement purposes.

Please refer to the consolidated financial statements for financial information regarding the reportable segment of the Company.

The following net sales table is presented in “local currencies” and reflects sales to unaffiliated customers. For comparability of financial results, the foreign currency balances, in all periods presented, are translated at Millipore’s 2002 predetermined exchange rates, which differ from actual rates of exchange. This provides a clearer presentation of underlying trends in the Company’s business, before the impact of foreign currency translations. The foreign exchange impact is shown separately and reconciles the local currency reporting to the consolidated results at the actual rates of exchange.

The Company sells products and services detailed as follows:

	Net Sales
	2002	2001	2000
Consumable products	$558,617	$531,321	$470,513
Hardware products	143,344	135,540	122,929
Services	23,405	19,727	15,343

Total net sales in local currency	725,366	686,588	608,785
Foreign exchange	(21,115)	(29,690)	(8,624)

Total	$704,251	$656,898	$600,161

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Geographical Information:

The Company attributes net sales to different geographic areas on the basis of the location of the customer. The Company has three geographic regions. Net sales and long-lived asset information by geographic area in U.S. dollars for each of the three years ended December 31, 2002, 2001 and 2000 and as of December 31, 2002 and 2001 is presented as follows:

	Net Sales (a)
	2002	2001	2000
United States	$291,053	$278,145	$250,715
Other Americas	23,059	23,468	22,075

Americas	314,112	301,613	272,790

Europe	260,364	222,371	199,306

Japan	92,301	98,077	97,877
Other Asia/Pacific	37,474	34,837	30,188

Asia/Pacific	129,775	132,914	128,065

Total	$704,251	$656,898	$600,161

(a)	Revenues are attributed to geographic areas based on the location of the customer.

	Long-Lived Assets
	2002	2001
United States	$189,717	$158,474
Other Americas	17,972	19,669

Americas	207,689	178,143

Europe	94,354	57,014

Japan	3,138	2,714
Other Asia/Pacific	3,014	4,124

Asia/Pacific	6,152	6,838

Total	$308,195	$241,995

19.    Transactions with Mykrolis

At the Separation Date, the Company and Mykrolis entered into various agreements covering a range of issues relating to the separation of Mykrolis from the Company. Among other things, these agreements provide for facilities, services, contract manufacturing and research for various periods of time and under various pricing arrangements.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Income and expenses

For the period from January 1, 2002 through the Distribution Date, net sales and services provided under the separation agreements by the Company to Mykrolis are as follows:

Net sales	$545
Cost of sales	456
Selling, general and administrative	699
Research and development	105

For the nine months from the Separation Date through December 31, 2001, net sales and services provided under the separation agreements by the Company to Mykrolis are as follows:

Net sales	$1,898
Cost of sales	1,105
Selling, general and administrative	4,250
Research and development	1,083

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Millipore Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 29 present fairly, in all material respects, the financial position of Millipore Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

January 22, 2003

MILLIPORE CORPORATION

Quarterly Results (Unaudited)

The Company’s unaudited quarterly results are summarized below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands, except per share data)
2002
Net sales	$166,632	$176,124	$175,616	$185,879	$704,251
Cost of sales	69,231	74,819	76,795	87,301	308,146

Gross profit	97,401	101,305	98,821	98,578	396,105
Selling, general and administrative expenses	54,566	54,278	54,226	55,988	219,058
Research and development expenses	12,387	13,531	12,940	13,495	52,353
Restructuring and other charges	—	500	525	99	1,124

Operating income	30,448	32,996	31,130	28,996	123,570
Loss on investments	—	—	(2,344)	—	(2,344)
Interest income	240	282	354	471	1,347
Interest expense	(5,483)	(4,610)	(4,942)	(3,946)	(18,981)

Income before income taxes	25,205	28,668	24,198	25,521	103,592
Provision for income taxes	5,545	6,307	5,324	5,615	22,791

Income from continuing operations	19,660	22,361	18,874	19,906	80,801

Income from discontinued operations, net of taxes	2,900	—	—	—	2,900

Total discontinued operations	2,900	—	—	—	2,900

Net income	$22,560	$22,361	$18,874	$19,906	$83,701

Basic income per share:
Continuing operations	$0.41	$0.46	$0.39	$0.41	$1.68
Discontinued operations	0.06	—	—	—	0.06

Net income	$0.47	$0.46	$0.39	$0.41	$1.74

Diluted income per share:
Continuing operations	$0.40	$0.46	$0.39	$0.41	$1.67
Discontinued operations	0.06	—	—	—	0.06

Net income	$0.46	$0.46	$0.39	$0.41	$1.73

Weighted average shares outstanding
Basic	47,940	48,176	48,266	48,331	48,170
Diluted	48,580	48,476	48,405	48,475	48,448

MILLIPORE CORPORATION

Quarterly Results (Unaudited) (continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands, except per share data)
2001
Net sales	$162,517	$167,953	$157,667	$168,761	$656,898
Cost of sales	73,953	72,061	70,579	74,626	291,219

Gross profit	88,564	95,892	87,088	94,135	365,679
Selling, general and administrative expenses	47,822	52,707	49,659	50,569	200,757
Research and development expenses	10,729	11,208	11,458	12,421	45,816
Restructuring and other charges	17,962	—	—	—	17,962

Operating income	12,051	31,977	25,971	31,145	101,144
Interest income	718	863	577	433	2,591
Interest expense	(6,627)	(6,638)	(6,081)	(5,990)	(25,336)

Income before income taxes	6,142	26,202	20,467	25,588	78,399
(Benefit) provision for income taxes	(983)	5,764	4,503	5,629	14,913

Income from continuing operations	7,125	20,438	15,964	19,959	63,486

(Loss) from discontinued operations, net of taxes	(1,954)	(4,782)	—	—	(6,736)
Net loss on disposal of discontinued operations, net of taxes	—	(24,400)	—	—	(24,400)

Total discontinued operations	(1,954)	(29,182)	—	—	(31,136)

Extraordinary loss from early extinguishment of debt, net of taxes	—	—	—	(1,233)	(1,233)

Net income (loss)	$5,171	$(8,744)	$15,964	$18,726	$31,117

Basic income (loss) per share:
Continuing operations	$0.15	$0.44	$0.34	$0.42	$1.35
Discontinued operations	(0.04)	(0.62)	—	—	(0.66)
Extraordinary item	—	—	—	(0.03)	(0.03)

Net income	$0.11	$(0.18)	$0.34	$0.39	$0.66

Diluted income (loss) per share:
Continuing operations	$0.15	$0.43	$0.33	$0.41	$1.32
Discontinued operations	(0.04)	(0.61)	—	—	(0.65)
Extraordinary item	—	—	—	(0.02)	(0.02)

Net income	$0.11	$(0.18)	$0.33	$0.39	$0.65

Weighted average shares outstanding
Basic	46,414	46,928	47,377	47,660	47,100
Diluted	47,414	47,881	48,364	48,487	48,060

INDEX TO EXHIBITS

Exhibit No.	Description
10.1

Distribution Agreement, dated as of January 1, 2002, between the Company and Fisher

Scientific Company LLC (all schedules and exhibits have been omitted; the Company agrees to furnish the Commission with a copy of any such schedule or exhibit upon request)

10.2	Form of letter agreement with directors relating to the deferral of director compensation

10.3	Net Lease between Millipore and GetronicsWang Co., LLC, dated August 12, 2002 with respect to the Company’s headquarters in Billerica, Massachusetts

21.1	Subsidiaries of Millipore

23.1

Consent of Independent Accountants relating to the incorporation of their report on the Consolidated Financial Statements into Company’s Securities Act Registration Nos. 2-72124,

2-85698, 2-97280, 33-37319, 33-37323, 33-11790, 33-55613, 33-59005, 33-10801, 333-79227, 333-90127 and 333-30918 on Form S-8, Securities Act Registration Nos. 2-84252, 33-9706,

33-22196, 33-47213, 333-23025 and 333-80781 on Form S-3, and Securities Act Registration

No. 33-58117 and 33-48960 on Form S-4

24.1	Power of Attorney

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002