Form 10-Q
period 2003-03-31
MILLIPORE CORP /MA
filed 2003-05-13
CIK 66479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

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

As of April 25, 2003, 48,480,015 shares of the registrant’s Common Stock were outstanding.

MILLIPORE CORPORATION

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,628	$101,242
Accounts receivable, net	174,784	160,462
Inventories	118,487	111,332
Deferred income taxes	11,694	11,694
Other current assets	6,125	5,481

Total current assets	413,718	390,211
Property, plant and equipment, net	267,811	262,604
Deferred income taxes	87,824	87,824
Intangible assets, net	27,303	28,064
Goodwill	9,646	9,646
Other assets	6,986	7,881

Total assets	$813,288	$786,230

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,647	$1,500
Accounts payable	51,326	57,596
Accrued expenses	61,898	58,431
Accrued retirement plan contributions	4,713	8,438
Accrued income taxes payable	12,563	8,464

Total current liabilities	133,147	134,429
Long-term debt	333,000	334,000
Other liabilities	30,748	30,297

Total liabilities	496,895	498,726

Shareholders’ equity:
Common stock	56,988	56,988
Additional paid-in capital	91,338	91,338
Retained earnings	453,450	432,139
Unearned compensation	(1,249)	(1,454)
Accumulated other comprehensive loss	(35,067)	(40,700)

	565,460	538,311
Less: Treasury stock at cost, 8,517 and 8,576 shares, respectively	(249,067)	(250,807)

Total shareholders’ equity	316,393	287,504

Total liabilities and shareholders’ equity	$813,288	$786,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31,
	2003	2002
	(In thousands, except per share data)
	(Unaudited)
Net sales	$187,452	$166,632
Cost of sales	82,325	69,231

Gross profit	105,127	97,401
Selling, general and administrative expenses	60,025	54,566
Research and development expenses	13,809	12,387

Operating income	31,293	30,448
Interest income	385	240
Interest expense	(4,148)	(5,483)

Income before income taxes	27,530	25,205
Provision for income taxes	6,194	5,545

Income from continuing operations	21,336	19,660
Income on disposal of discontinued operations, net of taxes	—	2,900

Net income	$21,336	$22,560

Basic income per share:
Continuing operations	$0.44	$0.41
Discontinued operations	—	0.06

Net income	$0.44	$0.47

Diluted income per share:
Continuing operations	$0.44	$0.40
Discontinued operations	—	0.06

Net income	$0.44	$0.46

Weighted average shares outstanding:
Basic	48,405	47,940
Diluted	48,537	48,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2003	2002
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$21,336	$22,560
Less: Income on disposal of discontinued operations, net of taxes	—	2,900

Income from continuing operations	21,336	19,660
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	9,673	7,940
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(13,259)	6,562
Increase in inventories	(5,985)	(6,422)
Increase in other current assets	(609)	(2,870)
Decrease in other assets	926	1,196
Decrease in accounts payable and accrued expenses	(3,992)	(3,074)
Decrease in accrued retirement plan contributions	(3,781)	(3,857)
Increase in accrued income taxes	4,021	1,397
Increase (decrease) in other	445	(929)

Net cash provided by operating activities	8,775	19,603

Cash flows from investing activities:
Additions to property, plant and equipment	(11,784)	(14,544)
Additions to investments and intangible assets	—	(2,559)

Net cash used in investing activities	(11,784)	(17,103)

Cash flows from financing activities:
Proceeds from issuance of treasury stock under stock plans	1,710	4,732
Net proceeds from revolver borrowings	147	10,142
Dividends paid	—	(5,266)

Net cash provided by financing activities	1,857	9,608

Effect of foreign exchange rates on cash and cash equivalents	2,538	(2,264)

Net cash provided by continuing operations	1,386	9,844
Net cash used by discontinued operations	—	(2,764)

Net increase in cash and cash equivalents	1,386	7,080
Cash and cash equivalents on January 1	101,242	62,450

Cash and cash equivalents on March 31	$102,628	$69,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.    General

Millipore Corporation (“Millipore”, “our” or “we”) is a multinational bioscience company that provides technologies, tools and services for the discovery, development and production of new therapeutic drugs. Our products serve the worldwide biotechnology, pharmaceutical and life science research industries and are based on a variety of enabling technologies, including our membrane filtration and chromatography technologies. For the biotechnology and pharmaceutical industries, we offer products for development, scale-up, production and quality assurance of therapeutics, as well as validation services. In life science research, we offer products for drug discovery, proteomics, genomics, and general laboratory applications.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of our management, these financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of future trends or our operations for the entire year. Reclassifications have been made to prior year financial statements to conform to the 2003 presentation.

2.    Stock-based Compensation

At March 31, 2003, we have a stock-based employee compensation plan and a non-employee director stock option plan from which we currently grant stock options. We apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. No stock-based compensation expense is reflected in net income as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation for the three months ended March 31, 2003 and 2002.

	Three months ended March 31,
	2003	2002
Net income, as reported	$21,336	$22,560
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects, pro forma	4,907	3,598

Pro forma net income	$16,429	$18,962

Earnings per share:
Basic, as reported	$0.44	$0.47

Basic, pro forma	$0.34	$0.40

Diluted, as reported	$0.44	$0.46

Diluted, pro forma	$0.34	$0.39

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes model. The assumptions used in the Black-Scholes calculation for the three months ended March 31, 2003 and 2002 included an expected life of five years, a dividend rate of zero, expected volatility of 40% and a weighted average risk-free interest rate of 4.2%.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

3.    Inventories

Inventories at March 31, 2003 and December 31, 2002, stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	March 31, 2003	December 31, 2002
Raw materials	$46,281	$44,156
Work in process	18,591	16,006
Finished goods	53,615	51,170

	$118,487	$111,332

4.    Property, Plant and Equipment

Accumulated depreciation on property, plant and equipment was $192,391 at March 31, 2003 and $183,006 at December 31, 2002.

During the three months ended March 31, 2003, we invested an additional $360, for a cumulative total of $7,823 invested to date, related to a planned $30,000 project to expand manufacturing capacity adjacent to our existing manufacturing facility in Ireland. We do not expect to complete construction of this facility prior to 2006. This facility is currently a multipurpose building shell that is expected to increase manufacturing capacity for our core consumable product. If necessary, this facility could be used for the manufacturing of alternative products.

5.    Intangible Assets, net

Intangible assets consisted of the following at March 31, 2003 and December 31, 2002:

March 31, 2003	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
Patented and unpatented technology	$22,399	$(11,069)	$11,330	4–20 years
Trade names	18,995	(5,436)	13,559	8–20 years
Licenses and other	4,794	(2,380)	2,414	5–10 years

Total	$46,188	$(18,885)	$27,303

December 31, 2002
Patented and unpatented technology	$22,399	$(10,630)	$11,769	4–20 years
Trade names	18,995	(5,136)	13,859	8–20 years
Licenses and other	6,302	(3,866)	2,436	5–10 years

Total	$47,696	$(19,632)	$28,064

Amortization expense for the three months ended March 31, 2003 and 2002 was $835 and $883, respectively.

The estimated aggregate amortization expense for intangible assets owned as of March 31, 2003 for each of the five succeeding years is as follows:

Remainder of 2003	$2,415
2004	3,160
2005	2,950
2006	2,950
2007	1,970
Thereafter	13,858

$27,303

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

6.    Restructuring Program

During the three months ended March 31, 2003, $115 of the $585 restructuring program reserve that remained at December 31, 2002 was paid with the remaining $470 to be paid during the next few quarters, in accordance with lease and severance payment schedules. We eliminated 215 positions which resulted in approximately 190 employees leaving Millipore. The restructuring program has proceeded as planned.

7.    Discontinued Operations

On October 3, 2000, we announced our plans, subject to certain conditions, to separate into two distinct companies by making our Microelectronics business segment an independent, publicly traded company. In accordance with these plans, the Microelectronics business segment was separated into a wholly owned Millipore subsidiary named Mykrolis Corporation (“Mykrolis”) on March 31, 2001. On August 9, 2001, Mykrolis completed an initial public offering (the “Mykrolis IPO”) of 7,000 Mykrolis common shares at a price of $15.00 per share. Prior to the Mykrolis IPO, our ownership in Mykrolis’ outstanding common shares was 100%, and at December 31, 2001 our ownership in Mykrolis’ outstanding common shares was approximately 82%. On February 27, 2002 (the “Distribution Date”), we distributed our remaining ownership interest in Mykrolis common stock as a dividend to our shareholders of record as of February 13, 2002. During the first quarter of 2002, the amount of loss from discontinued operations that we had estimated during the year ended December 31, 2001 was reduced by $2,900 to reflect the actual net loss of Mykrolis through the Distribution Date.

8.    Basic and Diluted Earnings per Share

In addition to the 48,405 and 47,940 weighted average shares outstanding at March 31, 2003 and March 31, 2002, respectively, there were 132 and 640 stock options and restricted stock that had a dilutive effect during the quarters ended March 31, 2003 and March 31, 2002, respectively. Including the dilutive effect of the stock options and restricted stock, there were 48,537 and 48,580 weighted average shares outstanding on a diluted basis for the quarters ended March 31, 2003 and March 31, 2002, respectively.

At March 31, 2003 and March 31, 2002, 3,150 and 1,956, respectively, of outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. These options could be dilutive in the future.

9.    Comprehensive Income

The following table sets forth the components of comprehensive income, net of taxes:

	Three months ended March 31,
	2003	2002
Net unrealized gain (loss) on securities available for sale	$15	$(99)
Foreign currency translation adjustments	5,618	(5,169)

Other comprehensive income (loss)	5,633	(5,268)
Net income	21,336	22,560

Total comprehensive income	$26,969	$17,292

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

10.    Business Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports. It also establishes standards for related disclosures about products and service, geographic areas and major customers. We evaluated our business activities that are regularly reviewed by our chief decision-makers for which separate discrete financial information is available. As a result of this evaluation, we determined that we have three operating segments: BioPharmaceutical, Laboratory Water and Life Sciences, which are aggregated into one reporting segment.

BioPharmaceutical develops, manufactures and sells consumable products and hardware and provides related services used principally in development and manufacturing of therapeutic products. Laboratory Water and Life Sciences manufacture and sell instrumentation, consumable products and services used in drug discovery and other laboratory applications. For all three of these operating segments, economic characteristics, production processes, products and services, types and classes of customers, methods of distribution and regulatory environments are similar. Further, our chief decision-makers evaluate our performance and make resource allocation decisions based on total consolidated company results. Accordingly, the three segments have been aggregated into one reporting segment for financial statement purposes.

11.    Commitments and Contingencies

We are subject to a number of claims and legal proceedings which, in our opinion, are incidental to our normal business operations. In our opinion, although final settlement of these suits and claims may impact our consolidated financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on our consolidated financial position, results of operations and cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an impact on our condensed consolidated financial statements.

As permitted under Massachusetts law and required by our corporate by-laws, we indemnify our officers and directors for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a Directors and Officers liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As these indemnification obligations were in effect prior to December 31, 2002 these obligations were grandfathered under the provisions of FIN 45. Accordingly, we have not accrued a liability for these agreements as of March 31, 2003.

In the ordinary course of business, we warrant to our customers that our products will conform to our published specifications. Generally, the applicable product warranty period is one year from the date of delivery of the product to the customer or of site acceptance, if required. Additionally, we typically provide limited

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

warranties with respect to our services. From time to time, we also make other warranties to our customers, including warranties that our products are manufactured in accordance with applicable laws and not in violation of third party rights. We provide for estimated warranty costs at the time of the product sale. We believe our warranty reserve as of March 31, 2003 appropriately reflects the estimated fair value of our warranty obligations.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with our suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

As part of our past acquisitions and divestitures of businesses or assets, we have provided a variety of warranties and indemnifications to the sellers and purchasers that are typical for such transactions. Typically certain of the warranties and the indemnifications expire after a defined period of time following the transaction, but certain warranties and indemnifications may survive indefinitely. In the case of our spin-off of Mykrolis, we agreed to indemnify Mykrolis against any liability associated with Millipore’s bioscience businesses, whether arising prior to or following the Distribution Date. We also retain contingent liability under certain lease agreements that were assigned to Mykrolis as part of the spin-off. The warranty and indemnification obligations noted above were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these obligations as of March 31, 2003.

12.    Other New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We adopted SFAS No. 145 on January 1, 2003. The 2001 extraordinary loss on early extinguishment of debt will be reclassified for our December 31, 2003 financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Basis of Presentation

The following discussion of the Results of Operations includes reference to “local currencies”. Local currency results represent the foreign currency balances translated to U.S. dollars, in all periods presented, at Millipore’s predetermined budgeted exchange rates for 2003, thus excluding the impact of fluctuations in the actual foreign currency rates. Our management uses this presentation for internal evaluation of our financial performance because we believe that the local currency results provide a clearer presentation of underlying business trends. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates. Unless otherwise indicated, all items refer to continuing operations only and amounts are in thousands, except per share data.

The Company

Millipore Corporation (“Millipore”, “our” or “we”) is a multinational bioscience company that provides technologies, tools and services for the discovery, development and production of new therapeutic drugs. Our products serve the worldwide biotechnology, pharmaceutical and life science research industries and are based on a variety of enabling technologies, including our membrane filtration and chromatography technologies. For the biotechnology and pharmaceutical industries, we offer products for development, scale-up, production and quality assurance of therapeutics, as well as validation services. In life science research, we offer products for drug discovery, proteomics, genomics, and general laboratory applications.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our most critical accounting policies had a significant impact on the preparation of these condensed consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continue to have the same critical accounting policies and estimates as we described in Item 7, on page 11, in our Annual Report on Form 10-K for the year ended December 31, 2002. Those policies and estimates were identified as those relating to revenue recognition, allowance for doubtful accounts, inventory valuation analysis, valuation of long-lived assets, income tax provision, employee retirement plans and our intention to refinance short-term debt on a long-term basis. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Results of Operations

Net Sales

The following discussion of net sales summarizes sales growth by the geographies in which our products were sold, the markets in which our products were used and major product types.

Net Sales by Geography

Sales growth by geography, measured in U.S. dollars and local currencies, for the three months ended March 31, 2003 as compared with the three months ended March 31, 2002 is summarized in the table below.

Sales by geography in U.S. dollars	Net sales		Percentage sales growth
	2003	2002
Americas	$77,922	$75,621	3%
Europe	74,403	58,632	27%
Asia/Pacific	35,127	32,379	9%

Consolidated U.S. dollar net sales	$187,452	$166,632	13%

Sales by geography in local currencies	Net sales		Percentage sales growth
	2003	2002
Americas	$78,211	$75,725	3%
Europe	69,821	65,977	6%
Asia/Pacific	35,769	35,849	—

Consolidated in local currencies	183,801	177,551	4%
Foreign exchange	3,651	(10,919)

Consolidated U.S. dollar net sales	$187,452	$166,632	13%

	% of net sales in U.S. dollars		% of net sales in local currencies
	2003	2002	2003	2002
Americas	42%	46%	43%	43%
Europe	40%	35%	38%	37%
Asia/Pacific	18%	19%	19%	20%

Total	100%	100%	100%	100%

Net sales for the three months ended March 31 (“first quarter”), 2003, measured in U.S. dollars, increased 13% as compared with net sales during the first quarter of 2002. Local currency sales increased 4% in the first quarter of 2003 as compared with the first quarter of 2002. During the first quarter of 2003 as compared with the first quarter of 2002, the U.S. dollar weakened against the Euro by almost 20% and weakened by 10% against the Japanese Yen. In general, a weaker U.S. dollar will positively impact sales growth.

Local currency sales in the Americas increased 3% in the first quarter of 2003 as compared with the first quarter of 2002. The U.S., which comprises over 90% of the total Americas, saw a modest increase in sales during the first quarter of 2003 reflecting increased sales of consumable products to pharmaceutical companies partially offset by delays in government funding of research projects at our customers’ sites. Local currency sales in Latin America increased 7%, off of a small base, in the first quarter of 2003 as compared with the first quarter of 2002, due to normal fluctuation of customer orders.

Local currency sales growth in Europe was 6% during the first quarter of 2003 as compared with the first quarter of 2002. The 2003 growth rate reflected increased sales of our consumable products to the biotechnology and pharmaceutical markets partially offset by a decline in sales of our hardware products. Hardware systems purchased in previous periods both for laboratory water purification systems as well as biopharmaceutical manufacturing generated significant consumable revenues as customers increased utilization of those systems since the first quarter of 2002. Consumable products are generally replaced either based on volume of fluids processed or by a scheduled replacement cycle.

Local currency sales in the Asia/Pacific region were relatively flat in the first quarter of 2003 as compared with the first quarter of 2002. Japanese laboratory water purification systems growth in the first quarter of 2003 was slightly offset by a decline in volume of consumable sales in the life science research market. The local currency sales during the first quarter of 2002 benefited from the revenues associated with the shipment of a major filtration system. Local currency sales of consumables and services to customers located in countries other than Japan within the Asia/Pacific region increased slightly.

Net Sales by Market

We sell our products into three markets: biotechnology, life science research and other bioscience. The biotechnology market consists of companies that develop and manufacture biotherapeutics. The life science research market consists of research activities in drug discovery, proteomics and genomics within private and publicly funded organizations. The other bioscience market principally includes businesses which develop and manufacture classical pharmaceuticals, have clinical and analytical laboratory activities, or conduct processing and quality control of beverages. Net sales growth in local currency for the first quarter of 2003 as compared with the first quarter of 2002, by market, is summarized in the table below.

Sales by market in local currencies	Net sales		Percentage sales growth
	2003	2002
Biotechnology	$61,100	$59,581	3%
Life Science Research	26,512	25,591	4%
Other Bioscience	96,189	92,379	4%

Total local currency net sales by market	183,801	177,551	4%
Foreign exchange	3,651	(10,919)

Total U.S. dollar net sales by market	$187,452	$166,632	13%

	% of net sales in local currency
	2003	2002
Biotechnology	33%	34%
Life Science Research	15%	14%
Other Bioscience	52%	52%

Total	100%	100%

Local currency sales growth of 3% in the biotechnology market during the first quarter of 2003 as compared with the first quarter of 2002 was primarily due to a 9% increase in sales of consumables being partially offset by a 20% decline in sales of hardware products to our customers located in Europe and the U.S. Hardware sales can fluctuate significantly as they are driven by customer timing for capacity expansion.

Local currency sales growth of 4% in the life science research market during the first quarter of 2003 as compared with the first quarter of 2002 was primarily due to increased sales of laboratory water purification systems, especially in Japan. Despite the increase, we continued to be challenged by weak world economies as well as delays and reductions in life science research funding initiatives at our customers’ sites.

Local currency sales growth of 4% in the other bioscience market during the first quarter of 2003 as compared with the first quarter of 2002 was primarily due to increased sales of consumable and laboratory water purification systems within Europe and Japan. The increase in sales of consumables within the U.S. and Europe markets were primarily due to increased sales of laboratory expendables and sterilizing cartridges.

Net Sales by Major Product Type

We divide our product offerings into three categories: consumables, hardware and services. Consumables is the largest category with approximately 78% of net sales during the first quarter of 2003, an increase from 76% of net sales during the first quarter of 2002. Consumables include products such as laboratory sample prep and screening devices and kits in various low and high throughput formats, specialty membranes, large process scale cartridges manufactured in various flat or cylindrical formats used to filter thousands of liters of fluid and media used for chromatographic separations. Hardware sales represented approximately 18% of net sales during the first quarter of 2003, down from 21% of net sales during the first quarter of 2002. Hardware includes products such as small benchtop filtration systems and cartridge integrity testers, large stainless steel process scale filtration and chromatography systems and columns costing up to several million dollars, as well as a variety of systems for laboratory water purification. Consumables typically have higher profit margins than hardware. The services category represents approximately 3% of net sales in each respective period. Included in this category are field services for the maintenance of laboratory water purification systems and validation services offered to biopharmaceutical customers.

Net sales growth (decline) by product, measured in U.S. dollars and local currencies for the first quarter of 2003 as compared with the first quarter of 2002, is summarized in the table below.

	Net sales		Percentage sales growth (decline)
	2003	2002
Consumables	$143,416	$135,645	6%
Hardware	33,461	36,268	(8)%
Services	6,924	5,638	23%

Total local currency net sales by product	183,801	177,551	4%
Foreign exchange	3,651	(10,919)

Total U.S. dollar net sales by product	$187,452	$166,632	13%

	% of net sales in local currency
	2003	2002
Consumables	78%	76%
Hardware	18%	21%
Services	4%	3%

Total	100%	100%

Local currency sales growth of 6% in consumables during the first quarter of 2003 as compared with the first quarter of 2002 was primarily attributable to product sales related to the manufacturing of currently licensed drugs, clinical quantities of drugs now in late-stage clinicals and increased vaccine production. Much of this increase was located in Europe and the Americas.

Local currency sales decreased 8% in hardware during the first quarter of 2003 as compared with the first quarter of 2002. The first quarter growth rate for 2003 was lower than recent quarters as hardware projects were delayed to future quarters. We do not have any assurances that we will record sales related to projects that have been deferred as orders are not guaranteed. In addition, during the first quarter of 2003 the uncertainty of government funding resulted in capital spending delays by research institution customers. The demand for our hardware products is driven principally by the placement of hardware and plant or production line start-ups in any given quarter and is subject to variability.

Local currency sales growth remained strong at 23% for services during the first quarter of 2003 as compared with the first quarter of 2002. The continued increase in service revenue is due to strong growth in service revenues associated with the installed base of water filtration systems as well as increased validation support services for biotechnology and pharmaceutical customers.

Gross Profit Margins

Gross profit margin percentages were 56.1% in the first quarter of 2003 as compared with 58.5% in the first quarter of 2002. The change in our gross profit margin percentage for the first quarter of 2003 as compared with the first quarter of 2002 was mainly due to unfavorable exchange rates and lower capacity utilization in our manufacturing plants. The gross profit margin percentage for the first quarter of 2002 benefited from extremely high volumes in our manufacturing plants before additional production capability was brought online later in 2002.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased $5,459, or 10.0%, in the first quarter of 2003 as compared with the first quarter of 2002. The increase during the first quarter of 2003 was primarily due to $4,800 of unfavorable foreign exchange translation. In local currencies, SG&A increased at a rate of 1.1% in the first quarter of 2003 as compared with the first quarter of 2002. This increase was mainly employee related costs and increased facilities costs, which were partially offset by less travel in the first quarter of 2003. As a percentage of sales, SG&A expenses decreased from approximately 33% to 32%.

Research and development (“R&D”) expenses increased $1,422, or 11.5%, in the first quarter of 2003 as compared with the first quarter of 2002. The increase during the first quarter of 2003 included $508 of unfavorable foreign exchange translation. In local currencies, R&D increased at a rate of 7.2% in the first quarter of 2003 as compared with the first quarter of 2002. The increase during the first quarter of 2003 was primarily due to planned investments in R&D programs, particularly in the areas of membrane and chromatography solutions for proteomics, drug discovery and biopharmaceutical manufacturing. As a percentage of sales, R&D expenses remained at 7.4% during both periods.

Net Interest Expense

Net interest expense decreased $1,480 in the first quarter of 2003 as compared with the first quarter of 2002. The lower net interest expense was principally a result of lower average interest borrowing rates. At the end of the first quarter of 2002, we refinanced our 7.2% $100,000 public debt with available borrowing capacity under our new revolving credit agreement. During the first quarter of 2003, the weighted average interest rate on the revolving credit agreement was approximately 2.4%.

Provision for Income Taxes

Our effective tax rate on net income for the first quarter of 2003 was 22.5% as compared with 22.0% during the first quarter of 2002. The effective annual tax rate for 2003 is expected to be higher than the 2002 tax rate, because we expect a greater portion of our profits to be generated in higher tax jurisdictions.

Discontinued Operations

On October 3, 2000, we announced our plans, subject to certain conditions, to separate into two distinct companies by making our Microelectronics business segment an independent, publicly traded company. In accordance with these plans, the Microelectronics business segment was separated into a wholly owned Millipore subsidiary named Mykrolis Corporation (“Mykrolis”) on March 31, 2001. On August 9, 2001, Mykrolis completed an initial public offering (the “Mykrolis IPO”) of 7,000 Mykrolis common shares at a price of $15.00 per share. Prior to the Mykrolis IPO, our ownership in Mykrolis’ outstanding common shares was 100%, and at December 31, 2001 our ownership in Mykrolis’ outstanding common shares was approximately 82%. On February 27, 2002 (the “Distribution Date”), we distributed our remaining ownership interest in Mykrolis common stock as a dividend to our shareholders of record as of February 13, 2002. During the first quarter of 2002, the amount of loss from discontinued operations that we had estimated during the year ended December 31, 2001 was reduced by $2,900 to reflect the actual net loss of Mykrolis through the Distribution Date.

Market Risk

We are exposed to market risks, which include changes in foreign currency exchange rates as measured both against the U.S. dollar and each other. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.

We are exposed to foreign currency exchange rate risk inherent in sales, net income and assets and liabilities denominated in currencies other than the U.S. dollar. The potential change in foreign currency exchange rates offers a substantial risk to us, as on average approximately 55% of our business is conducted outside of the United States, generally in foreign currencies. Our risk management strategy currently uses forward contracts to mitigate certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses resulting from the forward contracts that mitigate these exposures. These contracts principally related to the Euro, Japanese Yen and British Pound currencies. The periods of these forward contracts typically span less than three months. We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $35,500 at March 31, 2003. The fair value of these contracts was less than $100 at March 31, 2003. Additionally, we are able to partially mitigate the impact of fluctuations in currencies by active management of cross border currency flows and material sourcing. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Although we attempt to manage our foreign currency exchange risk through the above activities, when the U.S. dollar strengthens against currencies in which we transact business, generally sales and net income will be adversely impacted.

Capital Resources and Liquidity

Cash flow provided from operations was $8,775 in the first quarter of 2003 as compared with $19,603 in the first quarter of 2002. The decrease in cash flow from operations in the first quarter of 2003 compared with the first quarter of 2002 was primarily the result of increased accounts receivable.

Accounts receivable increased $13,259 at March 31, 2003 as compared with December 31, 2002. The increase in accounts receivable resulted in an increase in days sales outstanding (“DSO”) in U.S. dollars of 6 days, as DSO increased from 79 days at December 31, 2002 to 85 days at March 31, 2003. The increase in accounts receivable was principally in the Americas and Europe and the result of the economic environment, seasonality and the temporary impact of implementing new accounts receivable software. Inventory increased $5,985 at March 31, 2003 as compared with December 31, 2002. The increase in inventory was primarily a result of planned stockpiling initiatives for raw materials and the purchase of long lead time production items that are expected to be required to fulfill orders in the second half of 2003. Approximately 20% of our inventory is due to our planned stockpiling initiatives.

A portion of the operating cash flow during the first quarter of 2003 was used in investing activities that included the purchase of property, plant and equipment. We purchased $11,784 of property, plant and equipment during the first quarter of 2003 and we expect to purchase an additional $60,000 – $70,000 during the remainder of 2003. Our 2003 additions are being driven principally by our continued need to add manufacturing capacity and R&D facilities in the U.S. and Europe. We had various capital programs in progress at March 31, 2003 which we anticipate substantially completing during the remainder of 2003. During the first quarter of 2003, we invested an additional $360, for a cumulative total of $7,823 invested to date, related to a planned $30,000 project to expand manufacturing capacity adjacent to our existing manufacturing facility in Ireland. We have delayed completion of this facility as existing manufacturing capacity supplemented with the stockpiling initiative can meet the expected demand of our core consumable product through 2006. We do not expect to complete construction of this facility prior to 2006. This facility is currently a multipurpose building shell that is expected to increase manufacturing capacity for our core consumable product. If necessary, this facility could be used for the manufacturing of alternative products.

Cash flows from financing activities during the first quarter of 2003 were principally a result of receiving $1,710 from employees exercising stock options and purchasing shares of our common stock in accordance with our Employees’ Stock Purchase Plan (“ESPP”). During the first quarter of 2002, we received $4,732 from employees exercising stock options and purchasing shares of our common stock in accordance with our ESPP and we paid $5,266 in dividends that had been declared for the fourth quarter of 2001. Beginning in 2002, we discontinued dividend payments.

During the first quarter of 2002, we funded Mykrolis $2,764 to support Mykrolis’ operations, prior to the Distribution Date.

Legal Proceedings

We are currently not a party to any material legal proceeding and we do not know of any material legal proceeding contemplated by any governmental authority.

We are subject to a number of claims and legal proceedings which, in our opinion, are incidental to our normal business operations. In our opinion, although final settlement of these suits and claims may impact our consolidated financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on our consolidated financial position, results of operations and cash flows.

New Accounting Pronouncement

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We adopted SFAS No. 145 on January 1, 2003. The 2001 extraordinary loss on early extinguishment of debt will be reclassified for our December 31, 2003 financial statements.

Forward-Looking Statements

The matters discussed in this Form 10-Q, as well as in future oral and written statements by our management, that are forward-looking statements are based on our current management expectations. These expectations involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include without limitation the risk factors and uncertainties described in our Form 10-K for the year ended December 31, 2002.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is set forth under the heading “Market Risk” in Management’s Discussion and Analysis contained in this Form 10-Q which information is hereby incorporated by reference.

Item 4.     Controls and Procedures.

Within the 90 days prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-a4(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms.

Subsequent to the date of our management’s evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls.

PART II

Item 6.     Exhibits and Reports on Form 8-K

a.	Exhibits.

10.1	Agreement of Substitution and Amendment of Common Stock Rights Agreement.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K:

We did not file any reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ KATHLEEN B. ALLEN Kathleen B. Allen	Vice President and Chief Financial Officer	May 13, 2003

/s/ DONALD B. MELSON Donald B. Melson	Corporate Controller (Chief Accounting Officer)	May 13, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Francis J. Lunger, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Millipore Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ FRANCIS J. LUNGER
Francis J. Lunger President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kathleen B. Allen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Millipore Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ KATHLEEN B. ALLEN
Kathleen B. Allen Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

10.1	Agreement of Substitution and Amendment of Common Stock Rights Agreement.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002