Form 10-Q
period 2003-06-30
MILLIPORE CORP /MA
filed 2003-08-08
CIK 66479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 or

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

As of July 25, 2003, 48,663,741 shares of the registrant’s Common Stock were outstanding.

MILLIPORE CORPORATION

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(In thousands) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$120,874	$101,242
Accounts receivable, net	174,573	160,462
Inventories	127,626	111,332
Deferred income taxes	11,694	11,694
Other current assets	7,144	5,481

Total current assets	441,911	390,211
Property, plant and equipment, net	280,737	262,604
Deferred income taxes	87,824	87,824
Intangible assets, net	26,793	28,064
Goodwill	9,646	9,646
Other assets	6,833	7,881

Total assets	$853,744	$786,230

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,256	$1,500
Accounts payable	56,675	57,596
Accrued expenses	62,486	58,431
Accrued retirement plan contributions	6,320	8,438
Accrued income taxes payable	10,012	8,464

Total current liabilities	137,749	134,429
Long-term debt	327,000	334,000
Other liabilities	32,540	30,297

Total liabilities	497,289	498,726

Commitments and contingencies	—	—
Shareholders’ equity:
Common stock	56,988	56,988
Additional paid-in capital	91,338	91,338
Retained earnings	475,598	432,139
Unearned compensation	(1,043)	(1,454)
Accumulated other comprehensive loss	(19,807)	(40,700)

	603,074	538,311
Less: Treasury stock at cost, 8,433 and 8,576 shares, respectively	(246,619)	(250,807)

Total shareholders’ equity	356,455	287,504

Total liabilities and shareholders’ equity	$853,744	$786,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
	(Unaudited)
Net sales	$196,367	$176,124	$383,819	$342,756
Cost of sales	88,535	74,819	170,860	144,050

Gross profit	107,832	101,305	212,959	198,706
Selling, general and administrative expenses	61,814	54,278	121,839	108,844
Research and development expenses	14,069	13,531	27,878	25,918
Restructuring and other charges	(604)	500	(604)	500

Operating income	32,553	32,996	63,846	63,444
Interest income	379	282	764	522
Interest expense	(4,189)	(4,610)	(8,337)	(10,093)

Income before income taxes	28,743	28,668	56,273	53,873
Provision for income taxes	6,467	6,307	12,661	11,852

Income from continuing operations	22,276	22,361	43,612	42,021
Income on disposal of discontinued operations, net of taxes	—	—	—	2,900

Net income	$22,276	$22,361	$43,612	$44,921

Basic income per share:
Continuing operations	$0.46	$0.46	$0.90	$0.87
Discontinued operations	—	—	—	0.06

Net income	$0.46	$0.46	$0.90	$0.93

Diluted income per share:
Continuing operations	$0.46	$0.46	$0.90	$0.87
Discontinued operations	—	—	—	0.06

Net income	$0.46	$0.46	$0.90	$0.93

Weighted average shares outstanding:
Basic	48,460	48,176	48,432	48,034
Diluted	48,834	48,476	48,676	48,477

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2003	2002
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$43,612	$44,921
Less: Income on disposal of discontinued operations, net of taxes	—	2,900

Income from continuing operations	43,612	42,021
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	19,642	16,188
Restructuring and other charges	(604)	500
Change in operating assets and liabilities:
Increase in accounts receivable	(8,097)	(1,081)
Increase in inventories	(10,493)	(13,700)
Increase in other current assets	(1,486)	(3,787)
Decrease in other assets	966	315
Decrease in accounts payable and accrued expenses	(867)	(11,141)
Decrease in accrued retirement plan contributions	(2,348)	(2,668)
Increase (decrease) in accrued income taxes	1,361	(5,749)
Increase in other	2,119	1,490

Net cash provided by operating activities	43,805	22,388

Cash flows from investing activities:
Additions to property, plant and equipment	(28,011)	(29,261)
Additions to investments and intangible assets	—	(2,609)

Net cash used in investing activities	(28,011)	(31,870)

Cash flows from financing activities:
Proceeds from issuance of treasury stock under stock plans	4,029	12,573
Net (repayments of) proceeds from revolver borrowings	(6,244)	18,771
Dividends paid	—	(5,266)

Net cash (used in) provided by financing activities	(2,215)	26,078

Effect of foreign exchange rates on cash and cash equivalents	6,053	1,365

Net cash provided by continuing operations	19,632	17,961
Net cash used by discontinued operations	—	(3,419)

Net increase in cash and cash equivalents	19,632	14,542
Cash and cash equivalents on January 1	101,242	62,450

Cash and cash equivalents on June 30	$120,874	$76,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.    General

Millipore Corporation (“Millipore”, “our” or “we”) is a multinational bioscience company that provides technologies, tools and services for the discovery, development and production of therapeutic drugs and for other purposes. Our products serve the worldwide biotechnology and life science research markets as well as other bioscience markets. Our products are based on a variety of enabling technologies, including our membrane filtration and chromatography technologies.

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

2.    Stock-based Compensation

At June 30, 2003, we have a stock-based employee compensation plan and a non-employee director stock option plan from which we currently grant stock options. We apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. No stock-based compensation expense is reflected in net income as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation for the three and six months ended June 30, 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income, as reported	$22,276	$22,361	$43,612	$44,921
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects, pro forma	4,906	3,679	9,813	7,277

Pro forma net income	$17,370	$18,682	$33,799	$37,644

Earnings per share:
Basic, as reported	$0.46	$0.46	$0.90	$0.93

Basic, pro forma	$0.36	$0.39	$0.70	$0.78

Diluted, as reported	$0.46	$0.46	$0.90	$0.93

Diluted, pro forma	$0.36	$0.39	$0.69	$0.78

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes model. The assumptions used in the Black-Scholes calculation for the three and six months ended June 30, 2003 and 2002 included an expected life of five years, a dividend rate of zero, expected volatility of 40% and a weighted average risk-free interest rate of 4.2%.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

3.    Inventories

Inventories at June 30, 2003 and December 31, 2002, stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	June 30, 2003	December 31, 2002
Raw materials	$51,303	$44,156
Work in process	21,197	16,006
Finished goods	55,126	51,170

	$127,626	$111,332

4.    Property, Plant and Equipment

Accumulated depreciation on property, plant and equipment was $204,213 at June 30, 2003 and $183,006 at December 31, 2002.

During the six months ended June 30, 2003, we invested $410, for a cumulative total of $7,873 invested to date, related to a planned $30,000 project to expand manufacturing capacity adjacent to our existing manufacturing facility in Ireland. We do not expect to complete construction of this facility prior to 2006. This facility is currently a multipurpose building shell that is expected to increase manufacturing capacity for a core consumable product line. If necessary, this facility could be used for the manufacturing of alternative products.

5.    Intangible Assets, net

Intangible assets consisted of the following at June 30, 2003 and December 31, 2002:

June 30, 2003	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
Patented and unpatented technology	$22,399	$(11,529)	$10,870	4–20 years
Trade names	18,995	(5,737)	13,258	8–20 years
Licenses and other	5,179	(2,514)	2,665	5–10 years

Total	$46,573	$(19,780)	$26,793

December 31, 2002
Patented and unpatented technology	$22,399	$(10,630)	$11,769	4–20 years
Trade names	18,995	(5,136)	13,859	8–20 years
Licenses and other	6,302	(3,866)	2,436	5–10 years

Total	$47,696	$(19,632)	$28,064

Amortization expense for the six months ended June 30, 2003 and 2002 was $1,690 and $1,794, respectively.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The estimated aggregate amortization expense for intangible assets owned as of June 30, 2003 for each of the five succeeding years is as follows:

Remainder of 2003	$1,605
2004	3,310
2005	3,100
2006	2,950
2007	1,970
Thereafter	13,858

$26,793

6.    Restructuring Program and Other Charges

During the quarter ended June 30, 2003, we completed the restructuring program that had been initiated during 2001 and also recovered approximately $250 in assets that we had originally written-off and deemed uncollectible. Upon completion of this restructuring program, we reversed $604 of the original estimated reserve, which included the $250 recovered during this quarter and $354 of previously estimated lease and severance payments, as these amounts were no longer required. We eliminated 215 positions which resulted in approximately 190 employees leaving Millipore.

During the quarter ended June 30, 2002, we recorded a charge of $500 related to litigation that became estimable and probable during that quarter and was settled during the quarter ended December 31, 2002.

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

8.    Basic and Diluted Earnings per Share

In addition to the 48,460 and 48,432 weighted average shares outstanding for the three and six months ended June 30, 2003, respectively, there were 374 and 244 stock options and shares of restricted stock that had a dilutive effect during the three and six months ended June 30, 2003, respectively. Including the dilutive effect of the stock options and shares of restricted stock, there were 48,834 and 48,676 weighted average shares outstanding on a diluted basis for the three and six months ended June 30, 2003, respectively.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

In addition to the 48,176 and 48,034 weighted average shares outstanding for the three and six months ended June 30, 2002, respectively, there were 300 and 443 stock options and shares of restricted stock that had a dilutive effect during the three and six months ended June 30, 2002, respectively. Including the dilutive effect of the stock options and shares of restricted stock, there were 48,476 and 48,477 weighted average shares outstanding on a diluted basis for the three and six months ended June 30, 2002, respectively.

For the three months ended June 30, 2003 and June 30, 2002, 2,895 and 3,026, respectively, of outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. These options could be dilutive in the future. For the six months ended June 30, 2003 and June 30, 2002, 3,051 and 2,052, respectively, of outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. These options could be dilutive in the future.

9.    Comprehensive Income

The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net unrealized (loss) gain on securities available for sale	$(9)	$6	$6	$(93)
Foreign currency translation adjustments	15,269	25,537	20,887	20,368

Other comprehensive income	15,260	25,543	20,893	20,275
Net income	22,276	22,361	43,612	44,921

Total comprehensive income	$37,536	$47,904	$64,505	$65,196

10.    Business Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We evaluated our business activities that are regularly reviewed by our chief decision-makers for which separate discrete financial information is available. As a result of this evaluation, we determined that we have three operating segments: BioPharmaceutical, Laboratory Water and Life Sciences, which are aggregated into one reporting segment.

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

As permitted under Massachusetts law and required by our corporate by-laws, we indemnify our officers and directors for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a Directors and Officers liability insurance policy that enables us to recover a portion of any future amounts paid. As these indemnification obligations were in effect prior to December 31, 2002 these obligations were grandfathered under the provisions of FIN 45. As there were no known or pending claims, we have not accrued a liability for these agreements as of June 30, 2003.

In the ordinary course of business, we warrant to our customers that our products will conform to our published specifications. Generally, the applicable product warranty period is one year from the date of delivery of the product to the customer or of site acceptance, if required. Additionally, we typically provide limited warranties with respect to our services. From time to time, we also make other warranties to our customers, including warranties that our products are manufactured in accordance with applicable laws and not in violation of third party rights. We provide for estimated warranty costs at the time of the product sale. We believe our warranty reserve as of June 30, 2003 appropriately reflects the estimated fair value of our warranty obligations.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with our suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

As part of our past acquisitions and divestitures of businesses or assets, we have provided a variety of warranties and indemnifications to the sellers and purchasers that are typical for such transactions. Typically certain of the warranties and the indemnifications expire after a defined period of time following the transaction, but certain warranties and indemnifications may survive indefinitely. In the case of our spin-off of Mykrolis, we agreed to indemnify Mykrolis against any liability associated with Millipore’s bioscience businesses, whether arising prior to or following the Distribution Date. We also retain contingent liability under certain lease agreements that were assigned to Mykrolis as part of the spin-off. The warranty and indemnification obligations noted above were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these obligations as of June 30, 2003.

12.    Other New Accounting Pronouncements

In May 2003, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have an impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. We are in the process of assessing the effect of SFAS No. 149, but we do not expect the adoption of SFAS No. 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a significant effect on our consolidated financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company

Millipore Corporation (“Millipore”, “our” or “we”) is a multinational bioscience company that provides technologies, tools and services for the discovery, development and production of therapeutic drugs and for other purposes. Our products serve the worldwide biotechnology and life science research markets as well as other bioscience markets. Our products are based on a variety of enabling technologies, including our membrane filtration and chromatography technologies.

Basis of Presentation and Use of Non-GAAP Financial Measures

The following discussion of the Results of Operations includes reference to “local currencies” which are non-GAAP financial measures. Local currency results represent the foreign currency balances translated to U.S. dollars, in all periods presented, at Millipore’s predetermined budgeted exchange rates for 2003, thus excluding the impact of fluctuations in the actual foreign currency rates. Our management uses this presentation for internal evaluation of our financial performance because we believe that the local currency results provide a clearer presentation of underlying business trends. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates. Unless otherwise indicated, all items refer to continuing operations only and amounts are in thousands, except per share data.

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

Results of Operations

Second Quarter of 2003 Compared to the Second Quarter of 2002

Net Sales

The following discussion of net sales summarizes sales growth by the geographies in which our products were sold, the markets in which our products were used and major product types.

Net Sales by Geography

Sales growth by geography, measured in U.S. dollars and local currencies, for the three months ended June 30 (“second quarter”), 2003 as compared with the second quarter of 2002 is summarized in the table below.

Sales by geography in U.S. dollars	Net sales		Percentage sales growth
	2003	2002
Americas	$84,510	$79,905	6%
Europe	76,047	64,080	19%
Asia/Pacific	35,810	32,139	11%

Consolidated U.S. dollar net sales	$196,367	$176,124	12%

Sales by geography in local currencies	Net sales		Percentage sales growth (decline)
	2003	2002
Americas	$84,425	$80,089	5%
Europe	68,028	68,747	(1)%
Asia/Pacific	36,078	34,254	5%

Consolidated in local currencies	188,531	183,090	3%
Foreign exchange	7,836	(6,966)

Consolidated U.S. dollar net sales	$196,367	$176,124	12%

	% of net sales in U.S. dollars		% of net sales in local currencies
	2003	2002	2003	2002
Americas	43%	46%	45%	44%
Europe	39%	36%	36%	37%
Asia/Pacific	18%	18%	19%	19%

Total	100%	100%	100%	100%

Net sales for the second quarter of 2003, measured in U.S. dollars, increased 12% as compared with net sales during the second quarter of 2002. Local currency sales increased 3% in the second quarter of 2003 as compared with the second quarter of 2002. During the second quarter of 2003 as compared with the second quarter of 2002, the U.S. dollar weakened against the Euro by almost 20% and weakened by approximately 7% against the Japanese Yen. In general, a weaker U.S. dollar will positively impact sales growth.

Local currency sales in the Americas increased 5% in the second quarter of 2003 as compared with the second quarter of 2002. The U.S., which comprises over 90% of the total Americas, saw an increase in sales during the second quarter of 2003 due to higher sales of consumable products to pharmaceutical and life science customers. Local currency sales in Latin America increased 14%, off of a small base, in the second quarter of 2003 as compared with the second quarter of 2002, due to an increase in sales to pharmaceutical customers.

Local currency sales decreased 1% in Europe during the second quarter of 2003 as compared with the second quarter of 2002. The modest 2003 decline was due to the continued weak capital markets, weak economic conditions and lower demand from sequencing centers and core labs. An increase in sales of other bioscience products was offset by a decline in sales in the biotechnology market.

Local currency sales in the Asia/Pacific region increased 5% in the second quarter of 2003 as compared with the second quarter of 2002. Sales of consumable products in the biotechnology market increased 8%. Partially offsetting this increase was a decrease in local currency sales of our hardware products.

Net Sales by Market

We sell our products into three markets: biotechnology, life science research and other bioscience. The biotechnology market consists of companies that manufacture biotherapeutics. The life science research market consists of research activities in drug discovery, proteomics and genomics within private and publicly funded organizations. The other bioscience market principally includes businesses which develop and manufacture classical pharmaceuticals, have clinical and analytical laboratory activities, or conduct processing and quality control of beverages. Our products may be unique to a market or may be sold in multiple markets depending on the customers’ intended use or application. Net sales growth in local currency for the second quarter of 2003 as compared with the second quarter of 2002, by market, is summarized in the table below.

Sales by market in local currencies	Net sales		Percentage sales growth
	2003	2002
Biotechnology	$63,535	$63,385	—
Life Science Research	26,345	25,932	2%
Other Bioscience	98,651	93,773	5%

Total local currency net sales by market	188,531	183,090	3%
Foreign exchange	7,836	(6,966)

Total U.S. dollar net sales by market	$196,367	$176,124	12%

	% of net sales in local currency
	2003	2002
Biotechnology	34%	35%
Life Science Research	14%	14%
Other Bioscience	52%	51%

Total	100%	100%

Local currency sales in the biotechnology market were relatively flat during the second quarter of 2003 as compared with the second quarter of 2002. Within the biotechnology market, sales of consumables increased 3%, but were offset by an 11% decline in sales of hardware products, primarily to our customers located in Europe and the U.S. Sales into the biotechnology market are impacted by customers’ therapeutic production volumes, major capacity expansions, timing of drug approvals and their commercial success. Therefore, the product demand from customers in this market will vary on a quarterly basis. Geographically, biotechnology sales grew by approximately 4% in the Americas and declined by approximately 4% in Europe.

Local currency sales grew 2% in the life science research market during the second quarter of 2003 as compared with the second quarter of 2002. Our sales in protein research and drug discovery continue to gain positive momentum while sales in genomics applications were weak. The slow growth of sales in the life science research market continues to be the result of weak capital markets in the Americas and Europe which constrained funding to our customers for research and development at life science startups and weak economic conditions in Europe.

Local currency sales growth of 5% in the other bioscience market during the second quarter of 2003 as compared with the second quarter of 2002 was primarily due to increased sales of consumable products to customers conducting either laboratory research or process manufacturing. Geographically, other bioscience sales grew by more than 8% in the Americas. The Americas’ sales growth benefited from growth in sales to pharmaceutical customers and increases in spending for U.S. homeland defense initiatives.

Net Sales by Major Product Type

We divide our product offerings into three categories: consumables, hardware and services. Consumables is the largest category with approximately 79% of net sales during the second quarter of 2003, a slight increase from 78% of net sales during the second quarter of 2002. Consumables include products such as laboratory sample preparation and screening devices and kits in various low and high throughput formats, specialty membranes, large process scale cartridges manufactured in various flat or cylindrical formats. Hardware sales represented approximately 18% of net sales during the second quarter of 2003, down slightly from 19% of net sales during the second quarter of 2002. Hardware products include items such as small benchtop filtration systems and cartridge integrity testers, large stainless steel process scale filtration and chromatography systems and columns costing up to several million dollars as well as a variety of systems for laboratory water purification. Consumables typically have higher profit margins than hardware. The services category represents approximately 3% of net sales in each respective period. Included in this category are field services for the maintenance of laboratory water purification systems and validation services offered to biotechnology and classical pharmaceutical customers.

Net sales growth (decline) by product type, measured in U.S. dollars and local currencies for the second quarter of 2003 as compared with the second quarter of 2002, is summarized in the table below.

Sales by product type in local currencies	Net sales		Percentage sales growth (decline)
	2003	2002
Consumables	$148,919	$142,066	5%
Hardware	32,947	35,064	(6)%
Services	6,665	5,960	12%

Total local currency net sales by product	188,531	183,090	3%
Foreign exchange	7,836	(6,966)

Total U.S. dollar net sales by product	$196,367	$176,124	12%

	% of net sales in local currency
	2003	2002
Consumables	79%	78%
Hardware	18%	19%
Services	3%	3%

Total	100%	100%

Local currency sales growth of 5% in consumables during the second quarter of 2003 as compared with the second quarter of 2002 was primarily attributable to product sales related to the manufacturing of currently licensed drugs, clinical quantities of drugs now in late-stage clinicals. Sales of consumables grew across all markets.

Local currency sales decreased 6% in hardware during the second quarter of 2003 as compared with the second quarter of 2002. This decline is a result of a number of expected hardware projects being delayed by our customers to future quarters. We do not have any assurances that we will record sales related to projects that have been deferred as orders are not guaranteed. The demand for our hardware products is driven principally by the placement of hardware and plant or production line start-ups in any given quarter and is subject to variability. In addition to the decline in hardware sales in the biotechnology market, sales of laboratory water purification systems declined due to research funding delays from government entities impacting our customers’ hardware purchasing decisions.

Local currency sales growth was 12% for services during the second quarter of 2003 as compared with the second quarter of 2002. The continued increase in service revenue is associated with the installed base of water filtration systems as well as increased validation support services for biotechnology customers.

Gross Profit Margins

Gross profit margin percentages were 54.9% in the second quarter of 2003 as compared with 57.5% in the second quarter of 2002. The change in our gross profit margin percentage for the second quarter of 2003 as compared with the second quarter of 2002 was mainly due to lower capacity utilization in our recently expanded manufacturing plants and unfavorable exchange rates which resulted in increased costs of our products manufactured in Europe. The manufacturing plants were expanded during the second half of 2002 to support increased levels of production in future periods. The increased manufacturing capacity has resulted in a higher level of depreciation and overhead costs, which has decreased gross profit margin.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased $7,536, or 13.9%, in the second quarter of 2003 as compared with the second quarter of 2002. The increase during the second quarter of 2003 was primarily due to $3,728 of unfavorable foreign exchange translation. In local currencies, SG&A increased at a rate of 6.8% in the second quarter of 2003 as compared with the second quarter of 2002. This increase was mainly due to an increase in facilities costs, which were partially offset by less travel and promotion programs during the second quarter of 2003. As a percentage of sales, SG&A expenses increased from 30.8% to 31.5% from the second quarter of 2002 to the second quarter of 2003.

Research and development (“R&D”) expenses increased $538, or 4.0%, in the second quarter of 2003 as compared with the second quarter of 2002. The increase during the second quarter of 2003 included $535 of unfavorable foreign exchange translation. In local currencies, R&D remained constant in the second quarter of 2003 as compared with the second quarter of 2002. We continue to fund our planned R&D programs, including those in the areas of proteomics, drug discovery and biopharmaceutical manufacturing. As a percentage of sales, R&D expenses decreased from 7.7% to 7.2% from the second quarter of 2002 to the second quarter of 2003.

Restructuring and Other Charges

During the second quarter of 2003, we completed the restructuring program that we had initiated during 2001 and recovered approximately $250 in assets that we had originally written-off and deemed uncollectible. Upon completion of this restructuring program, we reversed $604 of the original estimated reserve, which included the $250 recovered during this quarter and $354 of previously estimated lease and severance payments, as these amounts were no longer required.

During the second quarter of 2002, we recorded a charge of $500 related to litigation that became estimable and probable during that quarter and was settled during the quarter ended December 31, 2002.

Net Interest Expense

Net interest expense decreased $518 in the second quarter of 2003 as compared with the second quarter of 2002. The lower net interest expense was a result of both lower outstanding debt and lower interest rates. The interest rate on approximately half of our debt decreased approximately 20% as that interest rate is based on LIBOR, which decreased during this period.

Provision for Income Taxes

Our effective tax rate on net income for the second quarter of 2003 was 22.5% as compared with 22.0% during the second quarter of 2002. The effective annual tax rate for 2003 is expected to be higher than the 2002 tax rate, because we expect a greater portion of our profits to be generated in higher tax jurisdictions.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Net Sales

The following discussion of net sales summarizes sales growth by the geographies in which our products were sold, the markets in which our products were used and major product types.

Net Sales by Geography

Sales growth by geography, measured in U.S. dollars and local currencies, for the first six months of 2003 as compared with the first six months of 2002 is summarized in the table below.

Sales by geography in U.S. dollars	Net sales		Percentage sales growth
	2003	2002
Americas	$162,432	$155,526	4%
Europe	150,450	122,712	23%
Asia/Pacific	70,937	64,518	10%

Consolidated U.S. dollar net sales	$383,819	$342,756	12%

Sales by geography in local currencies	Net sales		Percentage sales growth
	2003	2002
Americas	$162,636	$155,814	4%
Europe	137,849	134,724	2%
Asia/Pacific	71,847	70,103	3%

Consolidated in local currencies	372,332	360,641	3%
Foreign exchange	11,487	(17,885)

Consolidated U.S. dollar net sales	$383,819	$342,756	12%

	% of net sales in U.S. dollars		% of net sales in local currencies
	2003	2002	2003	2002
Americas	42%	45%	44%	43%
Europe	39%	36%	37%	37%
Asia/Pacific	19%	19%	19%	20%

Total	100%	100%	100%	100%

Net sales for the first six months of 2003, measured in U.S. dollars, increased 12% as compared with net sales during the first six months of 2002. Local currency sales increased 3% in the first six months of 2003 as compared with the first six months of 2002. During the first six months of 2003, the U.S. dollar weakened against the Euro by almost 19% and weakened by approximately 9% against the Japanese Yen. In general, a weaker U.S. dollar will positively impact sales growth.

Local currency sales in the Americas increased 4% in the first six months of 2003 as compared with the first six months of 2002. The U.S., which comprises over 90% of the total Americas, saw an increase in sales during the first six months of 2003 due to higher sales of consumable products to biotechnology and life science research customers which were partially offset by lower sales of hardware products. Local currency sales in Latin America increased 11%, off of a small base, in the first six months of 2003 as compared with the first six months of 2002, due to an increase in sales to biotechnology customers.

Local currency sales increased 2% in Europe during the first six months of 2003 as compared with the first six months of 2002. During the first six months of 2003, sales of our consumable products to the biotechnology and other bioscience markets increased, but were partially offset by the continued weak capital markets and weak economic conditions that resulted in a decline in sales of our hardware products.

Local currency sales in the Asia/Pacific region increased 3% in the first six months of 2003 as compared with the first six months of 2002. Japanese laboratory water purification consumable sales in the life science research market remained strong.

Net Sales by Market

Net sales growth in local currency for the first six months of 2003 as compared with the first six months of 2002, by market, is summarized in the table below.

Sales by market in local currencies	Net sales		Percentage sales growth
	2003	2002
Biotechnology	$124,635	$122,966	1%
Life Science Research	52,857	51,523	3%
Other Bioscience	194,840	186,152	5%

Total local currency net sales by market	372,332	360,641	3%
Foreign exchange	11,487	(17,885)

Total U.S. dollar net sales by market	$383,819	$342,756	12%

	% of net sales in local currency
	2003	2002
Biotechnology	34%	34%
Life Science Research	14%	14%
Other Bioscience	52%	52%

Total	100%	100%

Local currency sales in the biotechnology market were relatively flat during the first six months of 2003 as compared with the first six months of 2002. Sales within the biotechnology market were flat as sales of consumables increased almost 6%, but were offset by a 15% decline in sales of hardware products, primarily to our customers located in Europe and the U.S. Overall sales in the biotechnology market increased 3% in the Americas and Europe, but this increase was mostly offset by a decrease in the Asia/Pacific region.

Local currency sales grew 3% in the life science research market during the first six months of 2003 as compared with the first six months of 2002. This increase was largely due to increased sales in the life science research market of consumable products associated with our laboratory water purification systems and sales of products for protein research. Sales in the life science research market continue to be impacted by weak capital markets which constrained funding to our customers for research and development at life science startups. The 7% increase in life science research market sales in Europe and in Asia/Pacific was partially offset by a 3% decrease in sales in the Americas.

Local currency sales growth of 5% in the other bioscience market during the first six months of 2003 as compared with the first six months of 2002 was primarily due to increased sales of consumable products associated with our laboratory water purification systems.

Net Sales by Major Product Type

Net sales growth (decline) by product type, measured in U.S. dollars and local currencies for the first six months of 2003 as compared with the first six months of 2002, is summarized in the table below.

Sales by product type in local currencies	Net sales		Percentage sales growth (decline)
	2003	2002
Consumables	$292,335	$277,711	5%
Hardware	66,408	71,332	(7)%
Services	13,589	11,598	17%

Total local currency net sales by product	372,332	360,641	3%
Foreign exchange	11,487	(17,885)

Total U.S. dollar net sales by product	$383,819	$342,756	12%

	% of net sales in local currency
	2003	2002
Consumables	79%	77%
Hardware	18%	20%
Services	3%	3%

Total	100%	100%

Local currency sales growth of 5% in consumables during the first six months of 2003 as compared with the first six months of 2002 was primarily attributable to product sales related to the manufacturing of currently licensed drugs, clinical quantities of drugs now in late-stage clinicals. Sales of consumables grew across all markets.

Local currency sales decreased 7% in hardware during the first six months of 2003 as compared with the first six months of 2002. Throughout 2003 a number of hardware projects have been delayed by our customers in the biotechnology market to future quarters as funding of new research and development programs and many capital expansion programs have been constrained. We do not have any assurances that we will record sales related to projects that have been deferred as orders are not guaranteed. In addition to the decline in hardware sales in the biotechnology market, sales of laboratory water purification systems declined due to research funding delays from government entities impacting our customers’ hardware purchasing decisions.

Local currency sales growth was 17% for services during the first six months of 2003 as compared with the first six months of 2002. The continued increase in service revenue is due to service revenues associated with the installed base of water filtration systems as well as increased validation support services to our customers.

Gross Profit Margins

Gross profit margin percentages were 55.5% in the first six months of 2003 as compared with 58.0% in the first six months of 2002. The change in our gross profit margin percentage for the first six months of 2003 as compared with the first six months of 2002 was mainly due to lower capacity utilization in our recently expanded manufacturing plants and unfavorable exchange rates. The manufacturing plants were expanded during the second half of 2002 to support increased levels of production in future periods. The increased manufacturing capacity has resulted in a higher level of depreciation and overhead costs which has decreased our gross profit margin.

Operating Expenses

SG&A expenses increased $12,995, or 11.9%, in the first six months of 2003 as compared with the first six months of 2002. The increase during the first six months of 2003 was primarily due to $8,536 of unfavorable foreign exchange translation. In local currencies, SG&A increased at a rate of 4.0% in the first six months of 2003 as compared with the first six months of 2002. This increase was mainly due to an increase in employee related costs as well as increased facilities costs, which were partially offset by less travel and promotion programs during the first six months of 2003. As a percentage of sales, SG&A expenses decreased from approximately 31.8% to 31.7% from the first six months of 2002 to the first six months of 2003.

R&D expenses increased $1,960, or 7.6%, in the first six months of 2003 as compared with the first six months of 2002. The increase during the first six months of 2003 included $1,043 of unfavorable foreign exchange translation. In local currencies, R&D increased at a rate of 3.5% in the first six months of 2003 as compared with the first six months of 2002. We continued to fund our planned R&D programs, including those in the areas of proteomics, drug discovery and biopharmaceutical manufacturing. As a percentage of sales, R&D expenses decreased from 7.6% to 7.3% from the first six months of 2002 to the first six months of 2003.

Restructuring and Other Charges

During the first six months of 2003, we completed the restructuring program that we had initiated during 2001 and recovered approximately $250 in assets that we had originally written-off and deemed uncollectible. Upon completion of this restructuring program, during the first six months of 2003, we reversed $604 of the original estimated reserve, which included the $250 recovered during 2003 and $354 of previously estimated lease and severance payments, as these amounts were no longer required. During the first six months of 2002, we recorded a charge of $500 related to litigation that became estimable during that period and was settled during the year ended December 31, 2002.

Net Interest Expense

Net interest expense decreased $1,998 in the first six months of 2003 as compared with the first six months of 2002. The lower net interest expense was a result of lower average interest borrowing rates and lower outstanding debt. At the end of the first quarter of 2002, we refinanced our 7.2% $100,000 public debt with available borrowing capacity under a revolving credit agreement which had a lower variable interest rate that is based on LIBOR. During the first six months of 2003, the weighted average interest rate on the revolving credit agreement was approximately 2.4%.

Provision for Income Taxes

Our effective tax rate on net income for the first six months of 2003 was 22.5% as compared with 22.0% during the first six months of 2002. The effective annual tax rate for 2003 is expected to be higher than the 2002 tax rate, because we expect a greater portion of our profits to be generated in higher tax jurisdictions.

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

We are exposed to foreign currency exchange rate risk inherent in sales, net income and assets and liabilities denominated in currencies other than the U.S. dollar. The potential change in foreign currency exchange rates offers a substantial risk to us, as on average approximately 55% of our business is conducted outside of the United States, generally in foreign currencies. Our risk management strategy currently uses forward contracts to mitigate certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses resulting from the forward contracts. These contracts principally related to the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically span less than three months. We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $62,147 at June 30, 2003. The fair value of these contracts was $765 at June 30, 2003. Additionally, we are able to partially mitigate the impact of fluctuations in currencies by active management of cross border currency flows and material sourcing. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Although we attempt to manage our foreign currency exchange risk through the above activities, when the U.S. dollar strengthens against currencies in which we transact business, generally sales and net income will be adversely impacted.

Capital Resources and Liquidity

Cash flow provided from operations was $43,805 in the first six months of 2003 as compared with $22,388 in the first six months of 2002. The increase in cash flow from operations in the first six months of 2003 compared with the first six months of 2002 was primarily the result of increased accrued expenses, accrued income taxes and inventory increased less than the comparative six month period being partially offset by higher accounts receivable and lower accounts payable.

Accounts receivable increased $8,097 at June 30, 2003 as compared with December 31, 2002. The increase in accounts receivable resulted in an increase in days sales outstanding (“DSO”) in U.S. dollars of 2 days, from 79 days at December 31, 2002 to 81 days at June 30, 2003. Accounts receivable increased in Europe and the Asia/Pacific region while decreasing in the Americas. This overall increase was primarily the result of the economic environment and temporary impact of implementing new accounts receivable software in Europe.

Inventory increased $10,493 at June 30, 2003 as compared with December 31, 2002. The increase in inventory was primarily a result of planned stockpiling initiatives for key raw materials and the purchase of certain long lead time components.

The change in accrued income taxes benefited our cash position by $7,110 due to fewer payments being required during the first six months of 2003 as compared with the first six months of 2002. During the first half of 2002, we made additional estimated tax payments and tax settlements in Europe and the U.S.

A portion of the operating cash flow during the first six months of 2003 was used in investing activities for the purchase of property, plant and equipment. We purchased $28,011 of property, plant and equipment during the first six months of 2003 as compared with $29,261 during the first six months of 2002. We expect to purchase an additional $45,000 to $50,000 during the remainder of 2003. Our 2003 additions are being driven principally by our continued need to add manufacturing capacity and R&D facilities in the U.S. and Europe. We had various capital programs in progress at June 30, 2003 which we anticipate substantially completing during the remainder of 2003. During the first six months of 2003, we invested an additional $410, for a cumulative total of $7,873 invested to date, related to a planned $30,000 project to expand manufacturing capacity adjacent to our existing manufacturing facility in Ireland. We have delayed completion of this facility as existing manufacturing capacity related to a core consumable product line supplemented with the stockpiling initiative can meet the expected demand of this product line through 2006. We do not expect to complete construction of this facility prior to 2006. This facility is currently a multipurpose building shell that is expected to increase manufacturing capacity for this product line. If necessary, this facility could be used for the manufacturing of alternative products. During the first six months of 2002, we also made an investment and purchased intangible assets for $2,609 from cash flows from investing activities.

Cash flows from financing activities during the first six months of 2003 were principally a result of receiving $4,029 from employees exercising stock options and purchasing shares of our common stock in accordance with our Employees’ Stock Purchase Plan (“ESPP”). During the first six months of 2002, we received $12,573 from employees exercising stock options and purchasing shares of our common stock in accordance with our ESPP and we paid $5,266 in dividends that had been declared for the fourth quarter of 2001. Beginning in 2002, we discontinued dividend payments.

During the first six months of 2002, we funded Mykrolis $3,419 to support Mykrolis’ operations, prior to the Distribution Date.

In 2001, we entered into a five year unsecured revolving credit agreement that allows for revolving loan borrowings of up to $250,000. As of June 30, 2003, we have drawn $154,256 against our credit agreement. The revolving credit agreement calls for us to maintain certain financial covenants in the areas of leverage and interest coverage. We are compliant with all required covenants. In addition, we have a $75,000 7.23% note that will become due on April 30, 2004. It is our intention and we believe we have the ability to obtain new debt at prevailing market rates or utilize available borrowing capacity under our revolving credit agreement to refinance the 7.23% note when it becomes due in April 2004.

We believe that our balances of cash and cash equivalents, funds available under the credit agreement and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements over the next twelve to twenty-four months.

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

Forward-Looking Statements

The matters discussed in this Form 10-Q, as well as in future oral and written statements by our management, that are forward-looking statements are based on our current management expectations. These expectations involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include without limitation, foreign exchange rates; regulatory delay in the approval of new therapeutics and their ultimate commercial success; further consolidation of drug manufacturers; competitive factors such as new membrane technology; lack of availability of raw materials or component products on a timely basis; inventory risks due to shifts in market demand; change in product mix; conditions in the economy in general and in the bioscience markets in particular; potential environmental liabilities; the inability to utilize technology in current or planned products due to overriding rights by third parties; difficulties inherent in research and development activities; and the risk factors listed from time to time in our filings with the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is set forth under the heading “Market Risk” in Management’s Discussion and Analysis contained in this Form 10-Q which information is hereby incorporated by reference.

Item 4.    Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms.

PART II

Item 4.    Submission of Matters to a Vote of Security Holders

The annual Meeting of Stockholders of Millipore Corporation was held on April 30, 2003. At the Annual Meeting the following matters were voted on:

a:	The election of three Class I Directors for a three-year term (expiring in 2006). The following votes were tabulated with respect to the election:

	Votes “For”	“Withhold”
Mark Hoffman	44,244,873	1,561,337
John F. Reno	38,485,550	7,320,660
Karen E. Welke	38,480,741	7,325,469

b:	Amendment of the Millipore Corporation 1999 Stock Option Plan for Non-Employee Directors: The following votes were tabulated with respect to this amendment:

Votes “For”	“Against”	“Abstain”
34,087,880	11,412,260	306,067

Item 6.    Exhibits and Reports on Form 8-K

a.	Exhibits.

10.1	Amendment to Shareholder Rights Agreement

10.2	Amended and Restated Millipore Corporation 1999 Stock Option Plan for Non-Employee Directors

10.3	Standard Executive Termination Agreement, as amended

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission:

On April 16, 2003, we furnished a Form 8-K that included a copy of the April 15, 2003 press release related to our financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ KATHLEEN B. ALLEN Kathleen B. Allen	Vice President and Chief Financial Officer	August 7, 2003

/s/ DONALD B. MELSON Donald B. Melson	Corporate Controller (Chief Accounting Officer)	August 7, 2003

Exhibit Index

Exhibit Number	Exhibit Title

10.1	Amendment to Shareholder Rights Agreement

10.2	Amended and Restated Millipore Corporation 1999 Stock Option Plan for Non-Employee Directors

10.3	Standard Executive Termination Agreement, as amended

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002