Form 10-Q
period 2003-09-30
MILLIPORE CORP /MA
filed 2003-11-07
CIK 66479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 or

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

As of October 24, 2003, there were 48,807,236 shares of the registrant’s Common Stock outstanding.

MILLIPORE CORPORATION

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$153,104	$101,242
Accounts receivable, net	177,914	160,462
Inventories	132,963	111,332
Deferred income taxes	11,694	11,694
Other current assets	7,212	5,481

Total current assets	482,887	390,211
Property, plant and equipment, net	293,247	262,604
Deferred income taxes	87,824	87,824
Intangible assets, net	25,933	28,064
Goodwill	9,433	9,646
Other assets	6,779	7,881

Total assets	$906,103	$786,230

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$1,500
Accounts payable	62,409	57,596
Accrued expenses	66,200	58,431
Accrued retirement plan contributions	7,933	8,438
Accrued income taxes payable	14,233	8,464

Total current liabilities	150,775	134,429
Long-term debt	330,000	334,000
Other liabilities	33,257	30,297

Total liabilities	514,032	498,726

Commitments and contingencies	—	—
Shareholders’ equity:
Common stock	56,988	56,988
Additional paid-in capital	91,338	91,338
Retained earnings	500,231	432,139
Unearned compensation	(836)	(1,454)
Accumulated other comprehensive loss	(15,563)	(40,700)

	632,158	538,311
Less: Treasury stock at cost, 8,210 and 8,576 shares, respectively	(240,087)	(250,807)

Total shareholders’ equity	392,071	287,504

Total liabilities and shareholders’ equity	$906,103	$786,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
	(Unaudited)
Net sales	$200,053	$175,616	$583,872	$518,372
Cost of sales	91,563	76,795	262,423	220,845

Gross profit	108,490	98,821	321,449	297,527
Selling, general and administrative expenses	60,030	54,226	181,869	163,070
Research and development expenses	14,030	12,940	41,908	38,858
Restructuring and other	(796)	525	(1,400)	1,025

Operating income	35,226	31,130	99,072	94,574
Loss on investments	—	(2,344)	—	(2,344)
Interest income	441	354	1,205	876
Interest expense	(3,980)	(4,942)	(12,317)	(15,035)

Income before income taxes	31,687	24,198	87,960	78,071
Provision for income taxes	7,130	5,324	19,791	17,176

Income from continuing operations	24,557	18,874	68,169	60,895
Income on disposal of discontinued operations, net of taxes	—	—	—	2,900

Net income	$24,557	$18,874	$68,169	$63,795

Basic income per share:
Continuing operations	$0.50	$0.39	$1.41	$1.27
Discontinued operations	—	—	—	0.06

Net income	$0.50	$0.39	$1.41	$1.33

Diluted income per share:
Continuing operations	$0.50	$0.39	$1.39	$1.26
Discontinued operations	—	—	—	0.06

Net income	$0.50	$0.39	$1.39	$1.32

Weighted average shares outstanding:
Basic	48,630	48,266	48,499	48,112
Diluted	49,356	48,405	48,899	48,441

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2003	2002
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$68,169	$63,795
Less: Income on disposal of discontinued operations, net of taxes	—	2,900

Income from continuing operations	68,169	60,895
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	29,740	25,190
Gain on sale of property, plant and equipment	(796)	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(8,701)	9,519
Increase in inventories	(14,759)	(17,554)
Increase in other current assets	(1,487)	(1,629)
Decrease in other assets	1,436	3,016
Increase (decrease) in accounts payable and accrued expenses	7,164	(8,447)
Decrease in accrued retirement plan contributions	(763)	(1,353)
Increase (decrease) in accrued income taxes	5,737	(2,385)
Increase in other	2,481	1,815

Net cash provided by operating activities	88,221	69,067

Cash flows from investing activities:
Additions to property, plant and equipment	(49,326)	(48,121)
Proceeds from sale of property, plant and equipment	1,250	—
Acquisition	—	(11,676)
Additions to investments and intangible assets	—	(2,609)

Net cash used in investing activities	(48,076)	(62,406)

Cash flows from financing activities:
Proceeds from issuance of treasury stock under stock plans	10,611	13,749
Net (repayments of) proceeds from revolver borrowings	(5,500)	16,142
Dividends paid	—	(5,266)

Net cash provided by financing activities	5,111	24,625

Effect of foreign exchange rates on cash and cash equivalents	6,606	666

Net cash provided by continuing operations	51,862	31,952
Net cash used by discontinued operations	—	(3,452)

Net increase in cash and cash equivalents	51,862	28,500
Cash and cash equivalents on January 1	101,242	62,450

Cash and cash equivalents on September 30	$153,104	$90,950

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

2.    Stock-based Compensation

At September 30, 2003, we have a stock-based employee compensation plan and a non-employee director stock option plan from which we currently grant stock options. We apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. No stock-based compensation expense is reflected in net income as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation for the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income, as reported	$24,557	$18,874	$68,169	$63,795
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	160	386	480	739
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects, pro forma	5,067	3,995	15,200	11,625

Pro forma net income	$19,650	$15,265	$53,449	$52,909

Earnings per share:
Basic, as reported	$0.50	$0.39	$1.41	$1.33

Basic, pro forma	$0.40	$0.32	$1.10	$1.10

Diluted, as reported	$0.50	$0.39	$1.39	$1.32

Diluted, pro forma	$0.40	$0.32	$1.09	$1.09

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes model. The assumptions used in the Black-Scholes calculation for the three and nine months ended September 30, 2003 and 2002 included an expected life of five years, a dividend rate of zero, expected volatility of 40% and a weighted average risk-free interest rate of 4.2%.

3.    Inventories

Inventories at September 30, 2003 and December 31, 2002, stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	September 30, 2003	December 31, 2002
Raw materials	$52,379	$44,156
Work in process	21,566	16,006
Finished goods	59,018	51,170

	$132,963	$111,332

At September 30, 2003, approximately $2,500 of inventory is related to purchases of key raw materials which are not expected to be used within the next 12 months. At December 31, 2002, approximately $1,600 of inventory was related to purchases of key raw materials which were not expected to be used prior to December 31, 2003.

4.    Property, Plant and Equipment

Accumulated depreciation on property, plant and equipment was $210,917 at September 30, 2003 and $183,006 at December 31, 2002.

During the nine months ended September 30, 2003, we invested $445, for a cumulative total of $7,908 invested to date, related to a planned $30,000 project to expand manufacturing capacity adjacent to our existing manufacturing facility in Ireland. We do not expect to complete construction of this facility prior to 2006. This facility is currently a multipurpose building shell that is expected to increase manufacturing capacity for a core consumable product line. If necessary, this facility could be used for the manufacturing of alternative products.

5.    Intangible Assets, net

Intangible assets consisted of the following at September 30, 2003 and December 31, 2002:

September 30, 2003	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
Patented and unpatented technology	$22,399	$(11,955)	$10,444	4–20 years
Trade names	18,995	(6,038)	12,957	8–20 years
Licenses and other	5,179	(2,647)	2,532	5–10 years

Total	$46,573	$(20,640)	$25,933

December 31, 2002
Patented and unpatented technology	$22,399	$(10,630)	$11,769	4–20 years
Trade names	18,995	(5,136)	13,859	8–20 years
Licenses and other	6,302	(3,866)	2,436	5–10 years

Total	$47,696	$(19,632)	$28,064

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Amortization expense for the nine months ended September 30, 2003 and 2002 was $2,550 and $2,800 respectively.

The estimated aggregate amortization expense for intangible assets owned as of September 30, 2003 for each of the five succeeding years is as follows:

Remainder of 2003	$850
2004	3,310
2005	3,100
2006	2,950
2007	1,970
Thereafter	13,753

$25,933

6.    Restructuring Program and Other

During the quarter ended September 30, 2003, we received proceeds of $1,250 and realized a gain of $796 in connection with a sale of real estate. During the nine months ended September 30, 2003, we completed the restructuring program that had been initiated during 2001 and also recovered approximately $250 in assets that we had originally written-off and deemed uncollectible. Upon completion of this restructuring program during the quarter ended June 30, 2003, we reversed $604 of the original estimated reserve, which included the $250 that was recovered and $354 of previously estimated lease and severance payments, as these amounts were no longer required. We eliminated 215 positions which resulted in approximately 190 employees leaving Millipore.

During the quarter ended September 30, 2002, we recorded an additional charge of $525 resulting in a charge of $1,025 during the nine months ended September 30, 2002 related to litigation that was settled during the quarter ended December 31, 2002.

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

8.    Basic and Diluted Earnings per Share

In addition to the 48,630 and 48,499 weighted average shares outstanding for the three and nine months ended September 30, 2003, respectively, there were 726 and 400 stock options and shares of restricted stock that had a dilutive effect during the three and nine months ended September 30, 2003, respectively. Including the

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

dilutive effect of the stock options and shares of restricted stock, there were 49,356 and 48,899 weighted average shares outstanding on a diluted basis for the three and nine months ended September 30, 2003, respectively.

In addition to the 48,266 and 48,112 weighted average shares outstanding for the three and nine months ended September 30, 2002, respectively, there were 139 and 329 stock options and shares of restricted stock that had a dilutive effect during the three and nine months ended September 30, 2002, respectively. Including the dilutive effect of the stock options and shares of restricted stock, there were 48,405 and 48,441 weighted average shares outstanding on a diluted basis for the three and nine months ended September 30, 2002, respectively.

For the three months ended September 30, 2003 and September 30, 2002, 1,817 and 3,266, respectively, of outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the nine months ended September 30, 2003 and September 30, 2002, 2,889 and 3,056, respectively, of outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. Antidilutive options could be dilutive in the future.

9.    Comprehensive Income

The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net unrealized gain (loss) on securities available for sale	$10	$45	$15	$(48)
Foreign currency translation adjustments	4,235	(3,079)	25,122	17,289

Other comprehensive income (loss)	4,245	(3,034)	25,137	17,241
Net income	24,557	18,874	68,169	63,795

Total comprehensive income	$28,802	$15,840	$93,306	$81,036

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

As permitted under Massachusetts law and required by our corporate by-laws, we indemnify our officers and directors for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a Directors and Officers liability insurance policy that enables us to recover a portion of any future amounts paid. As these indemnification obligations were in effect prior to December 31, 2002 these obligations were grandfathered under the provisions of FIN 45. As there were no known or pending claims, we have not accrued a liability for these agreements as of September 30, 2003.

In the ordinary course of business, we warrant to our customers that our products will conform to our published specifications. Generally, the applicable product warranty period is one year from the date of delivery of the product to the customer or of site acceptance, if required. Additionally, we typically provide limited warranties with respect to our services. From time to time, we also make other warranties to our customers, including warranties that our products are manufactured in accordance with applicable laws and not in violation of third party rights. We provide for estimated warranty costs at the time of the product sale. We believe our warranty reserve as of September 30, 2003 appropriately reflects the estimated cost of our warranty obligations.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with our suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

As part of our past acquisitions and divestitures of businesses or assets, we have provided a variety of warranties and indemnifications to the sellers and purchasers that are typical for such transactions. Typically certain of the warranties and the indemnifications expire after a defined period of time following the transaction, but certain warranties and indemnifications may survive indefinitely. In the case of our spin-off of Mykrolis, we

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

agreed to indemnify Mykrolis against any liability associated with Millipore’s bioscience businesses, whether arising prior to or following the Distribution Date. We also retain contingent liability under certain lease agreements that were assigned to Mykrolis as part of the spin-off. The warranty and indemnification obligations noted above were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these obligations as of September 30, 2003. As of September 30, 2003, no material claims under these warranties or indemnifications have been asserted, and we do not know of any such claims being contemplated.

12.    Other New Accounting Pronouncements

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have an impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS No. 149 did not have an impact on our consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This statement provides guidance on how to account for revenue arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of this EITF are effective for revenue arrangements entered into or modified in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have an impact on our consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company

Millipore Corporation (“Millipore”, “our” or “we”) is a multinational bioscience company that provides technologies, tools and services for the discovery, development and production of therapeutic drugs and for other purposes. Our products serve the worldwide biotechnology and life science research markets as well as other bioscience markets. The biotechnology market consists of companies that manufacture biotherapeutics. The life science research market consists of research activities in drug discovery, protein applications and genomics within private and publicly funded organizations. The other bioscience market principally includes businesses which develop and manufacture non-biotechnology pharmaceuticals, have clinical and analytical laboratory activities, or conduct processing and quality control of beverages. Our products are based on a variety of enabling technologies, including our membrane filtration and chromatography technologies.

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

Results of Operations

Third Quarter of 2003 Compared to the Third Quarter of 2002

Net Sales

The following discussion of net sales summarizes sales growth by the geographies in which our products were sold, the markets in which our products were used and major product types.

Net Sales by Geography

Sales growth by geography, measured in U.S. dollars and local currencies, for the three months ended September 30 (“third quarter”), 2003 as compared with the third quarter of 2002 is summarized in the table below.

Sales by geography in U.S. dollars	Net sales		Percentage sales growth
	2003	2002
Americas	$85,072	$79,568	7%
Europe	81,525	65,225	25%
Asia/Pacific	33,456	30,823	9%

Consolidated U.S. dollar net sales	$200,053	$175,616	14%

Sales by geography in local currencies	Net sales		Percentage sales growth
	2003	2002
Americas	$85,109	$79,775	7%
Europe	74,173	66,190	12%
Asia/Pacific	33,376	31,584	6%

Consolidated in local currencies	192,658	177,549	9%
Foreign exchange	7,395	(1,933)

Consolidated U.S. dollar net sales	$200,053	$175,616	14%

	Percentage of net sales in U.S. dollars		Percentage of net sales in local currencies
	2003	2002	2003	2002
Americas	42%	45%	44%	45%
Europe	41%	37%	39%	37%
Asia/Pacific	17%	18%	17%	18%

Total	100%	100%	100%	100%

Net sales for the third quarter of 2003, measured in U.S. dollars, increased 14% as compared with net sales during the third quarter of 2002. Local currency sales increased 9% in the third quarter of 2003 as compared with the third quarter of 2002. The primary currency impacting the difference between U.S. dollar results and local currency results was the Euro. During the third quarter of 2003 as compared with the third quarter of 2002, the U.S. dollar was weaker against the Euro by almost 13%. A weaker U.S. dollar will positively impact U.S. dollar sales growth.

Local currency sales in the Americas increased 7% in the third quarter of 2003 as compared with the third quarter of 2002. The U.S., which comprises over 90% of the total Americas sales, saw an increase in sales during the third quarter of 2003 due to higher sales of hardware products within the biotechnology market and increased sales of consumable products in our other bioscience market. Local currency sales in Latin America increased 30%, off of a small base, in the third quarter of 2003 as compared with the third quarter of 2002, due to continued increases in sales of consumable products to pharmaceutical customers.

Local currency sales in Europe increased 12% during the third quarter of 2003 as compared with the third quarter of 2002. This increase was primarily due to a $7,250 shipment of chromatography media, a consumable product, in the biotechnology market and to a lesser extent increased sales of consumable products in our other bioscience market. Sales within Europe’s life science research market increased 3%. Europe’s sales growth continues to be impacted by the weak capital markets and weak economic conditions resulting in slower growth in demand for our life science research products.

Local currency sales in the Asia/Pacific region increased 6% in the third quarter of 2003 as compared with the third quarter of 2002. A majority of our sales within the Asia/Pacific region are to customers in the other bioscience market and our sales within this market increased 3%. Our sales increased 14% in the biotechnology market within the Asia/Pacific region which is in its embryonic stage.

Net Sales by Market

We sell our products into three markets: biotechnology, life science research and other bioscience. Some of our products are unique to one of the markets and some are sold in multiple markets. A product’s market is determined based on our understanding of the customers’ intended use.

Net sales growth in local currency for the third quarter of 2003 as compared with the third quarter of 2002, by market, is summarized in the table below.

Sales by market in local currencies	Net sales		Percentage sales growth
	2003	2002
Biotechnology	$68,305	$58,900	16%
Life Science Research	26,325	24,972	5%
Other Bioscience	98,028	93,677	5%

Total local currency net sales by market	192,658	177,549	9%
Foreign exchange	7,395	(1,933)

Total U.S. dollar net sales by market	$200,053	$175,616	14%

	Percentage of net sales in local currency
	2003	2002
Biotechnology	35%	33%
Life Science Research	14%	14%
Other Bioscience	51%	53%

Total	100%	100%

Local currency sales grew 16% in the biotechnology market during the third quarter of 2003 as compared with the third quarter of 2002. Approximately 80% of sales within the biotechnology market are consumable products which grew at 13%. The increase in sales of our consumable products within the biotechnology market was primarily due to a $7,250 shipment of chromatography media which will be used to validate and qualify a new manufacturing process in a European facility. The demand for our products is impacted by customers’ therapeutic production volumes, major capacity expansions, timing of drug approvals and their commercial success as well as process yields, deployment of new process developments and utilization of contract manufacturers. Therefore, the product demand from customers in this market may vary significantly on a quarterly basis. Geographically, biotechnology sales grew by approximately 22% in Europe and 11% in the Americas.

Local currency sales grew 5% in the life science research market during the third quarter of 2003 as compared with the third quarter of 2002. Our sales in protein applications and drug discovery continue to gain positive momentum while sales in genomics applications were relatively flat.

Local currency sales grew 5% in the other bioscience market during the third quarter of 2003 as compared with the third quarter of 2002. This increase was primarily due to increased sales of consumable products to both pharmaceutical and laboratory customers. Geographically, other bioscience sales grew by approximately 7% in Europe, 4% in the Americas and 3% in Asia/Pacific.

Net Sales by Major Product Type

We divide our product offerings into three categories: consumables, hardware and services. Consumables is the largest category with approximately 79% of net sales during the third quarter of 2003 and the third quarter of 2002. Consumables include products such as laboratory sample preparation and screening devices and kits in various low and high throughput formats, specialty membranes and large process scale cartridges manufactured in various flat or cylindrical formats. Hardware sales represented approximately 18% in each respective period. Hardware products include items such as small benchtop filtration systems and cartridge integrity testers, large stainless steel process scale filtration and chromatography systems and columns costing up to several million dollars as well as a variety of systems for laboratory water purification. Consumables typically have higher profit margins than hardware. The services category represents approximately 3% of net sales in each respective period. Included in this category are field services for the maintenance of laboratory water purification systems and validation services offered to biotechnology and non-biotechnology pharmaceutical customers.

Net sales growth by product type, measured in local currencies for the third quarter of 2003 as compared with the third quarter of 2002, is summarized in the table below.

Sales by product type in local currencies	Net sales		Percentage sales growth
	2003	2002
Consumables	$151,484	$139,817	8%
Hardware	34,609	32,117	8%
Services	6,565	5,615	17%

Total local currency net sales by product	192,658	177,549	9%
Foreign exchange	7,395	(1,933)

Total U.S. dollar net sales by product	$200,053	$175,616	14%

	Percentage of net sales in local currency
	2003	2002
Consumables	79%	79%
Hardware	18%	18%
Services	3%	3%

Total	100%	100%

Local currency sales growth of 8% in consumables during the third quarter of 2003 as compared with the third quarter of 2002 was primarily attributable to a $7,250 sale of chromatography media within the European biotechnology market and due to increased sales in the other bioscience market. Sales of consumables in the other bioscience market increased nearly 12% in Europe and almost 10% in the Americas, while remaining relatively flat in the Asia/Pacific region.

Local currency sales growth of 8% in hardware during the third quarter of 2003 as compared with the third quarter of 2002 was primarily to customers within the biotechnology market. This quarter’s increase is a result of a number of hardware projects that were delayed by our customers in prior quarters, primarily in the Americas, being started during the third quarter of 2003 as well as unusually low sales during the third quarter of 2002. The demand for our hardware is impacted by customers’ major capacity expansions, therefore, demand may vary during various periods.

Local currency sales growth was 17% for services during the third quarter of 2003 as compared with the third quarter of 2002. The continued increase in service revenue is associated with the installed base of laboratory water purification systems as well as increased validation support services for our customers in the other bioscience and biotechnology markets.

Gross Profit Margins

Gross profit margin percentages were 54.2% in the third quarter of 2003 as compared with 56.3% in the third quarter of 2002. The impact of foreign currencies reduced gross profit margins by approximately 50 basis points during the third quarter of 2003 and increased gross profit margins by approximately 10 basis points during the third quarter of 2002. The reduction in our gross profit margin percentage for the third quarter of 2003 as compared with the third quarter of 2002 was mainly due to additional overhead costs and depreciation for our recently expanded and upgraded manufacturing plants and unfavorable exchange rates which resulted in increased costs of our products manufactured in Europe. The manufacturing plants were expanded during the second half of 2002 to support increased levels of production in future periods.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased $5,804, or 10.7%, in the third quarter of 2003 as compared with the third quarter of 2002. As a percentage of sales, SG&A expenses decreased from 30.9% to 30.0% from the third quarter of 2002 to the third quarter of 2003. In local currencies, SG&A increased at a rate of 5.9% in the third quarter of 2003 as compared with the third quarter of 2002. This increase was mainly due to increases in outside services, employee related costs and facilities costs which were partially offset by a decrease in travel and promotion programs.

Research and development (“R&D”) expenses increased $1,090, or 8.4%, in the third quarter of 2003 as compared with the third quarter of 2002. As a percentage of sales, R&D expenses decreased from 7.4% to 7.0% from the third quarter of 2002 to the third quarter of 2003. In local currencies, R&D remained constant in the third quarter of 2003 as compared with the third quarter of 2002. We continue to fund our planned R&D programs, including those in the development of technology, applications and products for protein applications, drug discovery and biopharmaceutical manufacturing. We expect our R&D programs will focus on the development of consumable products and hardware systems to meet our customers’ present and future needs.

Restructuring and Other

During the quarter ended September 30, 2003, we received proceeds of $1,250 and realized a gain of $796 in connection with a sale of real estate.

During the quarter ended September 30, 2002, we recorded an additional charge of $525 resulting in a total charge of $1,025 during the nine months ended September 30, 2002 related to litigation that was settled during the quarter ended December 31, 2002.

Net Interest Expense

Net interest expense decreased $1,049 in the third quarter of 2003 as compared with the third quarter of 2002. The lower net interest expense was a result of a higher cash balance and lower outstanding debt. Our cash and cash equivalents balance has increased $62,154 since the end of the third quarter of 2002 which resulted in higher interest income.

Provision for Income Taxes

Our effective tax rate on net income for the third quarter of 2003 was 22.5% as compared with 22.0% during the third quarter of 2002. The effective annual tax rate for 2003 is higher than the 2002 tax rate, because a greater portion of our profits will be generated in higher tax jurisdictions.

Nine months ended September 30, 2003 Compared to the Nine months ended September 30, 2002

Net Sales

The following discussion of net sales summarizes sales growth by the geographies in which our products were sold, the markets in which our products were used and major product types.

Net Sales by Geography

Sales growth by geography, measured in U.S. dollars and local currencies, for the first nine months of 2003 as compared with the first nine months of 2002 is summarized in the table below.

Sales by geography in U.S. dollars	Net sales		Percentage sales growth
	2003	2002
Americas	$247,504	$235,094	5%
Europe	231,975	187,937	23%
Asia/Pacific	104,393	95,341	10%

Consolidated U.S. dollar net sales	$583,872	$518,372	13%

Sales by geography in local currencies	Net sales		Percentage sales growth
	2003	2002
Americas	$247,745	$235,589	5%
Europe	212,022	200,914	6%
Asia/Pacific	105,223	101,687	3%

Consolidated in local currencies	564,990	538,190	5%
Foreign exchange	18,882	(19,818)

Consolidated U.S. dollar net sales	$583,872	$518,372	13%

	Percentage of net sales in U.S. dollars		Percentage of net sales in local currencies
	2003	2002	2003	2002
Americas	42%	46%	44%	44%
Europe	40%	36%	37%	37%
Asia/Pacific	18%	18%	19%	19%

Total	100%	100%	100%	100%

Net sales for the first nine months of 2003, measured in U.S. dollars, increased 13% as compared with net sales during the first nine months of 2002. Local currency sales increased 5% in the first nine months of 2003 as compared with the first nine months of 2002. The primary currencies impacting the difference between U.S. dollar results and local currency results, during the first nine months of 2003 as compared with the first nine months of 2002, were the Euro and the Japanese Yen. The U.S. dollar was weaker than the Euro by almost 17% and by approximately 6% against the Japanese Yen. A weaker U.S. dollar will positively impact U.S. dollar sales growth.

Local currency sales in the Americas increased 5% in the first nine months of 2003 as compared with the first nine months of 2002. Most of this increase was due to increased sales of consumable products within the other bioscience market and an increase in hardware sales within the biotechnology market. The hardware sales increase is largely due to the lower than usual sales base of the third quarter of 2002 which resulted in the first nine months of 2002 having low hardware sales. During the first nine months of 2003, hardware sales in America grew consistently throughout the period. Local currency sales in Latin America increased 16%, off of a small base, in the first nine months of 2003 as compared with the first nine months of 2002, due to an increase in sales to biotechnology customers.

Local currency sales increased 6% in Europe during the first nine months of 2003 as compared with the first nine months of 2002. During the first nine months of 2003, sales of our consumable products within the biotechnology market increased 18% and increased more moderately in the other bioscience and life science research markets. Partially offsetting these increases was a decline in sales of our hardware products to our European customers as a result of the continued weak capital markets and weak economic conditions in Europe.

Local currency sales in the Asia/Pacific region increased 3% in the first nine months of 2003 as compared with the first nine months of 2002. Sales of consumable products within the biotechnology market increased 7% and 6% in our other bioscience market. These increases were partially offset by a decline in sales of our hardware products to our Asia/Pacific customers within the biotechnology market. Sales of hardware products within the biotechnology market are not significant as the Asia/Pacific biotechnology market is in its embryonic stage, thus significant percentage changes may occur as a result of the timing of a few transactions within a given period.

Net Sales by Market

Net sales growth in local currency for the first nine months of 2003 as compared with the first nine months of 2002, by market, is summarized in the table below.

Sales by market in local currencies	Net sales		Percentage sales growth
	2003	2002
Biotechnology	$192,940	$181,866	6%
Life Science Research	79,182	76,495	4%
Other Bioscience	292,868	279,829	5%

Total local currency net sales by market	564,990	538,190	5%
Foreign exchange	18,882	(19,818)

Total U.S. dollar net sales by market	$583,872	$518,372	13%

	Percentage of net sales in local currency
	2003	2002
Biotechnology	34%	34%
Life Science Research	14%	14%
Other Bioscience	52%	52%

Total	100%	100%

Local currency sales grew 6% in the biotechnology market during the first nine months of 2003 as compared with the first nine months of 2002. Sales within the biotechnology market of consumables increased almost 8%, but were partially offset by a 2% decline in sales of hardware products. The increase in consumable sales was partially a result of a $7,250 shipment of a chromatography media order in Europe as well as an increase in customer orders for our consumable products across all regions.

Local currency sales grew 4% in the life science research market during the first nine months of 2003 as compared with the first nine months of 2002. This increase was due to sales of consumable products associated with our laboratory water purification systems and sales of products related to protein applications. During 2003, sales in the life science research market increased in Europe and Asia/Pacific and to a lesser degree in the Americas. The increase in consumable sales within the life science research market was across all geographies.

Local currency sales growth of 5% in the other bioscience market during the first nine months of 2003 as compared with the first nine months of 2002 was primarily due to increased sales of consumable products and services across all geographies.

Net Sales by Major Product Type

Net sales growth (decline) by product type, measured in local currencies for the first nine months of 2003 as compared with the first nine months of 2002, is summarized in the table below.

Sales by product type in local currencies	Net sales		Percentage sales growth (decline)
	2003	2002
Consumables	$443,819	$417,528	6%
Hardware	101,017	103,449	(2)%
Services	20,154	17,213	17%

Total local currency net sales by product	564,990	538,190	5%
Foreign exchange	18,882	(19,818)

Total U.S. dollar net sales by product	$583,872	$518,372	13%

	Percentage of net sales in local currency
	2003	2002
Consumables	79%	78%
Hardware	18%	19%
Services	3%	3%

Total	100%	100%

Local currency sales growth of 6% in consumables during the first nine months of 2003 as compared with the first nine months of 2002 is due to the timing of customer needs. Customers’ ordering patterns are based on their therapeutic production volumes, timing of drug approvals and their commercial success as well as process yields and deployment of new process developments. Sales of consumables grew by 10% in Europe and by lesser amounts in the Americas and Asia/Pacific.

Local currency sales decreased 2% in hardware during the first nine months of 2003 as compared with the first nine months of 2002. Throughout 2003 a number of hardware projects have been delayed by our customers in the biotechnology market as funding of new research and development programs and many capital expansion programs have been constrained. During the third quarter of 2003, we began shipping product related to some of those previously delayed projects, but we do not have any assurances that we will record sales related to projects that have continued to be deferred.

Local currency sales growth was 17% for services during the first nine months of 2003 as compared with the first nine months of 2002. The continued increase in service revenue across all markets is due to service revenues associated with the installed base of water filtration systems as well as increased validation support services to our biotechnology and non-biotechnology pharmaceutical customers.

Gross Profit Margins

Gross profit margin percentages were 55.1% in the first nine months of 2003 as compared with 57.4% in the first nine months of 2002. The impact of foreign currencies reduced gross profit margins by approximately 10 basis points in the first nine months of 2003 and increased gross profit margins by approximately 50 basis points in the first nine months of 2002. The reduction in our gross profit margin percentage for the first nine months of

2003 as compared with the first nine months of 2002 was mainly due to additional costs and depreciation expense for our recently expanded manufacturing plants and unfavorable exchange rates. The manufacturing plants were expanded during the second half of 2002 to support increased levels of production in future periods.

Operating Expenses

SG&A expenses increased $18,799, or 11.5%, in the first nine months of 2003 as compared with the first nine months of 2002. As a percentage of sales, SG&A expenses decreased from approximately 31.5% to 31.1% from the first nine months of 2002 to the first nine months of 2003. In local currencies, SG&A increased at a rate of 4.6% in the first nine months of 2003 as compared with the first nine months of 2002. This increase was mainly due to increases in employee related costs, facilities and outside services, which were partially offset by lower travel expenses and fewer promotion programs during the first nine months of 2003.

R&D expenses increased $3,050, or 7.8%, in the first nine months of 2003 as compared with the first nine months of 2002. As a percentage of sales, R&D expenses decreased from 7.5% to 7.2% from the first nine months of 2002 to the first nine months of 2003. In local currencies, R&D increased at a rate of 4.2% in the first nine months of 2003 as compared with the first nine months of 2002. We continued to fund our planned R&D programs, including those in the development of technology, applications and products for protein applications, drug discovery and biopharmaceutical manufacturing.

Restructuring and Other

During the first nine months of 2003, we received proceeds of $1,250 and realized a gain of $796 in connection with a sale of real estate. We also completed the restructuring program that we had initiated during 2001 and recovered approximately $250 in assets that we had originally written-off and deemed uncollectible. Upon completion of this restructuring program we reversed $604 of the original estimated reserve, which included the $250 recovered during 2003 and $354 of previously estimated lease and severance payments, as these amounts were no longer required. During the first nine months of 2002, we recorded charges of $1,025 related to litigation that became estimable during that period and was settled during the year ended December 31, 2002.

Net Interest Expense

Net interest expense decreased $3,047 in the first nine months of 2003 as compared with the first nine months of 2002. The lower net interest expense was a result of a higher average cash balance, lower average interest borrowing rates and lower outstanding debt. At the end of the first quarter of 2002, we refinanced our 7.2% $100,000 public debt with available borrowing capacity under a revolving credit agreement which had a lower variable interest rate that is based on LIBOR.

Provision for Income Taxes

Our effective tax rate on net income for the first nine months of 2003 was 22.5% as compared with 22.0% during the first nine months of 2002. The effective annual tax rate for 2003 is higher than the 2002 tax rate, because a greater portion of our profits will be generated in higher tax jurisdictions.

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

We are exposed to foreign currency exchange rate risk inherent in sales, net income and assets and liabilities denominated in currencies other than the U.S. dollar. The potential change in foreign currency exchange rates offers a substantial risk to us, as on average approximately 55% of our business is conducted outside of the United States, generally in foreign currencies. Our risk management strategy currently uses forward contracts to mitigate certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses resulting from the forward contracts. These contracts principally relate to the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically span less than three months. We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $64,137 at September 30, 2003. The fair value of these contracts was $22 at September 30, 2003. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Although we attempt to manage our foreign currency exchange risk through the above activities, when the U.S. dollar strengthens against other currencies in which we transact business, sales and net income will be adversely impacted.

Capital Resources and Liquidity

Cash flow provided from operations was $88,221 in the first nine months of 2003 as compared with $69,067 in the first nine months of 2002. The increase in cash flow from operations in the first nine months of 2003 compared with the first nine months of 2002 was primarily the result of increased net income, increased accrued expenses and accrued income taxes partially offset by increases in inventory and accounts receivable balances.

Accounts receivable increased $8,701 at September 30, 2003 as compared with December 31, 2002. The increase in accounts receivable resulted in an increase in days sales outstanding in U.S. dollars of 2 days, from 79 days at December 31, 2002 to 81 days at September 30, 2003. Accounts receivable balances increased slightly in Europe and the Americas while remaining consistent in the Asia/Pacific region. The overall increase was primarily the result of increased sales volumes in the latter portion of the quarter ended September 30, 2003.

Inventory increased $14,759 at September 30, 2003 as compared with December 31, 2002. Approximately $9,100 of the increase in inventory was the result of purchases for key raw materials and in anticipation of fourth quarter sales. At September 30, 2003, approximately $2,500 of the increase in inventory related to the purchases of key raw materials is not expected to be used within the next 12 months.

During the first nine months of 2003, the change in accrued income taxes benefited our cash position by $5,737 due to lower payments being required. During the first nine months of 2002, we used $2,385 of cash to remit additional estimated tax payments and tax settlements in Europe and the U.S.

A portion of the operating cash flow during the first nine months of 2003 was used in investing activities for the purchase of property, plant and equipment. We purchased $49,326 of property, plant and equipment during the first nine months of 2003 as compared with $48,121 during the first nine months of 2002. We expect to purchase an additional $25,000 to $30,000 during the remainder of 2003. Our 2003 additions are being driven principally by our continued need to upgrade and add manufacturing capacity in the U.S. and Europe.

During the first nine months of 2003, we invested an additional $445, for a cumulative total of $7,908 invested to date, related to a planned $30,000 project to expand manufacturing capacity adjacent to our existing manufacturing facility in Ireland. We have delayed completion of this facility as existing manufacturing capacity related to a core consumable product line supplemented with the stockpiling initiative can meet the expected demand of this product line through 2006. We do not expect to complete construction of this facility prior to 2006. This facility is currently a multipurpose building shell that is expected to increase manufacturing capacity for this product line. If necessary, this facility could be used for the manufacturing of alternative products.

During the first nine months of 2002, we purchased substantially all of the net assets of CPG, Inc. for $11,676. Also during the first nine months of 2002, we made an investment and purchased intangible assets for $2,609 from our cash flows from investing activities.

Cash flows from financing activities during the first nine months of 2003 were principally a result of receiving $10,611 from employees exercising stock options and purchasing shares of our common stock in accordance with our Employees’ Stock Purchase Plan (“ESPP”). During the first nine months of 2002, we received $13,749 from employees exercising stock options and purchasing shares of our common stock in accordance with our ESPP and we paid $5,266 in dividends that had been declared for the fourth quarter of 2001. Beginning in 2002, we discontinued dividend payments.

During the first nine months of 2002, we funded Mykrolis $3,452 to support Mykrolis’ operations, prior to the Distribution Date.

In 2001, we entered into a five year unsecured revolving credit agreement that allows for revolving loan borrowings of up to $250,000. As of September 30, 2003, we have drawn $155,000 against our credit agreement. The revolving credit agreement calls for us to maintain certain financial covenants in the areas of leverage and interest coverage. We are compliant with all required covenants. In addition, we have a $75,000 7.23% note that will become due in March 2004. It is our intention and we believe that we have the ability to obtain new debt at prevailing market rates or utilize available borrowing capacity under our revolving credit agreement to refinance the 7.23% note when it becomes due in March 2004.

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

PART II

Item 6.    Exhibits and Reports on Form 8-K.

a.	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission:

On July 16, 2003, we furnished a Form 8-K that included a copy of the July 16, 2003 press release related to our financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ KATHLEEN B. ALLEN Kathleen B. Allen	Vice President and Chief Financial Officer	November 7, 2003

/s/ DONALD B. MELSON Donald B. Melson	Corporate Controller (Chief Accounting Officer)	November 7, 2003

Exhibit Index

Exhibit Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002