Form 10-K
period 2003-12-31
MILLIPORE CORP /MA
filed 2004-03-11
CIK 66479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003 or

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

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock on June 30, 2003, the last business day of our most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $1,402,615,000. Shares of Common Stock held by each executive officer and director and by each person known to beneficially own more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 13, 2004, 49,175,917 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference

Document	Incorporated into Form 10-K
Definitive Proxy Statement for the 2004 Annual Meeting	Part III

In this Form 10-K, unless the context otherwise requires, the terms “Millipore”, the “Company”, “we” or “us” shall mean Millipore Corporation and its subsidiaries.

PART I

Item 1.    Business.

General

Millipore Corporation was incorporated under the laws of Massachusetts on May 3, 1954. Our corporate headquarters are in Billerica, Massachusetts.

Millipore is a multinational bioscience company that provides technologies, tools and services for the discovery, development and production of therapeutic drugs and for other purposes. We serve customers in the worldwide biotechnology, life science research and other bioscience markets with a variety of products and services used in the purification, separation and analysis of fluids. Our products are based on a variety of enabling technologies, including our membrane filtration and chromatography technologies.

Information About Geographic Areas and Segment

We are a multinational company with more than 60% of our 2003 sales outside the United States and 49% of our long-lived assets outside the United States at December 31, 2003. We have three operating segments: BioPharmaceutical, Laboratory Water and Life Sciences. These three operating segments are aggregated into one reporting segment for financial statement purposes. Segment and geographic information is discussed in Note 18 to our Consolidated Financial Statements.

Products, Technologies and Applications

Millipore sells over 5,000 standard products, not including spare parts, which are listed in our catalogs and are sold as standard systems or devices. We also sell custom products, primarily our process scale filtration and chromatography systems and columns. We manufacture the majority of our products in our manufacturing facilities described in Item 2 of this Form 10-K. In addition, we purchase some products from third-party manufacturers for resale.

We sell consumables, hardware and services. Consumables sales, in local currencies, represent approximately 78% of our 2003 sales. Our wide range of consumable products include handheld laboratory sample preparation and screening devices and kits in various low and high throughput formats, specialty membranes, chromatography media and large process scale cartridges used to filter thousands of liters of fluid. Hardware sales, in local currencies, represent approximately 18% of our 2003 sales and include products ranging from small benchtop laboratory water purification systems and cartridge integrity testers to large stainless steel process scale filtration and chromatography systems and columns with selling prices that can be greater than a million dollars. Services, in local currencies, represent approximately 4% of our 2003 sales and include field services for the maintenance of laboratory water systems and validation services offered to biopharmaceutical customers.

The principal technologies utilized by our products are based on membrane filtration and chromatography. Membranes use size exclusion to filter either the wanted or the unwanted particulate or bacterial, molecular or viral entities from fluids. Some of our membrane materials also use affinity, ion-exchange or electrical charge mechanisms to effect the desired separation. Microfiltration and ultrafiltration membranes are incorporated into devices, cartridges and modules of different configurations to address a variety of customer purification and separation needs. Chromatography media is used to purify or separate biopharmaceutical compounds or to remove contaminants from these compounds by adsorption. Our laboratory water purification products combine membrane, resin and other separations technologies. Certain of our sample preparation products use both membranes and chromatographic separation techniques.

In the past several years, we have also developed and/or acquired rights to certain products and technologies designed to simplify and to reduce the time and expense of certain steps in the downstream and final fill processes of biotechnology and other pharmaceutical manufacturing primarily by replacing stainless steel hardware with disposable plastic products. These “disposable manufacturing” products include disposable filling systems for sterile fill and finish operations and disposable valves for connecting sterile disposable components.

Our products are used in biopharmaceutical manufacturing and research operations to isolate and purify specific components of fluid streams for analysis, to concentrate identified compounds for further processing and to purify or sterilize small and large volumes of critical fluids. Customers also use our products to gain knowledge about a molecule, compound or microorganism by detecting, identifying and quantifying the relevant components of a fluid sample. Our laboratory water purification products are used by customers to provide ultrapure water for critical laboratory analysis and for clinical testing. In addition, products based on our proprietary size exclusion membrane technology have been introduced to improve speed, automation and cost-effectiveness of a number of separations for DNA sequencing, plasmid prep, PCR, diagnostic and microarray applications. These novel technologies are also being used for new applications in the drug discovery markets for the screening of potential drug compounds and for sample preparation. During the past several years, we have launched a series of kits based on these technologies that are intended for a variety of protein and genomics applications. Our newer disposable manufacturing products are expected to be used in a variety of applications in downstream and final fill processes of pharmaceutical manufacturing.

Customers and Markets

We sell our products to customers in the biotechnology, life science research and other bioscience markets. The biotechnology market consists of biotechnology and pharmaceutical companies that manufacture therapeutic products based on recombinant proteins. The life science research market consists of companies and institutions with research activities in drug discovery and drug development. The other bioscience market principally includes companies that develop and manufacture non-biotechnology pharmaceuticals, perform clinical and analytical laboratory activities, or process and perform quality control of beverages.

A variety of our products are used in the biotechnology market by biotechnology and pharmaceutical companies in the production of therapeutic products based on recombinant proteins, including monoclonal antibodies, enzymes, coagulation factors, vaccines, cytokines, hormones, growth factors, plasma products and transgenic and gene therapy products. We play an important role in our customers’ development of new biotech drugs by offering a continuum of membrane- and chromatography-based products capable of being scaled-up to match customer needs at different stages during the development process through full scale drug production. Our new disposable manufacturing products will also enable our biotechnology customers to simplify and to reduce the time and expenses of certain steps in their downstream and final fill processes of biotech drugs.

Our customers in the life science research market include life science research companies, pharmaceutical companies, private and public research and testing laboratories and regulatory agencies. Our products used in life science research applications include sample preparation devices and kits and drug screening and water purification products.

Our products are used in the other bioscience market by a wide spectrum of customers. Pharmaceutical, diagnostics and ophthalmic manufacturers use our products in clarification, concentration, purification and sterilization of their products. Hospitals and analytical laboratories use our laboratory scale filtration devices in sample preparation, sterile particulate removal and concentration of samples and to purify water. The beverage industry uses our products for quality control and process applications, principally to monitor for microbiological contamination and to prevent spoilage by removal of bacteria and yeast from products such as wine, beer, bottled juices and water.

Although no single customer accounts for 10% or greater of our sales, some of our individual customers do purchase significant quantities of our products.

Sales and Marketing

We sell our products to end users primarily through our own direct global sales force. Augmenting this sales and distribution methodology, we sell our products through independent distributors and our website. We sell our products in more than 30 major industrialized and developing countries.

Our marketing efforts focus on application development for existing products and on new and differentiated products for newly identified and proposed customer needs. We seek to educate customers regarding the variety of analytical, separation and purification problems that may be addressed by our products as well as to adapt our products and technologies to such problems as identified by our customers. Our technical support services are important to our marketing efforts. These services include assisting in defining a customer’s needs, evaluating alternative solutions, selecting or designing a specific system to perform the desired separation or other application, training users, and assisting the customer in compliance with relevant government regulations.

As of December 31, 2003, our sales, marketing and service forces consisted of approximately 1,000 employees worldwide.

Research and Development

As a pioneer of membrane separations, we have traditionally placed heavy emphasis on research and development. This emphasis has resulted in our being the first company to introduce a number of major new enabling separations membranes and membrane devices, including nitrocellulose microfiltration membrane in 1954, compact high purity laboratory water systems in 1972, membrane-based syringe filter devices in 1973, membrane-based filters for intravenous drug therapy in 1975, tangential flow filtration cassette devices in 1975, chemically modified polyvinylidene fluoride membrane in 1978, continuous electro-deionization water purification systems in 1988, composite ultrafiltration membranes in 1989, melt-cast PFA membranes in 1990, composite ultrafiltration membranes for the removal of viruses from protein solution in 1991, ultra-high molecular weight polyethylene membrane in 1993, non-dewetting PTFE membrane in 1997 and composite, asymmetric, microporous PES membrane in 2002.

Our ongoing research and development activities include the extension and enhancement of existing Millipore technologies to respond to new applications, the development of new membranes and chromatography media, and the upgrading of membrane- and media-based systems to afford the user greater purification capabilities. Over the last several years, through acquisitions, alliances, licenses and research and development investments, we have expanded and diversified our technology base significantly. We have focused this expansion and diversification strongly on life science research and biotechnology applications and, more recently, on disposable manufacturing initiatives. The rapidly changing life science markets require novel technologies to meet the needs of high throughput sample analysis. This has led to our development of products utilizing both membranes and chromatographic separation techniques, including an entire platform based on chromatographic media embedded in membrane structures which was introduced for the proteomics market. We have progressed substantially in recent years in our efforts to develop a differentiated line of chromatography media products for the rapidly growing biotechnology market.

We perform most of our own research and development. We do not provide material amounts of research and development services for others. We continue to increase our research and development spending. As a percentage of sales, research and development spending was 7.3% in 2003, 7.4% in 2002 and 7.0% in 2001.

We have followed a practice of supplementing our internal research and development efforts by acquiring or licensing new technologies from unaffiliated third parties, acquiring distribution rights with respect thereto, and undertaking collaborative or sponsored research and development activities with unaffiliated companies and academic or research institutions, when we believe it is in our long term interests to do so.

Patents, Trademarks and Licenses

We have been granted and have licensed rights under a number of patents and have other patent applications pending both in the United States and abroad. While these patents and licenses in the aggregate are viewed as valuable assets, we believe that no individual patent is critical to our ongoing operations. We also own a number of trademarks, the most significant being “Millipore”.

Competition

We face intense competition in all of our markets. We believe that our principal competitors include Amersham Biosciences, Pall Corporation, Qiagen NV, Whatman PLC, Sartorius AG, Apogent Technologies Inc., and USFilter. Certain of our competitors are larger and have greater resources than Millipore. While price is an important factor, we compete primarily on the basis of technical expertise, product quality and responsiveness to customer needs, including service and technical support.

Environmental Matters

We are subject to numerous federal, state and foreign laws and regulations that impose strict requirements for the control and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste. We believe we are in substantial compliance with all applicable environmental requirements. We continue to invest in maintaining facilities that enable our compliance with these environmental laws. These environmental related expenditures did not have a material effect on our capital expenditures, earnings or competitive position. Because regulatory standards under environmental laws and regulations have become increasingly stringent, however, there can be no assurance that future developments will not cause us to incur material environmental liabilities or costs.

Raw Materials

Our products are made from a wide variety of raw materials that are generally available from alternate sources of supply. For certain critical raw materials, we have qualified only a single source. We periodically purchase quantities of some of these critical raw materials in excess of current requirements, in anticipation of future manufacturing needs. With sufficient lead times, we believe we would be able to validate alternate suppliers for each of these raw materials. Several of these critical raw materials are used in a significant portion of our products and if we were unable to obtain supply of any one of them, our loss of revenues would be material.

Backlog

Generally, orders may be cancelled or rescheduled by the customer without a financial penalty. Thus, we do not have a material amount of firm commitments that serve as backlog orders.

Other Information

As of December 31, 2003, Millipore employed approximately 4,300 persons worldwide, of whom approximately 1,900 were employed in the United States and approximately 2,400 were employed outside of the United States.

Millipore’s internet website address is www.millipore.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments thereto, are available free of charge on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. In addition, our corporate governance guidelines, the charters of each of the committees of our Board of Directors, our code of ethics (consisting of our Corporate Compliance Policy, our Employee Code of Conduct and our Rules of Conduct) and our Director Code of Conduct are available on our website and are available in print to any Millipore shareholder upon request in writing to “General Counsel, Millipore Corporation, 290 Concord Road, Billerica, MA 01821”.

Executive Officers of the Registrant

The following is a list, as of March 1, 2004, of the Executive Officers of Millipore Corporation. All of such Executive Officers were elected to serve until the first Directors Meeting following our 2004 Annual Stockholders Meeting.

			First Elected or Appointed
Name	Age	Office	An Executive Officer	To Present Office
Francis J. Lunger	58	Chairman of the Board, President, and Chief Executive Officer	1997	2001 2002	(1) (2)
Kathleen B. Allen	48	Vice President and Chief Financial Officer	2000	2000
Dominique F. Baly	55	Vice President	2000	2001
Vinay Goel	55	Vice President	2000	2001
Peter C. Kershaw	50	Vice President	2004	2004
John E. Lary	58	Vice President	1994	1994
Jeffrey Rudin	52	Vice President, General Counsel and Clerk	1996	1996
Gregory J. Sam	45	Vice President	2003	2003
Kevin D. Sanborn	36	Vice President	2000	2000
Kathleen M. Stearns	51	Vice President	2001	2001
Susan L.N. Vogt	50	Vice President	2000	2001
Charles F. Wagner, Jr.	36	Vice President	2003	2003

(1)	As President and Chief Executive Officer
(2)	As Chairman of the Board

Mr. Lunger was elected President of Millipore Corporation in April 2001, Chief Executive Officer in August 2001 and Chairman of the Board in April 2002. Before being elected President, Mr. Lunger was Executive Vice President and Chief Operating Officer (2000-2001) and Vice President, Chief Financial Officer and Treasurer (1997-2000) of Millipore Corporation. Prior to joining Millipore, Mr. Lunger had been, since 1995, Senior Vice President and Chief Financial Officer of Oak Industries, Inc., a developer, manufacturer and supplier of components to the telecommunications industry. From 1994 until 1995, Mr. Lunger had been acting Chief Executive Officer and Chief Administrative Officer of Nashua Corporation, a conglomerate with diverse businesses ranging from office supplies to photo finishing. During the period 1983-1994, Mr. Lunger served in various business operations and financial management positions with Raychem Corporation, an international material science company serving the telecommunication, automotive, energy and defense markets, including Vice President and Group General Manager (1992-1994), Vice President and Assistant Sector General Manager (1991-1992) and Vice President, Finance (1988-1991).

Ms. Allen was elected Vice President and Chief Financial Officer of Millipore Corporation in 2000. Prior to that, Ms. Allen held a wide variety of positions in Millipore’s financial organization since joining the Company in 1983, most recently as Millipore Corporation’s Corporate Controller and Chief Accounting Officer (1998-2000). Prior to joining Millipore, Ms. Allen practiced public accounting for six years with Arthur Young and Company.

Mr. Baly was elected Vice President of Millipore Corporation in December 2001 and serves as President of the Company’s Laboratory Water Division and of Millipore International, to which he was appointed in February 2001. Prior to that, Mr. Baly held a wide variety of positions since joining Millipore in 1972, most recently as Vice President of the Analytical Divisions of Millipore from 1994 until 2001.

Dr. Goel was elected Vice President of Millipore Corporation in December 2001 and serves as President of the Company’s Strategic Separations Media Group (successor to our Membrane Technology Division), to which he was appointed in February 2001. Dr. Goel joined Millipore in 1977 as a product development engineer for high purity water products. From 1988 through 1998, Dr. Goel served as Vice President Membrane Research & Development, Analytical Laboratory, and from 1999 through 2001, Dr. Goel served as Vice President, Corporate Technology Operations.

Mr. Kershaw was elected Vice President, Worldwide Manufacturing Operations, of Millipore Corporation effective February 2004. Prior to joining Millipore, Mr. Kershaw served Hologic, Inc., a manufacturer of medical imaging systems, as Corporate Vice President, Manufacturing Operations (2003-2004) and Vice President and General Manager, LORAD Division (2001-2003). Prior to that, Mr. Kershaw served as President (1998-2001) and Vice President and General Manager (1996-1998) of the Medical Device Division of Bespak plc, a manufacturer of plastic injection molded components and finished medical devices.

Mr. Lary was elected Vice President of Millipore Corporation in November 1994 and has since January 2003 been responsible for the Company’s European Operations. Until February 2004, Mr. Lary was also responsible for Millipore’s device manufacturing, facilities and supply chain organizations. From May 1993 until his election as a Corporate Vice President, Mr. Lary served as Senior Vice President and General Manager of the Company’s Americas Operations. For the ten years prior to that time, he served as Senior Vice President of the Company’s Membrane Operations Division.

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

Mr. Sam was elected Vice President, Quality, of Millipore Corporation in March 2003. Prior to joining Millipore, Mr. Sam served from 2001-2002 as Vice President, Quality, for the Drug Delivery Business Unit of Elan Corporation, a pharmaceutical company focused on the development, manufacturing and marketing of novel therapeutic products, and from 2000-2001 as Vice President, Quality, of Dura Pharmaceuticals (acquired by Elan Corporation in 2000), a manufacturer of prescription pharmaceutical products. From 1999 to 2000, Mr. Sam was Senior Director, Corporate QA—Quality Management, at Watson Pharmaceuticals, Inc., a specialty pharmaceutical company, and from 1996 to 1999 was Director, Qualification & Validation, Worldwide QA, for Rhone-Poulenc Rorer, a pharmaceutical company.

Mr. Sanborn was appointed President of the Company’s Life Sciences Division in December 2002 and remains a Vice President of Millipore Corporation to which he was elected (as Vice President, Strategic Planning and Business Development) in September 2000. Prior to joining Millipore, Mr. Sanborn was a Manager (1997-2000) and Consultant (1994-1997) of Bain & Company, a global consulting firm.

Ms. Stearns was elected Vice President, Human Resources, of Millipore Corporation in April 2001. From 1993 to 2001, Ms. Stearns served the Company in several senior human resources management positions and as country manager of the Company’s United Kingdom subsidiary. From 1991 to 1993, Ms. Stearns was Director, Human Resources for Ionpure Technologies, Inc., a process water company.

Ms. Vogt was elected Vice President of Millipore Corporation in December 2001 and serves as President of the Company’s BioPharmaceutical Division, to which she was appointed in February 2001. Prior to that, Ms. Vogt held a wide variety of positions since joining the Company in 1981, most recently as Vice President & General Manager, Laboratory Water Division (1999-2001) and General Manager of the Analytical Products Division (1997-1999).

Mr. Wagner joined the Company in December 2002 as Director of Strategic Planning and Business Development and was elected Vice President, Strategic Planning and Business Development, of Millipore Corporation in March 2003. Prior to joining Millipore, Mr. Wagner served as a Manager (2001-2002) and Consultant (1998-2001) at Bain & Company.

Item 2.    Properties.

Millipore operates 12 manufacturing sites located in the United States, France, Ireland, United Kingdom, Japan and Brazil. The following table identifies the major production sites that are owned by Millipore, and describes the purposes and the approximate floor space and land area of each.

Location	Facility	Floor Space Sq. Ft.	Land Area Acres
Bedford, MA	Manufacturing, research, warehouse and office	384,000	31
Billerica, MA	Manufacturing, research, warehouse and office	88,000	5
Danvers, MA	Manufacturing, research and office	108,000	16
Jaffrey, NH	Manufacturing, warehouse and office	177,000	52
Cidra, Puerto Rico	Manufacturing, warehouse and office	125,000	29
Molsheim, France	Manufacturing, research, warehouse and office	218,000	20
Cork, Ireland	Manufacturing, warehouse and office	120,000	38

We own a total of approximately 1.2 million square feet of usable space in facilities worldwide (including the facilities listed above), which is used for office, research and development, manufacturing and warehouse purposes. None of our owned facilities are subject to any material encumbrances, except for a finance lease on a portion of the Molsheim, France property.

In addition to our owned properties, we currently lease facilities throughout the world for office, research and development, manufacturing and warehouse uses. The aggregate area of our leased space worldwide is approximately 720,000 square feet and the cost of such leased space was approximately $12.0 million in 2003. The following leased facilities are the most significant:

1.	A lease of 104,000 square feet in a building located in Billerica, Massachusetts, in which our corporate headquarters offices are located, provides for a term ending in 2012, with renewal options for an aggregate of 10 years.

2.	A lease of a 134,000 square foot building in Bedford, Massachusetts used for manufacturing and research and development provides for a term ending in 2006, with renewal options for an aggregate of 20 years as well as a purchase option.

3.	A lease of a building of 130,000 square feet located in Burlington, Massachusetts, used as our North American distribution center, provides for a term expiring in 2007 and has a single 5-year extension option.

4.	A lease of a building of 26,000 square feet located in Consett, England that is used for manufacture of chromatography media products and for related research and development provides for a term expiring in 2016.

Our owned facility in Cidra, Puerto Rico currently operates at approximately 65% of manufacturing capacity. Our Danvers, Massachusetts facility is primarily a pilot plant, thus the facility has volatile production schedules. All of the other above listed owned and leased major facilities are at least 90% utilized.

We are of the opinion that all the facilities we own or lease are well maintained, appropriately insured, in good operating condition and suitable for their present uses.

Item 3.    Legal Proceedings.

We are not currently a party to any material legal proceeding and we do not know of any material legal proceeding contemplated by any governmental authority.

Item 4.    Submission of Matters to a Vote of Security Holders.

This item is not applicable.

PART II

Item 5.    Market for Registrant Common Stock and Related Stockholder Matters.

Millipore’s Common Stock, $1.00 par value, is listed on the New York Stock Exchange and is traded under the symbol “MIL”. The following table sets forth, for the indicated fiscal periods, (i) the high and low sales prices of Millipore’s Common Stock (as reported on the New York Stock Exchange Composite Tape) restated to reflect the stock distribution of its interest in Mykrolis Corporation (“Mykrolis”) as described below. On February 13, 2004, there were approximately 2,484 shareholders of record.

	Range of Stock Prices
	2003		2002
	High	Low	High	Low
First Quarter	$35.90	$31.74	$53.90	$43.29
Second Quarter	$47.02	$30.25	$44.86	$29.80
Third Quarter	$48.91	$40.53	$38.47	$27.25
Fourth Quarter	$47.92	$40.45	$38.26	$28.50

The Company did not declare any cash dividends during 2003 or 2002 nor does the Company currently intend to make future cash dividend declarations or payments.

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

Item 6.    Selected Financial Data.

The following selected consolidated financial data are derived from our Consolidated Financial Statements and notes thereto and should be read in connection with and are qualified in their entirety by our Consolidated Financial Statements and notes thereto and other financial information included elsewhere in this Form 10-K report. The Company’s results from discontinued operations reflect the financial results of Mykrolis Corporation (“Mykrolis”) through February 27, 2002, the date on which we distributed our ownership of Mykrolis common stock to our shareholders.

Millipore Corporation—Five-year Summary of Operations

	2003		2002		2001	2000		1999
	(In thousands, except per share data)
Net sales	$799,622		$704,251		$656,898	$600,161		$566,295
Cost of sales	369,174		308,146		291,219	266,227		252,940

Gross profit	430,448		396,105		365,679	333,934		313,355
Selling, general and administrative expenses	246,819		219,058		200,757	190,556		186,389
Research and development expenses	58,385		52,353		45,816	40,580		34,443
Restructuring and other	(1,400	)(1)	1,124	(1)	17,962 (1)	320	(2)	(3,979	)(2)

Operating income	126,644		123,570		101,144	102,478		96,502
(Loss) gain on investments	—		(2,344	)(3)	—	7,151	(4)	—
Loss on early extinguishment of debt	—		—		(1,899)	—		—
Interest income	2,035		1,347		2,591	3,486		3,025
Interest expense	(16,505)		(18,981)		(25,336)	(26,922)		(30,155)

Income before income taxes	112,174		103,592		76,500	86,193		69,372
Provision for income taxes	11,378	(5)	22,791		14,247	20,108		15,125

Income from continuing operations	100,796		80,801		62,253	66,085		54,247

(Loss) income from discontinued operations, net of taxes	—		—		(6,736)	53,109		10,081
Gain (loss) on disposal of discontinued operations, net of taxes	—		2,900		(24,400)	—		—

Total discontinued operations	—		2,900		(31,136)	53,109		10,081

Net income	$100,796		$83,701		$31,117	$119,194		$64,328

Basic income (loss) per share
Continuing operations	$2.08		$1.68		$1.32	$1.44		$1.21
Discontinued operations	—		0.06		(0.66)	1.16		0.23

Net income	$2.08		$1.74		$0.66	$2.60		$1.44

Diluted income (loss) per share
Continuing operations	$2.06		$1.67		$1.30	$1.40		$1.20
Discontinued operations	—		0.06		(0.65)	1.13		0.22

Net income	$2.06		$1.73		$0.65	$2.53		$1.42

Cash dividends declared per share	$—		$—		$0.44	$0.44		$0.44
Weighted average shares outstanding:
Basic	48,574		48,170		47,100	45,803		44,731
Diluted	49,046		48,448		48,060	47,039		45,274
Balance Sheet Data
Working capital	$293,970		$255,282		$177,676	$103,083		$21,114
Total assets	951,273		797,948		952,369	820,099		743,835
Total assets from continuing operations	951,273		797,948		634,741	571,309		543,391
Long-term debt	216,000		334,000		320,000	300,130		313,107
Total shareholders’ equity	461,041		287,504		393,956	305,368		176,851

(1)	See Note 4 to the Consolidated Financial Statements.
(2)	In 2000, we settled a patent lawsuit and recorded a charge of $1,500 for past royalties and we also reversed $1,180 of a restructuring charge that we recorded in 1998 as we received higher than expected proceeds from the sale of facilities. In 1999, we reversed $3,979 related to the 1998 restructuring charge.
(3)	See Note 16 to the Consolidated Financial Statements.
(4)	During 2000, we sold our holdings in Oxford GlycoSciences Plc., resulting in a gain on sale of securities of $7,500.
(5)	See Note 12 to the Consolidated Financial Statements.

Note:  Certain reclassifications have been made to previously reported financial data to conform to the 2003 presentation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with our Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-K report. Unless otherwise indicated, all items refer to continuing operations only.

Basis of Presentation

Throughout this Item, reference will be made to “local currencies”. Local currency results represent the foreign currency balances translated, in all periods presented, at Millipore’s predetermined budgeted exchange rates for 2003, thus excluding the impact of fluctuations in the actual foreign currency rates. In addition to analyzing financial results at actual rates of exchange, management uses this presentation because we believe that the local currency results provide a clearer presentation of underlying business trends separate from the impact of foreign currency. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates.

Executive Summary

Millipore’s objective is to be the partner of choice for critical tools, technologies and services used in the discovery, development and manufacture of therapeutic compounds. We will achieve this by leveraging our understanding of current and expected customer needs, our technology and manufacturing expertise and our direct global access to the markets. We believe this strategy will enable us to accelerate revenue growth over the long term, improve operating profitability and generate strong cash flows from operations.

Revenue Growth

During 2003 revenue growth was 13.5% comprised of 5.5% growth in local currencies and an 8.0% foreign currency impact. This compares to revenue growth in 2002 of 7.2% (5.7% growth in local currencies and a 1.5% foreign currency impact). Revenue from acquisitions in all periods was immaterial and did not effect any of our growth rates. As described in Item 1, we sell our products into the biotechnology, life science research and other bioscience markets. Additional information related to sales into each one of these markets begins on page 18 of this report.

Biotechnology Market

Our revenue growth in the biotechnology market (representing approximately 35% of revenue in 2003) was 6.2% in 2003 compared to 12.8% in 2002, all in local currencies. Sales of consumable products in this market grew 8.9% and 11.4% respectively in 2003 and 2002. However, sales of hardware declined by 4.5% in 2003 compared to a growth of 10.7% in 2002. Hardware sales in this market are impacted by customers’ decisions to add to or modify their production capacity. These orders can be very large and may result in significant variability in our period-to-period sales growth.

We believe that consumable growth patterns are more indicative of the longer term prospects for this business. Our revenue from the sale of consumables to a customer is dependent on a number of manufacturing variables related to the customer’s process and the unique characteristics of the molecule being produced. These include expression levels, the cell culture system, the purity of the cell harvest, dosage form, batch size, optimization of the process, design/age of the plant and commercial success of the drug. We have particularly strong and broad product offerings for use in the production of monoclonal antibodies, a specific class of biotherapeutics. However, this is a relatively new market, with only 22 monoclonal antibodies approved for commercial use. Our products are used in at least one of the manufacturing process steps in the majority of these approved drugs. In the short term our revenue growth in the biotechnology market is impacted by the purchasing patterns of our customers who are directly influenced by the timing and approval of their drugs. The sales cycle in this market is more of a long term process which follows the various stages of the drug approval process and may span five to seven years. We provide a number of technologies that can be used in very small scale production of a drug and reliably scale up to full size manufacturing volumes with predictable efficacy. As a result, our revenue related to a specific drug will increase over the various stages of the drug approval process; in particular as the drug moves into clinical trials and ultimately into commercial production. We are continuously investing in new products and technologies to expand our offerings in this market.

We believe that our long term customer relationships, our specific and differentiating technologies for this market and the number of biotechnology drugs in the drug pipeline will result in long term sustainable growth.

Life Science Research Market

The life science research market represented approximately 14% of our revenues in 2003 and grew 5% in local currencies in both 2003 and 2002. Our revenue growth in this market is significantly influenced by the general economic climate and funding environment at life science research centers and contract laboratories. The level of research and development spending by pharmaceutical organizations as well as funding of various private or government research institutions also impact our growth in the life science research market. Our primary market focus is drug development and protein research. We believe there will be increasing demand by customers, primarily in pharmaceutical companies, for solutions that will accelerate the identification of drug candidates. Longer term, increased levels of protein related research will add to our growth in this market. In the drug development and protein research areas, we provide targeted products and technologies that increase the researcher’s productivity, decrease cycle time and improve the quality of leads.

Other Bioscience Market

The other bioscience market represented approximately 52% of our revenues in 2003 and grew 5% in local currencies in 2003 and 2% in 2002. This market is influenced by many of the same economic factors as the life science research market. We believe the major driver of the increased revenue growth in 2003 was the moderately improving economic climate in the U.S. and stabilization of economies in Europe and Asia. In addition, product sales to non-biotechnology pharmaceutical manufacturers for use in drug production are included in this market. Our revenue from these customers depends more on the volume of drug production than the economic climate. We have been supplying products to this market for many decades and are well positioned with our global distribution channels and recognized brand names to grow at rates equal to or greater than the underlying market growth. We continue to enhance our product offerings into this market aimed at providing new functionality to meet our customers’ needs.

Product Type and Geography

In addition to markets, we evaluate our sales by product type and by geography. Approximately 80% of our revenue is from the sale of consumable products. We believe that a high mix of consumables results in a steady revenue stream as compared to hardware sales that are subject to our customers’ capital spending cycles. These cycles may vary significantly from one period to the next. Geographically our sales in 2003 were distributed 42% in the Americas (primarily the United States), 40% in Europe and 18% in Asia/Pacific. Approximately 80% of our 2003 sales were made through our global direct sales force. Our sales force is augmented with regionally focused distributors and our on-line web store. Our worldwide direct customer access allows us to rapidly introduce new products, apply our unique technology solutions to match customer needs and provide valuable feedback for our research and development team. Our mix of revenue by type and geography has been relatively consistent for each of the last three years.

Profitability

Operating income as a percent of sales was 15.8% in 2003 compared with 17.5% in 2002 and 15.4% in 2001. The primary reasons for the decline in profitability in 2003 was the impact of increased manufacturing costs and the $8.3 million charge in the fourth quarter for employee severance and asset write-offs. Manufacturing costs increased in 2003 as a result of increased spending associated with additional manufacturing capacity and new product and manufacturing process start-up costs. We will continue to invest in manufacturing upgrades in anticipation of future market demands and, therefore, would expect gross profit improvements in the short term to be modest.

Our business operations are supported by shared service organizations that operate in regional centers. These support functions include finance, information technologies, customer service, distribution, human resources and technical services. The cost of these support functions will grow at a slower rate than the rate of sales growth. We will continue to invest in sales, service, and application specialists in the field to drive sales growth. We expect to continue focusing our R&D programs on life science research and biotechnology applications.

As a result of the combination of modestly improving gross profit margins and leveraging our shared service infrastructure, while continuing to invest in sales, service and R&D efforts, we expect operating income as a percent of sales to improve slightly in the near-term.

Cash Flow

Cash flow from operations was $132.1 million in 2003 compared with $107.6 million in 2002 and $61.9 million in 2001. The improvement in cash flow from operations in 2003 is primarily from higher net income, a slower rate of inventory build and an increase in current liabilities. We expect to continue using cash flows from operations to invest in capital expenditures and reduce our debt. Future capital expenditures will allow us to continue to provide both the quality and quantity of manufactured product required to meet future customer needs. Given our historical uses of cash and our anticipated cash needs for the next three to five years, we believe that the cash requirements of the business can be met with our cash on hand, cash generated from operating results and our ready access to capital markets for competitively priced instruments.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our most critical accounting policies had a significant impact on the preparation of these financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following accounting policies and estimates require us to make the most difficult and subjective judgments in the preparation of our consolidated financial statements and accordingly are the most critical.

Revenue Recognition.    Revenue from the sale of products is recognized when evidence of an arrangement is in place, related prices are fixed or determinable, delivery has occurred (contractual obligations have been satisfied and title and risk of loss have been transferred to the customer) and collection of the resulting receivable is reasonably assured. When significant obligations remain after products are delivered, such as site assessment acceptance, revenue and related costs are deferred until such obligations are fulfilled.

Revenue from service arrangements is recognized when the services are provided. For laboratory water systems, installation and maintenance service revenues are recognized when the site service visit is completed. For validation services provided to Biopharmaceutical customers, revenue is recognized when the contracted study is complete and accepted by the customer.

Revenue for certain fixed price contracts associated with our process equipment business are recognized under the percentage of completion method (“POC”). Historically, less than 3% of our revenues have been derived from POC sales. Revenue is recognized based on the ratio of hours expended compared with the total estimated hours to complete the construction of the process equipment. The cumulative impact of any revisions in estimates of the percent complete is reflected in the period in which the changes become known. In the event assumptions used in calculating POC during the construction of the process equipment are later revised, total revenue and expenses estimated for contracts upon completion could differ from the latter estimate. Actual results related to POC estimates have been materially the same as the assumptions used at the beginning of each contract. In addition, should a POC contract be cancelled while in progress, we would generally be able to offset the lost revenue and incurred expense with progress payments previously received during the design and construction period. Typically such progress payments can range between 20% and 60% of the total contract sales value. Historically, we have experienced few cancellations. During the last three years, there have been no cancellations related to POC.

Allowance for Doubtful Accounts.    We regularly evaluate our ability to collect outstanding receivables. Allowances for doubtful accounts are provided when collection becomes unlikely. In performing this evaluation, significant estimates are involved, including an analysis of risks on a customer-by-customer basis. Based upon this information, we reserve an amount believed to be uncollectible. At December 31, 2003, the allowance for doubtful accounts represented approximately 2% of gross receivables. During the past three years, we have provided between $1.0-2.0 million per year for allowances for doubtful accounts, which approximates bad debt write-offs during those years. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. In addition, revenues attributable to a particular customer would not be recognized in the quarter that collection from that customer was deemed unlikely.

Inventory Valuation Analysis.    Our product life cycle is generally a minimum of 5 years and may be in excess of 20 years. Therefore, given the stable demand for our products, we generally rely upon recent historic usage and future demand in estimating the realizable value of our inventory. Finished goods and components that are determined to be obsolete are written-off when such determination is made. In certain cases, for newly introduced products and overstocked products, future demand is considered in establishing inventory write-downs. Raw material and work-in-process inventories are also reviewed for obsolescence and alternative or future use based on reviewing manufacturing plans, future demand and market conditions. In situations where it is determined that work-in-process inventories cannot be converted into finished goods, the inventories are written down to net realizable value. Inventory at December 31, 2003 reflects cumulative net realizable value write-downs of $20.2 million. Should it be determined that write-downs are insufficient, then we would be required to record additional inventory write-downs, which would have a negative impact on gross margin. Once written down, inventory valuation provisions are not subsequently reversed.

Valuation of Long-lived Assets.    Long-lived assets are comprised of property, plant and equipment, intangible assets and goodwill. We periodically review our long-lived assets to determine if impairment has taken place. The review of goodwill is performed annually at a minimum. In addition, all long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and accordingly, the net book value of the asset may be reduced. Significant judgments are required to estimate the future cash flows, appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each asset group.

During 2002 and 2003, we invested a cumulative total of $7.9 million of a planned $30.0 million project to expand manufacturing capacity adjacent to our existing manufacturing facility in Ireland. We have delayed completion of this facility as existing manufacturing capacity related to a core consumable product line supplemented with our stockpiling program can meet the expected demand of this product line through 2006. This facility is currently a multipurpose building shell that is expected to increase manufacturing capacity for this product line. If necessary, this facility could be used for the manufacturing of alternative products.

We conducted an impairment review, during 2003, of our goodwill based on a discounted cash flow approach that used our estimates of revenues and costs from our BioPharmaceutical operating segment, as well as appropriate discount rates. The estimates that we used are consistent with our future estimated operating results. Based on our impairment tests, the goodwill associated with our 2002 acquisition of the assets of CPG, Inc. (“CPG”) was not impaired during the year ended December 31, 2003. If the fair value of our BioPharmaceutical operating segment were substantially reduced, then we may incur charges for impairment of this goodwill.

Income Tax Provision.    We recognize income taxes when transactions are recorded in our statement of operations, with deferred taxes provided for items that are recognized in different periods for financial statement and tax purposes. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In addition, we estimate our exposures relating to uncertain tax positions and establish reserves for such exposures when they become probable and reasonably estimable.

Our valuation allowance is provided primarily to reserve against the expiration of general business credit carryforwards which can be utilized against future taxable income in the United States. At December 31, 2003, we had general business credit carryforwards of approximately $10.2 million that expire in the years 2004 through 2023 and foreign tax credit carryforwards of approximately $44.2 million that expire in the years 2004 through 2007. Of the $10.2 million of general business credit carryforwards, approximately $5.8 million is reserved as a valuation allowance. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, the valuation allowance may need to be increased if we are unable to generate sufficient taxable income within the statutory time period that governs general business credit utilization. Any increase in the valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made. In 2003, foreign tax and general business credits totaling $3.1 million expired unused and were written off against the valuation allowance. Also, during 2003 we implemented tax planning strategies which will allow for the utilization of foreign tax credits which were previously reserved. As a result, $22.0 million of the valuation allowance related to foreign tax credits was released.

We have tax reserves which are attributable to potential tax obligations around the world. Over the last year, we have experienced increased tax audit activity. We believe the reserves are necessary to adequately reflect tax obligations which may arise out of those and future audits.

We provide for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered indefinitely invested outside the U.S. At December 31, 2003, the cumulative earnings upon which U.S. income taxes have not been provided are approximately $303.4 million. If these earnings were repatriated to the U.S., they would generate an additional tax provision to reflect the U.S. tax rate impact. Foreign tax credits would also be generated that would partially reduce the U.S. tax liability associated with any repatriation of earnings. We estimate an additional $84.3 million tax provision would be required to reflect the U.S. tax on such repatriation.

Employee Retirement Plans.    We sponsor a retirement plan and post-retirement medical plan covering substantially all U.S. employees who meet eligibility requirements. For both plans, we determine several assumptions that are used in calculating the expense and liability of the plans. For the retirement plan, these key assumptions include the discount rate, expected return on plan assets and rate of future compensation increases. In addition, our actuarial consultants determine the expense and liability of the plans using other assumptions for future experience, such as for withdrawal and mortality. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the amount of pension expense recorded by us in future years. During 2003, we used a discount rate of 6.5%, an expected return on plan assets of 8.0% and rate of future compensation increases of 4.0% related to our U.S. retirement plan. The most sensitive assumptions used in calculating the expense and liability of our U.S. retirement plan are discount and expected return on plan assets.

The following table shows the impact on expense of a 50 basis point change versus the assumptions used. Positive dollar amounts would result in improved operating income, while a negative dollar amount would reduce operating income.

U.S. Retirement Plan Sensitivity Analysis—2003

(dollars in thousands)			Expected Return on Plan Assets
Discount Rate	+0.50 6.50 -0.50	% % %	$ $ $	-0.50 (87.3 (44.5 (9.8	% ) ) )	$ $ $	8.00 (42.9 0.0 34.7	% )	$ $ $	+0.50 1.6 44.5 79.2%

For the post-retirement medical plan, our key assumptions include the discount rate and the future medical cost escalation rate. In addition, our actuarial consultants also employ other assumptions for future experience, such as withdrawal and mortality. The actuarial assumptions used by us may differ materially from future actual results due to changing conditions in the growth of medical expenses or longer or shorter life spans of the participants. These differences may have a significant effect on the amount of medical cost expense recorded by us. During 2003, we used a discount rate of 6.5% and an expected medical cost escalation rate that declines gradually from 10% in 2003 and 2004 to 5% in 2011. The following table shows the impact on expense of a 50 basis point change versus the assumptions used. Positive dollar amounts would result in improved operating income, while a negative dollar amount would reduce operating income.

Post Retirement Medical Sensitivity Analysis—2003

(dollars in thousands)			Medical Cost Growth Rate
Discount Rate	+0.50 6.50 -0.50	% % %	$ $ $	-0.50 56.0 34.4 2.3%	$ $ $	10.00 23.2 0.0 (34.4	% )	$ $ $	+0.50 (15.6 (41.0 (91.2	% ) ) )

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. We expect that this legislation will eventually reduce our costs for providing retiree medical benefits. At this point, our investigation into our response to the legislation is preliminary. Sufficient guidance is not yet available from the various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured. Based on this preliminary analysis, it appears that our retiree medical plan will need to be changed in order to qualify for beneficial treatment under the Act. Because of various uncertainties related to our response to this legislation and the appropriate accounting methodology for this event, we have elected to defer financial recognition of this legislation until the Financial Accounting Standards Board (“FASB”) issues final accounting guidance. When issued, that final guidance could require us to change previously reported information. This deferral election is permitted under FSP FAS 106-1.

Intent to Refinance Short-term Debt as Long-term Debt.    Our credit agreement allows for revolving loan borrowings of up to $250.0 million. Borrowings against our credit agreement of $116.0 million were outstanding at December 31, 2003, and have been classified as long-term, because of our ability and intent to continuously refinance such borrowings. If our intent to refinance changes, a significant amount of debt could be characterized as short-term debt in future financial statements.

Results of Operations

Net Sales

The following discussion of net sales summarizes sales growth by the markets in which our products were used, by the geographies in which our products were sold, and by product types.

Net Sales by Market

We sell our products into the biotechnology, life science research and other bioscience markets. Sales growth (as compared with the prior year) in local currency, by market, is summarized in the table below.

	Local currencies (in thousands)			Percent sales growth
	2003	2002	2001	2003	2002
Biotechnology	$262,089	$246,756	$218,818	6%	13%
Life Science Research	107,797	102,308	97,873	5%	5%
Other Bioscience	395,446	376,301	369,817	5%	2%

Total local currency net sales	765,332	725,365	686,508	6%	6%
Foreign exchange	34,290	(21,114)	(29,610)

Total U.S. dollar net sales	$799,622	$704,251	$656,898	14%	7%

	% of sales in local currency
	2003	2002	2001
Biotechnology	34%	34%	32%
Life Science Research	14%	14%	14%
Other Bioscience	52%	52%	54%

Total	100%	100%	100%

Biotechnology Market

The 2003 local currency sales growth of 6% in the biotechnology market is comprised of a 9% increase in consumable sales and a 5% decline in sales of hardware.

We sell consumable filter and chromatography media products in this market. In addition, we sell hardware systems used in the production of biotherapeutics. These filtration or chromatography hardware systems can range in price from twenty thousand dollars for standardized units to multi-million dollar custom designed systems. Although consumables have always been the majority of our sales in the biotechnology market, the percent of sales represented by hardware can change period-to-period depending upon the number of systems that were sold or are in process. The hardware buying pattern of our customers may vary from year-to-year. In 2003, there were lower capital purchases made by our customers, thus negatively impacting sales. In addition, in the second half of 2003, we adopted a more selective set of sales criteria which focused on those hardware orders with higher profitability or orders where the customer indicated an intent to purchase our consumables and services.

Biotechnology sales growth was approximately the same in North America and Europe at 7% while sales in the Asia/Pacific region declined by 2%. The biotechnology market is in the embryonic stage within the Asia/Pacific region, thus sales growth may change as a result of the timing of a few transactions.

The 2002 growth of 13% in the biotechnology market reflected the combination of double digit sales growth in both consumables and hardware sales. Sales growth by geography was 6% in the Americas, 26% in Europe and 5% in Asia/Pacific (although the market is quite small in this geography). European sales growth in 2002 was reflective of an expanding biotechnology business with both U.S. multinational customers and European customers making investments in biotechnology drug production in Europe.

Life Science Research Market

The 2003 local currency sales growth of 5% in the life science research market was due to strong sales of consumable products used in life science filtration, drug discovery research and laboratory water systems, with second half 2003 sales growth stronger than the first half of the year. The difficult economic and funding environment at life science research centers and contract laboratories did not improve until the latter half of 2003.

The 2002 sales growth of 5% in the life science research market was the net result of strong revenue growth for drug discovery, based on a relatively small level of revenue, being partially offset by a decline in sales of products used in genomics applications.

Other Bioscience Market

The 2003 local currency sales growth of 5% in 2003 in the other bioscience market was due to increased sales of consumable products, laboratory water purification systems and services across all geographies. Growth in the Americas was strong at 8% due to increased sales to non-biotechnology pharmaceutical customers, improved laboratory research funding and increased spending on U.S. homeland defense initiatives. However, Europe’s growth was 2% in 2003, reflecting the continued difficult economic climate.

The 2002 sales growth of 2% in the other bioscience market was a result of positive growth in European and U.S. markets despite a significant reduction in the build out of new laboratories which adversely impacted the sales growth rate of laboratory water purification systems. The growth in the European and U.S. markets was partially offset by continued deflationary conditions, government funding delays and pricing pressures in Japan and declines in Latin America due to the uncertain political environment.

Net Sales by Geography

Sales growth (as compared with the prior year) by geography, measured in U.S. dollars and local currencies, is summarized in the table below.

	U.S. dollars (in thousands)			Percentage sales growth (decline)
	2003	2002	2001	2003	2002
Americas	$336,128	$314,112	$301,614	7%	4%
Europe	318,350	260,364	222,371	22%	17%
Asia/Pacific	145,144	129,775	132,913	12%	(2)%

Total U.S. dollar net sales	$799,622	$704,251	$656,898	14%	7%

	Local currencies (in thousands)			Percentage sales growth (decline)
	2003	2002	2001	2003	2002
Americas	$336,195	$314,901	$301,911	7%	4%
Europe	285,455	272,981	245,887	5%	11%
Asia/Pacific	143,682	137,483	138,710	5%	(1)%

Total local currency net sales	765,332	725,365	686,508	6%	6%
Foreign exchange	34,290	(21,114)	(29,610)

Total U.S. dollar net sales	$799,622	$704,251	$656,898	14%	7%

	% of total sales in U.S. dollars			% of total sales in local currencies
	2003	2002	2001	2003	2002	2001
Americas	42%	45%	46%	44%	43%	44%
Europe	40%	37%	34%	37%	38%	36%
Asia/Pacific	18%	18%	20%	19%	19%	20%

Total	100%	100%	100%	100%	100%	100%

During 2003, sales growth, measured in local currency, was relatively consistent across our geographies, ranging between 5 and 7% growth. This is in contrast to 2002 when Europe’s sales growth in local currency was strong at 11% due primarily to strong sales to biotechnology manufacturers while Asia/Pacific sales declined 1% due to general poor economic conditions in Japan.

During 2003, the U.S. dollar continued to weaken against a number of foreign currencies. In general, a weaker U.S. dollar will positively impact sales growth. The impact of translating foreign currency sales, primarily the European currencies to the U.S. dollar, improved the reported sales growth rate by approximately 800 basis points in 2003 and 150 basis points in 2002. Since we have a higher percentage of sales in Europe than Asia, weakening of the dollar against the European currencies will have a larger impact on our sales. In 2003, the U.S. dollar weakened against the Euro on average by approximately 17% and against the Yen by approximately 7%.

Net Sales by Product Type

Sales growth (as compared with the prior year) by product type, measured in U.S. dollars and local currencies, is summarized in the table below.

	Local currencies (in thousands)			Percent sales growth (decline)
	2003	2002	2001	2003	2002
Consumables	$596,424	$558,933	$531,321	7%	5%
Hardware	140,490	143,069	135,460	(2)%	6%
Services	28,418	23,363	19,727	22%	18%

Total local currency net sales	765,332	725,365	686,508	6%	6%
Foreign exchange	34,290	(21,114)	(29,610)

Total U.S. dollar net sales	$799,622	$704,251	$656,898	14%	7%

	% of Sales in local currency
	2003	2002	2001
Consumables	78%	77%	77%
Hardware	18%	20%	20%
Services	4%	3%	3%

Total	100%	100%	100%

Our mix of revenue by product type has stayed consistent over the three years. The decline in hardware sales in 2003 was due to the decline in sales of hardware in the biotechnology market, partially offset by strong laboratory water purification system sales.

The strong growth in the sales of services in both years was achieved across all markets. These increases are due to service revenues associated with the installed base of water filtration systems as well as increased validation support services to our biotechnology and non-biotechnology pharmaceutical customers.

Gross Profit Margins

Gross profit margin percentages were 53.8% in 2003, 56.2% in 2002 and 55.7% in 2001. In 2003, gross profit margins benefited from the 7% growth in sales of higher margin consumables versus the 2% decline in sales of lower margin hardware sales, as compared with 2002. Offsetting this benefit to gross profit margins were manufacturing start-up costs related to new product introductions, process validation costs, low initial yields associated with new products and new manufacturing technology as well as increased depreciation and overhead expenses related to expansion and improvement of production facilities and net realizable value write-downs of obsolete inventory. In addition, during the fourth quarter of 2003, we recorded a charge of $2.5 million related to manufacturing personnel severance and fixed asset write-offs.

The gross profit margin percentage for 2002 as compared with 2001 was positively impacted by favorable exchange rates, a favorable mix of sales in higher margin consumables and increased sales in higher margin geographies, partially offset by lower initial margins and start-up costs associated with the introduction of new products and increased inventory reserves for obsoleted products.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $27.8 million or 12.7% in 2003 and $18.3 million or 9.1% in 2002, as compared with the prior year. The increase in 2003 was primarily due to $4 million of employee severance costs related to a reduction in work force, $15 million of increased foreign exchange translation due to the U.S. dollar weakening versus the Euro and the Yen, $7 million for increased facility costs and $5 million for salary related cost-of-living increases. These increased costs were partially offset by $4 million of reduced travel during 2003.

The $18.3 million or 9.1% increase in 2002 was primarily due to $3 million of increased foreign exchange translation due to the U.S. dollar weakening to the Euro and the Yen, $19 million increased salary and wages and $5 million for increased facilities resulting from our former subsidiary Mykrolis Corporation (“Mykrolis”) no longer occupying previously shared facilities, as well $7 million increase in other SG&A expenses. Partially offsetting these increases were a $10 million decrease for reduction in bonus plans, $2 million for reduced travel and $4 million of savings from the 2001 restructuring plan. As a percentage of sales, SG&A expenses remained at approximately 31%. Notwithstanding restructuring and cost reductions in other areas, we continued to invest in sales, service and marketing resources focused on maintaining or improving customer services, supporting the launch of new products and developing future sales initiatives aimed at improving our competitive position.

Research and Development Expenses

Research and development (“R&D”) expenses increased $6.0 million or 11.5% in 2003 and $6.5 million or 14.3% in 2002, as compared with the prior year. As a percentage of sales, R&D expenses were 7.3% in 2003, 7.4% in 2002 and 7.0% in 2001. The 2003 R&D expense includes $1 million of employee severance costs. Excluding this cost, R&D increased 9% over the prior year. The increase in R&D spending is driven by an increase in programs focused on the needs of our customers for new and enhanced products for purification and separation of biological fluid streams and tools which will improve the quality of leads in the laboratory drug discovery process.

The increase in R&D during 2002 compared with 2001 was largely due to our increased spending on new product development opportunities including membrane- and chromatography-based biotechnology and life science research applications as well as disposable manufacturing initiatives. Partially offsetting these investments have been incremental savings of $1 million in 2002 as a result of the 2001 restructuring plan.

Restructuring and Other

During 2001, we initiated a restructuring program. Key initiatives of the program included:

•	Globally streamlining of certain corporate shared services and divisional overhead functions to serve smaller organizations. This action was completed in 2001.

•	Centralizing into two locations European shared services including order processing, cash collections and cash applications processes. This action was completed during the fourth quarter of 2002.

•	Closing the manufacturing operation in China in order to reduce manufacturing infrastructures. This action was completed in 2001.

•	Outsourcing certain manufacturing processes in Puerto Rico to third party vendors in order to create a more flexible cost structure. This action was completed in 2001.

These initiatives included a $16.5 million restructuring charge and $1.5 million of fixed asset write-offs for assets that were no longer in use. The restructuring charge included $15.4 million of employee severance costs and $1.1 million of lease cancellation costs. Approximately 215 positions were eliminated and the affected employees were notified by March 31, 2001. For employees who temporarily continued in their existing positions, related salary costs were charged to operations as incurred. In total, approximately 190 employees left the Company and $15.1 million of severance benefits were paid.

We expected the 2001 restructuring program to yield annualized savings of approximately $10.0 million. The savings, which began in the second quarter of 2001, were not fully realized until 2002. The savings related to reduced wages, facility related costs and depreciation. The restructuring program was completed and final cash disbursements were paid in the second quarter of 2003.

In 2001, the restructuring program was executed in accordance with its plan and we realized $5.7 million of savings of which $1.0 million related to cost of sales, $3.5 million related to SG&A and $1.2 million related to R&D. In 2002, we realized $10.4 million of savings related to the restructuring program of which $1.3 million related to cost of sales, $7.1 million related to SG&A and $2.0 million related to R&D. The savings realized under this restructuring program were materially consistent with our estimated expected savings.

Upon completion of this restructuring program, we reversed $0.6 million of the original estimated reserve, which included $0.3 million for previously estimated lease and severance payments, as these amounts were no longer required and recorded $0.3 million of assets that had been originally written-off.

During 2002, we settled a lawsuit that resulted in us paying $1.1 million in damages and license fees.

In addition to completing the 2001 restructuring program during 2003, we received proceeds of $1.0 million and realized a gain of $0.8 million in connection with a sale of real estate.

Other

Loss on Investments

In 2002, we recorded a $2.3 million loss on investments which consisted primarily of the write-down of our investment in PurePulse Technologies, Inc. (“PurePulse”). Earlier in 2002, we had made a $2.2 million equity investment in PurePulse in conjunction with a transaction whereby we acquired rights to sell virus inactivation products utilizing PurePulse’s intense, pulsed light technology. However, PurePulse was unable to secure additional equity investors and, during the third quarter of 2002, announced that it would suspend operations. We renegotiated the agreement with PurePulse in light of PurePulse’s suspension of operations. The new arrangement replaced the original development and product supply agreement with a royalty-bearing license under which we have exclusive rights, within our fields of use, to develop, manufacture and sell virus inactivation products using the PurePulse technology.

Net Interest Expense

Net interest expense decreased $3.2 million in 2003 compared with 2002 and decreased $5.1 million in 2002 as compared with 2001. Net interest expense has continued to decrease as our average borrowings have decreased and the weighted average interest rate on our debt has decreased from 5.9% during 2002 to 5.0% during 2003. In addition, interest income increased during 2003 as our average cash balance was higher in 2003 compared with 2002.

Provision for Income Taxes

Our effective tax rates on net income for 2003, 2002 and 2001 were 10.1%, 22.0% and 18.6%, respectively. These tax rates represent a blended tax rate primarily as a result of profits across different tax jurisdictions and specific items such as restructuring charges. The lower tax rate in 2003 was primarily a result of the reversal of tax valuation allowance, partially offset by increase in tax reserves.

During the fourth quarter of 2003, we capitalized certain historical research and development costs for tax returns on a retroactive basis, thereby utilizing net operating losses. Because of this capitalization and other tax planning strategies relating to the use of foreign tax credits, the $22.0 million valuation allowance related to the foreign tax credits was released. Also in the fourth quarter of 2003, we estimated and recorded additional tax reserves of $10.0 million related to exposures previously mitigated by the reserved foreign tax credits. The net impact of this activity resulted in a $12.0 million tax benefit.

Discontinued Operations

On October 3, 2000, we announced our plans, subject to certain conditions, to separate into two distinct companies by making our Microelectronics business segment an independent, publicly traded company. In accordance with these plans, the Microelectronics business segment was separated into Mykrolis on March 31, 2001.

Following the date that our management and our Board of Directors approved the plan of disposition for Mykrolis, our consolidated financial statements and notes reflect our Microelectronics business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30.

On August 9, 2001, Mykrolis completed an initial public offering (the “Mykrolis IPO”) of 7 million of its common shares at a price of $15.00 per share. Net proceeds from the Mykrolis IPO, after deducting the underwriting discount, commissions and other direct costs, were approximately $94.1 million. Of that amount, Mykrolis paid $19.1 million to us as a repayment of amounts outstanding under the separation agreements between the two companies. No additional Mykrolis shares were purchased pursuant to the underwriters’ overallotment option provided for as part of the Mykrolis IPO. Prior to the Mykrolis IPO, our ownership in Mykrolis’ outstanding common shares was 100%, and at December 31, 2001 our ownership in Mykrolis’ outstanding common shares was approximately 82%. On January 28, 2002, we announced a stock dividend of all of the shares of common stock of Mykrolis owned by us. The dividend distribution occurred on February 27, 2002 to shareholders of record as of the close of business on February 13, 2002. As a result of the planned distribution of Mykrolis common shares to Millipore shareholders, we recorded an increase to additional paid-in capital for the gain on our investment in Mykrolis of $42.0 million at December 31, 2001.

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

Acquisition

On July 31, 2002, we acquired substantially all of the net assets of CPG for $11.7 million in cash. The transaction was accounted for under the provisions of SFAS No. 141 “Business Combinations”. CPG had been a supplier to us for several years, providing a base material for some of our chromatography media products. The acquisition included CPG’s intellectual property and physical assets. The purchase price has been allocated to identifiable net tangible assets of approximately $1.4 million, and intangible assets of $0.9 million, based on estimated fair market values of those assets, with the remaining $9.4 million allocated to goodwill. The results of operations of CPG, prior to the date of our acquisition, would have had an immaterial impact on our results.

Market Risk

We are exposed to market risks, which include changes in foreign currency exchange rates and credit risk. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in currencies other than the U.S. dollar. The potential change in foreign currency exchange rates offers a substantial risk to us, as approximately 55% of our business is conducted outside of the United States, generally in foreign currencies. Our risk management strategy currently uses forward contracts and in prior years also used swaps to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures with gains and losses resulting from the forward contracts that hedge these exposures. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically span less than three months. We held forward foreign exchange contracts U.S. equivalent notional amounts totaling $99.2 million at December 31, 2003. The fair value of these contracts was ($0.6) million at December 31, 2003. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Although we attempt to manage our foreign currency exchange risk through the above activities, when the U.S. dollar weakens against other currencies in which we transact our business, generally sales and net income will be positively but not proportionately impacted.

Credit Risk

We are exposed to concentrations of credit risk in cash and cash equivalents and trade receivables. Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. The amount placed with any one institution is limited by policy. Trade receivables credit risk exposure is limited due to the large number of established customers and their dispersion across different geographies.

Capital Resources and Liquidity

Cash flow provided from operations was $132.1 million in 2003, $107.6 million in 2002 and $61.9 million in 2001. The increase in cash flow from operations in 2003 compared with 2002 was primarily the result of higher net income (including a non-cash tax benefit of $12.0 million), continued strong accounts receivable collection performance and higher accrued expenses. Partially offsetting these increases in cash flow from operations were increased purchases and production of inventory.

Accounts receivable declined approximately $3.5 million in 2003 compared with 2002 due to improved cash collections. The decrease in accounts receivable resulted in days sales outstanding (“DSO”) improving from 77 days at December 31, 2002 to 71 days at December 31, 2003, as measured in local currency. The improvement occurred primarily in the United States and Europe where DSOs are at their lowest levels in three years. We believe that our DSO will continue at about the current level.

Inventory increased approximately $11.1 million from December 31, 2002 to December 31, 2003. This increase was primarily a result of planned stockpiling initiatives for key raw materials. We are stockpiling certain key raw materials that are required in anticipation of 2004 and 2005 sales. In addition, we are increasing our inventory related to a core consumable product to a level that is in excess of current requirements in order to delay the expenditure required to complete the expansion of manufacturing capacity. The higher inventory balance resulted in a use of cash from operations.

Accrued liabilities increased $6.1 million from December 31, 2002 to December 31, 2003. Approximately $6.3 million of the total $7.3 million of severance remained in accrued liabilities at December 31, 2003 as we reduced our global workforce by 78 employees during the fourth quarter of 2003. These accrued severance payments will be paid during 2004.

The increase in cash flow from operations in 2002 compared with 2001 was primarily the result of higher net income, strong accounts receivable collection performance and reduced foreign income taxes disbursements. These increases were partially offset by increased purchases and production of inventory. Accounts receivable declined approximately $9.0 million in 2002 compared with 2001 due to improved cash collections. The decrease in accounts receivable resulted in days sales outstanding improving from 85 days at December 31, 2001 to 77 days at December 31, 2002, as measured in local currency. Improvement was achieved in all geographies, particularly in the Americas and Asia/Pacific. Inventory increased approximately $19.9 million from December 31, 2001 to December 31, 2002 primarily as a result of planned stockpiling initiatives for raw materials and the purchase of long lead time production items that were required in anticipation of 2003 sales. The higher inventory balance resulted in a use of cash from operations.

The cash flow that we generated from operations during 2003 was used for the purchase of property, plant and equipment and repayment of debt. During 2003, we purchased $71.9 million of property, plant and equipment. We expect to purchase in the range of $65 to 70 million during 2004. The 2003 additions and the 2004 planned additions are driven principally by our continued need to upgrade and add manufacturing capacity and, in 2004, expand our campus in France. There were various capital programs in progress at December 31, 2003 which we anticipate substantially completing during 2004. During 2002, we invested $7.5 million of a planned $30 million project to expand manufacturing capacity adjacent to its existing manufacturing facility in Ireland. In 2003, we invested an additional $0.4 million in this building for a cumulative total of $7.9 million. Since our existing manufacturing capacity can meet the expected demand of this core consumable product through 2006, we have delayed completion of this facility. This facility remains a multipurpose building shell. When completed, the facility is expected to increase manufacturing capacity for our core consumable product. However, if necessary, this facility could be used for alternative manufacturing purposes.

During 2002, the operating cash flow we generated was used for investing activities that included the purchase of property, plant and equipment, the acquisition of CPG and investment in intangible and other assets. We purchased $79.3 million of property, plant and equipment during 2002. The 2002 additions principally involved increasing manufacturing capacity and research and development facilities. The various capital programs in progress at December 31, 2002 were substantially completed during 2003 with the exception of the Irish consumable manufacturing facility mentioned above. In 2002, we also paid $11.7 million for the acquisition of the assets of CPG.

Cash flows from financing activities, during 2003, were principally a result of receiving $13.7 million from employees exercising stock options. We also repaid $44.5 million of borrowings under our revolving line of credit. In 2002, we received $15.7 million from stock options that were exercised by our employees. In addition, we increased borrowings under our revolving credit facility by $113.5 million partially to assist with the repayment of a $100.0 million note and $5.3 million payment of a dividend declared in 2001 and paid in 2002. Beginning in 2002, we decided to discontinue cash dividend payments, instead focusing on investing in R&D and building productive capacity.

During 2002, we funded Mykrolis $3.5 million to support its operations, prior to our distribution of Mykrolis stock to our shareholders. The Mykrolis IPO in August 2001 resulted in net proceeds of $94.1 million. These proceeds less $75.0 million retained by Mykrolis pursuant to the separation agreements between Millipore and Mykrolis, and an additional $6.8 million of cash generated from Mykrolis’ operations through the date of the Mykrolis IPO resulted in net cash provided from discontinued operations of approximately $25.9 million in 2001.

In October 2001, we entered into a five year unsecured revolving credit agreement that allows for revolving loan borrowings of up to $250.0 million. The terms for interest rates on individual borrowings are established for periods not to exceed twelve months. Because of our ability and intent to continuously refinance such borrowings under our revolving credit agreement, short-term borrowings expected to be refinanced, including $116.0 million of amounts outstanding at December 31, 2003, have been classified as long-term. Interest is payable on outstanding borrowings at a floating rate defined in the agreement as Eurocurrency rate plus a margin. The credit agreement also calls for a facility fee at a rate ranging from 0.25 to 0.625 percent of the available facility. The exact amount of the margin and the facility fee is dependent on our debt rating. During the fourth quarter of 2003, a leading debt rating agency upgraded our rating. In the first quarter of 2004, another leading agency reaffirmed the rating with a positive outlook. The credit agreement calls for us to maintain certain financial covenants in the areas of leverage ratios and interest coverage. We are compliant with all required covenants. On April 1, 2002, we used available borrowing capacity under the credit agreement to satisfy the $100.0 million 7.2% unsecured note due at that time. During the first quarter of 2004, we repaid the $75.0 million 7.23% note that became due in March 2004.

We maintain various retirement plans for the benefit of our U.S. employees. At December 31, 2003, our U.S. retirement plan was underfunded relative to its accumulated benefit obligation by $7.3 million. We anticipate funding for this plan will be less than $1.0 million over the next twelve months. Fluctuations in the fair market value of assets related to these plans will affect pension expense in future years.

We believe that our balances of cash and cash equivalents, cash flows expected to be generated by future operating activities, our ready access to capital markets for competitively priced instruments and funds available under our revolving credit agreement will be sufficient to meet our cash requirements over the next twelve to twenty-four months.

The following summarizes our contractual obligations at December 31, 2003 and the maturity periods, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations	$216.0	$—	$116.0	$100.0	$—
Non-cancelable operating leases	61.1	11.9	18.3	9.2	21.7
Purchase obligations	28.6	23.1	5.5	—	—

Total	$305.7	$35.0	$139.8	$109.2	$21.7

Our purchase obligations include commitments related to the future purchase of inventory, capital leases and other obligations.

Related Party Agreements

During 2003, Merck & Co., Inc. purchased an aggregate of $12.9 million of products from Millipore. Dr. Edward M. Scolnick, a Director of Millipore since December 2001 was, until December 2002, Executive Vice President, Science & Technology, Merck & Co., Inc. and President of Merck Research Laboratories. Dr. Scolnick is currently President Emeritus, Merck Research Labs. The relationship between Millipore and Merck & Co., Inc. predates by many years Dr. Scolnick’s election as a Director. During 2003, the Company paid Salomon Smith Barney, Inc. less than $0.1 million in fees in connection with administering the Company’s Employee Stock Purchase Plan. Maureen A. Hendricks, a Director of Millipore since 1995, had served as a Managing Director of Salomon Smith Barney, Inc.

During 2003, Millipore expended approximately $150,000 for hotel accommodations and business functions at one or more hotels located in close proximity to its wholly-owned subsidiary Millipore SAS in Molsheim, France. These hotels are owned by a brother of Dominique F. Baly, a Vice President of Millipore.

The following table summarizes information about stock options granted to the Company’s Named Executive Officers.

	2003	2002	2001
Net grants during the period as % of outstanding shares	2.8%	—	3.3%
Grants to Named Executive Officers* during the period as % of total options granted	25.6%	—	28.4%
Grants to Named Executive Officers* during the period as % of outstanding shares	0.8%	—	1.2%
Cumulative options held by Named Executive Officers* at December 31 of each year as % of total options outstanding	27.6%	26.6%	24.1%

*	“Named Executive Officers” is defined in accordance with federal securities laws and generally refers to the Company’s CEO and its four other most highly compensated executive officers.

Dividends

We discontinued cash dividend payments in 2002. We currently do not intend to make future cash dividend declarations or payments. We paid $5.3 million in 2002 related to dividends declared in 2001. The quarterly dividend was $0.11 per share throughout 2001. We paid dividends of $20.7 million in 2001.

Legal Proceedings

We currently are not a party to any material legal proceeding and we do not know of any material legal proceeding contemplated by any governmental authority.

New Accounting Pronouncements

In January 2004, FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-1 is effective for interim or annual financial statements of fiscal years ending December 7, 2003. We have elected to defer the accounting for this Act until authoritative guidance on the accounting for the federal subsidy is issued.

In December 2003, FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” that expands financial statement disclosures for defined benefit plans. The change replaces existing SFAS 132 disclosure requirements for pensions and other postretirement benefits and revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS 87, “Employers’ Accounting for Pensions,” SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS 132 revised retains the disclosure requirements contained in the original SFAS 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. We have adopted the revised disclosure provisions.

In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements”. SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition”. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have an impact on our consolidated financial statements.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have an impact on our consolidated financial statements.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS No. 149 did not have an impact on our consolidated financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. It explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. As amended, this interpretation applies in the first fiscal year or interim period beginning after December 31, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a significant impact on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 provides guidance on how to account for revenue arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of this EITF are effective for revenue arrangements entered into or modified in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a significant impact on our consolidated financial statements.

Business Outlook and Uncertainties

The following statements are based on current expectations. These statements are forward looking and actual results may differ materially.

Sales:    We expect 2004 sales in local currencies to increase 4 to 6 percentage points over 2003.

We expect our sales to increase within the biotechnology market that we serve by an amount that could exceed our overall growth. Over the long term, our rate of growth in the biotechnology market will accelerate as our customers progress in their development of therapeutic compounds, particularly monoclonal antibodies. Our biotechnology customers purchase our products for use in their validated production processes. Accordingly, it is important to participate in the development of the manufacturing process for these new therapeutic compounds in order to be specified into the ultimate manufacturing process. Adoption of new technologies and products requires a lengthy validation process prior to adoption. Growth in this market is highly dependent on the development and approval of new therapeutic compounds and their commercial success. It is difficult to ascertain the number or timing of such approvals and the extent of the commercial success of the approved compounds.

The number of drugs at various stages in the development pipeline has increased over the past two years. There are approximately 500 antibodies which are of particular interest to us due to our specific technology solutions. More importantly there are approximately 100 antibodies in Phase II and III of the approval process. We may not realize significant revenue growth from drugs in their first year of approval. Significant revenue growth will not occur unless and until the drug has been successfully accepted in the market.

We expect sales growth within the life science research market to approximate the same rate as our overall growth. We believe that the general economic environment is beginning to show improvement and expect that there will be an increase in drug development spending and a gradual increase in spending for protein research. We expect that our new products and protocols used in testing for absorption, solubility and protein binding will successfully penetrate the drug discovery market from target identification through validation. The extent to which these trends will affect us is very difficult to ascertain.

Our other bioscience market is expected to be our slowest growing market in 2004. We expect that sales in this market will continue to be impacted by economic pressures, yet the growth rates will approximate our overall growth.

Approximately 55 percent of our sales are to customers outside of the Americas and are generally denominated in foreign currencies. As previously noted, currencies had a net positive impact to sales in 2003 as compared with 2002. If the strong Euro and Japanese Yen rates as of December 31, 2003 remain in effect throughout all of 2004, there would be a significant impact on reported sales growth—potentially increasing sales growth by 500 basis points.

Our products are made from a wide variety of raw materials that are generally available from alternate sources of supply. For certain critical raw materials, we have qualified only a single source. We periodically purchase quantities of some of these critical raw materials in excess of current requirements, in anticipation of future manufacturing needs. With sufficient lead times, we believe we would be able to validate alternate suppliers for each of these raw materials. Several of these critical raw materials are used in a significant portion of our products and if we were unable to obtain supply of any one of them, the loss of revenues to us would be material.

Gross Margins:    We expect gross margin percentages of approximately 54% in 2004, approximately equal to 2003. Although we expect to benefit from increased production volumes, we are cautious about expecting significant margin expansion in the near future. We intend to continue to invest in buildings, equipment and personnel upgrades in our manufacturing operations to meet both the future volume demands of our customers as well as keep up with the increasingly demanding manufacturing quality standards of the customers we serve.

Operating Expenses:    We expect that operating expenses, as a percentage of sales, in 2004 will approximate the percentage achieved in the previous year primarily as a result of continued investment in strategic R&D projects. We expect R&D expense to average between 7 and 7.5% of net sales. In addition, we will continue to invest in sales, service and marketing resources focused on maintaining or improving customer services, supporting the launch of new products and development of future sales initiatives aimed at improving our competitive positions. We expect SG&A expense to average 30% of net sales.

Net Interest Expense, Capital Resources and Liquidity:    Net interest expense is expected to decrease again in 2004, as we intend to use cash to reduce outstanding borrowings. During the first quarter of 2004, we repaid the $75.0 million 7.23% note that became due in March 2004.

Provision for Income Taxes:    The effective tax rate in 2004 is projected to be approximately 23%, compared with an effective rate of 10.1% for 2003. Excluding the impact of the reversal of tax valuation allowance, establishment of tax reserves and the tax effect related to employee severance, our 2003 effective tax rate would have been approximately 21%. The expected higher tax rate in 2004 is due to an expected higher mix of profits in higher tax jurisdictions.

Capital Spending:    We expect to spend approximately $65 million for fixed asset additions in 2004. Approximately 25% of our 2004 capital expenditures will be focused on expanding our campus in France to increase manufacturing space and further upgrades to our New Hampshire biopharmaceutical manufacturing facility. We also expect that 2004 depreciation expense will be approximately $4.0 million higher than reported in 2003.

Forward-Looking Statements

The matters discussed in this Form 10-K Annual Report, as well as in future oral and written statements by our management, that are forward-looking statements are based on our current expectations. These expectations involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. When used herein or in such statements, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “should” or the negative thereof and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. In addition to the matters discussed herein, potential risks and uncertainties that could affect our future operating results include, without limitation, foreign exchange rates; regulatory delay in the approval of new therapeutics and their ultimate commercial success; further consolidation of drug manufacturers; competitive factors such as new membrane technology; lack of availability of raw materials or component products on a timely basis; inventory risks due to shifts in market demand; change in product mix; conditions in the economy in general and in bioscience markets in particular; potential environmental liabilities; the inability to utilize technology in current or planned products due to overriding rights of third parties; difficulties inherent in research and development activities; and the other risk factors described elsewhere in this Form 10-K Annual Report. Specific reference is also made to the risks and uncertainties described in the Registration Statement on Form S-3 (Registration 333-80781) filed by us in connection with our offering of 660,000 shares of Millipore Common Stock in November 1999 (in particular, to those risks described therein under the heading “Risk Factors”).

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is set forth under the heading “Market Risk” in Management’s Discussion and Analysis contained in Item 7 above which information is hereby incorporated by reference.

Item 8.    Financial Statements and Supplementary Data.

The information called for by this item is set forth in our Consolidated Financial Statements at the end of this report commencing at the pages indicated below:

The foregoing Consolidated Financial Statements are hereby incorporated by reference.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

This item is not applicable.

Item 9A.    Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information called for by this item with respect to our directors, compliance with Section 16(a) of the Securities Exchange Act of 1934 and our Audit Committee Financial Expert is set forth under the captions “MANAGEMENT AND ELECTION OF DIRECTORS—Nominees for Election as Directors”, “OWNERSHIP OF MILLIPORE COMMON STOCK—Section 16(a) Beneficial Ownership Reporting Compliance”, and “Committees, Meetings and Fees of Directors” respectively, in our definitive Proxy Statement for Millipore’s Annual Meeting of Stockholders to be held on April 28, 2004, and to be filed with the Securities and Exchange Commission on or about March 17, 2004 (the “Proxy Statement”), which information is hereby incorporated herein by reference.

Information called for by this item with respect to our executive officers is set forth under “Executive Officers of the Registrant” in Item 1 of this Form 10-K report.

We have adopted a code of ethics that applies to our principal executive officer, our principal financial officer, and our principal accounting officer, as well as to our other employees. This code of ethics consists of our Corporate Compliance Policy, our Employee Code of Conduct and our Rules of Conduct. We have made this code of ethics available on our website, as described under “Other Information” in Item 1 of this Form 10-K report.

Item 11.    Executive Compensation.

The information called for by this item is set forth under the caption “Executive Compensation” in the Proxy Statement, which information is hereby incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Item 14.    Principal Accountant Fees and Services.

The information called for by this item is set forth under the caption “Report of the Audit and Finance Committee” in the Proxy Statement, which information is hereby incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as a part of this Report:

1. Financial Statements.

The following Financial Statements are filed as part of this report

2. Financial Statement Schedules.

No financial statement schedules have been included because they are not applicable or not required under Regulation S-X.

3. List of Exhibits.

A. The following exhibits are incorporated by reference:

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(2)	Form of Master Separation and Distribution Agreement between Millipore and Mykrolis Corporation (“Mykrolis”)+	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Form of General Assignment and Assumption Agreement between Millipore and Mykrolis+	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

(3)(i)	Restated Articles of Organization, as amended May 6, 1996	Form 10-K for year ended December 31, 1996 [Commission File No. 0-1052]

(ii)	By Laws, as amended	Form 10-K for year ended December 31, 1990 [Commission File No. 0-1052]

(4)	Indenture dated as of May 3, 1995, relating to the issuance of $100,000,000 principal amount of the Company’s 6.78% Senior Notes due 2004	Registration Statement on Form S-4 (No. 33-58117)

	Indenture dated as of April 1, 1997, relating to the issuance of Debt Securities in Series	Registration Statement on Form S-3 (No. 333-23025)

(10)	Common Stock Rights Agreement dated as of April 15, 1988, as amended and restated April 16, 1998 between Millipore and The First National Bank of Boston	Form 8-K dated April 30, 1998 [Commission File No. 0-1052]

	Agreement of Substitution and Amendment of Common Stock Rights Agreement	Form 10-Q for the quarter ended March 31, 2003 [Commission File No. 0-1052]

	Amendment of Common Stock Rights Agreement	Form 10-Q for the quarter ended June 30, 2003 [Commission File No. 0-1052]

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
	Note Purchase and Exchange Agreement, as amended through November 2, 1998, between Millipore and Metropolitan Life Insurance Company	Form 10-K for the year ended December 31, 1998 [Commission File No. 0-1052]

	Amendment No. 3, dated October 4, 2001, to Note Purchase and Exchange Agreement between Millipore and Metropolitan Life Insurance Company	Form 10-Q for the quarter ended September 30, 2001 [Commission File No. 0-1052]

	Form of letter agreement with directors relating to the deferral of directors fees and conversion into phantom stock units*	Form 10-Q for the quarter ended June 30, 2003 [Commission File No. 0-1052]

	Form of letter agreement with directors relating to the deferral of directors’ cash compensation*	Form 10-K for the year ended December 31, 2002 [Commission File No. 0-1052]

	1989 Stock Option Plan for Non-Employee Directors*	Form 10-K for the year ended December 31, 1998 [Commission File No. 0-1052]

	Amended and Restated 1999 Stock Incentive Plan*	Form 10-Q for the quarter ended June 30, 2002 [Commission File No. 0-1052]

	1995 Employee Stock Purchase Plan, as amended*	Form 10-K for the year ended December 31, 1999 [Commission File No. 0-1052]

	Amended and Restated 1999 Stock Option Plan for Non-Employee Directors*	Form 10-Q for the quarter ended June 30, 2003 [Commission File No. 0-1052]

	2000 Deferred Compensation Plan for Senior Management*	Form 10-K for the year ended December 31, 2000 [Commission File No. 0-1052]

	Amendment No. 1, dated March 31, 2001, to 2000 Deferred Compensation Plan for Senior Management *	Form 10-K for the year ended December 31, 2001 [Commission File No. 0-1052]

	Standard Deferred Compensation Agreement*	Form 10-K for the year ended December 31, 2000 [Commission File No. 0-1052]

	Supplemental Savings and Retirement Plan for Key Salaried Employees of Millipore Corporation, as amended through 2000*	Form 10-K for the year ended December 31, 2000 [Commission File No. 0-1052]

	Amendment, dated March 31, 2001, to Supplemental Savings and Retirement Plan for key salaried Employees of Millipore Corporation *	Form 10-K for the year ended December 31, 2001 [Commission File No. 0-1052]

	2000 Management Incentive Plan*	Form 10-K for the year ended December 31, 2000 [Commission File No. 0-1052]

	Master Patent Assignment between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Master Patent License Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Master Patent Grantback License Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Master Trademark Assignment between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
	Master Trademark License Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission file No. 0-1052]

	Master Invention Disclosure Assignment between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Master Trade Secret and Know-How Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Tax Sharing Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Employee Matters Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Master Transitional Services Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Reorganization of Operations Outside the U.S.	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Membrane Manufacture and Supply Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Research Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Product Distribution Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Millipore Contract Manufacturing Agreement	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Mykrolis Contract Manufacturing Agreement	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Form of Mykrolis Separation Note	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Separation Revolving Credit Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001 [Commission File No. 0-1052]

	Credit Agreement between Millipore and certain of its subsidiaries, Bank of America, N.A., and certain other lending and arranging institutions, dated October 5, 2001	Form 10-Q for the quarter ended September 30, 2001 [Commission File No. 0-1052]

	Lender Joinder Agreement between Millipore and certain of its subsidiaries, Bank of America, N.A., and PB Capital Corporation, dated October 23, 2001	Form 10-Q for the quarter ended September 30, 2001 [Commission File No. 0-1052]

	Distribution Agreement, dated as of January 1, 2002, by and among the Company and Fisher Scientific Company LLC	Form 10-K for the year ended December 31, 2002 [Commission File No. 0-1052]

	Net Lease between Millipore and Getronics Wang Co., LLC, dated August 12, 2002 with respect to the Company’s headquarters in Billerica, Massachusetts	Form 10-K for the year ended December 31, 2002 [Commission File No. 0-1052]

+	Millipore Corporation agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.
*	A “management contract or compensatory plan”

B. The following exhibits are filed or furnished herewith:

Reg. S-K Item 601(b) Reference	Documents Filed Herewith
(10)	Amendment, dated November 18, 2003, to 1999 Stock Incentive Plan*

Amendment, dated November 18, 2003, to 1999 Stock Option Plan for Non-Employee Directors*

Amendment, dated November 18, 2003, to 1989 Stock Option Plan for Non-Employee Directors*

Amendment, dated November 18, 2003, to 1995 Employee Stock Purchase Plan*

Amendment, dated November 18, 2003, to Supplemental Savings and Retirement Plan for Key Salaried Employees of Millipore Corporation*

Form of Executive Termination Agreement with executive officers other than CEO*

Executive Termination Agreement, dated November 18, 2003, between Millipore and Francis J. Lunger*

Form of Officer Severance Agreement with executive officers other than CEO*

Officer Severance Agreement, dated November 18, 2003, between Millipore and Francis J. Lunger*

(21)	Subsidiaries of Millipore

(23)	Consent of Independent Accountants relating to the incorporation of their report on the Consolidated Financial Statements into Company’s Securities Act Registration Nos. 2-91432, 2-72124, 2-85698, 2-97280, 33-37319, 33-37323, 33-59005, 33-55613, 33-10801, 33-11790, 333-79227, 333-90127, 333-30918 and 333-103844 on Form S-8, Securities Act Registration Nos. 2-84252, 33-9706, 33-22196, 33-47213, 333-23025 and 333-80781 on Form S-3, and Securities Act Registration Nos. 33-58117 and 33-48960 on Form S-4

(24)	Power of Attorney

(31)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Documents Furnished Herewith
(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A “management contract or compensatory plan”

(b) Reports on Form 8-K.

On October 15, 2003, we furnished a Form 8-K that included a copy of our October 15, 2003 press release related to our financial results for the quarter ended September 30, 2003.

On November 5, 2003, we filed a Form 8-K that included a copy of our November 5, 2003 press release related to the resignation of Carl A. Spalding from our Board of Directors.

(c) Exhibits.

The Company hereby files as exhibits to this Annual Report on Form 10-K those exhibits listed in Item 15(a) (3) (B) above, which are attached hereto.

(d) Financial Statement Schedules.

No financial statement schedules have been included because they are not applicable or not required under Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLIPORE CORPORATION

Dated: March 11, 2004

	By:	/s/ JEFFREY RUDIN
Jeffrey Rudin, Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ FRANCIS J. LUNGER Francis J. Lunger	Chairman of the Board of Directors Chief Executive Officer and President	March 11, 2004

/s/ KATHLEEN B. ALLEN Kathleen B. Allen	Vice President, Chief Financial Officer	March 11, 2004

/s/ DONALD B. MELSON Donald B. Melson	Corporate Controller (Chief Accounting Officer)	March 11, 2004

/s/ DANIEL BELLUS* Daniel Bellus	Director	March 11, 2004

/s/ ROBERT C. BISHOP* Robert C. Bishop	Director	March 11, 2004

/s/ MAUREEN A. HENDRICKS* Maureen A. Hendricks	Director	March 11, 2004

/s/ MARK HOFFMAN* Mark Hoffman	Director	March 11, 2004

/s/ RICHARD J. LANE* Richard J. Lane	Director	March 11, 2004

/s/ JOHN F. RENO* John F. Reno	Director	March 11, 2004

/s/ EDWARD M. SCOLNICK* Edward M. Scolnick	Director	March 11, 2004

/s/ KAREN E. WELKE* Karen E. Welke	Director	March 11, 2004

*By:	/s/ JEFFREY RUDIN
Jeffrey Rudin, Attorney-in-Fact

MILLIPORE CORPORATION

MILLIPORE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
	2003	2002	2001
	(In thousands, except per share data)
Net sales	$799,622	$704,251	$656,898
Cost of sales	369,174	308,146	291,219

Gross profit	430,448	396,105	365,679
Selling, general and administrative expenses	246,819	219,058	200,757
Research and development expenses	58,385	52,353	45,816
Restructuring and other	(1,400)	1,124	17,962

Operating income	126,644	123,570	101,144
Loss on investments	—	(2,344)	—
Loss on early extinguishment of debt	—	—	(1,899)
Interest income	2,035	1,347	2,591
Interest expense	(16,505)	(18,981)	(25,336)

Income before income taxes	112,174	103,592	76,500
Provision for income taxes	11,378	22,791	14,247

Income from continuing operations	100,796	80,801	62,253

Loss from discontinued operations, net of taxes	—	—	(6,736)
Income (loss) on disposal of discontinued operations, net of taxes	—	2,900	(24,400)

Total discontinued operations	—	2,900	(31,136)

Net income	$100,796	$83,701	$31,117

Basic income (loss) per share:
Continuing operations	$2.08	$1.68	$1.32
Discontinued operations	—	0.06	(0.66)

Net income	$2.08	$1.74	$0.66

Diluted income (loss) per share:
Continuing operations	$2.06	$1.67	$1.30
Discontinued operations	—	0.06	(0.65)

Net income	$2.06	$1.73	$0.65

Weighted average shares outstanding:
Basic	48,574	48,170	47,100
Diluted	49,046	48,448	48,060

The accompanying notes are an integral part of the consolidated financial statements.

MILLIPORE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$147,027	$101,242
Accounts receivable (less allowance for doubtful accounts of $3,905 and $4,025 as of December 31, 2003 and 2002, respectively)	174,979	160,462
Inventories	137,757	111,332
Deferred income taxes	51,092	11,694
Other current assets	5,507	5,481

Total current assets	516,362	390,211
Property, plant and equipment, net	316,890	262,604
Deferred income taxes	77,226	99,542
Intangible assets, net	25,348	28,064
Goodwill	9,433	9,646
Other assets	6,014	7,881

Total assets	$951,273	$797,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$1,500
Current portion of long-term debt	75,000	—
Accounts payable	60,836	57,596
Accrued expenses	69,819	58,431
Accrued retirement plan contributions	9,443	8,438
Accrued income taxes payable	7,294	8,964

Total current liabilities	222,392	134,929
Long-term debt	216,000	334,000
Other liabilities	51,840	41,515

Total liabilities	490,232	510,444

Commitments and contingencies (Notes 13 and 17)	—	—
Shareholders’ equity:
Common stock, par value $1.00 per share, 120,000 shares authorized; 56,988 shares issued; and 48,883 and 48,412 shares outstanding as of December 31, 2003 and 2002, respectively	56,988	56,988
Additional paid-in capital	93,035	91,338
Retained earnings	532,872	432,139
Unearned compensation	(631)	(1,454)
Accumulated other comprehensive income (loss)	15,773	(40,700)

	698,037	538,311

Less: Treasury stock at cost, 8,105 and 8,576 shares as of December 31, 2003 and 2002, respectively	(236,996)	(250,807)

Total shareholders’ equity	461,041	287,504

Total liabilities and shareholders’ equity	$951,273	$797,948

The accompanying notes are an integral part of the consolidated financial statements.

MILLIPORE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)				Treasury Stock		Total Shareholders’ Equity
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Unrealized Gain (Loss) on Securities	Translation Adjustments	Minimum Pension Liability	Total	Shares	Cost
Balance at December 31, 2000	56,988	$56,988	$31,370	$585,971	$(4,490)	$1,616	$(57,407)	$—	$(55,791)	(10,594)	$(308,680)	$305,368
Comprehensive income:
Net income				31,117								31,117
Net unrealized losses on securities available for sale, net of tax of $651						(1,209)			(1,209)			(1,209)
Impact of adopting SFAS No. 133							(5,100)		(5,100)			(5,100)
Change in value of foreign currency interest rate swaps designated as hedges							5,900		5,900			5,900
Translation adjustments							(27,257)		(27,257)			(27,257)

Total comprehensive income												3,451
Cash dividends declared				(20,856)								(20,856)
Stock issued under stock plans			5,096	4,247						1,482	42,827	52,170
Amortization of unearned compensation					1,705							1,705
U.S. tax benefit from stock plan activity			10,159									10,159
Gain on sale of Mykrolis Corporation stock			41,959									41,959

Balance at December 31, 2001	56,988	56,988	88,584	600,479	(2,785)	407	(83,864)	—	(83,457)	(9,112)	(265,853)	393,956
Comprehensive income:
Net income				83,701								83,701
Net unrealized losses on securities available for sale, net of tax of $44						(155)			(155)			(155)
Minimum pension liability adjustment, net of tax of $3,049								(5,663)	(5,663)			(5,663)
Translation adjustments							33,238		33,238			33,238

Total comprehensive income												111,121
Stock issued under stock plans				1,532						536	15,046	16,578
Amortization of unearned compensation					936							936
U.S. tax benefit from stock plan activity			2,754									2,754
Distribution of net assets of Mykrolis				(253,573)	395	(248)	15,585		15,337			(237,841)

Balance at December 31, 2002	56,988	56,988	91,338	432,139	(1,454)	4	(35,041)	(5,663)	(40,700)	(8,576)	(250,807)	287,504
Comprehensive income:
Net income				100,796								100,796
Net unrealized gains on securities available for sale, net of tax of $38						72			72			72
Minimum pension liability adjustment, net of tax of $392								710	710			710
Translation adjustments							55,691		55,691			55,691

Total comprehensive income												157,269
Stock issued under stock plans				(63)						471	13,811	13,748
Amortization of unearned compensation					823							823
U.S. tax benefit from stock plan activity			1,697									1,697

Balance at December 31, 2003	56,988	$56,988	$93,035	$532,872	$(631)	$76	$20,650	$(4,953)	$15,773	(8,105)	$(236,996)	$461,041

The accompanying notes are an integral part of the consolidated financial statements.

MILLIPORE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income	$100,796	$83,701	$31,117
Less: Loss from discontinued operations	—	—	(6,736)
Income (loss) on disposal of discontinued operations	—	2,900	(24,400)

Income from continuing operations	100,796	80,801	62,253
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Net loss on investments	—	2,344	—
Loss on early extinguishment of debt	—	—	1,899
Depreciation and amortization	40,461	34,957	30,744
Gain on sale of property, plant and equipment	(796)	—	—
Deferred income tax (benefit) provision	(17,464)	(2,584)	1,404
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,459	8,952	(20,611)
Increase in inventories	(11,095)	(19,882)	(5,634)
Decrease (increase) in other current assets	515	(446)	(847)
Decrease in other assets	2,391	402	377
(Decrease) increase in accounts payable	(2,974)	6,630	1,229
Increase (decrease) in accrued expenses	5,599	(8,176)	4,333
Increase in accrued retirement plan contributions	459	306	1,510
Increase (decrease) in accrued income taxes	7,599	1,931	(17,528)
Increase in other liabilities	3,143	2,345	2,740

Net cash provided by operating activities	132,093	107,580	61,869

Cash flows from investing activities:
Additions to property, plant and equipment	(71,854)	(79,309)	(72,264)
Proceeds from sale of property, plant and equipment	1,250	—	—
Acquisition	—	(11,676)	—
Additions to investments and intangible assets	—	(2,609)	(1,705)

Net cash used in investing activities	(70,604)	(93,594)	(73,969)

Cash flows from financing activities:
Proceeds from issuance of treasury stock under stock plans	13,715	15,652	49,807
Payments of debt	—	(100,000)	(25,000)
Net (repayments of) proceeds from revolver borrowings	(44,500)	113,542	(5,586)
Decrease in cash held as collateral	—	—	3,212
Debt refinancing fees	—	—	(3,462)
Dividends paid	—	(5,266)	(20,687)

Net cash (used in) provided by financing activities	(30,785)	23,928	(1,716)

Effect of foreign exchange rates on cash and cash equivalents	15,081	4,330	(4,804)

Net cash provided (used) by continuing operations	45,785	42,244	(18,620)
Net cash (used) provided by discontinued operations	—	(3,452)	25,884

Net increase in cash and cash equivalents	45,785	38,792	7,264
Cash and cash equivalents on January 1	101,242	62,450	55,186

Cash and cash equivalents on December 31	$147,027	$101,242	$62,450

The accompanying notes are an integral part of the consolidated financial statements.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.    Description of Operations

Millipore Corporation is a multinational bioscience company that provides technologies, tools and services for the discovery, development and production of therapeutic drugs and for other purposes. The Company serves customers in the worldwide biotechnology, life science research and other bioscience markets with a variety of products and services used in the purification, separation and analysis of fluids. The Company’s products are based on a variety of enabling technologies, including the Company’s membrane filtration and chromatography technologies.

A variety of the Company’s products are used in the biotechnology market by biotechnology and pharmaceutical companies that manufacture therapeutic products based on recombinant proteins. A number of the Company’s products are used by its customers in the life science research market for drug discovery and drug development. A variety of the Company’s products are used in the other bioscience market by companies that develop and manufacture non-biotechnology pharmaceuticals, perform clinical and analytical laboratory activities or process and perform quality control of beverages.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Millipore and its subsidiaries. The Company consolidates entities in which it owns or controls more than fifty percent of the voting shares. All intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions are reviewed on an on-going basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the 2003 presentation.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Cash Equivalents

Cash equivalents consisting primarily of time deposits are carried at cost plus accrued interest, which approximates market value. All cash equivalents are highly liquid investments that had original maturities of three months or less.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its temporary cash and cash equivalents with high credit qualified financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

Concentrations of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base, and their dispersion across different geographies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for doubtful accounts for specifically identified estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

The Company values its inventories at the lower of actual cost as determined on a first-in, first-out (“FIFO”) basis and market. The Company generally relies upon recent historic usage and future demand in estimating the realizable value of its inventory. Finished goods and components that are determined to be obsolete are written-off when such determination is made. In certain cases, for newly introduced products and overstocked products, future demand is considered in establishing inventory write-downs. Raw material and work-in-process inventories are also reviewed for obsolescence and alternative or future use based on reviewing manufacturing plans, future demand and market conditions. In situations where it is determined that work-in-process inventories cannot be converted into finished goods, the inventories are written down to net realizable value. Should it be determined that write downs are insufficient, then the Company would be required to record additional inventory write-downs, which would have a negative impact on gross profit. Once written down, inventory valuation provisions are not subsequently reversed.

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

The estimated useful lives of our depreciable assets are as follows:

Leasehold Improvements	The shorter of the life of the improvement or the life of the lease
Buildings and Improvements	10-40 years
Production and Other Equipment	3-15 years

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Goodwill

Goodwill is the excess of fair value over identifiable net tangible and intangible assets acquired. The Company’s goodwill is related to its purchase of CPG, Inc. (“CPG”) during 2002. The goodwill is tested periodically for impairment on at least an annual basis and written down when impaired. The change in goodwill during 2003 was due to the finalization of purchase accounting for the CPG acquisition.

Intangible Assets

Intangible assets were primarily acquired through the acquisition of the Amicon Separation Science Business in 1996. The intangible assets consist primarily of patented and unpatented technology, trade names and licenses. The assets were recorded at cost and amortized on a straight-line basis over periods ranging from 4 to 20 years.

Marketable Equity Securities

The Company’s investments in equity securities are categorized as available-for-sale as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Equity securities are included in Other Assets in the accompanying consolidated balance sheets and are recorded at fair value. The cost of each investment is determined primarily on a specific identification method. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of accumulated other comprehensive income (loss). As of December 31, 2003, the Company did not hold any marketable equity securities. At December 31, 2002, marketable securities had a fair value of $910 and a cost of $925. The fair value of these securities reflects unrealized holding gains and losses of $90 and $105, respectively, at December 31, 2002.

Financial Instruments

The Company attempts to mitigate the impact of foreign currency risk related to intercompany transactions by hedging forecasted balances. In an attempt to mitigate this foreign currency risk, the Company currently uses forward contracts that normally mature within 30-90 days and had used swaps in prior years. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the contracts hedging these exposures. The Company held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $99,226 and $35,734 at December 31, 2003 and 2002, respectively. The fair value of these contracts was ($565) and $712 at December 31, 2003 and 2002, respectively. The Company does not enter into foreign exchange contracts for trading or other speculative purposes, nor does it use leveraged financial instruments.

Income Taxes

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. With respect to the unremitted earnings of our foreign subsidiaries, deferred taxes are provided only on amounts expected to be repatriated. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

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

Revenue Recognition

Revenue from the sale of products is recognized when evidence of an arrangement is in place, related prices are fixed or determinable, delivery has occurred (contractual obligations have been satisfied and title and risk of loss have been transferred to the customer) and collection of the resulting receivable is reasonably assured. When significant obligations remain after products are delivered, such as site assessment acceptance, revenue and related costs are deferred until such obligations are fulfilled.

Revenue for certain fixed price contracts associated with the Company’s process equipment business are recognized under the percentage of completion method. Revenue is recognized based on the ratio of hours expended compared with the total estimated hours to complete the construction of the process equipment. The cumulative impact of any revisions in estimates of the percent complete is reflected in the period in which the changes become known. Losses are accrued when known.

Revenue from service arrangements is recognized when the services are provided.

Stock-based Compensation

The Company has a stock-based employee compensation plan and a non-employee director stock option plan from which it currently grants stock options. The Company applies the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for those plans. Stock-based employee compensation expense related to vesting of shares of restricted stock, at no cost to the employee, is reflected in net income. There was no stock-based employee compensation expense related to the issuance of stock options as all options granted under those plans were in fixed amounts and had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for each of the three years ended December 31, 2003.

	2003	2002	2001
Net income, as reported	$100,796	$83,701	$31,117
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	639	1,331	1,705
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects, pro forma	(19,074)	(15,861)	(13,287)

Pro forma net income	$82,361	$69,171	$19,535

Earnings per share:
Basic, as reported	$2.08	$1.74	$0.66

Basic, pro forma	$1.70	$1.44	$0.41

Diluted, as reported	$2.06	$1.73	$0.65

Diluted, pro forma	$1.68	$1.43	$0.41

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes model with the following assumptions in 2003, 2002 and 2001: expected life of five years and a dividend rate of zero. The expected volatility was 40% in 2003 and 2002 and 45% in 2001. The weighted average risk-free interest rate was 2.9% in 2003 and 4.2% in both 2002 and 2001.

Warranty Costs

The Company provides for estimated warranty costs at the time of the product sale.

New Accounting Pronouncements

In January 2004, FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The Company has elected to defer the accounting for the Act until authoritative guidance on the accounting for the federal subsidy is issued.

In December 2003, FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” that expands financial statement disclosures for defined benefit plans. The change replaces existing SFAS 132 disclosure requirements for pensions and other postretirement benefits and revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS 87, “Employers’ Accounting for Pensions,” SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS 132 revised retains the disclosure requirements contained in the original SFAS 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. We have adopted the revised disclosure provisions.

In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements”. SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition”. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have an impact on the Company’s consolidated financial statements.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s consolidated financial statements.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. It explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. As amended, this interpretation applies in the first fiscal year or interim period beginning after December 31, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 provides guidance on how to account for revenue arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of this consensus are effective for revenue arrangements entered into or modified in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have an impact on the Company’s consolidated financial statements.

3.    Discontinued Operations

On October 3, 2000, the Company announced its plans, subject to certain conditions, to separate into two distinct companies by making its Microelectronics business segment an independent, publicly traded company. In accordance with these plans, the Microelectronics business segment was separated into a wholly owned Millipore subsidiary named Mykrolis Corporation (“Mykrolis”) on March 31, 2001 (the “Separation Date”). These consolidated financial statements and notes reflect the Company’s Microelectronics business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30.

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

Loss on disposal of discontinued operations of $24,400 ($35,100 pre-tax) recorded in the second quarter of 2001 included estimated future operating losses of $18,600 for Mykrolis from July 1, 2001 through the planned disposition date in the first quarter of 2002 and disposition expenses of $5,800. In the third quarter of 2001, the Company revised the $24,400 estimated loss on disposal of discontinued operations. The pre-tax revision included an $8,700 increase in the estimated future operating losses for Mykrolis through the planned disposition

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

date offset by reduced disposition expenses of $2,000 and a $6,700 reduction to adjust for the 17.7 percent minority interest share of forecasted operating losses through the disposition date resulting from the Mykrolis IPO in the third quarter of 2001.

Losses for Mykrolis in the second half of 2001 of $17,732 were charged against the reserve for estimated losses. Included in the operating results of the discontinued business was a $4,922 restructuring charge taken in response to the prolonged duration and severity of the semiconductor industry downturn.

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

The summary of operating results from discontinued operations is as follows:

	January 1- February 27, 2002	2001
Net sales	$20,615	$214,228

Gross profit	$5,879	$77,198

Income (loss) from discontinued operations, before income taxes	$3,383	$(10,729)
Benefit from income taxes	(483)	(3,993)

Income (loss) from discontinued operations, net of taxes	2,900	(6,736)
Loss on disposal of discontinued operations, net of taxes	—	(24,400)

Total discontinued operations, net of taxes	$2,900	$(31,136)

There were no assets or liabilities related to discontinued operations at December 31, 2003 or 2002.

As part of the separation of Mykrolis from Millipore, the two companies entered into a number of agreements covering a range of issues relating to the separation, including transitional services, intellectual property rights, product manufacturing and supply, research and development services and employee matters.

4.    Restructuring and Other

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

These initiatives included a $16,504 restructuring charge and $1,458 of fixed asset write-offs for assets that are no longer in use. The restructuring charge included $15,432 of employee severance costs and $1,072 of lease cancellation costs. The severance costs included non-cash stock-based compensation expense related to changes in stock awards. In total, approximately 190 employees left the Company. Upon completion of this restructuring program and final cash disbursements in the second quarter of 2003, the Company reversed $354 for previously estimated lease and severance payments, as these amounts were no longer required and recorded $250 of assets that had been originally written-off.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following is a summary of the 2001 restructuring program reserve balances which are included in accrued expenses:

	Balance at December 31, 2001	Cash Disbursements	Balance at December 31, 2002	Cash Disbursements (Receipts)	Reversal	Balance at December 31, 2003
Employee severance costs	$4,640	$4,182	$458	$240	$(218)	$—
Leasehold and other costs	690	563	127	(259)	(386)	—

Total	$5,330	$4,745	$585	$(19)	$(604)	$—

In 2002, the Company settled a lawsuit that resulted in the Company paying $1,124 in damages and license fees.

In addition to completing the 2001 restructuring program during 2003, the Company received proceeds of $1,250 and realized a gain of $796 in connection with the sale of real estate.

5.    Acquisition

On July 31, 2002, the Company acquired substantially all of the net assets of CPG for $11,676 in cash. The transaction was accounted for under the provisions of SFAS No. 141. CPG had been a supplier of the Company for several years, providing the base material for some of its chromatography media products. The acquisition included CPG’s intellectual property and physical assets. The purchase price was allocated to net tangible assets of $1,323 and identifiable intangible assets of $920, based on estimated fair market values of those assets, with the remaining $9,433 allocated to goodwill. This acquisition was assigned to the BioPharmaceutical reporting unit. The results of operations of CPG, prior to the date of the Company’s acquisition, would have had an immaterial impact on the Company’s reported results.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

6.    Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for 2003, 2002 and 2001:

	2003	2002	2001
Numerator:
Income from continuing operations, net of taxes	$100,796	$80,801	$62,253
Income (loss) from discontinued operations, net of taxes	—	2,900	(31,136)

Net income	$100,796	$83,701	$31,117

Denominator:
Basic weighted average shares outstanding	48,574	48,170	47,100
Effect of dilutive securities-stock options and restricted stock	472	278	960

Diluted weighted average shares outstanding	49,046	48,448	48,060

Basic income (loss) per share:
Continuing operations	$2.08	$1.68	$1.32
Discontinued operations	—	0.06	(0.66)

Net income	$2.08	$1.74	$0.66

Diluted income (loss) per share:
Continuing operations	$2.06	$1.67	$1.30
Discontinued operations	—	0.06	(0.65)

Net income	$2.06	$1.73	$0.65

During the years ended December 31, 2003, 2002 and 2001, 2,769, 3,081 and 178, respectively, of outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. Antidilutive options could be dilutive in the future.

7.    Inventories

Inventories at December 31, stated at the lower of first-in, first-out (FIFO) cost or market, consisted of the following:

	2003	2002
Raw materials	$58,078	$44,156
Work in process	22,210	16,006
Finished goods	57,469	51,170

	$137,757	$111,332

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

8.    Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of the following:

	2003	2002
Land	$8,785	$7,721
Leasehold improvements	13,796	12,566
Buildings and improvements	196,449	166,030
Production and other equipment	254,101	214,034
Construction in progress	66,670	45,259

	539,801	445,610
Less: accumulated depreciation	222,911	183,006

	$316,890	$262,604

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $36,256, $30,334 and $25,136, respectively.

During 2003, the Company invested $407, for a cumulative total of $7,870 invested to date, related to a planned $30,000 project to expand manufacturing capacity adjacent to its existing manufacturing facility in Ireland. We have delayed completion of this facility as existing manufacturing capacity related to a core consumable product line supplemented with our stockpiling program can meet the expected demand of this product line through 2006. This facility is currently a multipurpose building shell that is expected to increase manufacturing capacity for a core consumable product line. If necessary, this facility could be used for the manufacturing of alternative products.

9.    Intangible assets, net

Intangible assets consisted of the following at December 31, 2003 and December 31, 2002:

2003	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
Patented and unpatented technology	$22,399	$(12,325)	$10,074	4–20 years
Trade names	18,995	(6,339)	12,656	8–20 years
Licenses and other	5,539	(2,921)	2,618	5–10 years

Total	$46,933	$(21,585)	$25,348

2002
Patented and unpatented technology	$22,399	$(10,630)	$11,769	4–20 years
Trade names	18,995	(5,136)	13,859	8–20 years
Licenses and other	6,302	(3,866)	2,436	5–10 years

Total	$47,696	$(19,632)	$28,064

Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $3,379, $3,700 and $4,116, respectively.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The estimated aggregate amortization expense for intangible assets owned as of December 31, 2003 for each of the five succeeding years is as follows:

2004	$3,310
2005	3,100
2006	2,950
2007	1,970
2008	1,857
Thereafter	12,161

$25,348

10.    Accrued Expenses

Accrued expenses consisted of the following at December 31, 2003 and December 31, 2002:

	2003	2002
Deferred revenue	$10,517	$9,313
Accrued compensation	38,698	24,818
Other accrued expenses	20,604	24,300

	$69,819	$58,431

11.    Notes Payable and Long-Term Debt

The Company has a five year unsecured revolving credit agreement that allows for revolving loan borrowings of up to $250,000. Interest rates on individual borrowings under the credit agreement are made on terms not to exceed twelve months. Because of the Company’s ability and intent to continuously refinance such borrowings under the credit agreement, $116,000 and $159,000 of short-term borrowings outstanding at December 31, 2003 and 2002, respectively, have been classified as long-term.

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

In 2001, the Company prepaid $25,000 of its $100,000 7.23% note payable and recorded a $1,899 ($1,233 after tax) loss for the premium associated with the early redemption. The $1,899 was initially recorded as an extraordinary loss and was reclassified to be included in income from continuing operations in accordance with the provisions of SFAS No. 145.

Short-term borrowings and related lines of credit at December 31 are summarized as follows:

	2003	2002
Notes payable	$—	$1,500
7.23% note payable due in 2004	$75,000	$—
Unused lines of credit	$132,411	$90,895
Average amount outstanding at month-end during the year	$150,571	$136,861
Maximum amount outstanding at month-end during the year	$166,000	$171,000
Weighted average interest rate on outstanding borrowings during the year	2.3%	3.0%
Weighted average interest rate on outstanding borrowings at year-end	2.1%	2.6%

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Long-term debt at December 31 consisted of the following:

	2003	2002
Credit agreement due in 2006	$116,000	$159,000
7.5% unsecured notes due in 2007	100,000	100,000
7.23% note payable due in 2004	—	75,000

Long-term debt	$216,000	$334,000

Weighted average interest rate on outstanding borrowings	5.0%	5.9%

Interest on the 7.5% unsecured note is payable semi-annually in April and October. At December 31, 2003, this note had a fair market value of $104,400.

Interest on the 7.23% note is payable semi-annually in March and September. As this note is not publicly traded, the fair value is not readily determinable. However, the Company believes that the above carrying values approximate fair value.

At December 31, 2000, the Company was a party to two U.S. dollar to Japanese Yen foreign currency fixed rate-to-fixed rate interest rate swap agreements, which were designated as a hedge of the Company’s net investment exposure in its Japanese subsidiary. On January 1, 2001, the Company recorded a net derivative liability transition adjustment of $5,100 which was the difference between the Company’s carrying value and the fair value of this derivative. This transition adjustment was recorded as a cumulative-effect type adjustment to accumulated other comprehensive income. During the first quarter of 2001, the swap agreements were terminated and a gain of $800 was realized and recorded in accumulated other comprehensive income. In addition, the Company is no longer required to provide any cash collateralization which had previously been required as part of one of its swap agreements.

The Company capitalized interest costs associated with the construction of certain capital assets of $2,219 in 2003, $1,793 in 2002 and $1,529 in 2001. Interest paid during 2003, 2002 and 2001 amounted to $16,630, $21,020 and $26,662, respectively.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

12.    Income Taxes

The Company’s provisions for income taxes attributable to income from continuing operations are summarized as follows:

	2003	2002	2001
Domestic and foreign income before income taxes:
Domestic	$48,325	$31,142	$28,005
Foreign	63,849	72,450	48,495

Income before income taxes	$112,174	$103,592	$76,500

Domestic and foreign (benefit) provision for income taxes:
Domestic	$(3,715)	$2,087	$2,975
Foreign	14,939	20,455	11,198
State	154	249	74

	$11,378	$22,791	$14,247

Current and deferred provision (benefit) for income taxes:
Current	$28,842	$25,375	$12,843
Deferred	(17,464)	(2,584)	1,404

	$11,378	$22,791	$14,247

A summary of the differences between the Company’s worldwide effective tax rate for continuing operations and the United States statutory federal income tax rate is as follows:

	2003	2002	2001
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Puerto Rico tax rate benefit	(4.4)	(4.6)	(5.4)
Ireland tax rate benefit	(7.5)	(6.5)	(8.7)
State income tax, net of federal income tax benefit	0.1	0.1	0.1
Export sales benefit	(2.2)	(2.0)	(2.4)
Change in valuation allowance	(19.6)	—	—
Increase in tax reserves	8.9	—	—
Other	(0.2)	—	—

Effective tax rate	10.1%	22.0%	18.6%

Tax exemptions relating to Puerto Rico and Ireland operations are effective through 2016 and 2010, respectively. Income taxes paid (net of refunds) during 2003, 2002 and 2001 were $20,021, $22,910 and $24,295, respectively.

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These earnings amounted to $303,353 at December 31, 2003. If earnings of such foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of $84,265 would have been required at December 31, 2003.

At December 31, 2003, the Company has foreign tax credit carryforwards of $44,193 that expire in the years 2004 through 2007 and general business credit carryforwards of approximately $10,227 that expire in the years

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

2004 through 2023. Net operating loss carryforwards of $9,930 can be carried forward indefinitely. In addition, the Company has alternative minimum tax credit carryforwards of approximately $19,178, which can be carried forward indefinitely. During 2003, $3,115 of foreign tax and general business credit carryforwards, for which a full valuation allowance had been provided, expired.

Significant components of the Company’s net deferred tax assets are as follows:

	2003	2002
Intercompany and inventory related transactions	$16,131	$9,638
Retirement plans and postretirement benefits	6,824	6,637
Tax credits (including unremitted earnings)	80,468	95,188
Net operating loss carryforwards	2,979	12,030
Capitalized research and development costs	23,520	—
Restructuring related costs	—	2,378
Amortization of intangible assets	7,612	7,576
Depreciation	(2,113)	(2,779)
Other, net	(1,301)	11,456

	134,120	142,124
Valuation allowance	(5,802)	(30,888)

Net deferred tax asset	$128,318	$111,236

The valuation allowance is provided primarily to reserve against the expiration of general business credit carryforwards which can be utilized against future taxable income in the United States. Although realization is not assured, the Company believes it is more likely than not that the remainder of the deferred tax asset, net of the valuation allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

During the fourth quarter of 2003, the Company capitalized certain historical research and development costs for tax returns on a retroactive basis, thereby utilizing net operating losses. Because of this capitalization and other tax planning strategies relating to the use of foreign tax credits, the $21,971 valuation allowance related to the foreign tax credits was released. Also in the fourth quarter of 2003, the Company estimated and recorded additional tax reserves of $10,000 related to exposures previously mitigated by the reserved foreign tax credits. The net impact of this activity resulted in a $11,971 tax benefit in the fourth quarter of 2003.

13.    Leases

Our operating lease agreements have expiration dates through 2023. Certain building leases contain renewal options for periods ranging from one to ten years and purchase options at fair market value. Rental expense was $12,027 in 2003, $8,123 in 2002 and $6,213 in 2001. At December 31, 2003, future minimum rents payable under noncancelable operating leases with initial terms exceeding one year were as follows:

2004	$11,874
2005	9,896
2006	8,417
2007	4,773
2008	4,426
2009-2023	21,722

$61,108

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

The 1999 Plan provides that the restricted stock, which was awarded to key members of senior management at no cost to them, cannot be sold, assigned, transferred or pledged during a restriction period. The restriction period is normally four years but in some cases may be less and may be accelerated based on exceeding annual performance targets. In most instances, shares are subject to forfeiture should employment terminate during the restriction period. The restricted stock is recorded at its fair market value on the award date; the related deferred compensation is amortized to Selling, General and Administrative expenses over the restriction period. At the end of 2003, 2002 and 2001, 40, 40 and 104 shares, respectively, were outstanding as restricted shares.

Non-Employee Director Stock Option Plan

The 1999 Stock Option Plan for Non-Employee Directors (the “Directors Plan”) allows for the issuance of 250 shares of common stock. During 2003, this Plan was amended to award each newly elected eligible director a stock option to purchase 5 shares of common stock on the date of his or her first election. Following the initial grant, each director shall automatically be awarded options to purchase 2.5 shares of common stock for each subsequent year of service as a director. The exercise price of the stock options may not be less than the fair market value of the stock at the date of grant. At December 31, 2003, 89 options were outstanding.

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

In 2003, 2002 and 2001, shares issued under the ESPP were 88, 84 and 65, respectively. As of December 31, 2003, 922 shares of Millipore common stock were available for sale to employees under the ESPP.

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

Stock Option Plans

The 2001 information in the stock option table below was restated to reflect the impact from the Mykrolis spin-off.

Stock option activity is presented as follows:

	2003			2002			2001
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding at January 1	4,635	$12.21—$65.49	$41.99	5,843	$12.21—$65.49	$40.56	5,713	$12.21—$65.49	$32.23
Granted	1,800	$31.74—$47.72	$32.00	118	$31.59—$50.91	$38.77	1,925	$46.61—$53.91	$53.85
Exercised	(382)	$32.20—$48.76	$28.09	(494)	$15.25—$40.73	$30.44	(1,624)	$14.93—$43.67	$27.70
Canceled	(223)	$15.42—$53.90	$42.55	(832)	$15.25—$61.84	$37.93	(171)	$14.93—$61.85	$33.67

Outstanding at December 31	5,830	$16.69—$65.49	$39.86	4,635	$12.21—$65.49	$41.99	5,843	$12.21—$65.49	$40.56
Exercisable at December 31	2,840		$39.98	2,446		$36.36	2,004		$31.40

The following table summarizes information about stock options at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Price	Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$16.69-$31.94	2,569	8	$30.73	918	$28.54
$32.55-$40.73	1,394	6	$38.47	1,022	$38.25
$41.41-$50.91	110	8	$45.00	44	$45.34
$53.90-$54.33	1,740	8	$53.91	843	$53.91
$61.84-$65.49	17	6	$62.09	13	$62.09

$16.69-$65.49	5,830	7	$39.86	2,840	$39.98

Accounting for Stock Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” There was no stock-based employee compensation expense related to the issuance of stock options as all options granted under those plans were in fixed amounts and had an exercise price equal to the market value of the underlying common stock on the date of grant. The weighted average fair value of options granted under the stock option plan was $12.62 in 2003, $16.11 in 2002 and $24.20 in 2001. The weighted average fair value of shares issued under the employee stock purchase plan was $10.54 in 2003, $11.26 in 2002 and $14.48 in 2001. The pro forma expense amounts assume that the fair value assigned to the option grants was amortized over the vesting period of the options, which is four years, while the fair value assigned to grants under the stock purchase plan is recognized in full at the date of grant.

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

15.    Employee Retirement Plans

Participation and Savings Plan

The Millipore Corporation Employees’ Participation and Savings Plan (“Participation and Savings Plan”), maintained for the benefit of all U.S. employees, combines both a defined contribution plan (“Participation Plan”) and an employee savings plan (“Savings Plan”). Contributions to the Participation Plan are allocated among the U.S. employees of the Company who have completed at least two years of continuous service on the basis of the compensation they received during the year for which the contribution is made. The Savings Plan allows employees to make certain tax-deferred voluntary contributions upon hire date, which the Company matches after 1 year of service with a 25% contribution (50% contribution for employees with 10 or more years of service). Total expense under the Participation and Savings Plan was $7,826 in 2003, $7,030 in 2002 and $6,979 in 2001.

Supplemental Savings and Retirement Plan for Key Salaried Employees

The Company offers a Supplemental Savings and Retirement Plan for Key Salaried Employees (the “Supplemental Plan”) to certain senior executives that allows certain salary deferral benefits that would otherwise be lost by reason of restrictions imposed by the Internal Revenue Code limiting the amount of compensation which may be deferred under tax-qualified plans. The Company recognizes expense related to its obligations to pay certain supplemental benefits attributed to the employee’s deferred salary. During periods when the return on withholdings is a loss the Company’s obligations decrease and the Company recognizes income. Total expense under the Supplemental Plan was $1,067 in 2003, income of $283 in 2002 and expenses of $142 in 2001. Income during 2002 was a result of the decline in the stock market.

Pension and Retiree Medical Plans

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

The actuarial method for funding purposes is the entry age normal method. The Company contributes annually to the Retirement Plan, subject to Internal Revenue Service and ERISA funding limitations. During 2003, the Company contributed $405. No contributions were required for 2002 and 2001. Plan assets are invested primarily in SEC registered mutual funds that maintain a portfolio of U.S. equities and U.S. fixed income securities.

In addition to the Retirement Plan, the Company sponsors several unfunded defined benefit postretirement plans covering all U.S. employees, which are included in Other Benefits. The plans provide medical and life insurance benefits and are, depending on the plan, either contributory or non-contributory. The accounting for the health care plans anticipates future cost-sharing changes that are based on the Company’s intentions. The postretirement health care plans include a limit on the Company’s share of costs for recent and future retirees.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The Company uses a December 31 measurement date for all of its plans.

The following tables summarize the funded status of the U.S. Employee Retirement Plans and amounts reflected in the Company’s consolidated balance sheets at December 31, based on Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits.

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$15,850	$10,039	$11,214	$7,077
Service (benefit) cost	(275)	(414)	499	523
Interest cost	965	841	713	745
Actuarial value of transfers from Participation Plan/Plan participants’ contributions	1,523	2,740	187	148
Actuarial loss	289	3,963	915	3,535
Benefits paid	(1,154)	(1,319)	(668)	(814)

Benefit obligation at end of year	$17,198	$15,850	$12,860	$11,214

Change in plan assets:
Fair value of plan assets at beginning of year	$9,271	$9,145	$—	$—
Actual return on plan assets	1,660	(531)	—	—
Company contributions	405	—	481	666
Plan participant contributions	872	1,976	187	148
Benefits paid	(1,154)	(1,319)	(668)	(814)

Fair value of plan assets at end of year	$11,054	$9,271	$—	$—

Funded Status
Fair value of assets at end of year	$11,054	$9,271	$—	$—
Benefit obligation at end of year	(17,198)	(15,850)	(12,860)	(11,214)

Funded status	(6,144)	(6,579)	(12,860)	(11,214)
Unrecognized net actuarial loss	9,449	10,065	943	314
Unrecognized prior service cost	25	33	—	—

Net amount recognized	$3,330	$3,519	$(11,917)	$(10,900)

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	$(3,959)	$(4,870)	$(11,917)	$(10,900)
Intangible asset	25	33	—	—
Accumulated other comprehensive income	7,264	8,356	—	—

Net amount recognized	$3,330	$3,519	$(11,917)	$(10,900)

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	2003	2002
Projected benefit obligation	$17,198	$15,850
Accumulated benefit obligation	$15,013	$14,141
Fair value of plan assets	$11,054	$9,271

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost:
Service (benefit) cost	$(275)	$(414)	$(321)	$499	$523	$226
Interest cost	965	841	697	713	745	434
Expected return on plan assets	(712)	(698)	(699)	—	—	—
Amortization of net transition asset	—	(71)	(80)	—	—	(197)
Amortization of prior service cost	8	8	9	—	—	—
Amortization of net loss	609	441	265	—	—	—

Net periodic benefit cost	$595	$107	$(129)	$1,212	$1,268	$463

Additional information:
(Decrease) increase in minimum liability included in other comprehensive income	$(1,093)	$8,357		N/A	N/A

Assumptions:
Weighted-average assumptions used to determine benefit obligations at December 31:

Discount rate	6.0%	6.5%		6.0%	6.5%
Rate of compensation increase	4.0%	4.0%		N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rate	6.5%	7.25%	7.5%	6.5%	7.25%	7.5%
Expected long-term return on plan assets	8.0%	8.0%	8.0%	N/A	N/A	N/A
Rate of compensation increase	4.0%	5.0%	5.0%	N/A	N/A	N/A

In selecting the expected long-term rate of return on assets, the Company considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This included considering the trusts’ asset allocation and the expected returns likely to be earned over the life of the plans. This basis is consistent with the prior year.

Assumed health care cost trend rates at December 31:

Health care cost trend rate assumed for next year	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2011	2009

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$87	$(73)
Effect on postretirement benefit obligations	609	(521)

Plan Assets

The Company’s pension plan weighted average asset allocations at December 31, 2003, and 2002, by asset category are as follows:

	Plan Assets at December 31,
	2003	2002
Equity securities	59%	59%
Debt securities	40%	39%
Other	1%	2%

Total	100%	100%

The Company’s investment policy includes a periodic review of the pension plan’s investment in the various asset classes. The current asset allocation target is 60% equities and 40% fixed income.

Cash Flows

The Company expects to contribute $932 to its U.S. pension plan and $481 to its other U.S. post-retirement plan in 2004.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company expects that this legislation will eventually reduce its costs for providing retiree medical benefits. At this point, the Company’s investigation into its response to the legislation is preliminary, as sufficient guidance is not yet available from the various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured. Based on this preliminary analysis, it appears that the Company’s retiree medical plan will need to be changed in order to qualify for beneficial treatment under the Act. Because of various uncertainties related to the Company’s response to this legislation and the appropriate accounting methodology for this event, the Company has elected to defer financial recognition of this legislation until the Financial Accounting Standards Board issues final accounting guidance. When issued, that final guidance could require the Company to change previously reported information. This deferral election is permitted under FSP FAS 106-1.

The Company sponsors various non-U.S. retirement plans. The Company’s accrued pension cost for the Japanese defined benefit plan was $4,432 and $3,940 at December 31, 2003 and 2002, respectively, and is included in other liabilities in the consolidated balance sheets.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

16.    Loss on Investments

In 2002, the Company recognized $2,344 of losses attributable to investments, principally associated with its investment in PurePulse Technologies, Inc. (“PurePulse”). This investment was accounted for under the cost basis of accounting and was made in conjunction with a transaction whereby the Company acquired rights to sell virus inactivation products utilizing PurePulse’s intense, pulsed light technology. Subsequent to the Company’s investment, PurePulse announced that it would suspend operations and in the third quarter of 2002, the Company recognized an impairment charge of $2,200 representing the full amount of its investment. The Company and PurePulse renegotiated their agreement in light of PurePulse’s suspension of operations. The new arrangement replaces the original development and product supply transaction with a royalty-bearing license under which the Company has exclusive rights, within its field of use, to develop, manufacture and sell virus inactivation products using the PurePulse technology.

17.    Commitments and Contingencies

The Company currently is not a party to any material legal proceeding and the Company knows of no material legal proceeding contemplated by any governmental authority.

The Company has purchase commitments totaling $28,596 at December 31, 2003.

On July 21, 1999, Amersham Pharmacia Biotech AB (“APB”) (now known as Amersham Biosciences AB) of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company’s ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve currently sold by the Company did not infringe the APB patents. APB appealed this decision and, on July 5, 2001, the British Appeals Court affirmed the decision of the High Court. On February 13, 2002, the House of Lords rejected APB’s request for leave to appeal the decision of the Appeals Court. The High Court also ruled that a discontinued product did infringe one of the APB patents. The parties settled this matter on December 30, 2002. Under the settlement, Millipore paid APB an agreed amount in respect of damages for the infringement by the discontinued product, which was recorded in Restructuring and Other, and took a license from APB under related patents.

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

As permitted under Massachusetts law and required by our corporate by-laws, we indemnify our officers and directors for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a Directors and Officers liability insurance policy that enables us to recover a portion of any future amounts paid. As there were no known or pending claims, we have not accrued a liability for these agreements as of December 31, 2003.

In the ordinary course of business, we warrant to our customers that our products will conform to our published specifications. Generally, the applicable product warranty period is one year from the date of delivery of the product to the customer or of site acceptance, if required. Additionally, we typically provide limited

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

warranties with respect to our services. From time to time, we also make other warranties to our customers, including warranties that our products are manufactured in accordance with applicable laws and not in violation of third party rights. We provide for estimated warranty costs at the time of the product sale. We believe our warranty reserve as of December 31, 2003 appropriately reflects the estimated cost of our warranty obligations.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with our suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

As part of our past acquisitions and divestitures of businesses or assets, we have provided a variety of warranties and indemnifications to the sellers and purchasers that are typical for such transactions. Typically certain of the warranties and the indemnifications expire after a defined period of time following the transaction, but certain warranties and indemnifications may survive indefinitely. In the case of our spin-off of Mykrolis, we agreed to indemnify Mykrolis against any liability associated with Millipore’s bioscience businesses, whether arising prior to or following the Distribution Date. We also retain contingent liability under certain lease agreements that were assigned to Mykrolis as part of the spin-off. The warranty and indemnification obligations noted above were grandfathered under the provisions of FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these obligations as of December 31, 2003. As of December 31, 2003, no material claims under these warranties or indemnifications have been asserted, and we do not know of any such claims being contemplated.

18.    Business Segment and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports. It also establishes standards for related disclosures about products and service, geographic areas and major customers. The Company evaluated its business activities that are regularly reviewed by the chief operating decision-makers for which separate discrete financial information is available. As a result of this evaluation, the Company determined that it has three operating segments: BioPharmaceutical, Laboratory Water and Life Sciences which are aggregated into one reporting segment.

BioPharmacuetical develops, manufactures and sells consumable products and hardware and provides related services used principally in development and manufacturing of therapeutic products. Laboratory Water and Life Sciences manufacture and sell instrumentation, consumable products and services used in drug discovery and other laboratory applications. For all three of these operating segments economic characteristics, production processes, products and services, types and classes of customers, methods of distribution and regulatory environments are similar. Accordingly, the three segments have been aggregated into one reporting segment for financial statement purposes.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following net sales table is presented in “local currencies” and reflects sales to unaffiliated customers. Local currency results represent the foreign currency balances translated, in all periods presented, at Millipore’s predetermined budgeted exchange rates for 2003, thus excluding the impact of fluctuations in the actual foreign currency rates. In addition to analyzing financial results at actual rates of exchange, management uses this presentation because the Company believes that the local currency results provide a clearer presentation of underlying business trends separate from the impact of foreign currency. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates.

The Company sells products and services detailed as follows:

	Net Sales
	2003	2002	2001
Consumable products	$596,424	$558,617	$531,321
Hardware products	140,490	143,344	135,540
Services	28,418	23,405	19,727

Total net sales in local currency	765,332	725,366	686,588
Foreign exchange	34,290	(21,115)	(29,690)

Total net sales in U.S. dollars	$799,622	$704,251	$656,898

Geographical Information:

The Company attributes net sales to different geographic areas on the basis of the location of the customer. The Company has three geographic regions. Net sales and long-lived asset (property, plant and equipment and other non-current assets) information by geographic area in U.S. dollars for each of the three years ended December 31, 2003, 2002 and 2001 and as of December 31, 2003 and 2002 is presented as follows:

	Net Sales
	2003	2002	2001
United States	$292,693	$275,582	$263,250
Other Americas	43,435	38,530	38,363

Americas	336,128	314,112	301,613

Europe	318,350	260,364	222,371

Japan	103,361	92,301	98,077
Other Asia/Pacific	41,783	37,474	34,837

Asia/Pacific	145,144	129,775	132,914

Total	$799,622	$704,251	$656,898

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

	Long-Lived Assets
	2003	2002
United States	$166,881	$155,070
Other Americas	23,118	17,767

Americas	189,999	172,837

France	58,880	36,188
Ireland	57,830	46,250
Other Europe	11,177	9,119

Europe	127,887	91,557

Japan	4,472	3,077
Other Asia/Pacific	546	3,014

Asia/Pacific	5,018	6,091

Total	$322,904	$270,485

19.    Transactions with Mykrolis

At the Separation Date, the Company and Mykrolis entered into various agreements covering a range of issues relating to the separation of Mykrolis from the Company. Among other things, these agreements provide for facilities, services, contract manufacturing and research for various periods of time and under various pricing arrangements. The expiration of some of these agreements in 2003 and 2002 did not result in a significant increase in the Company’s expenses during those years.

For the period from January 1, 2002 through the Distribution Date, net sales and services provided under the separation agreements by the Company to Mykrolis are as follows:

Net sales	$545
Cost of sales	456
Selling, general and administrative	699
Research and development	105

For the nine months from the Separation Date on March 31, 2001 through December 31, 2001, net sales and services provided under the separation agreements by the Company to Mykrolis are as follows:

Net sales	$1,898
Cost of sales	1,105
Selling, general and administrative	4,250
Research and development	1,083

20.    Subsequent Event

The Company repaid the $75.0 million 7.23% note upon maturity on March 4, 2004.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Directors of Millipore Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 32 present fairly, in all material respects, the financial position of Millipore Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 13, 2004, except for Note 20

for which the date is March 4, 2004

MILLIPORE CORPORATION

Quarterly Results (Unaudited)

The Company’s unaudited quarterly results are summarized below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands, except per share data)
2003
Net sales	$187,452	$196,367	$200,053	$215,750	$799,622
Cost of sales	82,325	88,535	91,563	106,751	369,174

Gross profit	105,127	107,832	108,490	108,999	430,448
Selling, general and administrative expenses	60,025	61,814	60,030	64,950	246,819
Research and development expenses	13,809	14,069	14,030	16,477	58,385
Restructuring and other	—	(604)	(796)	—	(1,400)

Operating income	31,293	32,553	35,226	27,572	126,644
Interest income	385	379	441	830	2,035
Interest expense	(4,148)	(4,189)	(3,980)	(4,188)	(16,505)

Income before income taxes	27,530	28,743	31,687	24,214	112,174
Provision (benefit) for income taxes	6,194	6,467	7,130	(8,413)	11,378

Net income	$21,336	$22,276	$24,557	$32,627	$100,796

Basic net income per share:	$0.44	$0.46	$0.50	$0.67	$2.08

Diluted net income per share:	$0.44	$0.46	$0.50	$0.66	$2.06

Weighted average shares outstanding
Basic	48,405	48,460	48,630	48,787	48,574
Diluted	48,537	48,834	49,356	49,416	49,046

MILLIPORE CORPORATION

Quarterly Results (Unaudited) (continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands, except per share data)
2002
Net sales	$166,632	$176,124	$175,616	$185,879	$704,251
Cost of sales	69,231	74,819	76,795	87,301	308,146

Gross profit	97,401	101,305	98,821	98,578	396,105
Selling, general and administrative expenses	54,566	54,278	54,226	55,988	219,058
Research and development expenses	12,387	13,531	12,940	13,495	52,353
Restructuring and other charges	—	500	525	99	1,124

Operating income	30,448	32,996	31,130	28,996	123,570
Loss on investments	—	—	(2,344)	—	(2,344)
Interest income	240	282	354	471	1,347
Interest expense	(5,483)	(4,610)	(4,942)	(3,946)	(18,981)

Income before income taxes	25,205	28,668	24,198	25,521	103,592
Provision for income taxes	5,545	6,307	5,324	5,615	22,791

Income from continuing operations	19,660	22,361	18,874	19,906	80,801

Income from discontinued operations, net of taxes	2,900	—	—	—	2,900

Net income	$22,560	$22,361	$18,874	$19,906	$83,701

Basic income per share:
Continuing operations	$0.41	$0.46	$0.39	$0.41	$1.68
Discontinued operations	0.06	—	—	—	0.06

Net income	$0.47	$0.46	$0.39	$0.41	$1.74

Diluted income per share:
Continuing operations	$0.40	$0.46	$0.39	$0.41	$1.67
Discontinued operations	0.06	—	—	—	0.06

Net income	$0.46	$0.46	$0.39	$0.41	$1.73

Weighted average shares outstanding
Basic	47,940	48,176	48,266	48,331	48,170
Diluted	48,580	48,476	48,405	48,475	48,448

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Amendment, dated November 18, 2003, to 1999 Stock Incentive Plan*

10.2	Amendment, dated November 18, 2003, to 1999 Stock Option Plan for Non-Employee Directors*

10.3	Amendment, dated November 18, 2003, to 1989 Stock Option Plan for Non-Employee Directors*

10.4	Amendment, dated November 18, 2003, to 1995 Employee Stock Purchase Plan*

10.5	Amendment, dated November 18, 2003, to Supplemental Savings and Retirement Plan for Key Salaried Employees of Millipore Corporation*

10.6	Form of Executive Termination Agreement with executive officers other than CEO*

10.7	Executive Termination Agreement, dated November 18, 2003, between Millipore and Francis J. Lunger*

10.8	Form of Officer Severance Agreement with executive officers other than CEO*

10.9	Officer Severance Agreement, dated November 18, 2003, between Millipore and Francis J. Lunger*

21.1	Subsidiaries of Millipore

23.1	Consent of Independent Accountants relating to the incorporation of their report on the Consolidated Financial Statements into Company’s Securities Act Registration Nos. 2-91432, 2-72124, 2-85698, 2-97280, 33-37319, 33-37323, 33-59005, 33-55613, 33-10801, 33-11790, 333-79227, 333-90127, 333-30918 and 333-103844 on Form S-8, Securities Act Registration Nos. 2-84252, 33-9706, 33-22196, 33-47213, 333-23025 and 333-80781 on Form S-3, and Securities Act Registration Nos. 33-58117 and 33-48960 on Form S-4

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A “management contract or compensatory plan”.