Form 10-Q
period 2004-03-31
MILLIPORE CORP /MA
filed 2004-05-07
CIK 66479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 or

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

As of April 23, 2004, there were 49,332,842 shares of the registrant’s Common Stock outstanding.

MILLIPORE CORPORATION

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(In thousands) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,853	$147,027
Accounts receivable, net	187,487	174,979
Inventories	138,790	137,757
Deferred income taxes	51,092	51,092
Other current assets	5,481	5,507

Total current assets	436,703	516,362
Property, plant and equipment, net	316,400	316,890
Deferred income taxes	77,226	77,226
Intangible assets, net	24,416	25,348
Goodwill	9,433	9,433
Other assets	6,000	6,014

Total assets	$870,178	$951,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$75,000
Accounts payable	52,980	60,836
Accrued expenses	62,158	69,819
Accrued retirement plan contributions	5,348	9,443
Accrued income taxes payable	9,877	7,294

Total current liabilities	130,363	222,392
Long-term debt	195,000	216,000
Other liabilities	53,098	51,840

Total liabilities	378,461	490,232

Shareholders’ equity:
Common stock	56,988	56,988
Additional paid-in capital	93,035	93,035
Retained earnings	561,213	532,872
Unearned compensation	(470)	(631)
Accumulated other comprehensive income	6,067	15,773

	716,833	698,037
Less: Treasury stock at cost, 7,697 and 8,105 shares, respectively	(225,116)	(236,996)

Total shareholders’ equity	491,717	461,041

Total liabilities and shareholders’ equity	$870,178	$951,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Quarter ended March 31,
	2004	2003
	(In thousands, except per share data) (Unaudited)
Net sales	$222,469	$187,452
Cost of sales	100,910	82,325

Gross profit	121,559	105,127
Selling, general and administrative expenses	67,782	60,025
Research and development expenses	15,997	13,809

Operating income	37,780	31,293
Interest income	416	385
Interest expense	(2,878)	(4,148)

Income before income taxes	35,318	27,530
Provision for income taxes	8,123	6,194

Net income	$27,195	$21,336

Basic income per share	$0.55	$0.44

Diluted income per share	$0.55	$0.44

Weighted average shares outstanding:
Basic	49,080	48,405
Diluted	49,889	48,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter ended March 31,
	2004	2003
	(In thousands) (Unaudited)
Cash flows from operating activities:
Net income	$27,195	$21,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,525	9,673
Change in operating assets and liabilities:
Increase in accounts receivable	(13,937)	(13,259)
Increase in inventories	(2,169)	(5,985)
Increase in other current assets	(38)	(609)
Decrease in other assets	67	926
Decrease in accounts payable and accrued expenses	(13,601)	(3,992)
Decrease in accrued retirement plan contributions	(3,991)	(3,781)
Increase in accrued income taxes	2,670	4,021
Increase in other liabilities	1,264	445

Net cash provided by operating activities	7,985	8,775

Cash flows from investing activities:
Additions to property, plant and equipment	(12,927)	(11,784)

Net cash used in investing activities	(12,927)	(11,784)

Cash flows from financing activities:
Proceeds from issuance of treasury stock under stock plans	13,011	1,710
Repayment of debt	(75,000)	—
Net (repayments) proceeds from revolver borrowings	(21,000)	147

Net cash (used in) provided by financing activities	(82,989)	1,857

Effect of foreign exchange rates on cash and cash equivalents	(5,243)	2,538

Net (decrease) increase in cash and cash equivalents	(93,174)	1,386
Cash and cash equivalents on January 1	147,027	101,242

Cash and cash equivalents on March 31	$53,853	$102,628

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

A variety of our products are used in the biotechnology market by biotechnology and pharmaceutical companies that manufacture therapeutic products based on recombinant proteins. A number of our products are used by our customers in the life science research market for drug discovery and drug development. A range of our products have general applications in the other bioscience market in non-biological pharmaceutical manufacturing, clinical and analytical laboratories, environmental monitoring and quality control.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Each fiscal year ends on December 31. Generally, each of our first three quarters in the fiscal year ends on the Saturday closest to the calendar quarter end. For reporting purposes, our first quarter has been presented in this Form 10-Q as ending on March 31.

In the opinion of our management, these financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of future trends or our operations for the entire year.

2.	Stock-based Compensation

At March 31, 2004, we have a stock-based employee compensation plan and a non-employee director stock option plan from which we currently grant stock options. We apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. There was no stock-based employee compensation expense related to the issuance of stock options as all options granted under those plans were in fixed amounts and had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based employee compensation expense related to vesting of shares of restricted stock is reflected in net income. These shares of restricted stock were granted at no cost to employees in prior years.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation for the quarters ended March 31, 2004 and 2003.

	Quarter ended March 31,
	2004	2003
Net income, as reported	$27,195	$21,336
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	160	160
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects, pro forma	(4,672)	(5,067)

Pro forma net income	$22,683	$16,429

Earnings per share:
Basic, as reported	$0.55	$0.44

Basic, pro forma	$0.46	$0.34

Diluted, as reported	$0.55	$0.44

Diluted, pro forma	$0.45	$0.34

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes model. The assumptions used in the Black-Scholes calculation for the quarter ended March 31, 2004 and 2003 included an expected life of five years, a dividend rate of zero, expected volatility of 40%, and weighted average risk-free interest rates of 3.0% for the quarter ended March 31, 2004 and 4.2% for the quarter ended March 31, 2003.

We granted stock options to purchase 1,216 shares of common stock to our employees during the quarter ended March 31, 2004, approximately 46% of which were granted to our executive officers. All of these stock options become exercisable in annual cumulative increments of 25% commencing on the first anniversary of the date of grant and all options expire no later than 10 years after the date of grant.

3.	Inventories

Inventories at March 31, 2004 and December 31, 2003, stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	March 31, 2004	December 31, 2003
Raw materials	$56,940	$58,078
Work in process	28,769	22,210
Finished goods	53,081	57,469

	$138,790	$137,757

4.	Property, Plant and Equipment

Accumulated depreciation on property, plant and equipment was $228,510 at March 31, 2004 and $222,911 at December 31, 2003.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

5.	Intangible Assets, net

Intangible assets consisted of the following at March 31, 2004 and December 31, 2003:

March 31, 2004	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
Patented and unpatented technology	$22,399	$(12,721)	$9,678	4–20 years
Trade names	18,995	(6,640)	12,355	8–20 years
Licenses and other	5,402	(3,019)	2,383	5–10 years

Total	$46,796	$(22,380)	$24,416

December 31, 2003
Patented and unpatented technology	$22,399	$(12,325)	$10,074	4–20 years
Trade names	18,995	(6,339)	12,656	8–20 years
Licenses and other	5,539	(2,921)	2,618	5–10 years

Total	$46,933	$(21,585)	$25,348

Amortization expense for the quarters ended March 31, 2004 and 2003 was $794 and $835, respectively.

The estimated aggregate amortization expense for intangible assets owned as of March 31, 2004 for each of the five succeeding years is as follows:

Remainder of 2004	$2,456
2005	3,022
2006	2,950
2007	1,970
2008	1,857
Thereafter	12,161

$24,416

6.	Notes Payable

We repaid the $75,000 7.23% note upon maturity on March 4, 2004.

7.	Employee Retirement Plans

The following table summarizes the funded status of the U.S. Employee Retirement Plans at March 31, 2004, based on Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service (benefit) cost	$(106)	$(69)	$138	$180
Interest cost	320	243	187	258
Expected return on plan assets	(283)	(180)	—	—
Amortization of prior service cost	2	2	—	—
Amortization of net loss	192	154	—	—

Net periodic benefit cost	$125	$150	$325	$438

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

As we previously disclosed in our financial statements for the year ended December 31, 2003, we expect to contribute $932 to our U.S. pension plan and $481 to our other post-retirement medical and life insurance plan in 2004. As of March 31, 2004, $169 of contributions have been made to our U.S. pension plan and $121 of contributions have been made to our post-retirement medical and life insurance plan.

8.	Basic and Diluted Earnings per Share

In addition to the 49,080 and 48,405 weighted average shares outstanding at March 31, 2004 and March 31, 2003, respectively, there were stock options and restricted stock for 809 and 132 shares that had a dilutive effect during the quarters ended March 31, 2004 and March 31, 2003, respectively. Including the dilutive effect of the stock options and restricted stock, there were 49,889 and 48,537 weighted average shares outstanding on a diluted basis for the quarters ended March 31, 2004 and March 31, 2003, respectively.

Outstanding stock options with exercise prices in excess of the average fair value of our common stock for the related period were excluded from the calculation of diluted earnings per share, because their inclusion would have been antidilutive. At March 31, 2004 and March 31, 2003, 2,444 and 3,150, respectively, of such outstanding stock options were excluded from the calculation of diluted earnings per share. These options could be dilutive in the future.

9.	Comprehensive Income

The following table sets forth the components of comprehensive income, net of taxes:

	Quarter ended March 31,
	2004	2003
Net unrealized gain on securities available for sale	$21	$15
Foreign currency translation adjustments	(9,727)	5,618

Other comprehensive (loss) income	(9,706)	5,633
Net income	27,195	21,336

Total comprehensive income	$17,489	$26,969

10.	Commitments and Contingencies

During the first quarter of 2004, we entered into new long-term supply agreements with two of our vendors. These vendors supply us with certain of our critical raw materials. Both of these supply agreements expire in 2008. These supply agreements require us to pay a minimum of $7,173 during the period of March 31, 2004 through December 31, 2008.

Also during the first quarter of 2004, issues arose under our tax sharing agreement relating to the inclusion of Mykrolis Corporation (“Mykrolis”), our former subsidiary in our consolidated tax return for portions of 2001 and 2002. We have made a payment to Mykrolis of $1,255 with respect to these issues. Mykrolis has questioned whether this amount is sufficient to resolve the issues. We are investigating the matter and expect a resolution by year end. As part of that resolution there could be an additional obligation owing to Mykrolis.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

11.	New Accounting Pronouncements

In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. We have elected to defer the accounting for the Act until authoritative guidance on the accounting for the federal subsidy is issued.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. It explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46R”). FIN 46R replaces FIN 46 and revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with respect to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46R did not have an impact on our condensed consolidated financial statements.

12.	Subsequent Event

On April 28, 2004, Francis J. Lunger announced that he will be stepping down as President and CEO of Millipore when his replacement has been named and before March 1, 2005. In connection with Mr. Lunger’s separation agreement, we expect to record expense of approximately $3,000 relating to severance, bonus and related benefits which will be recognized over his remaining service period and a range of approximately $2,000 to $8,000 relating to stock options. Of the compensation expense amount relating to stock options, approximately $2,000 will be recorded over his remaining service period and the remainder will be recorded upon his separation. The amount of expense relating to stock options will depend upon the timing of the exercise of his stock options.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Basis of Presentation

In this Form 10-Q, unless the context otherwise requires, the terms “Millipore”, “our”, “us” and “we” shall mean Millipore Corporation and its subsidiaries.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2003. Throughout this discussion, reference will be made to “local currencies”. Local currency results represent the foreign currency balances translated to U.S. dollars, in all periods presented, at Millipore’s predetermined budgeted exchange rates for 2004, thus excluding the impact of fluctuations in the actual foreign currency rates. In addition to analyzing financial results at actual rates of exchange, management uses this presentation because we believe that the local currency results provide a presentation of underlying business trends separate from the impact of foreign currency. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates. Each fiscal year ends on December 31. Generally, each of our first three quarters in the fiscal year ends on the Saturday closest to the calendar quarter end. For reporting purposes, our first quarter has been presented in this Form 10-Q as ending on March 31.

Executive Summary

During the quarter ended March 31, 2004 (the “first quarter of 2004”) as compared with the quarter ended March 31, 2003 (the “first quarter of 2003”), sales growth was 18.7% comprised of 10.2% growth in local currencies and an 8.5% foreign currency impact. In our first quarter of 2004, we realized sales growth in all three of the markets that we serve, biotechnology, life science research and other bioscience. The increase in sales was due to improving worldwide economies that increased laboratory research spending as well as to an increase in demand for our products by biotechnology customers. Operating income as a percent of sales was 17.0% in the first quarter of 2004 as compared with 16.7% in the first quarter of 2003. The primary reason for the increase in profitability during the first quarter of 2004 was that operating expenses grew at a slower rate than our sales. On March 4, 2004, we repaid the $75.0 million note that became due on that date.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our most critical accounting policies had a significant impact on the preparation of these condensed consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continue to have the same critical accounting policies and estimates as we described in Item 7, on page 14, in our Annual Report on Form 10-K for the year ended December 31, 2003. Those policies and estimates were identified as those relating to revenue recognition, allowance for doubtful accounts, inventory valuation analysis, valuation of long-lived assets, income tax provision, employee retirement plans and our intention to refinance short-term debt on a long-term basis. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Results of Operations

Net Sales

The following discussion of net sales summarizes sales growth by the markets in which our products were used, by the geographies in which our products were sold, and by product types.

Net Sales by Market

We sell our products into the biotechnology, life science research and other bioscience markets. Net sales growth (first quarter of 2004 as compared with the first quarter of 2003) by market, is summarized in the table below.

	Local currencies (in thousands)		Percent sales growth
	2004	2003
Biotechnology	$69,985	$61,100	14.5%
Life Science Research	29,914	26,512	12.8%
Other Bioscience	102,723	96,189	6.8%

Total local currency net sales	202,622	183,801	10.2%
Foreign exchange	19,847	3,651

Total U.S. dollar net sales	$222,469	$187,452	18.7%

	% of sales in local currency
	2004	2003
Biotechnology	34%	33%
Life Science Research	15%	15%
Other Bioscience	51%	52%

Total	100%	100%

Local currency sales growth of 14.5% in the biotechnology market during the first quarter of 2004 as compared with the first quarter of 2003 was primarily due to an 18.0% increase in sales of consumables being partially offset by a 2.5% decline in sales of hardware. The increase in sales of consumables was largely due to demand for chromatography media and filters used in purification and sterile filtration applications. This demand was driven by increased campaigns of marketed biotechnology drugs, campaigns of drugs approved for market in the first quarter of 2004, and start-up and validation of new customer production lines. Hardware sales can fluctuate significantly as they are driven by customer timing for capacity expansion.

Local currency sales growth was 12.8% in the life science research market during the first quarter of 2004 as compared with the first quarter of 2003, was primarily due to increased sales of our consumables. This market is sensitive to worldwide economic conditions. The improvement of those conditions in the first quarter of 2004 as compared with the first quarter of 2003 contributed to the strong growth. In addition, we saw an increase in pharmaceutical research and development spending. Our consumable products are often used in research activities conducted by pharmaceutical companies that have a need for high throughput screening of drug targets.

Local currency sales growth of 6.8% in the other bioscience market during the first quarter of 2004 as compared with the first quarter of 2003 was primarily due to increased sales of our consumables that are used in laboratories. This market is particularly sensitive to worldwide economic conditions. Accordingly, the improved worldwide economic condition contributed to our sales growth as well as increased demand for laboratory water purification systems and basic laboratory supplies.

Net Sales by Geography

Sales growth (first quarter of 2004 as compared with the first quarter of 2003) by geography, is summarized in the table below.

	U.S. dollars (in thousands)		Percent sales growth
	2004	2003
Americas	$89,009	$77,922	14.2%
Europe	90,394	74,403	21.5%
Asia/Pacific	43,066	35,127	22.6%

Total U.S. dollar net sales	$222,469	$187,452	18.7%

	Local currencies (in thousands)		Percent sales growth
	2004	2003
Americas	$88,677	$78,211	13.4%
Europe	74,063	69,821	6.1%
Asia/Pacific	39,882	35,769	11.5%

Total local currency net sales	202,622	183,801	10.2%
Foreign exchange	19,847	3,651

Total U.S. dollar net sales	$222,469	$187,452	18.7%

	% of total sales in U.S. dollars		% of total sales in local currencies
	2004	2003	2004	2003
Americas	40%	42%	44%	43%
Europe	41%	40%	36%	38%
Asia/Pacific	19%	18%	20%	19%

Total	100%	100%	100%	100%

The sales growth during the first quarter of 2004, measured in local currency, was higher in the Americas and Asia/Pacific than in Europe. The Americas achieved sales growth of 23.1% to its customers that operate in the biotechnology market and sales growth of 21.9% to its customers that operate in the life science research market compared to minimal sales growth in the other bioscience market. The increase in sales in the U.S. was primarily due to the improving economic environment as well as increased pharmaceutical and biotechnology spending on laboratory supplies and process consumables. The increase in sales, in local currencies, to customers in Europe was due to a slowly improving European economy and increased laboratory activities by customers within the other bioscience market that are focused on environmental, public health, clinical and university sectors. The increase in sales within the Asia/Pacific region was due to increased government funding of biotechnology initiatives in Japan and increased spending by pharmaceutical customers throughout the region.

During the first quarter of 2004, the U.S. dollar continued to weaken on average against a number of foreign currencies. A weaker U.S. dollar will positively impact U.S. dollar sales growth. The impact of translating foreign currency sales, primarily those made in the European currencies, to the U.S. dollar, improved the reported sales growth rate by approximately 850 basis points in the first quarter of 2004. Since we have a higher percentage of our sales in Europe than Asia, weakening of the dollar against the European currencies will have a larger impact on our sales. The U.S. dollar weakened against the Euro on average by approximately 14% and against the Yen by approximately 10% during the first quarter of 2004 as compared with the first quarter of 2003.

Net Sales by Product Type

We sell consumables, hardware and services. Net sales growth by product type, for the first quarter of 2004 as compared with the first quarter of 2003, is summarized in the table below.

	Local currencies (in thousands)		Percent sales growth
	2004	2003
Consumables	$160,533	$143,416	11.9%
Hardware	33,949	33,461	1.5%
Services	8,140	6,924	17.6%

Total local currency net sales by product	202,622	183,801	10.2%
Foreign exchange	19,847	3,651

Total U.S. dollar net sales by product	$222,469	$187,452	18.7%

	% of sales in local currency
	2004	2003
Consumables	79%	78%
Hardware	17%	18%
Services	4%	4%

Total	100%	100%

Our mix of revenue by product type has stayed consistent over the last several quarters. Sales of our consumables increased across all geographies and within each market during the first quarter of 2004 as compared with the first quarter of 2003. The sales growth of hardware was a result of 17.8% sales growth to customers in the life science research market which was largely offset by a 2.5% decline in sales of hardware in the biotechnology market. The strong growth in the sales of services in the first quarter of 2004 was achieved across all markets. This increase is due to service revenues associated with the installed base of water filtration systems as well as increased validation support services to our biotechnology and pharmaceutical customers.

Gross Profit Margins

Gross profit margin percentages were 54.6% in the first quarter of 2004 as compared with 56.1% in the first quarter of 2003. The change in our gross profit margin percentage for the first quarter of 2004 as compared with the first quarter of 2003 was mainly due to underutilized capacity and higher depreciation expense being only partially offset by increased sales of our higher margin consumables. Over the past several quarters, we expanded and upgraded our production facilities as we prepare to meet the future needs of our customers.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased $7.8 million, or 12.9%, in the first quarter of 2004 as compared with the first quarter of 2003. The increase during the first quarter of 2004 was primarily due to $5.0 million of unfavorable foreign exchange translation and increased local currency employee compensation costs of $2.7 million offset by reductions in other expenses. As a percentage of sales, SG&A expenses decreased from 32.0% to 30.5%.

Research and development (“R&D”) expenses increased $2.2 million, or 15.8%, in the first quarter of 2004 as compared with the first quarter of 2003. As a percentage of sales, R&D expenses decreased from 7.4% to 7.2%. The increase during the first quarter of 2004 was mainly due to increased spending on R&D programs and

$0.7 million of unfavorable foreign exchange translation. The R&D programs are focused on the needs of our customers for new and enhanced products for purification and tools which will improve the laboratory drug discovery process.

Net Interest Expense

Net interest expense decreased $1.3 million in the first quarter of 2004 as compared with the first quarter of 2003. The lower net interest expense was principally a result of lower average debt outstanding. On March 4, 2004, we repaid our $75.0 million 7.23% note with cash. During the first quarter of 2004, the weighted average interest rate on the revolving credit agreement was approximately 2.2%.

Provision for Income Taxes

Our effective tax rate on net income for the first quarter of 2004 was 23.0% as compared with 22.5% during the first quarter of 2003. The effective annual tax rate for 2004 is expected to be 23.0%. The 2003 full year tax rate of 10.1% included a fourth quarter non-recurring reversal of a tax valuation allowance which was partially offset by an increase in tax reserves. Without this valuation allowance reversal and tax reserve increase, the 2003 tax rate would have been 20.8% for the year. The tax rate increase from 20.8% to 23.0% is due to the expected faster growth of profits in higher tax jurisdictions compared to those in lower tax jurisdictions.

Market Risk

We are exposed to market risks, which include changes in foreign currency exchange rates and credit risk. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in sales, net income and assets and liabilities denominated in currencies other than the U.S. dollar. The potential change in foreign currency exchange rates offers a substantial risk to us, as approximately 55% of our business is conducted outside of the United States, generally in foreign currencies. Most of our products are manufactured in the U.S., Europe and the United Kingdom and then sold to other countries. Our primary foreign currency exposures relate to adverse changes in the relationships of the U.S. dollar to the Euro, British Pound and the Yen. Exposure exists when the functional currency of a buying entity weakens against the functional currency of the selling entity, thus causing an increase of the product cost to the buying entity. This adversely affects our consolidated gross profit and net income. The effect of this exposure is mitigated within Europe and the United Kingdom as a result of the significant level of manufacturing done in those countries. The deterioration of the Yen against the U.S. dollar could have a greater effect on the consolidated earnings because minimal manufacturing is done in Japan and all purchases are sourced from other Millipore sites.

Our risk management strategy currently uses forward contracts to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses resulting from the forward contracts that hedge these exposures. Principal hedged currencies include the Euro, Japanese Yen and British Pound currencies. The periods of these forward contracts typically span less than three months. We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $85.2 million at March 31, 2004. The fair value of these contracts was a loss of $2.5 million at March 31, 2004. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments. Although we attempt to manage our foreign currency exchange risk through the above activities, when the U.S. dollar weakens against other currencies in which we transact business, generally sales and net income will be positively but not proportionately impacted.

Credit Risk

We are exposed to concentrations of credit risk in cash and cash equivalents and trade receivables. Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. Trade receivables credit risk exposure is limited due to the large number of established customers and their dispersion across different geographies.

Capital Resources and Liquidity

Cash flow provided from operations was $8.0 million in the first quarter of 2004 as compared with $8.8 million in the first quarter of 2003. The lower cash flow from operations in 2004 is primarily due to the timing of our remittance of interest payments due on our debt. During the first quarter of 2004, we used cash to pay interest that accrued during the first quarter while in 2003 this payment did not occur until the beginning of the second quarter.

Accounts receivable increased $13.9 million at March 31, 2004 as compared with December 31, 2003. The increase in accounts receivable resulted in an increase in days sales outstanding (“DSO”) of 4 days, as DSO increased from 71 days at December 31, 2003 to 75 days at March 31, 2004, as measured in local currency. The increase in accounts receivable was principally in Europe. Typically, Europe’s lowest DSO of any quarter-end is at December 31.

Inventory increased $2.2 million at March 31, 2004 as compared with December 31, 2003. The increase in inventory was primarily a result of increased work-in-process related to ramp up in manufacturing activity in anticipation of future sales levels.

A portion of the operating cash flow during the first quarter of 2004 was used in investing activities that included the purchase of property, plant and equipment. We purchased $12.9 million of property, plant and equipment during the first quarter of 2004 and we expect to purchase an additional $52 million to $57 million during the remainder of 2004. Our 2004 additions are driven principally by our continued need to upgrade and add manufacturing capacity and to expand our campus in France. During the first quarter of 2004, we substantially completed the construction of our new facility in Jaffrey, New Hampshire. This new facility will manufacture filtration membrane that will be used in purification devices.

Cash flows used in financing activities during the first quarter of 2004 were principally a result of us repaying the $75.0 million 7.23% note that became due in March 2004 and repaying an additional $21.0 million of prior borrowings made under our credit agreement being only partially offset by us receiving $13.0 million from employees exercising stock options and purchasing shares of our common stock in accordance with our Employees’ Stock Purchase Plan (“ESPP”). During the first quarter of 2003, we received $1.7 million from employees exercising stock options and purchasing shares of our common stock in accordance with our ESPP. The increased cash from employees exercising stock options and purchasing shares of our common stock in accordance with our ESPP was largely related to the increase in our stock price. In general, as our stock price increases, many of our employees may exercise their vested stock options which will provide us with cash that is equal to the exercise price of their stock option.

We expect to continue using cash flows from operations to invest in capital projects, to reduce debt and/or to fund possible acquisitions. We believe that our balances of cash and cash equivalents, cash flows expected to be generated by future operating activities, our ready access to capital markets for competitively priced instruments and funds available under our revolving credit agreement will be sufficient to meet our cash requirements over the next twelve to twenty-four months.

Legal Proceedings

We currently are not a party to any material legal proceeding and we do not know of any contemplated material legal proceeding.

New Accounting Pronouncement

In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. We have elected to defer the accounting for the Act until authoritative guidance on the accounting for the federal subsidy is issued.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. It explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN 46R). FIN 46R replaces FIN 46 and revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46R did not have an impact on our condensed consolidated financial statements.

Forward-Looking Statements

The matters discussed in this Form 10-Q, as well as in future oral and written statements by our management, that are forward-looking statements are based on our current management expectations. These expectations involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include without limitation the risk factors and uncertainties described in our Form 10-K for the year ended December 31, 2003.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is set forth under the heading “Market Risk” in Management’s Discussion and Analysis contained in this Form 10-Q which information is hereby incorporated by reference.

Item 4.	Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits Filed or Furnished Herewith.

Exhibits Filed Herewith

3(ii)	By Laws, as amended

10.1	Transition Services Agreement between Millipore Corporation and Francis J. Lunger

31.1	Certification of Chief Executive Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits Furnished Herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission:

On January 26, 2004, we furnished a Form 8-K that included a copy of our January 26, 2004 press release related to our financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLIPORE CORPORATION

	Signature	Title	Date

By:	/S/ KATHLEEN B. ALLEN Kathleen B. Allen	Vice President and Chief Financial Officer	May 7, 2004

By:	/S/ DONALD B. MELSON Donald B. Melson	Corporate Controller (Chief Accounting Officer)	May 7, 2004

Exhibit Index

Exhibit Number	Exhibit Title

3(ii)	By Laws, as amended

10.1	Transition Services Agreement between Millipore Corporation and Francis J. Lunger

31.1	Certification of Chief Executive Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002