Form 10-Q
period 2004-07-03
MILLIPORE CORP /MA
filed 2004-08-06
CIK 66479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2004

or

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

Rule 12b-2).    Yes  ☒    No  ☐

As of July 23, 2004, there were 49,581,464 shares of the registrant’s Common Stock outstanding.

MILLIPORE CORPORATION

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3, 2004	December 31, 2003
	(In thousands) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,117	$147,027
Accounts receivable, net	187,997	174,979
Inventories	139,237	137,757
Deferred income taxes	51,092	51,092
Other current assets	9,278	5,507

Total current assets	481,721	516,362
Property, plant and equipment, net	320,886	316,890
Deferred income taxes	77,226	77,226
Intangible assets, net	23,832	25,348
Goodwill	9,433	9,433
Other assets	5,496	6,014

Total assets	$918,594	$951,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$75,000
Accounts payable	56,433	60,836
Accrued expenses	69,200	69,819
Accrued retirement plan contributions	6,999	9,443
Accrued income taxes payable	10,022	7,294

Total current liabilities	142,654	222,392
Long-term debt	190,000	216,000
Other liabilities	52,122	51,840

Total liabilities	384,776	490,232

Shareholders’ equity:
Common stock	56,988	56,988
Additional paid-in capital	93,035	93,035
Retained earnings	590,806	532,872
Unearned compensation	(312)	(631)
Accumulated other comprehensive income	10,122	15,773

	750,639	698,037
Less: Treasury stock at cost	(216,821)	(236,996)

Total shareholders’ equity	533,818	461,041

Total liabilities and shareholders’ equity	$918,594	$951,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	$224,668	$196,367	$447,137	$383,819
Cost of sales	103,241	88,535	204,151	170,860

Gross profit	121,427	107,832	242,986	212,959
Selling, general and administrative expenses	66,976	61,814	134,758	121,839
Research and development expenses	16,037	14,069	32,034	27,878
Restructuring and other	—	(604)	—	(604)

Operating income	38,414	32,553	76,194	63,846
Interest income	225	379	641	764
Interest expense	(2,101)	(4,189)	(4,979)	(8,337)

Income before income taxes	36,538	28,743	71,856	56,273
Provision for income taxes	8,044	6,467	16,167	12,661

Net income	$28,494	$22,276	$55,689	$43,612

Basic income per share	$0.58	$0.46	$1.13	$0.90

Diluted income per share	$0.57	$0.46	$1.11	$0.90

Weighted average shares outstanding:
Basic	49,424	48,460	49,251	48,432
Diluted	50,305	48,834	50,092	48,676

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	July 3, 2004	June 28, 2003
	(In thousands) (Unaudited)
Cash flows from operating activities:
Net income	$55,689	$43,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,431	19,642
Restructuring and other	—	(604)
Compensation expense related to stock options	782	320
Change in operating assets and liabilities:
Increase in accounts receivable	(14,890)	(8,097)
Increase in inventories	(2,177)	(10,493)
Increase in other current assets	(3,794)	(1,486)
Decrease in other assets	300	966
Decrease in accounts payable and accrued expenses	(4,574)	(1,187)
Decrease in accrued retirement plan contributions	(2,384)	(2,348)
Increase in accrued income taxes	2,788	1,361
Increase in other liabilities	421	2,119

Net cash provided by operating activities	53,592	43,805

Cash flows from investing activities:
Additions to property, plant and equipment	(25,549)	(28,011)

Net cash used in investing activities	(25,549)	(28,011)

Cash flows from financing activities:
Proceeds from issuance of treasury stock under stock plans	22,404	4,029
Repayment of debt	(75,000)	—
Net repayments of revolver borrowings	(26,000)	(6,244)

Net cash used in financing activities	(78,596)	(2,215)

Effect of foreign exchange rates on cash and cash equivalents	(2,357)	6,053

Net (decrease) increase in cash and cash equivalents	(52,910)	19,632
Cash and cash equivalents at beginning of period	147,027	101,242

Cash and cash equivalents at end of period	$94,117	$120,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. General

Millipore Corporation (“Millipore”, “our” or “we”) is a multinational bioscience company that provides technologies, tools and services for the discovery, development and production of therapeutic drugs and for other purposes. We serve customers in the worldwide biotechnology, life science research and other bioscience markets with a variety of products and services used in the purification, separation and analysis of fluids. Our products are based on a variety of enabling technologies, including membrane filtration and chromatography.

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

Certain reclassifications have been made to prior year’s financial statements to conform to the 2004 presentation.

Our interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The second fiscal quarters for 2004 and 2003 ended on July 3, 2004 and June 28, 2003, respectively.

In the opinion of our management, these financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of future trends or our operations for the entire year.

2. Stock-based Compensation

At July 3, 2004, we have a stock-based employee compensation plan and a non-employee director stock option plan from which we currently grant stock options. We apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. Stock-based employee compensation expense was recorded in net income during the quarter ended July 3, 2004 in relation to the CEO separation agreement. Stock-based employee compensation expense related to vesting of shares of restricted stock is reflected in net income. These shares of restricted stock were granted at no cost to employees in prior years.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation for the three and six months ended July 3, 2004 and June 28, 2003.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

	Three Months Ended		Six months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income, as reported	$28,494	$22,276	$55,689	$43,612

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	622	160	782	320

Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects, pro forma	(5,471)	(5,066)	(10,143)	(10,133)

Pro forma net income	$23,645	$17,370	$46,328	$33,799

Earnings per share:
Basic, as reported	$0.58	$0.46	$1.13	$0.90

Basic, pro forma	$0.48	$0.36	$0.94	$0.70

Diluted, as reported	$0.57	$0.46	$1.11	$0.90

Diluted, pro forma	$0.47	$0.36	$0.92	$0.69

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes model. The assumptions used in the Black-Scholes calculation for the three and six months ended July 3, 2004 and June 28, 2003 included an expected life of five years, a dividend rate of zero, expected volatility of 40%, and weighted average risk-free interest rates of 3.0% for the three and six months ended July 3, 2004 and 4.2% for the three and six months ended June 28, 2003.

3. Inventories

Inventories at July 3, 2004 and December 31, 2003, stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	July 3, 2004	December 31, 2003
Raw materials	$41,285	$44,062
Work in process	42,537	36,226
Finished goods	55,415	57,469

	$139,237	$137,757

4. Property, Plant and Equipment

Accumulated depreciation on property, plant and equipment was $238,021 at July 3, 2004 and $222,911 at December 31, 2003.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

5. Intangible Assets, net

Intangible assets consisted of the following at July 3, 2004 and December 31, 2003:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
July 3, 2004
Patented and unpatented technology	$22,399	$(13,155)	$9,244	4 – 20 years
Trade names	19,206	(6,944)	12,262	8 – 20 years
Licenses and other	5,458	(3,132)	2,326	5 – 10 years

Total	$47,063	$(23,231)	$23,832

December 31, 2003
Patented and unpatented technology	$22,399	$(12,325)	$10,074	4 – 20 years
Trade names	18,995	(6,339)	12,656	8 – 20 years
Licenses and other	5,539	(2,921)	2,618	5 – 10 years

Total	$46,933	$(21,585)	$25,348

Amortization expense for the six months ended July 3, 2004 and June 28, 2003 was $1,647 and $1,690, respectively.

The estimated aggregate amortization expense for intangible assets owned as of July 3, 2004 for each of the five succeeding years is as follows:

Remainder of 2004	$1,646
2005	3,141
2006	3,141
2007	2,124
2008	1,900
Thereafter	11,880

$23,832

6. Notes Payable

We repaid the $75,000 7.23% note upon maturity on March 4, 2004.

7. Employee Retirement Plans

The following tables summarize the funded status of the U.S. Employee Retirement Plans at July 3, 2004 and June 28, 2003, based on SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”

	Pension Benefits
	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Components of net periodic benefit cost:
Service cost	$(106)	$(69)	$(212)	$(138)
Interest cost	320	243	640	486
Expected return on plan assets	(283)	(180)	(566)	(360)
Amortization of prior service cost	2	2	4	4
Amortization of net loss	192	154	384	308

Net periodic benefit cost	$125	$150	$250	$300

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Components of net periodic benefit cost:
Service benefit	$138	$180	$276	$360
Interest cost	187	258	374	516

Net periodic benefit cost	$325	$438	$650	$876

As we previously disclosed in our financial statements for the year ended December 31, 2003, we expect to contribute $932 to our U.S. pension plan and $481 to our other post-retirement medical and life insurance plan in 2004. As of July 3, 2004, $394 of contributions have been made to our U.S. pension plan and $243 of contributions have been made to our post-retirement medical and life insurance plan.

8. Basic and Diluted Earnings per Share

The following table presents share information used to calculate earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Weighted average common shares outstanding for basic EPS	49,424	48,460	49,251	48,432
Dilutive effect of stock options	856	363	817	234
Dilutive effect of restricted stock	25	11	24	10

Weighted average common shares outstanding for diluted EPS	50,305	48,834	50,092	48,676

For the three months ended July 3, 2004 and June 28, 2003, outstanding stock options of 1,751 and 2,895, respectively, with purchase prices in excess of the Company’s average common stock fair value for the related period, were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the six months ended July 3, 2004 and June 28, 2003, outstanding stock options of 2,690 and 3,051, respectively, with purchase price in excess of the Company’s average common stock fair value for the related period, were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. Antidilutive options could become dilutive in the future.

9. Comprehensive Income

The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net unrealized (loss) gain on securities available for sale	$(10)	$(9)	$11	$6
Foreign currency translation adjustments	4,065	15,269	(5,662)	20,887

Other comprehensive income (loss)	4,055	15,260	(5,651)	20,893
Net income	28,494	22,276	55,689	43,612

Total comprehensive income	$32,549	$37,536	$50,038	$64,505

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

10. Commitments and Contingencies

During the first quarter of 2004, we entered into new long-term supply agreements with two of our vendors. These vendors supply us with certain of our critical raw materials. Both of these supply agreements expire in 2008. These supply agreements require us to purchase a minimum of $10,417 during the period of July 3, 2004 through December 31, 2008.

Also during the first quarter of 2004, issues arose under our tax sharing agreement relating to the inclusion of Mykrolis Corporation (“Mykrolis”), our former subsidiary, in our consolidated tax return for portions of 2001 and 2002. We have made a payment to Mykrolis of $1,255 with respect to these issues. Mykrolis has questioned whether this amount is sufficient to resolve the issues. We are investigating the matter and expect a resolution by year end. As part of that resolution there could be an additional obligation owing to Mykrolis.

11. Transactions with Related Parties and Affiliates

On April 28, 2004, Francis J. Lunger announced that he will be stepping down as President and CEO of Millipore when his replacement has been named but before March 1, 2005. In connection with Mr. Lunger’s separation agreement, we expect to record expense of approximately $3,000 relating to severance, bonus and related benefits which will be recognized over his remaining service period. We also expect to record additional compensation expense of approximately $2,000 to $7,000 relating to stock options, of which approximately $2,000 will be recorded over his remaining service period and the remainder will be recorded upon his separation. The amount of expense, within the above range relating to stock options, will depend upon the timing of the exercise of his stock options. We accrued a total of $1,300 during the second quarter related to this separation agreement.

12. New Accounting Pronouncements

In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. We have elected to defer the accounting for the Act until authoritative guidance on the accounting for the federal subsidy is issued and are assessing the impact.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2003. Throughout this discussion, reference will be made to “constant currencies”, previously referred to as “local currencies” in our Annual Report on Form 10-K for the year ended December 31, 2003. Constant currency results represent the foreign currency balances translated to U.S. dollars, in all periods presented, at Millipore’s predetermined budgeted exchange rates for 2004, thus excluding the impact of fluctuations in the actual foreign currency rates. In addition to analyzing financial results at actual rates of exchange, management uses this presentation because we believe that the constant currency results provide a clearer presentation of underlying business trends separate from the impact of foreign currency. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates. Our interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The second fiscal quarters for 2004 and 2003 ended on July 3, 2004 and June 28, 2003, respectively.

Executive Summary

During the three months ended July 3, 2004 (the “second quarter of 2004”) as compared with the three months ended June 28, 2003 (the “second quarter of 2003”), sales growth was 14.4% comprised of 11.0% growth in constant currencies and a 3.4% foreign currency impact. In the second quarter of 2004, we realized sales growth in all three of the markets that we serve, biotechnology, life science research and other bioscience. The increase in sales was due to improving worldwide economies that increased laboratory research spending as well as increased demand for our products by biotechnology customers. Operating income as a percent of sales was 17.1% in the second quarter of 2004 as compared with 16.6% in the second quarter of 2003. The primary reason for the increase in profitability during the second quarter of 2004 was that operating expenses grew at a slower rate than our sales as we continued to leverage our worldwide infrastructure. The increased profitability combined with on-going programs to control working capital resulted in strong operating cash flow that continues to be invested in increased productive capacity and debt reduction. The business dynamics for the six month period ended July 3, 2004 were similar to those in the second quarter of 2004. However, we expect the sales growth in the second half of 2004 to be less than the sales growth in the first half of 2004, although the amount can not be determined at this time.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our most critical accounting policies had a significant impact on the preparation of these condensed consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continue to have the same critical accounting policies and estimates as we described in Item 7, on page 14, in our Annual Report on Form 10-K for the year ended December 31, 2003. Those policies and estimates were identified as those relating to revenue recognition, allowance for doubtful accounts, inventory valuation analysis, valuation of long-lived assets, income tax provision, employee retirement plans and our intention to refinance short-term debt on a long-term basis. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Results of Operations

Second Quarter of 2004 Compared to the Second Quarter of 2003

Net Sales

The following discussion of net sales summarizes sales growth by the markets in which our products were used, by the geographies in which our products were sold, and by product types.

Net Sales by Market

We sell our products into the biotechnology, life science research and other bioscience markets. Net sales growth (second quarter of 2004 as compared with the second quarter of 2003) by market, is summarized in the table below.

	Constant currencies (in thousands)		Percent sales growth
	2004	2003
Biotechnology	$76,657	$63,535	20.7%
Life Science Research	28,702	26,345	8.9%
Other Bioscience	103,848	98,651	5.3%

Total constant currency net sales	209,207	188,531	11.0%
Foreign exchange	15,461	7,836

Total U.S. dollar net sales	$224,668	$196,367	14.4%

	% of sales in constant currency
	2004	2003
Biotechnology	37%	34%
Life Science Research	14%	14%
Other Bioscience	49%	52%

Total	100%	100%

Constant currency sales growth of 20.7% in the biotechnology market during the second quarter of 2004 as compared with the second quarter of 2003 was primarily due to a 24% growth in consumables sales driven principally by chromatography media sales. This demand was a result of increased manufacturing campaigns of marketed biotechnology drugs, as well as the start-up and validation of new customer production lines and their processes. Hardware sales to biotechnology customers grew approximately 5%. Sales of hardware can fluctuate significantly as they are driven by customer timing for capacity expansion.

Constant currency sales growth was 8.9% in the life science research market during the second quarter of 2004 as compared with the second quarter of 2003, primarily due to increased sales of consumables. This market is sensitive to worldwide economic conditions as well as life science research funding in both public and private institutions. The continued improvement of those conditions in the second quarter of 2004 as compared with the second quarter of 2003 contributed to the strong growth of the laboratory supply market particularly in the United States. Further, the economy, capital markets and private equity environment in the U.S. have improved thereby strengthening demand for life science research tools. In addition, we saw an increase in pharmaceutical research and development spending in all regions. Finally, bio-defense related research continues to grow especially in the United States.

Constant currency sales growth of 5.3% in the other bioscience market during the second quarter of 2004 as compared with the second quarter of 2003 was primarily due to increased sales of our consumables and laboratory water purification instruments. These products are used in basic research, clinics, microbial monitoring as well as testing, environmental, chemical and biological applications. Our laboratory water products continued to have strong growth driven by the introduction of new products, the build out of new laboratories, and the general increase in spending by pharmaceutical customers.

Net Sales by Geography

Sales growth by geography for the second quarter of 2004 as compared with the second quarter of 2003 is summarized in the table below.

	U.S. dollars (in thousands)		Percent sales growth
	2004	2003
Americas	$97,000	$84,510	14.8%
Europe	87,334	76,047	14.8%
Asia/Pacific	40,334	35,810	12.6%

Total U.S. dollar net sales	$224,668	$196,367	14.4%

	Constant currencies (in thousands)		Percent sales growth
	2004	2003
Americas	$96,856	$84,425	14.7%
Europe	74,240	68,028	9.1%
Asia/Pacific	38,111	36,078	5.6%

Total constant currency net sales	209,207	188,531	11.0%
Foreign exchange	15,461	7,836

Total U.S. dollar net sales	$224,668	$196,367	14.4%

	% of total sales in U.S. dollars		% of total sales in constant currencies
	2004	2003	2004	2003
Americas	43%	43%	46%	45%
Europe	39%	39%	36%	36%
Asia/Pacific	18%	18%	18%	19%

Total	100%	100%	100%	100%

The U.S., which comprises over 90% of the total Americas, achieved sales growth of 15.1% during the second quarter of 2004 as compared to the second quarter of 2003, driven by strong sales of chromatography media consumables to our large biotechnology customers. In addition, U.S. sales of life science research consumables benefited as biotechnology and pharmaceutical customers increased spending on drug discovery research projects. Improving economies in the U.S. also helped stimulate growth in private and publicly funded laboratories. The increase in sales, in constant currencies, to customers in Europe was due to a slowly improving European economy and increased laboratory activities by customers within the other bioscience market in environmental, public health, clinical and university sectors. The increase in sales within the Asia/Pacific region was primarily due to increased government funding of biotechnology research initiatives in Japan and increased spending by pharmaceutical customers throughout the region. However, partially offsetting this growth was the impact of privatization of universities in Japan which spurred tighter control over research spending.

During the second quarter of 2004, the U.S. dollar remained weaker on average as compared to prior year levels. A weaker U.S. dollar positively impacts U.S. dollar sales growth. The impact of translating foreign currency sales to the U.S. dollar improved the reported sales growth rate by approximately 340 basis points in the second quarter of 2004. Since we have a higher percentage of our sales in Europe than Asia, the impact of translating sales denominated in European currencies will have a greater impact on our sales than the impact of translating sales denominated in Asian currencies.

The U.S. dollar weakened against the Euro on average by approximately 6% and against the Japanese Yen by approximately 8% during the second quarter of 2004 as compared with the second quarter of 2003.

Net Sales by Product Type

Net sales growth by product type, for the second quarter of 2004 as compared with the second quarter of 2003, is summarized in the table below.

	Constant currencies (in thousands)		Percent sales growth
	2004	2003
Consumables	$165,890	$148,919	11.4%
Hardware	35,665	32,947	8.2%
Services	7,652	6,665	14.8%

Total constant currency net sales by product type	209,207	188,531	11.0%
Foreign exchange	15,461	7,836

Total U.S. dollar net sales by product type	$224,668	$196,367	14.4%

	% of sales in constant currency
	2004	2003
Consumables	79%	79%
Hardware	17%	18%
Services	4%	3%

Total	100%	100%

Our mix of revenue by product type has stayed relatively consistent over the last several quarters. Sales of our consumables remained strong as large biotechnology customers continued to purchase chromatography media for drug manufacturing campaigns or start-up and validation of new processes and production lines. Sales of hardware products grew 8.2%, as sales of laboratory instruments used in the life science research and other bioscience markets grew 9.7% compared with a 2.9% growth in sales of process scale hardware principally in the biotechnology market. The growth in the sales of services in the second quarter of 2004 was achieved across all markets. This increase is due to service revenues associated with the installed base of water filtration systems as well as increased support services to our other bioscience customers.

Gross Profit Margins

Gross profit margin percentages were 54.0% in the second quarter of 2004 as compared with 54.9% in the second quarter of 2003. The decrease in our gross profit margin percentage for the second quarter of 2004 as compared with the second quarter of 2003 was primarily due to the strengthening of the Euro and the British Pound against the U.S. dollar which increased the average cost of products manufactured in our European plants. Increased sales volumes favorably impacted production efficiencies in the second quarter of 2004. This was offset by a higher mix of chromatography media consumable products which have lower margins than filtration consumables.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased $5.2 million, or 8.4%, in the second quarter of 2004 as compared with the second quarter of 2003. The increase during the second quarter of 2004 was primarily related to $2.8 million of unfavorable foreign exchange translation and $1.3 million for incremental compensation cost for the CEO. During the second quarter of 2004, Francis J. Lunger announced that he would be stepping down as President and CEO of Millipore when his replacement has been named but before March 1, 2005. In connection with Mr. Lunger’s separation agreement, we accrued $1.3 million which related to severance, bonus, stock options and related benefits. In addition, $0.4 million was spent during the quarter to recruit a replacement for Mr. Lunger. As a percentage of sales, SG&A expenses decreased from 31.5% to 29.8%.

Research and development (“R&D”) expenses increased $2.0 million, or 14.0%, in the second quarter of 2004 as compared with the second quarter of 2003. The increase during the second quarter of 2004 was due to continued investment in the level of research and development programs aimed at introducing new products to our markets and $0.5 million of unfavorable foreign exchange translation. As a percentage of sales, R&D expenses decreased from 7.2% to 7.1%.

Restructuring and Other

During the second quarter of 2003, we completed the restructuring program that we had initiated during 2001 and recovered approximately $250 in assets that we had originally written-off and deemed uncollectible. Upon completion of this restructuring program, we reversed $604 of the original $17,962 estimated reserve which included the $250 recovered during this quarter and $354 of previously estimated lease and severance payments, as these amounts were no longer required.

Net Interest Expense

Net interest expense decreased $1.9 million in the second quarter of 2004 as compared with the second quarter of 2003. The lower net interest expense was principally a result of lower average debt outstanding. On March 4, 2004, we repaid our 7.23% $75.0 million debt with cash. During the second quarter of 2004, the weighted average interest rate on our revolving credit agreement was approximately 2.2%.

Provision for Income Taxes

Our effective tax rate on net income for the second quarter of 2004 was 22.0% as compared with 22.5% during the second quarter of 2003. The effective annual tax rate for 2004 is now expected to be 22.5% which is lower than the 23.0% effective annual tax rate expected in the first quarter of 2004. The decline in the estimated effective annual tax rate is due to an increase in the expected mix of profits from lower tax rate jurisdictions as compared to the first quarter of 2004.

Six months ended July 3, 2004 compared to the six months ended June 28, 2003

Net Sales

The following discussion of net sales summarizes sales growth by the markets in which our products were used, by the geographies in which our products were sold, and by product types.

Net Sales by Market

We sell our products into the biotechnology, life science research and other bioscience markets. Net sales growth by market for the six months ended July 3, 2004 as compared with the six months ended June 28, 2003 is summarized in the table below.

	Constant currencies (in thousands)		Percent sales growth
	2004	2003
Biotechnology	$146,642	$124,635	17.7%
Life Science Research	58,616	52,857	10.9%
Other Bioscience	206,571	194,840	6.0%

Total constant currency net sales	411,829	372,332	10.6%
Foreign exchange	35,308	11,487

Total U.S. dollar net sales	$447,137	$383,819	16.5%

	% of sales in constant currency
	2004	2003
Biotechnology	36%	34%
Life Science Research	14%	14%
Other Bioscience	50%	52%

Total	100%	100%

Constant currency sales growth of 17.7% in the biotechnology market during the first six months of 2004 as compared with the first six months of 2003 was primarily due to a 21%increase in sales in consumables principally due to sales of chromatography media. This demand was driven by increased manufacturing campaigns of marketed biotechnology drugs, and start-up and validation of new customer production lines and their processes. Sales of hardware remained relatively flat throughout the first six months of 2004 as growth rates averaged 2% versus the first six months of 2003. Hardware sales can fluctuate significantly as they are driven by customer timing for capacity expansion.

Constant currency sales growth was 10.9% in the life science research market during the first six months of 2004 as compared with the first six months of 2003. This market is sensitive to worldwide economic conditions as well as funding for life science research in both public and private institutions. The improvement of those conditions in 2004 as compared with the first six months of 2003 contributed to the strong growth. In addition, we saw an increase in pharmaceutical research and development spending.

Constant currency sales growth of 6.0% in the other bioscience market during the first six months of 2004 as compared with the first six months of 2003 was primarily due to increased sales of our consumables and laboratory water systems that are used in laboratories. Improving worldwide economic conditions contributed to our sales growth as well as increased demand for laboratory water purification systems and basic laboratory supplies.

Net Sales by Geography

Sales growth by geography for the first six months of 2004 as compared with the first six months of 2003 is summarized in the table below.

	U.S. dollars (in thousands)		Percent sales growth
	2004	2003
Americas	$186,009	$162,432	14.5%
Europe	177,728	150,450	18.1%
Asia/Pacific	83,400	70,937	17.6%

Total U.S. dollar net sales	$447,137	$383,819	16.5%

	Constant currencies (in thousands)		Percent sales growth
	2004	2003
Americas	$185,533	$162,636	14.1%
Europe	148,303	137,849	7.6%
Asia/Pacific	77,993	71,847	8.6%

Total constant currency net sales	411,829	372,332	10.6%
Foreign exchange	35,308	11,487

Total U.S. dollar net sales	$447,137	$383,819	16.5%

	% of total sales in U.S. dollars		% of total sales in constant currencies
	2004	2003	2004	2003
Americas	41%	42%	45%	44%
Europe	40%	39%	36%	37%
Asia/Pacific	19%	19%	19%	19%

Total	100%	100%	100%	100%

The U.S., which comprises over 90% of the total Americas, achieved sales growth of 14.5% during the first six months of 2004 as compared to the first six months of 2003 driven by strong sales of chromatography media and filtration consumables. In addition, sales in the U.S. benefited from the improving economic environment, improved capital markets for life science and biotech start-ups, increased pharmaceutical and biotechnology spending on drug discovery research, and continued growth in bio-defense related research. The increase in sales, in constant currencies, to customers in Europe was due to a slowly improving European economy and increased laboratory activities by customers within the other bioscience market that are in environmental, public health, clinical and university sectors. The increase in sales within the Asia/Pacific region was due to an improving economy. However, partially offsetting this growth was the impact of privatization of universities in Japan which spurred tighter control over research spending.

During the first six months of 2004, the U.S. dollar remained weaker on average as compared to prior year levels. A weaker U.S. dollar will positively impact U.S. dollar sales growth. The impact of translating foreign currency sales to the U.S. dollar improved the reported sales growth rate by approximately 590 basis points in the first six months of 2004. Since we have a higher percentage of our sales in Europe than Asia, the impact of translating sales denominated in European currencies will have a greater impact on our sales than the impact of translating sales denominated in Asian currencies. The U.S. dollar weakened against the Euro on average by approximately 10% and against the Japanese Yen by approximately 9% during the first six months of 2004 as compared with the first six months of 2003.

Net Sales by Product Type

Net sales growth by product type, for the first six months of 2004 as compared with the first six months of 2003, is summarized in the table below.

	Constant currencies (in thousands)		Percent sales growth
	2004	2003
Consumables	$326,423	$292,335	11.7%
Hardware	69,614	66,408	4.8%
Services	15,792	13,589	16.2%

Total constant currency net sales by product type	411,829	372,332	10.6%
Foreign exchange	35,308	11,487

Total U.S. dollar net sales by product type	$447,137	$383,819	16.5%

	% of sales in constant currency
	2004	2003
Consumables	79%	79%
Hardware	17%	18%
Services	4%	3%

Total	100%	100%

Sales of our consumables have remained strong in all markets during the first six months of 2004 as compared with the first six months of 2003. Biotechnology consumable sales growth has been particularly robust in the first six months of 2004 as compared to the first six months of 2003. This is primarily due to the sales of chromatography media and filter consumables driven by increased manufacturing campaigns of marketed biotechnology drugs, manufacturing campaigns of drugs approved for market in the first six months of 2004, and start-up and validation of new customer production lines. The strong growth in the sales of services in the first six months of 2004 was achieved across all markets. This increase is due to increased marketing of validation support services to our biotechnology and non-biotechnology pharmaceutical customers as well as service revenues associated with the installed base of water filtration systems.

Gross Profit Margins

Gross profit margin percentages were 54.3% in the first six months of 2004 as compared with 55.5% in the first six months of 2003. The decrease in our gross profit margin percentage for the first six months of 2004 as compared with the first six months of 2003 was primarily due to the strengthening of the Euro against the U.S. dollar which increased the average cost of products manufactured in our European plants. Also contributing to our lower gross profit margin percentage for the first six months of 2004 as compared with the first six months of 2003 were an increased mix of lower margin chromatography media consumable shipments and higher depreciation expense. The incremental depreciation expense is related to our expansion and upgrade of existing manufacturing capacity as we prepare to meet the future needs of our customers.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased $12.9 million, or 10.6%, in the first six months of 2004 as compared with the first six months of 2003. As a percentage of sales, SG&A expenses decreased from 31.7% to 30.1%. The increase during the first six months of 2004 was primarily due to $7.7 million of unfavorable foreign exchange translation and increased employee compensation costs including $1.3 million for the CEO severance. During the second quarter of 2004, Francis J. Lunger announced that he would be stepping down as President and CEO of Millipore when his replacement has been named but before March 1, 2005. In connection with Mr. Lunger’s separation agreement, we accrued $1.3 million which related to severance, bonus, stock options and related benefits. In addition, $0.4 million was spent during the second quarter of 2004 to recruit a replacement for Mr. Lunger.

Research and development (“R&D”) expenses increased $4.2 million, or 14.9%, in the first six months of 2004 as compared with the first six months of 2003. As a percentage of sales, R&D expenses decreased from 7.3% to 7.2%. The increased spending during the first six months of 2004 was due to continued investment in the level of research and development programs aimed at introducing new products to our markets and $1.2 million of unfavorable foreign exchange translation.

Restructuring Expenses

During the second quarter of 2003, we completed the restructuring program that we had initiated during 2001 and recovered approximately $250 in assets that we had originally written-off and deemed uncollectible. Upon completion of this restructuring program, we reversed $604 of the original $17,962 estimated reserve which included the $250 recovered during this quarter and $354 of previously estimated lease and severance payments, as these amounts were no longer required.

Net Interest Expense

Net interest expense decreased $3.2 million in the first six months of 2004 as compared with the first six months of 2003. The lower net interest expense was principally a result of lower average debt outstanding. On March 4, 2004, we repaid our 7.23% $75.0 million debt with cash. During the first six months of 2004, the weighted average interest rate on the revolving credit agreement was approximately 2.2%.

Provision for Income Taxes

Our effective tax rate on net income for the first six months of 2004 and 2003 was 22.5%.

Market Risk

We are exposed to market risks, which include changes in foreign currency exchange rates and credit risk. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in sales, net income and assets and liabilities denominated in currencies other than the U.S. dollar. The potential change in foreign currency exchange rates offers a substantial risk to us, as approximately 55% of our business is conducted outside of the United States, generally in foreign currencies. Most of our products are manufactured in the U.S., France, Ireland and the United Kingdom and then sold to other countries. Our primary foreign currency exposures relate to adverse changes in the relationships between the U.S. dollar, the Euro, the British Pound and the Japanese Yen. Exposure exists when the functional currency of a buying entity weakens against the functional currency of the selling entity, thus causing an increase of the product cost to the buying entity. This adversely affects our consolidated gross profit and net income. The effect of this exposure is mitigated by the significant level of manufacturing done in France, Ireland and the United Kingdom. The deterioration of the Japanese Yen against the U.S. dollar could have a greater effect on the consolidated earnings because minimal manufacturing is done in Japan as the majority of products purchased by our Japanese subsidiary are sourced from other Millipore sites and administrative costs in that country are not substantial.

Our risk management strategy currently uses forward contracts to mitigate certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses resulting from the forward contracts that hedge these exposures. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically span less than three months. We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $70.8 million at July 3, 2004. The fair value of these contracts was a gain of $0.3 million at July 3, 2004. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments. Although we attempt to manage our foreign currency exchange risk through the above activities, when the U.S. dollar weakens against other currencies in which we transact business, generally sales and net income will be positively but not proportionately impacted.

Credit Risk

We are exposed to concentrations of credit risk in cash and cash equivalents and trade receivables. Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. Trade receivables credit risk exposure is limited due to the large number of established customers and their dispersion across different geographies.

Capital Resources and Liquidity

Cash flow provided from operations was $53.6 million in the first six months of 2004 as compared with $43.8 million in the first six months of 2003. The increase in cash flow from operations in the first six months of 2004 compared with the first six months of 2003 was primarily the result of increased net income partially offset by increases in accounts receivable and a lower rate of inventory growth.

Accounts receivable increased $14.9 million at July 3, 2004 as compared with December 31, 2003. The increase in accounts receivable resulted in an increase in days sales outstanding (“DSO”) of 3 days, as DSO increased from 71 days at December 31, 2003 to 74 days at July 3, 2004, as measured in constant currency. Generally, DSO is lower at December 31 than in other quarters as collection efforts are traditionally strongest during the fourth quarter in foreign locations. The increase in accounts receivable was across all geographies. The overall increase in accounts receivable was primarily the result of increased sales volumes.

Inventory increased $2.2 million at July 3, 2004 as compared with December 31, 2003. The increase in inventory was the result of increased work in process in anticipation of future sales levels. Inventory days of supply decreased from 155 days at December 31, 2003 to 145 days at July 3, 2004, as measured in constant currency, as a result of increased sales coupled with inventory management programs.

During the first six months of 2004, we invested $25.5 million the purchase of property, plant and equipment and we expect to spend an additional $40 to $45 million during the remainder of 2004. Our 2004 additions are driven principally by our continued need to upgrade and add manufacturing capacity and to expand our campus in France. During the second quarter of 2004, we completed the construction of our new facility in Jaffrey, New Hampshire. This new facility will manufacture filtration membrane that will be used in purification devices primarily for biotechnology manufacturing customers.

Cash flows used in financing activities during the first six months of 2004 were principally a result of our repaying the $75.0 million 7.23% note that became due in March 2004 and repaying an additional $26.0 million of prior borrowings made under our revolving credit agreement. Additionally we received $22.4 million from employees exercising stock options and purchasing shares of our common stock in accordance with our Employees’ Stock Purchase Plan (“ESPP”). We believe the increased cash from employees exercising stock options was largely related to the increase in our stock price. In general, as our stock price increases, many of our employees may exercise their vested stock options which will provide us with cash that is equal to the exercise price of their stock options.

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

New Accounting Pronouncement

In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. We have elected to defer the accounting for the Act until authoritative guidance on the accounting for the federal subsidy is issued and are assessing the impact.

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

Item 4. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting during the quarter ended July 3, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Millipore Corporation was held on April 28, 2004. The following matters were voted on:

The election of three Class II Directors for a three-year term (expiring in 2007). The following votes were tabulated with respect to the election:

	Votes “For”	“Withhold”
Daniel Bellus	43,560,583	2,461,580
Robert C. Bishop	41,948,870	4,073,293
Edward M. Scolnick	42,114,653	3,907,510

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits Filed or Furnished Herewith.

Exhibits Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits Furnished Herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission:

On April 20, 2004, we furnished a Form 8-K that included a copy of the April 20, 2004 press release related to our financial results for the quarter ended April 3, 2004.

On April 28, 2004, we filed a Form 8-K that included a copy of the April 28, 2004 press release related to the announcement that Francis J. Lunger will be stepping down as President and CEO of Millipore when his replacement has been named but before March 1, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLIPORE CORPORATION

	Signature	Title	Date
By:	/S/ KATHLEEN B. ALLEN Kathleen B. Allen	Vice President and Chief Financial Officer	August 6, 2004

By:	/S/ DONALD B. MELSON Donald B. Melson	Corporate Controller (Chief Accounting Officer)	August 6, 2004

Exhibit Index

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002