Form 10-Q
period 2004-10-02
MILLIPORE CORP /MA
filed 2004-11-05
CIK 66479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2004 or

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

Rule 12b-2).    Yes  ☒    No  ☐

As of October 22, 2004, there were 49,730,078 shares of the registrant’s Common Stock outstanding.

MILLIPORE CORPORATION

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 2, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$150,372	$147,027
Accounts receivable, net	173,409	174,979
Inventories	138,808	137,757
Deferred income taxes	51,092	51,092
Other current assets	10,187	5,507

Total current assets	523,868	516,362
Property, plant and equipment, net	326,200	316,890
Deferred income taxes	77,226	77,226
Intangible assets, net	23,004	25,348
Goodwill	9,433	9,433
Other assets	6,736	6,014

Total assets	$966,467	$951,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$75,000
Accounts payable	52,642	60,836
Accrued expenses	72,131	69,819
Accrued retirement plan contributions	5,038	6,100
Accrued income taxes payable	12,716	7,294

Total current liabilities	142,527	219,049
Long-term debt	199,758	216,000
Other liabilities	57,691	55,183

Total liabilities	399,976	490,232

Shareholders’ equity:
Common stock	56,988	56,988
Additional paid-in capital	94,220	93,035
Retained earnings	616,385	532,872
Unearned compensation	(156)	(631)
Accumulated other comprehensive income	11,376	15,773

	778,813	698,037
Less: Treasury stock at cost	(212,322)	(236,996)

Total shareholders’ equity	566,491	461,041

Total liabilities and shareholders’ equity	$966,467	$951,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine months Ended
	Oct. 2, 2004	Sept. 27, 2003	Oct. 2, 2004	Sept. 27, 2003
Net sales	$210,724	$200,053	$657,861	$583,872
Cost of sales	97,405	91,563	301,556	262,423

Gross profit	113,319	108,490	356,305	321,449

Selling, general and administrative expenses	64,021	60,030	198,779	181,869
Research and development expenses	15,149	14,030	47,183	41,908
Restructuring and other	—	(796)	—	(1,400)

Operating income	34,149	35,226	110,343	99,072

Interest income	584	441	1,225	1,205
Interest expense	(2,437)	(3,980)	(7,416)	(12,317)

Income before income taxes	32,296	31,687	104,152	87,960
Provision for income taxes	7,267	7,130	23,434	19,791

Net income	$25,029	$24,557	$80,718	$68,169

Basic income per share	$0.50	$0.50	$1.63	$1.41

Diluted income per share	$0.50	$0.50	$1.61	$1.39

Weighted average shares outstanding:
Basic	49,649	48,630	49,382	48,499
Diluted	50,392	49,356	50,192	48,899

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	Oct. 2, 2004	Sept. 27, 2003
Cash flows from operating activities:
Net income	$80,718	$68,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,405	29,120
Gain on sale of property, plant and equipment	—	(796)
Compensation expense related to stock options	1,658	620
Change in operating assets and liabilities:
Increase in accounts receivable	(601)	(8,701)
Increase in inventories	(1,909)	(14,759)
Increase in other current assets	(4,695)	(1,487)
(Increase) decrease in other assets	(954)	1,436
(Decrease) increase in accounts payable and accrued expenses	(4,908)	7,164
Decrease in accrued retirement plan contributions	(1,069)	(1,102)
Increase in accrued income taxes	5,453	5,737
Increase in other liabilities	1,771	2,820

Net cash provided by operating activities	107,869	88,221

Cash flows from investing activities:
Additions to property, plant and equipment	(40,669)	(49,326)
Proceeds from sale of property, plant and equipment	—	1,250

Net cash used in investing activities	(40,669)	(48,076)

Cash flows from financing activities:
Proceeds from issuance of treasury stock under stock plans	27,453	10,611
Repayment of debt	(75,000)	—
Net repayments of revolver borrowings	(16,242)	(5,500)

Net cash (used in) provided by financing activities	(63,789)	5,111

Effect of foreign exchange rates on cash and cash equivalents	(66)	6,606

Net increase in cash and cash equivalents	3,345	51,862
Cash and cash equivalents at beginning of period	147,027	101,242

Cash and cash equivalents at end of period	$150,372	$153,104

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

Our interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The third fiscal quarters for 2004 and 2003 ended on October 2, 2004 and September 27, 2003, respectively.

In the opinion of our management, these financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of future trends or our operations for the entire year.

2. Stock-based Compensation

At October 2, 2004, we have a stock-based employee compensation plan and a non-employee director stock option plan from which we currently grant stock options. We apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. Stock-based employee compensation expense was recognized as an expense during the quarter ended October 2, 2004 in relation to the CEO separation agreement. Stock-based employee compensation expense related to vesting of shares of restricted stock is recognized as an expense. These shares of restricted stock were granted at no cost to employees in prior years.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation for the three and nine months ended October 2, 2004 and September 27, 2003.

	Three Months Ended		Nine months ended
	Oct. 2, 2004	Sept. 27, 2003	Oct. 2, 2004	Sept. 27, 2003
Net income, as reported	$25,029	$24,557	$80,718	$68,169

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	580	160	1,287	480

Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects, pro forma	(6,892)	(5,067)	(19,087)	(15,200)

Pro forma net income	$18,717	$19,650	$62,918	$53,449

Earnings per share:
Basic, as reported	$0.50	$0.50	$1.63	$1.41

Basic, pro forma	$0.38	$0.40	$1.27	$1.10

Diluted, as reported	$0.50	$0.50	$1.61	$1.39

Diluted, pro forma	$0.37	$0.40	$1.25	$1.09

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes model. The assumptions used in the Black-Scholes calculation for the three and nine months ended October 2, 2004 and September 27, 2003 included an expected life of five years, a dividend rate of zero, expected volatility of 40%, and weighted average risk-free interest rates of 3.5% and 3.1% for the three and nine months ended October 2, 2004, respectively, and 4.2% for the three and nine months ended September 27, 2003.

3. Inventories

Inventories at October 2, 2004 and December 31, 2003, stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	October 2, 2004	December 31, 2003
Raw materials	$32,329	$36,460
Work in process	41,802	40,034
Finished goods	64,677	61,263

	$138,808	$137,757

4. Property, Plant and Equipment

Accumulated depreciation on property, plant and equipment was $247,863 at October 2, 2004 and $222,911 at December 31, 2003.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

5. Intangible Assets, net

Intangible assets consisted of the following at October 2, 2004 and December 31, 2003:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
October 2, 2004
Patented and unpatented technology	$22,399	$(13,594)	$8,805	4 –20 years
Trade names	19,206	(7,256)	11,950	8 –20 years
Licenses and other	5,491	(3,242)	2,249	5 –10 years

Total	$47,096	$(24,092)	$23,004

December 31, 2003
Patented and unpatented technology	$22,399	$(12,325)	$10,074	4 –20 years
Trade names	18,995	(6,339)	12,656	8 –20 years
Licenses and other	5,539	(2,921)	2,618	5 –10 years

Total	$46,933	$(21,585)	$25,348

Amortization expense for the nine months ended October 2, 2004 and September 27, 2003 was $2,507 and $2,550, respectively.

The estimated aggregate amortization expense for intangible assets owned as of October 2, 2004 for each of the five succeeding years is as follows:

Remainder of 2004	$829
2005	3,140
2006	3,026
2007	2,124
2008	1,900
Thereafter	11,985

Total	$23,004

6. Notes Payable

We repaid the $75,000, 7.23% note upon maturity on March 4, 2004.

7. Employee Retirement Plans

The following tables summarize the funded status of the U.S. Employee Retirement Plans at October 2, 2004 and September 27, 2003, based on SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”

	Pension Benefits
	Three Months Ended		Nine months Ended
	Oct. 2, 2004	Sept. 27, 2003	Oct. 2, 2004	Sept. 27, 2003
Components of net periodic benefit cost:
Service cost	$(106)	$(69)	$(318)	$(207)
Interest cost	320	243	960	729
Expected return on plan assets	(283)	(180)	(849)	(540)
Amortization of prior service cost	2	2	6	6
Amortization of net loss	192	154	576	462

Net periodic benefit cost	$125	$150	$375	$450

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

	Other Postretirement Benefits
	Three Months Ended		Nine months Ended
	Oct. 2, 2004	Sept. 27, 2003	Oct. 2, 2004	Sept. 27, 2003
Components of net periodic benefit cost:
Service benefit	$138	$180	$414	$540
Interest cost	187	258	561	774

Net periodic benefit cost	$325	$438	$975	$1,314

We expect to contribute $1,005 to our U.S. pension plan and $481 to our other post-retirement medical and life insurance plan in 2004. As of October 2, 2004, $780 of contributions have been made to our U.S. pension plan and $380 of contributions have been made to our post-retirement medical and life insurance plan.

We sponsor various non-U.S. retirement plans. The accrued pension cost for these plans is included in other long-term liabilities in the consolidated balance sheets. We expect to record pension costs related to our German plan totaling $1,560 for the full year of 2004 of which $1,061 was recorded in the third quarter of 2004.

8. Basic and Diluted Earnings per Share

The following table presents share information used to calculate earnings per share (“EPS”):

	Three Months Ended		Nine months Ended
	Oct. 2, 2004	Sept. 27, 2003	Oct. 2, 2004	Sept. 27, 2003
Weighted average common shares outstanding for basic EPS	49,649	48,630	49,382	48,499
Dilutive effect of stock options	716	704	783	382
Dilutive effect of restricted stock	27	22	27	18

Weighted average common shares outstanding for diluted EPS	50,392	49,356	50,192	48,899

For the three months ended October 2, 2004 and September 27, 2003, outstanding stock options of 2,953 and 1,817, respectively, with purchase prices in excess of our average common stock fair value for the related period, were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the nine months ended October 2, 2004 and September 27, 2003, outstanding stock options of 2,777 and 2,889, respectively, with purchase prices in excess of our average common stock fair value for the related period, were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. Antidilutive options could become dilutive in the future.

9. Comprehensive Income

The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended		Nine months Ended
	Oct. 2, 2004	Sept. 27, 2003	Oct. 2, 2004	Sept. 27, 2003
Net unrealized gain on securities available for sale	$17	$10	$28	$15
Minimum pension liability adjustment	(917)	—	(917)	—
Foreign currency translation adjustments	2,154	4,235	(3,508)	25,122

Other comprehensive income (loss)	1,254	4,245	(4,397)	25,137
Net income	25,029	24,557	80,718	68,169

Total comprehensive income	$26,283	$28,802	$76,321	$93,306

For the quarter ended October 2, 2004, we recorded a minimum pension liability of $917 in the United Kingdom, as required by SFAS No. 87. The adjustment is reflected in other comprehensive income and other long-term liabilities.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

10. Commitments and Contingencies

During the first quarter of 2004, we entered into new long-term supply agreements with two of our vendors. These vendors supply us with certain of our critical raw materials. Both of these supply agreements expire in 2008. These supply agreements require us to purchase a minimum of $9,830 during the period of October 2, 2004 through December 31, 2008.

Also during the first quarter of 2004, an issue arose under our tax sharing agreement relating to the inclusion of Mykrolis Corporation (“Mykrolis”), our former subsidiary, in our consolidated tax return for portions of 2001 and 2002. The agreement provides that if Millipore receives a tax benefit (as defined in the agreement) due to the inclusion of Mykrolis, Millipore is required to pay Mykrolis the amount of that benefit. During the first quarter of 2004, we made a payment to Mykrolis of $1,255 pursuant to the tax sharing agreement. Mykrolis has questioned the sufficiency of the payment.

11. Investment in Unconsolidated Affiliates

Our investments in two affiliated companies are accounted for using the equity method. We recorded $1,375 of undistributed earnings during the first nine months of 2004, all of which was recorded in the third quarter of 2004, and we received dividends from these unconsolidated affiliates totaling $394 during the first nine months of 2004. During the first nine months of 2003, we recorded $270 of undistributed earnings and we received dividends from these unconsolidated affiliates totaling $253.

12. Transactions with Related Parties

On April 28, 2004, Francis J. Lunger announced that he will be stepping down as President and CEO of Millipore when his replacement has been appointed but before March 1, 2005. In connection with Mr. Lunger’s separation agreement, we expect to record expense of approximately $3,000 relating to severance, bonus and related benefits which will be recognized over his remaining service period. We also expect to record additional compensation expense of approximately $2,000 to $4,000 relating to stock options, of which approximately $2,000 will be recorded over his remaining service period and the remainder will be recorded upon his separation. The amount of expense, within the above range relating to stock options, will depend upon the timing of the exercise of his stock options. We have accrued a total of $2,686 for the nine months ended October 2, 2004 related to this separation agreement.

13. Subsequent Events

On October 25, 2004, we announced that Dr. Martin D. Madaus had been appointed President and CEO of Millipore, effective no later than February 1, 2005. He will also be joining the Board of Directors.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “AJCA”) into law. The AJCA contains a number of provisions which will affect Millipore in the future. We will be reviewing the AJCA over the next few months in order to determine its impact on Millipore.

14. New Accounting Pronouncements

In January 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1 and in May 2004 issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003 and FSP No. 106-2 is effective for interim or annual financial statements of fiscal years ending after June 15, 2004. We have elected to defer the accounting for the Act until authoritative guidance on the accounting for the federal subsidy is issued and are assessing the impact.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

In this Form 10-Q, unless the context otherwise requires, the terms “Millipore”, “our”, “us” and “we” shall mean Millipore Corporation and its subsidiaries.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2003. Throughout this discussion, reference will be made to “constant currencies”, previously referred to as “local currencies” in our Annual Report on Form 10-K for the year ended December 31, 2003. Constant currency results represent the foreign currency balances translated to U.S. dollars, in all periods presented, at Millipore’s predetermined budgeted exchange rates for 2004, thus excluding the impact of fluctuations in the actual foreign currency rates. In addition to analyzing financial results at actual rates of exchange, management uses this presentation because we believe that the constant currency results provide a clearer presentation of underlying business trends separate from the impact of foreign currency. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates. Our interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The third fiscal quarters for 2004 and 2003 ended on October 2, 2004 and September 27, 2003, respectively.

Executive Summary

During the three months ended October 2, 2004 (the “third quarter of 2004”) as compared with the three months ended September 27, 2003 (the “third quarter of 2003”), sales growth was 5%, comprised of 1% growth in constant currencies and a 4% foreign currency impact. In the third quarter of 2004, sales to the biotechnology market declined 1% in constant currencies. The decline was primarily due to a single $6.4 million shipment in constant currencies ($7.2 million at actual rates of exchange) of chromatography media to a European customer during the third quarter of 2003. In the life science research market our sales grew 7%. Growth in this market was principally a result of strength in North American pharmaceutical spending in drug discovery and drug development and partially offset by weakness in government and university spending in Europe and Japan. In the third quarter of 2004, sales to the other biosciences market grew 1% as compared with the third quarter of 2003 due primarily to flat sales of consumables used in the production of small and large volume parenteral drugs and nutritional products.

Operating income as a percent of sales was 16.2% in the third quarter of 2004 as compared with 17.6% in the third quarter of 2003. The third quarter of 2003 included a $0.8 million gain on the sale of real estate. Selling, general and administrative (“SG&A”) increased 6.6% in the third quarter of 2004 as compared with the prior year. The current quarter included $1.3 million of expenses related to CEO accrued severance costs. Research and development (“R&D”) expenses grew 8.0% as we continued to invest in new product development programs as planned. Cash flows from operations increased to $107.9 million, a $19.6 million improvement for the nine months of 2004 as compared to the nine months of 2003, as a result of increased net income combined with on-going programs to control working capital. We continue to invest in productive capacity and to reduce our debt.

During the nine months ended October 2, 2004 as compared with the nine months ended September 27, 2003, our sales growth was 13% comprised of 7% growth in constant currencies and a 6% foreign currency impact. Sales growth in the third quarter of 2004 was lower than the sales growth in the first half of 2004 where we achieved 16% growth comprised of 11% constant currency growth and 5% foreign currency impact. The major sources of growth, in constant currencies, for the first nine months of 2004 were in the biotechnology and life science research markets which grew 11% and 9%, respectively. In the biotechnology market, sales of process scale filtration and chromatography media were particularly strong driven by increased manufacturing campaigns of marketed biotechnology drugs, and start-up and validation of new customer production lines and their processes. In the life science research market, sales growth was favorably impacted by drug discovery and drug development spending, especially in the United States. Operating income as a percent of sales was 16.8% in the first nine months of 2004 as compared with 17.0% in the first nine months of 2003. The decline in profitability as a percent of sales was due principally to unfavorable foreign exchange related to products manufactured in Europe and higher depreciation charges related to our expansion and upgrade of existing manufacturing capacity.

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

Results of Operations

Third Quarter of 2004 Compared to the Third Quarter of 2003

Net Sales

The following discussion of net sales summarizes sales growth by the markets in which our products were used, by the geographies in which our products were sold, and by product types.

Net Sales by Market

We sell our products into the biotechnology, life science research and other bioscience markets. Net sales growth (third quarter of 2004 as compared with the third quarter of 2003) by market, is summarized in the table below.

	Constant currencies (in thousands)		Percent sales growth
	2004	2003
Biotechnology	$67,935	$68,305	(1)%
Life Science Research	28,060	26,325	7%
Other Bioscience	99,058	98,028	1%

Total constant currency net sales	195,053	192,658	1%
Foreign exchange	15,671	7,395

Total U.S. dollar net sales	$210,724	$200,053	5%

	% of sales in constant currency
	2004	2003
Biotechnology	35%	35%
Life Science Research	14%	14%
Other Bioscience	51%	51%

Total	100%	100%

In the biotechnology market, constant currency sales declined 1% during the third quarter of 2004 as compared with the third quarter of 2003 consisting of a 3% growth in consumables sales offset by a 15% decline in hardware sales. The biotechnology consumable sales growth rate of 3% in the third quarter of 2004 compares to the 21% sales growth of consumables in the first half of 2004, as compared to 2003. The decline was primarily due to a single $6.4 million shipment in constant currencies ($7.2 million at actual rates of exchange) of chromatography media to a European customer during the third quarter of 2003. Sales of hardware to biotechnology customers can fluctuate significantly as they are driven by customer timing for capacity expansion.

In the life science research market, constant currency sales grew 7% during the third quarter of 2004 as compared with the third quarter of 2003. This is primarily the result of a stronger economic climate in North America supporting growth in pharmaceutical spending for drug discovery and drug development, and a healthy research and government funding environment, especially for consumable supplies. In the life science research market, European growth was uneven as business reorganizations occurred at several large pharmaceutical customers. In addition, the French and German research market was sluggish with limited government funding. In Japan, we saw a decline in spending by university and other research laboratories related to changes in the government funding policies.

In the other bioscience market, constant currency sales grew 1% during the third quarter of 2004 as compared with the third quarter of 2003. This is primarily due to flat sales of consumables used in the production of small and large volume parenteral drugs and nutritional products.

Net Sales by Geography

Sales growth by geography for the third quarter of 2004 as compared with the third quarter of 2003 is summarized in the table below.

	U.S. dollars (in thousands)		Percent sales growth
	2004	2003
Americas	$90,160	$85,072	6%
Europe	83,497	81,525	2%
Asia/Pacific	37,067	33,456	11%

Total U.S. dollar net sales	$210,724	$200,053	5%

	Constant currencies (in thousands)		Percent sales growth
	2004	2003
Americas	$90,007	$85,109	6%
Europe	69,946	74,173	(6)%
Asia/Pacific	35,100	33,376	5%

Total constant currency net sales	195,053	192,658	1%
Foreign exchange	15,671	7,395

Total U.S. dollar net sales	$210,724	$200,053	5%

	% of total sales in U.S. dollars		% of total sales in constant currencies
	2004	2003	2004	2003
Americas	43%	42%	46%	44%
Europe	40%	41%	36%	39%
Asia/Pacific	17%	17%	18%	17%

Total	100%	100%	100%	100%

The Americas achieved constant currency sales growth of 6%, driven by strong sales of process scale sterilizing consumable cartridges to our pharmaceutical and biotechnology customers. In addition, U.S. sales of life science research consumables benefited as pharmaceutical customers increased spending for drug discovery and research projects. The improving economy in the U.S. also helped stimulate growth in both private and publicly funded laboratories. In Europe, the 6% decline in customer sales, in constant currencies, was primarily due to a single $6.4 million shipment in constant currencies ($7.2 million at actual rates of exchange) of chromatography media to a biotechnology customer during the third quarter of 2003. While sales of laboratory water purification instruments and consumables, in general, remained strong in the European market, sales to government sponsored research laboratories in France and Germany slowed because of funding constraints. In addition, sales to large pharmaceutical customers in France have been sluggish due to several corporate reorganizations in progress. The growth in the Asia/Pacific region remained modest, particularly in the life science market as the Japanese government and universities adapted to new government policies involving the administration and utilization of research grants.

During the third quarter of 2004, the U.S. dollar remained weaker on average as compared to the prior year. A weaker U.S. dollar positively impacts U.S. dollar sales growth because approximately 60% of our revenue is outside the U.S. The impact of translating foreign currency sales to the U.S. dollar improved the reported sales growth rate by approximately 410 basis points in the third quarter of 2004. Since we have a higher percentage of our sales in Europe than Asia, the impact of translating sales denominated in European currencies will have a greater impact on our U.S. dollar sales than the impact of translating sales denominated in Asian currencies. The U.S. dollar weakened against the Euro on average by approximately 8% and against the Japanese Yen by approximately 7% during the third quarter of 2004 as compared with the third quarter of 2003.

Net Sales by Product Type

Net sales growth by product type, for the third quarter of 2004 as compared with the third quarter of 2003, is summarized in the table below.

	Constant currencies (in thousands)		Percent sales growth
	2004	2003
Consumables	$153,937	$151,484	2%
Hardware	33,481	34,609	(3)%
Services	7,635	6,565	16%

Total constant currency net sales by product type	195,053	192,658	1%
Foreign exchange	15,671	7,395

Total U.S. dollar net sales by product type	$210,724	$200,053	5%

	% of sales in constant currency
	2004	2003
Consumables	79%	79%
Hardware	17%	18%
Services	4%	3%

Total	100%	100%

Our mix of revenue by product type has stayed relatively consistent over the last several quarters. The growth rate of our consumables weakened to 2% as the third quarter of 2003 included a single $6.4 million shipment in constant currencies ($7.2 million at actual rates of exchange) of chromatography media to a biotechnology customer during the third quarter of 2003. Sales of hardware products declined 3%, primarily due to a 15% decline in sales of process scale hardware used principally in the biotechnology market. Sales of hardware can fluctuate significantly as they are driven by customer timing for capacity expansion. The growth in service revenues in the third quarter of 2004 was achieved across all markets.

Gross Profit Margins

Gross profit margin percentages were 53.8% in the third quarter of 2004 as compared with 54.2% in the third quarter of 2003. The decrease in our gross profit margin percentage for the third quarter of 2004 as compared with the third quarter of 2003 was primarily due to underutilized manufacturing capacity and higher depreciation expense. Over the past year we have focused on expanding and upgrading our production facilities as we prepare to meet the future needs of our customers. In addition, the decline in profit margin is the result of the Euro and the British Pound strengthening against the U.S. dollar, which increases the average cost of products manufactured in our European plants.

Operating Expenses

SG&A expenses increased $4.0 million, or 6.6%, in the third quarter of 2004 as compared with the third quarter of 2003. As a percentage of sales, SG&A expenses increased from 30.0% to 30.4%. The increase during the third quarter of 2004 was the result of $2.0 million of unfavorable foreign exchange translation, $1.1 million incremental pension expense for our German pension plan, and $1.3 million for incremental compensation cost for the CEO transition. These SG&A increases were partially offset by the $1.4 million of undistributed earnings recorded for our investments in two affiliated companies during the third quarter of 2004.

During the second quarter of 2004, Francis J. Lunger announced that he would be stepping down as President and CEO of Millipore when his replacement has been appointed but before March 1, 2005. In connection with Mr. Lunger’s separation agreement, we accrued $1.3 million which related to severance, bonus, stock options and related benefits during the third quarter of 2004.

R&D expenses increased $1.1 million, or 8.0%, in the third quarter of 2004 as compared with the third quarter of 2003. The increase during the third quarter of 2004 was due to continued investment in research and development programs aimed at introducing new products to our markets. As a percentage of sales, R&D expenses increased from 7.0% to 7.2%.

Restructuring and Other

During the third quarter of 2003, we received proceeds of $1.3 million and realized a gain of $0.8 million in connection with a sale of real estate.

Net Interest Expense

Net interest expense decreased $1.7 million in the third quarter of 2004 as compared with the third quarter of 2003. The lower net interest expense was principally a result of lower average debt outstanding. On March 4, 2004, we repaid our $75.0 million, 7.23% note with cash. Our net debt (total short and long term debt less cash and cash equivalents) as of October 2, 2004 was $49.4 million as compared to $176.9 million as of September 27, 2003. During the third quarter of 2004, the weighted average interest rate on our revolving credit agreement was approximately 2.6%.

Provision for Income Taxes

Our effective tax rate on net income for the third quarter of 2004 was 22.5%, the same as the third quarter of 2003. The effective annual tax rate for the full year of 2004 is also expected to be 22.5%.

Nine Months Ended October 2, 2004 Compared to the Nine Months Ended September 27, 2003

Net Sales

The following discussion of net sales summarizes sales growth by the markets in which our products were used, by the geographies in which our products were sold, and by product types.

Net Sales by Market

We sell our products into the biotechnology, life science research and other bioscience markets. Net sales growth by market for the nine months ended October 2, 2004 as compared with the nine months ended September 27, 2003 is summarized in the table below.

	Constant currencies (in thousands)		Percent sales growth
	2004	2003
Biotechnology	$214,577	$192,940	11%
Life Science Research	86,676	79,182	9%
Other Bioscience	305,629	292,868	4%

Total constant currency net sales	606,882	564,990	7%
Foreign exchange	50,979	18,882

Total U.S. dollar net sales	$657,861	$583,872	13%

	% of sales in constant currency
	2004	2003
Biotechnology	35%	34%
Life Science Research	14%	14%
Other Bioscience	51%	52%

Total	100%	100%

In the biotechnology market, constant currency sales grew 11% during the first nine months of 2004 as compared with the first nine months of 2003. This growth was primarily due to a 14% increase in sales of process scale consumables. This demand was driven by increased manufacturing campaigns of marketed biotechnology drugs, and start-up and validation of new customer production lines and their processes. Sales of hardware declined 4% throughout the first nine months of 2004 versus the first nine months of 2003. Hardware sales can fluctuate significantly as they are driven by customer timing for capacity expansion.

In the life science research market, constant currency sales growth was 9% during the first nine months of 2004 as compared with the first nine months of 2003. Throughout 2004, we have seen an increase in drug discovery and drug development spending by pharmaceutical companies especially in the United States and select western European countries. In addition, this market is sensitive to worldwide economic conditions as well as funding for life science research in both public and private institutions. The improvement of those conditions in 2004 as compared with the first nine months of 2003 has further contributed to the positive growth.

In the other bioscience market, constant currency sales grew 4% during the first nine months of 2004 as compared with the first nine months of 2003. This result was a combination of strong sales to laboratories for water purification, quality control and analytical applications, especially in North America, flat sales of consumables used in the production of small and large volume parenteral drugs and nutritional products, and declines in sales of non-strategic filtration devices. Improving worldwide economic conditions have also contributed to our sales growth.

Net Sales by Geography

Sales growth by geography for the first nine months of 2004 as compared with the first nine months of 2003 is summarized in the table below.

	U.S. dollars (in thousands)		Percent sales growth
	2004	2003
Americas	$276,169	$247,504	12%
Europe	261,225	231,975	13%
Asia/Pacific	120,467	104,393	15%

Total U.S. dollar net sales	$657,861	$583,872	13%

	Constant currencies (in thousands)		Percent sales growth
	2004	2003
Americas	$275,540	$247,745	11%
Europe	218,249	212,022	3%
Asia/Pacific	113,093	105,223	7%

Total constant currency net sales	606,882	564,990	7%
Foreign exchange	50,979	18,882

Total U.S. dollar net sales	$657,861	$583,872	13%

	% of total sales in U.S. dollars		% of total sales in constant currencies
	2004	2003	2004	2003
Americas	42%	42%	45%	44%
Europe	40%	40%	36%	37%
Asia/Pacific	18%	18%	19%	19%

Total	100%	100%	100%	100%

The Americas achieved constant currency sales growth of 11% driven by strong sales of process and laboratory scale consumables. Sales in the U.S. benefited from the improving economic environment, improved capital markets for life science and biotechnology start-ups, increased pharmaceutical and biotechnology spending on drug discovery research, and continued growth in bio-defense related research. The increase in sales, in constant currencies, to customers in Europe was due to a slowly improving European economy and increased laboratory activities by customers within the other bioscience market that are in environmental, public health, clinical and university sectors. However, the European growth rate was unfavorably impacted by a single $6.4 million shipment in constant currencies ($7.2 million at actual rates of exchange) of chromatography media to a biotechnology customer during the third quarter of 2003. The increase in sales within the Asia/Pacific region was due to an improving economy. Although, this region’s growth remained modest particularly in the life science market as the Japanese government and universities adapted to new government policies involving the administration and utilization of research grants.

During the first nine months of 2004, the U.S. dollar remained weaker on average as compared to the prior year. A weaker U.S. dollar will positively impact U.S. dollar sales growth. The impact of translating foreign currency sales to the U.S. dollar, improved the reported sales growth rate by approximately 530 basis points in the first nine months of 2004. Since we have a higher percentage of our sales in Europe than Asia, the impact of translating sales denominated in European currencies will have a greater impact on our sales than the impact of translating sales denominated in Asian currencies. The U.S. dollar weakened against the Euro on average by approximately 9% and against the Japanese Yen by approximately 8% during the first nine months of 2004 as compared with the first nine months of 2003.

Net Sales by Product Type

Net sales growth by product type, for the first nine months of 2004 as compared with the first nine months of 2003, is summarized in the table below.

	Constant currencies (in thousands)		Percent sales growth
	2004	2003
Consumables	$480,360	$443,819	8%
Hardware	103,095	101,017	2%
Services	23,427	20,154	16%

Total constant currency net sales by product type	606,882	564,990	7%
Foreign exchange	50,979	18,882

Total U.S. dollar net sales by product type	$657,861	$583,872	13%

	% of sales in constant currency
	2004	2003
Consumables	79%	79%
Hardware	17%	18%
Services	4%	3%

Total	100%	100%

Sales of our consumables have remained strong in all markets during the first nine months of 2004 as compared with the first nine months of 2003. Biotechnology consumable sales growth has been particularly robust in the first nine months of 2004 as compared to the first nine months of 2003, growing 14%. This is primarily due to the sales of chromatography media and filter consumables driven by increased manufacturing campaigns of marketed biotechnology drugs, manufacturing campaigns of drugs approved for market in the first nine months of 2004, and start-up and validation of new customer production lines. The strong growth in the sales of services in the first nine months of 2004 was achieved across all markets.

Gross Profit Margins

Gross profit margin percentages were 54.2% in the first nine months of 2004 as compared with 55.1% in the first nine months of 2003. The decrease in our gross profit margin percentage for the first nine months of 2004 as compared with the first nine months of 2003 was primarily due to the strengthening of the Euro against the U.S. dollar, which increased the average cost of products manufactured in our European plants. Also contributing to our lower gross profit margin percentage for the first nine months of 2004 as compared with the first nine months of 2003 was the incremental depreciation expense related to our expansion and upgrade of existing manufacturing capacity as we prepare to meet the future needs of our customers.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased $16.9 million, or 9.3%, in the first nine months of 2004 as compared with the first nine months of 2003. As a percentage of sales, SG&A expenses decreased from 31.1% to 30.2%. The expense increase during the first nine months of 2004 was the result of $9.7 million of unfavorable foreign exchange translation, $1.1 million of incremental pension expense for our German pension plan and increased employee compensation costs including $2.7 million for the CEO transition. These SG&A increases were partially offset by the $1.4 million of undistributed earnings recorded for our investments in two affiliated companies during the third quarter of 2004.

During the second quarter of 2004, Francis J. Lunger announced that he would be stepping down as President and CEO of Millipore when his replacement has been appointed but before March 1, 2005. In connection with Mr. Lunger’s separation agreement, we accrued $2.7 million which related to severance, bonus, stock options and related benefits. In addition, $0.4 million was spent during the second quarter of 2004 to recruit a replacement for Mr. Lunger.

Research and development (“R&D”) expenses increased $5.3 million, or 12.6%, in the first nine months of 2004 as compared with the first nine months of 2003. As a percentage of sales, R&D expenses are 7.2%, the same as the first nine months of 2003. The increased spending during the first nine months of 2004 was due to continued investment in research and development programs aimed at introducing new products to our markets and $1.6 million of unfavorable foreign exchange translation.

Restructuring and Other

During the second quarter of 2003, we completed the restructuring program that we had initiated during 2001 and recovered approximately $0.2 million in assets that we had originally written-off and deemed uncollectible. Upon completion of this restructuring program, we reversed $0.6 million of the original $18.0 million estimated reserve which included the $0.2 million recovered during this quarter and $0.4 million of previously estimated lease and severance payments, as these amounts were no longer required.

During the third quarter of 2003, we received proceeds of $1.3 million and realized a gain of $0.8 million in connection with a sale of real estate.

Net Interest Expense

Net interest expense decreased $4.9 million in the first nine months of 2004 as compared with the first nine months of 2003. Our lower net interest expense was principally a result of lower average debt outstanding. On March 4, 2004, we repaid our $75.0 million, 7.23% note with cash. During the first nine months of 2004, the weighted average interest rate on our revolving credit agreement was approximately 2.3%.

Provision for Income Taxes

Our effective tax rate on net income for the first nine months of 2004 and 2003 was 22.5%.

Market Risk

We are exposed to market risks, which include changes in foreign currency exchange rates and credit risk. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in sales, net income and assets and liabilities denominated in currencies other than the U.S. dollar. The potential change in foreign currency exchange rates offers a substantial risk to us, as approximately 60% of our business is conducted outside of the United States, generally in foreign currencies. Most of our products are manufactured in the U.S., France, Ireland and the United Kingdom and then sold to other countries. Our primary foreign currency exposures relate to adverse changes in the relationships between the U.S. dollar, the Euro, the British Pound and the Japanese Yen. Exposure exists when the functional currency of a buying entity weakens against the functional currency of the selling entity, thus causing an increase of the product cost to the buying entity. This adversely affects our consolidated gross profit and net income. The effect of this exposure is mitigated by the significant level of manufacturing done in France, Ireland and the United Kingdom. The deterioration of the Japanese Yen against the U.S. dollar could have a greater effect on the consolidated earnings because minimal manufacturing is done in Japan as the majority of products purchased by our Japanese subsidiary are sourced from other Millipore sites and administrative costs in that country are not substantial.

Our risk management strategy currently uses forward contracts to mitigate certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses resulting from the forward contracts that hedge these exposures. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically span less than three months. We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $139.3 million at October 2, 2004. The fair value of these contracts was a gain of $0.9 million at October 2, 2004. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments. Although we attempt to manage our foreign currency exchange risk through the above activities, when the U.S. dollar weakens against other currencies in which we transact business, generally sales and net income will be positively but not proportionately impacted.

Credit Risk

We are exposed to concentrations of credit risk in cash and cash equivalents and trade receivables. Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. Trade receivables credit risk exposure is limited due to the large number of established customers and their dispersion across different geographies.

Capital Resources and Liquidity

Cash flow provided from operations was $107.9 million in the first nine months of 2004 as compared with $88.2 million in the first nine months of 2003. The increase in cash flow from operations in the first nine months of 2004 compared with the first nine months of 2003 was primarily the result of increased net income partially offset by increases in other current assets, a lower rate of inventory growth and decreases in accounts payable and accrued expenses.

Accounts receivable increased $0.6 million at October 2, 2004 as compared with December 31, 2003. The increase in accounts receivable resulted in an increase in days sales outstanding (“DSO”) of 2 days, as DSO increased from 71 days at December 31, 2003 to 73 days at October 2, 2004, as measured in constant currency. Generally, DSO is lower at December 31 than at the end of other quarters as collection efforts are traditionally strongest during the fourth quarter in foreign locations. The increase in accounts receivable was primarily in the Americas, which was offset by the decreases in Europe and the Asia/Pacific region. The overall increase in accounts receivable was primarily the result of increased sales volumes.

Inventory increased $1.9 million at October 2, 2004 as compared with December 31, 2003. The increase in inventory was the result of increased work in process and finished goods in anticipation of future sales levels. Inventory days of supply increased from 155 days at December 31, 2003 to 161 days at October 2, 2004, as measured in constant currency, as a result of seasonally lower sales.

During the first nine months of 2004, we invested $40.7 million for the purchase of property, plant and equipment and we expect to spend an additional $20 to $25 million during the remainder of 2004. Our 2004 additions are driven principally by our continued need to upgrade and add manufacturing capacity and to expand our campus in France. During the second quarter of 2004, we completed the construction of our new $29 million facility in Jaffrey, New Hampshire. This new facility will manufacture filtration membrane that will be used in purification devices primarily for biotechnology manufacturing customers.

Cash flows used in financing activities during the first nine months of 2004 were principally a result of our repaying the $75.0 million, 7.23% note that became due in March 2004 and repaying an additional $16.2 million of prior net borrowings made under our revolving credit agreement. Additionally we received $27.5 million from employees exercising stock options and purchasing shares of our common stock in accordance with our Employees’ Stock Purchase Plan (“ESPP”). We believe the increased cash from employees exercising stock options was largely related to the increase in our stock price. In general, as our stock price increases, many of our employees may exercise their vested stock options which will provide us with cash that is equal to the exercise price of their stock options.

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

Subsequent Events

On October 25, 2004, we announced that Dr. Martin D. Madaus had been appointed President and CEO of Millipore, effective no later than February 1, 2005. He will also be joining the Board of Directors.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “AJCA”) into law. The AJCA contains a number of provisions which will affect Millipore in the future. We will be reviewing the AJCA over the next few months in order to determine its impact on Millipore.

Legal Proceedings

We currently are not a party to any material legal proceeding and we do not know of any contemplated material legal proceeding.

New Accounting Pronouncement

In January 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1 and in May 2004 issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003 and FSP No. 106-2 is effective for interim or annual financial statements of fiscal years ending after June 15, 2004. We have elected to defer the accounting for the Act until authoritative guidance on the accounting for the federal subsidy is issued and are assessing the impact.

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

Item 4. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting during the quarter ended October 2, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

MILLIPORE CORPORATION

	Signature	Title	Date
By:	/s/ KATHLEEN B. ALLEN	Vice President and Chief Financial Officer	November 5, 2004
Kathleen B. Allen

By:	/s/ DONALD B. MELSON	Corporate Controller (Chief Accounting Officer)	November 5, 2004
Donald B. Melson

Exhibit Index

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002