Form 10-K
period 2004-12-31
MILLIPORE CORP /MA
filed 2005-03-16
CIK 66479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

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

Yes  [x]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best or registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  [x]   No    [  ]

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock on July 3, 2004, the last business day of our most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $1,661,726,502. Shares of Common Stock held by each executive officer and director and by each person known to beneficially own more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 2005, 49,842,223 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference

Document	Incorporated into Form 10-K
Definitive Proxy Statement for the 2005 Annual Meeting	Part III

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

Information About Geographic Areas and Segment

We are a multinational company with approximately 65% of our 2004 sales outside the United States and approximately 52% of our long-lived assets outside the United States at December 31, 2004. As of December 31, 2004, we had three operating segments: BioPharmaceutical, Laboratory Water and Life Sciences. These three operating segments have been aggregated into one reporting segment for financial statement purposes. In February 2005, we announced our intent to combine our Laboratory Water and Life Sciences operating segments into one operating segment. Segment and geographic information is discussed in Note 18 to our Consolidated Financial Statements.

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

We sell consumables, hardware and services. Our wide range of consumable products, which represent approximately 80% of our 2004 sales, include handheld laboratory sample preparation and screening devices and kits in various low and high throughput formats, specialty membranes, chromatography media and large process scale cartridges used to filter thousands of liters of fluid. Our hardware products range from small benchtop laboratory water purification systems and cartridge integrity testers to large stainless steel process scale filtration and chromatography systems and columns with selling prices that can be greater than a million dollars. Our services include field services for the maintenance of laboratory water systems and validation services offered to biopharmaceutical customers.

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

Our products are used in biopharmaceutical manufacturing and research operations to isolate and purify specific components of fluid streams for analysis, to concentrate identified compounds for further processing and to purify or sterilize small and large volumes of critical fluids. Customers also use our products to gain knowledge about a molecule, compound or microorganism by detecting, identifying and quantifying the relevant components of a fluid sample. Our laboratory water purification products are used by customers to provide ultrapure water for critical laboratory analysis and for clinical testing. In addition, products based on our proprietary size exclusion membrane technology have been introduced to improve speed, automation and cost-effectiveness of a number of separations for DNA sequencing, plasmid prep, PCR, diagnostic and microarray applications. These novel technologies are also being used for new applications in the drug discovery markets for the screening of potential drug compounds and for sample preparation. In recent years, we have launched a series of kits based on these technologies that are intended for a variety of protein and genomics applications. Our disposable manufacturing products are used in a variety of applications in downstream and final fill processes of pharmaceutical manufacturing.

Customers and Markets

We sell our products to customers in the biotechnology, life science research and other bioscience markets. The biotechnology market consists of the manufacture of therapeutic products based on recombinant proteins as well as process monitoring for sterile pharmaceuticals. The life science research market consists of research activities in drug discovery and drug development. The other bioscience market principally includes the development and manufacture of non-biotechnology pharmaceuticals, clinical and analytical laboratory activities, and the processing and quality control of beverages.

A variety of our products are used in the biotechnology market by biotechnology and pharmaceutical companies in the production of therapeutic products based on recombinant proteins, including monoclonal antibodies, enzymes, coagulation factors, vaccines, cytokines, hormones, growth factors, plasma products and transgenic and gene therapy products. We play an important role in our customers’ development of new biotech drugs by offering a continuum of membrane and chromatography based products capable of being scaled-up to match customer needs at different stages during the development process through full scale drug production. Our disposable manufacturing products also enable our biotechnology customers to simplify and to reduce the time and expense of certain steps in their downstream and final fill processes for biotech drugs.

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

As of December 31, 2004, our sales, marketing and service organization consisted of approximately 1,200 employees worldwide.

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

Our ongoing research and development activities include the extension and enhancement of existing Millipore technologies to respond to new applications, the development of new membranes and chromatography media, and the upgrading of membrane and media based systems to afford the user greater purification capabilities. Over the last several years, through acquisitions, alliances, licenses and research and development investments, we have expanded and diversified our technology base. We have focused this expansion and diversification strongly on life science research and biotechnology applications including disposable manufacturing initiatives. The rapidly changing life science markets require novel technologies to meet the needs of high throughput sample analysis. This has led to our development of products utilizing both membranes and chromatographic separation techniques, including an entire platform based on chromatographic media embedded in membrane structures which was introduced for the protein research market. We have progressed substantially in recent years in our efforts to develop a differentiated line of chromatography media products for the rapidly growing biotechnology market.

We perform most of our own research and development. We do not provide material amounts of research and development services for others. We continue to increase our total research and development spending. As a percentage of sales, research and development spending was 7.1% in 2004, 7.3% in 2003 and 7.4% in 2002.

We have followed a practice of supplementing our internal research and development efforts by acquiring or licensing new technologies from unaffiliated third parties, acquiring distribution rights with respect thereto, and undertaking collaborative or sponsored research and development activities with unaffiliated companies and academic or research institutions, when we believe it is in our interests to do so.

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

Competition

We face intense competition in all of our markets. We believe that our principal competitors include GE Healthcare, Pall, Qiagen, Whatman, Sartorius, Cuno, Fisher Scientific, and USFilter. Certain of our competitors are larger and have greater resources than Millipore. While price is an important factor, we compete primarily on the basis of technical expertise, product quality and responsiveness to customer needs, including service and technical support.

Environmental Matters

We are subject to numerous federal, state and foreign laws and regulations that impose strict requirements for the control and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste. We believe we are in substantial compliance with all applicable environmental requirements. We continue to invest in maintaining facilities that enable our compliance with these environmental laws. These environmental related expenditures have not had a material effect on our capital expenditures, earnings or competitive position. Because regulatory standards under environmental laws and regulations have become increasingly stringent, however, there can be no assurance that future developments will not cause us to incur material environmental liabilities or costs.

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

Other Information

As of December 31, 2004, Millipore employed approximately 4,500 persons worldwide, of whom approximately 1,700 were employed in the United States and approximately 2,800 were employed outside of the United States.

The U.S. Securities and Exchange Commission (the “SEC”) maintains an Internet site at http://www.sec.gov that contains reports and proxy and information statements of the Company. All reports that the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Millipore’s internet website address is www.millipore.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and all amendments thereto, are available free of charge on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. In addition, our corporate governance guidelines, the charters of each of the committees of our Board of Directors, our code of ethics (consisting of our Corporate Compliance Policy, our Employee Code of Conduct and our Rules of Conduct) and our Director Code of Conduct are available on our website and are available in print to any Millipore shareholder upon request in writing to “General Counsel, Millipore Corporation, 290 Concord Road, Billerica, MA 01821”.

The certifications of Millipore’s Chief Executive Officer and Chief Financial Officer, as required by the rules adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“302 Certifications”), are filed as exhibits to this Form 10-K. 302 Certifications were also filed as exhibits to our Form 10-K for 2003, as filed with the Securities Exchange Commission in March 2004. Millipore’s former Chief Executive Officer, Francis J. Lunger, provided an annual certification to the New York Stock Exchange dated May 25, 2004, that he was not aware of any violations by the Company of the New York Stock Exchange corporate governance listing standards.

Executive Officers of the Registrant

The following is a list, as of March 1, 2005, of the executive officers of Millipore Corporation. All of such executive officers were elected to serve until the first Directors Meeting following our 2005 Annual Stockholders Meeting.

			First Elected or Appointed
Name	Age	Office	An Executive Officer	To Present Office
Martin D. Madaus	45	Chairman of the Board, President and Chief Executive Officer	2005	2005
Kathleen B. Allen	49	Vice President and Chief Financial Officer	2000	2000
Dominique F. Baly	56	Vice President	2000	2001
Vinay Goel	56	Vice President	2000	2001
Peter C. Kershaw	51	Vice President	2004	2004
John E. Lary	59	Vice President	1994	1994
Jeffrey Rudin	53	Vice President, General Counsel and Secretary	1996	1996
Gregory J. Sam	46	Vice President	2003	2003
Kathleen M. Stearns	52	Vice President	2001	2001
Susan L.N. Vogt	51	Vice President	2000	2001
Charles F. Wagner, Jr.	37	Vice President	2003	2003

Dr. Madaus joined Millipore Corporation as its President and Chief Executive Officer, and as a Director, on January 1, 2005, and was appointed Chairman of the Board effective March 1, 2005. From 2000 until December 2004, Dr. Madaus served as President and Chief Executive Officer of Roche Diagnostics Corporation, heading the

North American diagnostics business of Hoffmann-La Roche, a leading pharmaceutical and diagnostics company. Prior to that, Dr. Madaus held various management positions from 1989 to 1999 with Hoffmann-La Roche and with Boehringer Mannheim (prior to its 1998 acquisition by Hoffmann-La Roche). Dr. Madaus also serves on the Boards of Directors of AdvaMed; the Institute for Medical Technology; Central Indiana Corporate Partnership; Biocrossroads; and the Analytical & Life Science Systems Association.

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

Mr. Baly was elected Vice President of Millipore Corporation in December 2001 and serves as President of the Company’s Bioscience Division, which was formed in February 2005 as a combination of the Company’s Laboratory Water and Life Sciences Divisions. Mr. Baly also serves as President of Millipore International to which he was appointed in February 2001. From February 2001 through February 2005, Mr. Baly was President of the Laboratory Water Division. Prior to that, Mr. Baly held a wide variety of positions since joining Millipore in 1972, most recently as Vice President of the Analytical Divisions of Millipore from 1994 until 2001.

Dr. Goel was elected Vice President of Millipore Corporation in December 2001 and serves as head of the Company’s BioPharmaceutical Research and Development and of the Company’s new product development processes, to which he was appointed in January 2005. From 2001 to January 2005, Dr. Goel served as President of the Company’s Strategic Separations Media Group (successor to our Membrane Technology Division). From 1999 through 2001, Dr. Goel served as Vice President, Corporate Technology Operations. Prior to 1999, Dr. Goel held a number of positions since joining Millipore as a product development engineer in 1977.

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

Mr. Rudin was elected Vice President and General Counsel of Millipore Corporation in December 1996 and as Clerk (that office is now known as Secretary) of Millipore in 1999. Prior to joining Millipore, Mr. Rudin served Ciba Corning Diagnostics Corp. as Senior Vice President and General Counsel (1993-1996) and as Vice President and General Counsel (1988-1993).

Mr. Sam was elected Vice President, Quality, of Millipore Corporation in March 2003. Prior to joining Millipore, Mr. Sam served from 2001-2002 as Vice President, Quality, for the Drug Delivery Business Unit of Elan Corporation, a pharmaceutical company focused on the development, manufacturing and marketing of novel therapeutic products, and from 2000-2001 as Vice President, Quality, of Dura Pharmaceuticals (acquired by Elan Corporation in 2000), a manufacturer of prescription pharmaceutical products. From 1999 to 2000, Mr. Sam was Senior Director, Corporate QA – Quality Management, at Watson Pharmaceuticals, Inc., a specialty pharmaceutical company, and from 1996 to 1999 was Director, Qualification & Validation, Worldwide QA, for Rhone-Poulenc Rorer, a pharmaceutical company.

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

Item 2. Properties.

Millipore operates 11 manufacturing sites located in the United States, France, Ireland, United Kingdom and Brazil. The following table identifies the major production sites that are owned by Millipore, and describes the purposes and the approximate floor space and land area of each.

		Floor Space	Land Area
Location	Facility	Sq. Ft.	Acres
Bedford, MA	Manufacturing, research, warehouse and office	384,000	34
Billerica, MA	Manufacturing, research, warehouse and office	88,000	5
Danvers, MA	Manufacturing, research and office	108,000	16
Jaffrey, NH	Manufacturing, warehouse and office	222,000	52
Cidra, Puerto Rico	Manufacturing, warehouse and office	125,000	29
Molsheim, France	Manufacturing, research, warehouse and office	372,000	20
Cork, Ireland	Manufacturing, warehouse and office	148,000	38

We own a total of approximately 1.5 million square feet of usable space in facilities worldwide (including the facilities listed above), which is used for office, research and development, manufacturing and warehouse purposes. None of our owned facilities are subject to any material encumbrances, except for a finance lease on a portion of the Molsheim, France property.

In addition to our owned properties, we currently lease facilities throughout the world for office, research and development, manufacturing and warehouse uses. The aggregate area of our leased space worldwide is approximately 819,000 square feet and the net rental cost of such leased space was approximately $12.2 million in 2004. The following leased facilities are the most significant:

1.	A lease of 104,000 square feet in a building located in Billerica, Massachusetts, in which our corporate headquarters offices are located, provides for a term ending in 2012, with renewal options for an aggregate of 10 years.

2.	A lease of a 134,000 square foot building in Bedford, Massachusetts used for manufacturing and research and development provides for a term ending in 2006, with renewal options for an aggregate of 20 years as well as a purchase option.

3.	A lease of a building of 130,000 square feet located in Burlington, Massachusetts, used as our North American distribution center, provides for a term expiring in 2007 and has a single 5-year extension option.

4.	A lease of a building of 28,000 square feet located in Consett, England that is used for manufacture of chromatography media products and for related research and development provides for a term expiring in 2016.

Our Cidra, Puerto Rico facility currently operates at approximately 65% of manufacturing capacity. Our Bedford, Massachusetts facility is approximately 65% occupied in anticipation of a planned renovation beginning 2005. All of the other above listed owned and leased major facilities are at least 90% utilized.

We believe that all the facilities we own or lease are well maintained, appropriately insured, in good operating condition and suitable for their present uses with the exception of our Bedford, Massachusetts office building which will be demolished in 2005 in preparation for a new research and development center.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

This item is not applicable.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Millipore’s Common Stock, $1.00 par value, is listed on the New York Stock Exchange and is traded under the symbol “MIL”. The following table sets forth, for the indicated fiscal periods, (i) the high and low sales prices of Millipore’s Common Stock (as reported on the New York Stock Exchange Composite Tape). On February 26, 2005, there were approximately 2,357 shareholders of record.

	Range of Stock Prices
	2004		2003
	High	Low	High	Low
First Quarter	$54.08	$42.50	$35.90	$31.74
Second Quarter	$56.37	$50.85	$47.02	$30.25
Third Quarter	$55.41	$47.75	$48.91	$40.53
Fourth Quarter	$51.17	$44.45	$47.92	$40.45

The Company did not declare any cash dividends during 2004 or 2003 nor does the Company currently intend to make future cash dividend declarations or payments.

I tem 6. Selected Financial Data.

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

MILLIPORE CORPORATION

FIVE YEAR SUMMARY OF OPERATIONS

(In thousands, except per share data)	2004	2003		2002		2001		2000

Statement of income data:
Net sales	$883,263	$799,622		$704,251		$656,898		$600,161
Cost of sales	412,129	369,174		308,146		291,219		266,227

Gross profit	471,134	430,448		396,105		365,679		333,934
Selling, general and administrative expenses	270,796	246,819		219,058		200,757		190,556
Research and development expenses	62,485	58,385		52,353		45,816		40,580
Restructuring and other	—	(1,400	)(1)	1,124	(1)	17,962	(1)	320	(2)

Operating income	137,853	126,644		123,570		101,144		102,478
(Loss) gain on investments	—	—		(2,344	)(3)	—		7,151	(4)
Loss on early extinguishment of debt	—	—		—		(1,899	)(5)	—
Interest income	2,073	2,035		1,347		2,591		3,486
Interest expense	(9,447)	(16,505)		(18,981)		(25,336)		(26,922)

Income before income taxes	130,479	112,174		103,592		76,500		86,193
Provision for income taxes	24,923	11,378		22,791		14,247		20,108

Income from continuing operations	105,556	100,796		80,801		62,253		66,085

(Loss) income from discontinued operations, net of taxes	—	—		—		(6,736)		53,109
Income (loss) on disposal of discontinued operations, net of taxes	—	—		2,900		(24,400)		—

Total discontinued operations	—	—		2,900		(31,136)		53,109

Net income	$105,556	$100,796		$83,701		$31,117		$119,194

Basic income (loss) per share:
Continuing operations	$2.13	$2.08		$1.68		$1.32		$1.44
Discontinued operations	—	—		0.06		(0.66)		1.16

Net income	$2.13	$2.08		$1.74		$0.66		$2.60

Diluted income (loss) per share:
Continuing operations	$2.10	$2.06		$1.67		$1.30		$1.40
Discontinued operations	—	—		0.06		(0.65)		1.13

Net income	$2.10	$2.06		$1.73		$0.65		$2.53

Cash dividends declared per share	$—	$—		$—		$0.44		$0.44
Weighted average shares outstanding:
Basic	49,469	48,574		48,170		47,100		45,803
Diluted	50,201	49,046		48,448		48,060		47,039
Balance sheet data:
Working capital	$377,846	$316,070		$255,282		$177,676		$103,083
Total assets	1,013,819	960,298		810,151		971,435		834,496
Total assets from continuing operations	1,013,819	960,298		810,151		653,807		585,706
Long-term debt	147,000	216,000		334,000		320,000		300,130
Total shareholders’ equity	638,850	464,681		299,707		413,022		319,765

(1)	Amounts were related to restructuring charges taken in connection with our 2001 restructuring program which included reducing, consolidating and outsourcing certain manufacturing operations, centralization of European shared services (including order processing, cash collections and cash application processes) and streamlining certain corporate shared services and divisional overhead functions. The charge included $15,432 for employee severance costs, $1,072 for lease cancellation costs, and $1,458 for the write-off of fixed assets that were no longer in use. In 2003, we completed the restructuring program. Upon completion of this restructuring program and final cash disbursements in the second quarter of 2003, we reversed $354 for previously estimated lease and severance payments, as these amounts were no longer required and recorded $250 of assets that had been originally written-off. In addition to completing the 2001 restructuring program during 2003, we received proceeds of $1,250 and realized a gain of $796 in connection with the sale of real estate.
(2)	In 2000, we settled a patent lawsuit and recorded a charge of $1,500 for past royalties and we also reversed $1,180 of a restructuring charge that we recorded in 1998 as we received higher than expected proceeds from the sale of facilities.
(3)	In 2002, we recognized $2,344 of losses attributable to investments, of which $2,200 was associated with PurePulse Technologies, Inc. (“PurePulse”), from which we had acquired rights to sell virus inactivation products. PurePulse suspended operations in 2002 and we recorded an impairment charge for the full amount of the investment.
(4)	During 2000, we sold our holdings in Oxford GlycoSciences Plc., resulting in a gain on sale of securities of $7,500.
(5)	In 2001, we prepaid $25,000 of the 7.23% note and recorded a $1,899 ($1,233 after tax) loss for the premium associated with the early redemption.

Note: Certain reclassifications have been made to previously reported financial data to conform to the 2004 presentation.

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

Basis of Presentation

Throughout this item, references will be made to “constant currencies”. Constant currency is a non-GAAP measure whereby foreign currency balances are translated, for all periods presented, at Millipore’s predetermined budgeted exchange rates for 2004, thus excluding the impact of fluctuations in the actual foreign currency exchange rates. In addition to analyzing U.S. GAAP financial results, we also analyze our results in constant currencies as we believe these measures may allow for a better understanding of the underlying business trends.

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

Revenue Growth

During 2004, revenue growth was 10% comprised of 6% growth in constant currencies and 4% foreign currency impact. This compares to revenue growth in 2003 of 14% (6% growth in constant currencies and an 8% foreign currency impact). As described in Item 1, we sell our products into the biotechnology, life science research and other bioscience markets. Additional information related to sales into each one of these markets begins on page 17 of this report.

Biotechnology Market

The biotechnology market represented approximately 35% of revenue in 2004. In constant currencies, our revenues in this market grew 9% in 2004 compared to 6% in 2003. Sales of consumable products in this market grew 12% and 9% in 2004 and 2003, respectively. However, sales of hardware declined by 5% in 2004 following a 5% decline in 2003. Hardware sales in this market are impacted by customers’ decisions to add to or modify their production capacity. These orders can be very large and may result in significant variability in our period-to-period sales growth. Further, in the second half of 2003, we adopted a more selective set of sales criteria which focused on those hardware orders with higher profitability or orders where the customer indicated intent to purchase our consumables and services. This change in strategy contributed to the continued decline in hardware sales to this market.

We believe that consumables revenue growth patterns are more indicative of the longer term prospects for this business. Our revenue from the sale of consumables to a customer is dependent on a number of manufacturing variables related to the customer’s processes and the unique characteristics of the molecule being produced. These include expression levels, the cell culture system, the purity of the cell harvest, dosage form, batch size, optimization of the process, design/age of the plant and commercial success of the drug. We have particularly strong and broad product offerings for use in the production of monoclonal antibodies, a specific class of biotherapeutics. Our products are used in at least one of the manufacturing process steps in the majority of commercialized monoclonal antibodies. In the short term, our revenue growth in the biotechnology market is impacted by the purchasing patterns of our customers who are directly influenced by the timing and approval of their drugs. The sales cycle in this market is a long term process which follows the various stages of the drug approval process and may span five to seven years. We provide a number of technologies that can be used in very small scale production of a drug and reliably scale up to full size manufacturing volumes with predictable efficacy. As a result, our revenue related to a specific drug will increase over the various stages of the drug approval process; in particular, as the drug moves into clinical trials and ultimately into commercial production. We are continuously investing in new products and technologies to expand our offerings in this market.

We believe that our long term customer relationships, our specific and differentiating technologies for this market and the number of biotechnology drugs in the drug pipeline will result in long term sustainable growth.

Life Science Research Market

The life science research market represented approximately 14% of our revenues in 2004. In constant currencies our revenues in this market grew 6% in 2004 and 5% in 2003. Our revenue growth in this market is significantly influenced by the general economic climate and funding environment at life science research centers and contract laboratories. The level of research and development spending by pharmaceutical organizations as well as funding of various private or government research institutions also impact our growth in the life science research market. Our primary market focus is drug development and protein research. We believe there will be increasing demand by customers, primarily in pharmaceutical companies, for solutions that will accelerate the identification of drug candidates. Longer term, increased levels of protein related research will add to our growth in this market. In both the drug development and protein research areas, we provide targeted products and technologies that increase the researcher’s productivity, decrease cycle time and improve the quality of leads.

Other Bioscience Market

The other bioscience market represented approximately 51% of our revenues in 2004 and grew 3% in constant currencies in 2004 and 5% in 2003. We have been supplying products to this market for many decades and are well positioned with our global distribution channels and recognized brand names to grow at rates equal to or greater than the underlying market growth. During 2004, our sales to this market benefited from strong sales to laboratories for water purification and quality control applications especially in Europe. Negatively impacting growth in 2004 were declining sales in of filtration devices to non-strategic applications.

Product Type and Geography

In addition to markets, we analyze our sales by product type and by geography. In constant currencies, approximately 79% of our revenue is from the sale of consumable products, 17% is from hardware and 4% is from services. We believe that a high mix of consumable and service revenues results in a steady revenue stream as compared to hardware sales that are subject to our customers’ capital spending cycles. These cycles may vary significantly from one period to the next. Our constant currency sales by geography for 2004 were distributed 45% in the Americas (primarily the United States), 36% in Europe and 19% in Asia/Pacific. Approximately 80% of our 2004 sales were made through our global direct sales force. Our sales force is augmented with regionally focused distributors and our on-line web store. Our worldwide direct customer access allows us to rapidly introduce new products, apply our unique technology solutions to match customer needs and provide valuable feedback for our research and development team. Our mix of revenue by type and geography has been relatively consistent for each of the last three years.

Profitability

Operating income as a percent of sales was 15.6% in 2004 compared with 15.8% in 2003. During 2004, as the dollar continued to weaken, we experienced profitability pressures as foreign denominated manufacturing, distribution, selling and administrative support expenses increased due to currency translation. However, our continued expense control and efficient operations support structure enabled us to maintain profitability levels that were approximately equal to 2003.

Our business operations are supported by shared service organizations that operate in regional centers. These support functions include finance, information technologies, customer service, distribution, human resources and technical services. The cost of these support functions is expected to grow at a slower rate than the rate of sales growth. We will continue to invest in sales, service, and application specialists in the field to drive sales growth. We expect to continue focusing our research and development programs on biotechnology and life science research applications.

We expect operating income as a percent of sales to improve slightly in the near-term as a result of the combination of modestly improving gross profit margins and leveraging our shared service infrastructure, while continuing to invest in sales, service and research and development efforts.

Cash Flow

Cash flow from operations was $167.4 million in 2004 compared with $132.1 million in 2003. The improvement in cash flow from operations in 2004 is primarily from higher net income, improved accounts receivable collection experience, inventory reductions and an increase in current liabilities.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our most critical accounting policies had a significant impact on the preparation of these financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following accounting policies and estimates require us to make the most difficult judgments in the preparation of our consolidated financial statements and accordingly are the most critical.

Revenue Recognition. Revenue from the sale of products is recognized when evidence of an arrangement is in place, related prices are fixed or determinable, delivery has occurred (contractual obligations have been satisfied and title and risk of loss have been transferred to the customer) and collection of the resulting receivable is reasonably assured. When significant obligations remain, such as customer site acceptance testing, after products are delivered, revenue and related costs are deferred until such obligations are fulfilled.

Revenue from service arrangements is recognized when the services are provided. For laboratory water systems, installation and maintenance service revenues are recognized when the site service visit is completed. For validation services provided to customers, revenue is recognized when the contracted study is complete and accepted by the customer.

Revenue for certain fixed price contracts associated with our process equipment business is recognized under the percentage of completion method (“POC”). Over the past three years, approximately 3% of our revenues have been derived from POC sales. Revenue is recognized based on the ratio of hours expended compared with the total estimated hours to complete the construction of the process equipment. The cumulative impact of any revisions in estimates of the percent complete is reflected in the period in which the changes become known. In the event that assumptions used in calculating POC during the construction of the process equipment, are later revised, total revenue and expenses estimated for contracts upon completion could differ from the latter estimate. If it is estimated that the project will result in a loss when completed, the entire loss is recognized at that point. Actual results related to POC estimates have been materially the same as the assumptions used at the beginning of each contract. In addition, should a POC contract be cancelled while in progress, we would generally be able to offset the lost revenue and incurred expense with progress payments previously received during the design and construction period. Typically such progress payments can range between 20% and 60% of the total contract sales value. Historically, we have experienced few cancellations. During the last three years, there have been no POC contract cancellations.

Allowance for Doubtful Accounts. We regularly evaluate our ability to collect outstanding receivables. Allowances for doubtful accounts are provided when collection becomes unlikely. In performing this evaluation, significant estimates are involved, including an analysis of risks on a customer-by-customer basis. Based upon this information, we reserve an amount believed to be uncollectible. At December 31, 2004, the allowance for doubtful accounts represented approximately 3% of gross receivables. During the past three years, we have provided between $1.0 – 2.0 million per year for allowances for doubtful accounts, which approximates bad debt write-offs during those years. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. In addition, revenues attributable to a particular customer would not be recognized in the quarter that collection from that customer was deemed unlikely.

Inventory Valuation Analysis. Our product life cycle is generally a minimum of 5 years and may be in excess of 20 years. Therefore, given the stable demand for our products, we generally rely upon recent historic usage and future demand in estimating the realizable value of our inventory. Finished goods and components that are determined to be obsolete are written-off when such determination is made. In certain cases, for newly introduced products and overstocked products, future demand is considered in establishing inventory write-downs. Raw material and work-in-process inventories are also reviewed for obsolescence and alternative or future use based on reviewing manufacturing plans, future demand and market conditions. In situations where it is determined that work-in-process inventories cannot be converted into finished goods, the inventories are written down to net realizable value. Inventory at December 31, 2004 reflects cumulative net realizable value write-downs of $17.0 million. Should it be determined that write-downs are insufficient, we would be required to record additional inventory write-downs, which would have a negative impact on gross margin. Once written down, inventory valuation provisions are not subsequently reversed.

Valuation of Long-lived Assets. Long-lived assets are comprised of property, plant and equipment, intangible assets and goodwill. We periodically review our long-lived assets to determine if impairment has taken place. The review of intangible assets and goodwill is performed annually at a minimum. In addition, all long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and accordingly, the net book value of the asset may be reduced. Significant judgments are required to estimate future cash flows, including the selection of appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for these assets.

During 2002 and 2003, we invested a cumulative total of $10.5 million of a planned $38.4 million project (at the December 31, 2004 actual rate of exchange) to expand manufacturing capacity of a core consumable product line in a building adjacent to our existing manufacturing facility in Ireland. We have delayed the completion of this facility as existing manufacturing capacity supplemented with our strategic inventory supply program can meet the expected demand of this product line through 2010. We currently expect to resume construction of this facility in 2007 as there is a three year lead time before the project can be completed and consumable output validated for use in our products. This facility is now a vacant multipurpose building shell. If necessary, this facility could be used for the manufacturing of alternative products.

During 2004, we conducted an impairment review of our goodwill. The review was based on a comparison of the carrying cost of the goodwill to the fair value of the BioPharmaceutical reporting unit using current valuation multiples of peer companies. Based on our tests, goodwill was not impaired during the year ended December 31, 2004. If the fair value of our BioPharmaceutical reporting unit were substantially reduced, then we may incur charges for impairment of this goodwill.

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

Our valuation allowance is provided to reserve against the expiration of federal and state research credit carryforwards, state investment credit carryforwards, state net operating loss carryforwards and other state deferred tax assets. At December 31, 2004, we had federal research credit (“GBC”) carryforwards of approximately $9.3 million that expire in the years 2005 through 2024. Of the $9.3 million of GBC carryforwards, approximately $4.3 million is reserved with a valuation allowance. In 2004, GBC totaling $1.5 million expired unused and were written off against the valuation allowance. At December 31, 2004, we also had $23.6 million of state research credit and net operating loss carryforwards and deferred tax assets, all of which are fully reserved with a valuation allowance. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, the valuation allowances may need to be increased if we are unable to generate sufficient taxable income within the statutory time period that governs general business credit utilization. Any increase in the valuation allowances could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.

We are a worldwide business. Due to our size and the number of tax jurisdictions within which we conduct our business operations, we are subject to tax audits on a regular basis. As a result, we have tax reserves which are attributable to potential tax obligations around the world. We believe the reserves are necessary to adequately reflect tax obligations which may arise out of current and future audits.

We provide for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered indefinitely invested outside the U.S. At December 31, 2004, the cumulative earnings upon which U.S. income taxes have not been provided are approximately $356.5 million. If these earnings were repatriated to the U.S., they would generate an additional tax provision to reflect the U.S. tax rate impact. Foreign tax credits would also be generated that would partially reduce the U.S. tax liability associated with any repatriation of earnings. We estimate an additional $99.0 million tax provision would be required to reflect the U.S. tax on such repatriation.

On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (the “AJCA”). The AJCA contains a number of provisions which will affect the Company in the future. One provision of the AJCA establishes a special deduction for “Qualified Domestic Production Activities”. This AJCA provision will apply to Millipore because the Company is a U.S. manufacturer. The special deduction starts at 3% of “Qualified Production Income” as defined in the AJCA (“QPI”) in 2005 and will be 9% of QPI when fully phased in after 2009. The Company is studying this provision and related IRS guidance to determine its impact on the Company. A second provision of the AJCA provides a temporary incentive for a U.S. company to repatriate funds deemed to be permanently reinvested outside the U.S., at a reduced effective tax rate of approximately 5.25%. While the Company has no current plans to repatriate earnings under the AJCA, the Company is studying the provision and recent IRS guidance to determine whether it would be beneficial for the Company to make use of the temporary incentive in 2005. The AJCA imposes overall limitations on the amount taxpayers may repatriate. In the case of the Company, that limitation is $500 million. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $500 million. The related potential range of income tax is between zero and approximately $26 million. If the Company decides to repatriate under the provisions of the AJCA, a tax provision for the related taxes will be recorded in the quarter in which the repatriation plan is approved.

Employee Pension and Postretirement Medical Plans. In the United States, we sponsor a pension plan and a postretirement medical plan covering substantially all employees who meet certain eligibility requirements. For both plans, we determine several assumptions that are used in calculating the expense and liability of the plans.

For the pension plan, these key assumptions include the discount rate, expected return on plan assets and rate of future compensation increases. In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits under the pension plan. This included considering the trusts’ asset allocations and the expected returns likely to be earned over the life of this plan. Our method is consistent with the prior year. The discount rate reflects the rate at which an amount that is invested in a portfolio of high-quality debt instruments would provide the future cash flows necessary to pay benefits when they come due. In addition, our actuarial consultants determine the expense and liabilities of the plan using other assumptions for future experience, such as for withdrawal and mortality assumptions. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the amount of pension expense recorded by us in future years. During 2004, we used a discount rate of 6.0%, an expected return on plan assets of 8.0% and rate of future compensation increases of 4.0% related to our U.S. pension plan. The most sensitive assumptions used in calculating the expense and liability of our U.S. pension plan are the discount rate and the expected rate of return on plan assets.

The following table shows the impact on expense of a 50 basis point change versus the assumptions used. Positive dollar amounts would result in improved operating income, while a negative dollar amount would reduce operating income.

U.S. Pension Plan Sensitivity Analysis—2004

(in thousands)		Expected Return on Plan Assets
		-0.50%	8.00%	+0.50%

Discount Rate	+0.50%	($68.5)	($14.2)	$40.2
	6.00%	($54.4)	$0.0	$54.4
	-0.50%	($32.8)	$21.5	$75.9

For the postretirement medical plan, we provide to our actuarial consultants key assumptions including the discount rate and the future medical cost escalation rate. In addition, our actuarial consultants also employ other assumptions for future experience, such as withdrawal and mortality. The actuarial assumptions used by us may differ materially from future actual results due to changing conditions in the growth of medical expenses or longer or shorter life spans of the participants. These differences may have a significant effect on the amount of medical cost expense recorded by us. During 2004, we used a discount rate of 6.0% and an expected medical cost escalation rate that declines gradually from 9.0% in 2004 to 5.0% in 2011. The following table shows the impact on expense of a 50 basis point change versus the assumptions used. Positive dollar amounts would result in improved operating income, while a negative dollar amount would reduce operating income.

Postretirement Medical Sensitivity Analysis—2004

(in thousands)		Medical Cost Growth Rate
		base -0.50%	base	base +0.50%

Discount Rate	+0.50%	$105.0	$71.0	$30.8
	6.00%	$36.3	$0.0	($35.2)
	-0.50%	($8.3)	($35.8)	($68.5)

In certain foreign subsidiaries, we also sponsor pension plans for our employees. Accounting and reporting for these plans requires the use of country specific assumptions for discount rates, expected returns on assets and rates of compensation increases. We apply a consistent methodology in determining the key assumptions which, in addition to future experience assumptions such as withdrawal rates and mortality rates, are used by our actuaries to determine our liabilities and expenses for each of these plans. The following table shows the impact on expense of a 50 basis point change versus the country specific assumptions included in the consolidated financial statements. Positive dollar amounts would result in improved operating income, while a negative dollar amount would reduce operating income.

Foreign Pension Plan Sensitivity Analysis—2004

(in thousands)		Weighted Average Expected Return on Plan Assets
		-0.50%	6.17%	+0.50%

Weighted Average Discount Rate	+0.50%	$125.2	$189.4	$253.6
	5.92%	($64.2)	$0.0	$64.2
	-0.50%	($292.2)	($228.0)	($163.8)

Intent to Refinance Short-term Debt as Long-term Debt. Our credit agreement allows for revolving loan borrowings of up to $250.0 million. Borrowings against our credit agreement of $47.0 million were outstanding at December 31, 2004, and have been classified as long-term, because of our ability and intent to continuously refinance such borrowings. If our intent to refinance changes, it could result in a significant amount of debt being characterized as short-term debt in future financial statements.

Results of Operations

Net Sales

The following discussion of net sales summarizes sales growth by the markets in which our products were used, by the geographies in which our products were sold, and by product types.

Net Sales by Market

We sell our products into the biotechnology, life science research and other bioscience markets. Sales growth (as compared with the prior year) in constant currencies, by market, is summarized in the table below.

	Net sales (in thousands)			Percent sales growth
	2004	2003	2002	2004	2003
Biotechnology	$286,054	$262,089	$246,756	9%	6%
Life Science Research	114,618	107,797	102,308	6%	5%
Other Bioscience	408,349	395,446	376,301	3%	5%

Total net sales in constant currencies	809,021	765,332	725,365	6%	6%
Foreign exchange impact	74,242	34,290	(21,114)

Total net sales in U.S. dollars	$883,263	$799,622	$704,251	10%	14%

	% of net sales (in constant currencies)
	2004	2003	2002
Biotechnology	35%	34%	34%
Life Science Research	14%	14%	14%
Other Bioscience	51%	52%	52%

Total	100%	100%	100%

Biotechnology Market

The biotechnology market comprises approximately 35% of total sales. In 2004, sales to this market grew 9% at constant currencies consisting of a 12% increase in sales of consumable products and a 5% decline in sales of hardware. This compares to 2003 constant currency sales growth of 6% consisting of a 9% increase in consumable sales and a 5% decline in sales of hardware.

We sell consumable membrane filter and chromatography media products used in this market. These products represent approximately 84% of our sales within this market. The continued growth in sales of consumable products during 2004 was driven by increased manufacturing campaigns of marketed biotechnology drugs, and start-up and validation of new customer production lines and their processes.

We also sell hardware systems used in the production of biotherapeutics. Our filtration or chromatography hardware systems can range in price from twenty thousand dollars for standardized units to multi-million dollar custom designed systems and represented approximately 16% of our sales within this market. The decline in hardware sales in 2004 and 2003 was predominantly driven by two factors. In the second half of 2003, we adopted a more selective set of sales criteria which focused on those hardware orders with higher profitability or orders where the customer indicated intent to purchase our consumables and services. In addition, capital purchases made by our customers are generally used for construction of their manufacturing capacity and thus can vary significantly period to period based on their product demand or new drug processes.

Life Science Research Market

During 2004, constant currency sales to the life science research market grew 6%. Throughout 2004, we saw an increase in drug discovery and drug development spending by pharmaceutical companies especially in the United States and certain western European countries. In addition, this market is sensitive to worldwide economic conditions as well as funding for life science in both public and private institutions. The improvement of those conditions in 2004 as compared to 2003 further contributed to the positive growth.

The 2003 sales growth of 5% in the life science research market was the net result of strong revenue growth for drug discovery, based on a relatively small level of revenue, being partially offset by a decline in sales of products used in genomics applications.

Other Bioscience Market

The 2004 constant currency sales growth of 3% in the other bioscience market resulted from strong sales of ultra pure laboratory water purification systems, consumables and related services for quality control and analytical applications, modest sales growth of small and large volume parenteral drugs and nutritional products; and declines in sales of filtration devices to non-strategic applications.

The 2003 constant currency sales growth of 5% in the other bioscience market was due to increased sales of consumable products, laboratory water purification systems and services across all geographies. Growth in the Americas was strong at 8% due to increased sales to non-biotechnology pharmaceutical customers, improved laboratory research funding and increased spending on U.S. homeland defense initiatives. However, Europe’s growth was 2% in 2003, reflecting the continued difficult economic climate.

Net Sales by Geography

Sales growth (as compared with the prior year) by geography, measured in U.S. dollars and constant currencies, is summarized in the table below.

	U.S. dollars (in thousands)			Percent sales growth
	2004	2003	2002	2004	2003
Americas	$367,284	$336,128	$314,112	9%	7%
Europe	353,605	318,350	260,364	11%	22%
Asia/Pacific	162,374	145,144	129,775	12%	12%

Total net sales in U.S. dollars	$883,263	$799,622	$704,251	10%	14%

	Constant currencies (in thousands)			Percent sales growth
	2004	2003	2002	2004	2003
Americas	$366,160	$336,195	$314,901	9%	7%
Europe	291,292	285,455	272,981	2%	5%
Asia/Pacific	151,569	143,682	137,483	5%	5%

Total net sales in constant currencies	809,021	765,332	725,365	6%	6%
Foreign exchange impact	74,242	34,290	(21,114)

Total net sales in U.S. dollars	$883,263	$799,622	$704,251	10%	14%

	% of net sales (in U.S. dollars)			% of net sales (in constant currencies)
	2004	2003	2002	2004	2003	2002
Americas	42%	42%	45%	45%	44%	43%
Europe	40%	40%	37%	36%	37%	38%
Asia/Pacific	18%	18%	18%	19%	19%	19%

Total	100%	100%	100%	100%	100%	100%

In 2004, the Americas achieved constant currency sales growth of 9% driven by strong sales of process and laboratory scale consumables. Sales benefited from the improving economic environment, improved capital markets for life science and biotech start-ups, increased pharmaceutical and biotechnology spending on drug discovery research. The modest increase in sales, in constant currencies, to customers in Europe was due to a slowly improving European economy and increased laboratory activities by customers within the other bioscience markets that are in environmental, public health, clinical and university sectors. The increase in sales within the Asia/Pacific region was due to an improving economic conditions reduced by the impact from a change in Japanese government policies which delayed the utilization of otherwise available research grants by government and university laboratories.

During 2004, the U.S. dollar, with respect to foreign currencies, was weaker on average as compared to prior year levels. A weaker U.S. dollar will positively impact U.S. dollar sales growth. The impact of translating foreign currency sales to the U.S. dollar improved the reported sales growth rate by approximately 480 basis points. Since we have a higher percentage of our sales in Europe than in Asia, the impact of translating sales denominated in European currencies has a greater impact on our sales than the impact of translating sales denominated in Asian currencies. The U.S. dollar weakened against the Euro on average by approximately 9% and against the Japanese Yen by approximately 7% as compared with 2003.

During 2003, sales growth, measured in constant currencies, was relatively consistent across our geographies, ranging between 5% and 7% growth. At actual rates of exchange, the U.S. dollar weakened throughout the year against a number of foreign currencies. In 2003, the U.S. dollar weakened against the Euro on average by approximately 17% and against the Yen by approximately 7%. The impact of translating foreign currency sales, primarily the European currencies, to the U.S. dollar improved the reported sales growth rate by approximately 800 basis points in 2003.

Net Sales by Product Type

Sales growth (as compared with the prior year) by product type, measured in constant currencies, is summarized in the table below.

	Net sales (in thousands)			Percent sales growth
	2004	2003	2002	2004	2003
Consumables	$637,059	$596,424	$558,933	7%	7%
Hardware	139,674	140,490	143,069	(1)%	(2)%
Services	32,288	28,418	23,363	14%	22%

Total net sales in constant currencies	809,021	765,332	725,365	6%	6%
Foreign exchange impact	74,242	34,290	(21,114)

Total net sales in U.S. dollars	$883,263	$799,622	$704,251	10%	14%

	% of net sales (in constant currencies)
	2004	2003	2002
Consumables	79%	78%	77%
Hardware	17%	18%	20%
Services	4%	4%	3%

Total	100%	100%	100%

Sales of our consumables grew in all markets throughout 2004 as compared with 2003. Biotechnology consumable sales growth was robust in 2004, growing 12%. This is primarily due to the sales of chromatography media and filter consumables driven by increased manufacturing campaigns of marketed biotechnology drugs as well as start-up and validation of new customer production lines. The growth in the sales of services in 2004 was achieved across all markets. The increase is due to continued demand for maintenance of our installed base of laboratory water filtration systems as well as increased marketing of validation support services to our biotechnology and pharmaceutical customers.

The slight decrease in hardware sales in 2004 as compared to 2003 was due to a combination of steady sales growth of laboratory systems used in water purification offset by declining sales of large hardware systems principally to the biotechnology market. As previously mentioned, in the second half of 2003, we adopted a more selective set of sales criteria which focused on those hardware orders with higher profitability or orders where the customer indicated intent to purchase our consumables and services.

Gross Profit Margins

Gross profit margin percentages were 53.3% in 2004 and 53.8% in 2003. The decrease in our gross profit margin percentage in 2004 as compared with 2003 was primarily due to the strengthening of the Euro against the U.S. dollar which increased the average cost of products manufactured in our European plants. Had exchange rates in 2004 been similar to 2003 rates, gross margins would have been approximately flat year to year. In addition, plant start-up and product validation spending for our new membrane manufacturing facility as well as increased incentive compensation expense in 2004 offset the higher net realizable value write-downs of inventory and restructuring charges in 2003.

In 2003, gross profit margins benefited from a favorable mix of higher margin consumables but were negatively impacted by manufacturing start up costs related to new product introductions, increased depreciation and overhead expenses related to the improvement of production facilities as well as net realizable value write-downs of obsolete inventory. In addition, during the fourth quarter of 2003, we recorded a charge of $2.5 million related to manufacturing personnel severance and fixed asset write-offs.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $24.0 million or 9.7% in 2004 and $27.8 million or 12.7% in 2003, as compared with the prior years. The increase in 2004 was primarily due to $13.6 million of increased expense due to the U.S. dollar weakening against the Euro and the Yen; $4.4 million in CEO transition expenses; a $3.0 million write-off of intangibles and fixed assets related to the discontinuation of a research and development project; and $2.5 million of increased incentive compensation.

In the fourth quarter of 2004, following a research and development project review, we determined that the Safepass sterile transfer technology, acquired in 2001, would not achieve our new product profitability and cash flow criteria. Accordingly, we terminated the project and wrote off the $2.8 million intangible asset and $0.2 million of related fixed assets.

On April 28, 2004, Francis J. Lunger announced that he would step down as President and CEO of the Company. Mr. Lunger stepped down as President and CEO as of December 31, 2004, and as Director and Chairman of the Company’s Board of Directors as of March 1, 2005. In connection with Mr. Lunger’s separation agreement, we recorded an expense of approximately $3.0 million for severance, bonus and related benefits which was recognized through March 1, 2005. We also expect to record additional compensation expense of approximately $2.0 million to $5.0 million relating to stock options, of which approximately $2.0 million was recorded through March 1, 2005 and the remainder will be recorded 90 days thereafter. The amount of expense, within the above range relating to stock options, will depend upon the extent and timing of the exercise of his stock options. We recognized a total of $4.0 million expense in 2004 relating to this separation agreement.

The $27.8 million or 12.7% SG&A increase in 2003 was primarily due to $4.4 million of employee severance costs related to a reduction in work force, $15.5 million of increased foreign exchange translation due to the U.S. dollar weakening versus the Euro and the Yen, $6.5 million for increased facility costs and $5.1 million for salary related cost-of-living increases. These increased costs were partially offset by $4.1 million of reduced travel during 2003.

Research and Development Expenses

Research and development (“R&D”) expenses increased $4.1 million or 7.0% in 2004 and $6.0 million or 11.5% in 2003, as compared with the prior years. As a percentage of sales, R&D expenses were 7.1% in 2004 and 7.3% in 2003. Included in 2004 spending was a $1.0 million increase in incentive compensation.

The increase in R&D expense during 2003 compared with 2002 included $1.5 million of employee severance costs. Excluding this cost, R&D increased 9.8% over the prior year, and would have been 7.1% of sales.

The increases in R&D spending have been driven by an increase in programs focused on the needs of our customers for new and enhanced products for purification and separation of biological fluid streams and tools which will improve the quality of leads in the laboratory drug discovery process.

Restructuring and Other

In 2003, we completed the 2001 restructuring program. Upon completion of this restructuring program and final cash disbursements in the second quarter of 2003, we reversed $0.4 million for previously estimated lease and severance payments, as these amounts were no longer required. We also recognized a $0.2 million benefit for assets that had been previously written-off. Also in 2003, we received proceeds of $1.3 million and realized a gain of $0.8 million in connection with a sale of real estate. During 2002, we settled a lawsuit that resulted in us paying $1.1 million in damages and license fees.

Net Interest Expense

Net interest expense decreased $7.1 million in 2004 as compared with 2003 and decreased $3.2 million in 2003 as compared with 2002. The decreases in net interest expense in 2004 and 2003 were a result of decreased amount of average debt outstanding as well as increased cash balances due to strong operating cash flow. On March 4, 2004, we repaid our $75.0 million, 7.23% note payable.

Provision for Income Taxes

Our effective tax rates on net income for 2004, 2003 and 2002 were 19.1%, 10.1% and 22.0%, respectively. These tax rates represent a blended tax rate primarily as a result of profits across different tax jurisdictions and specific items such as changes in valuation allowances and reserves.

The higher tax rate in 2004 when compared to 2003 was primarily a result of the reversal in 2003 of a tax valuation allowance, partially offset by an increase in tax reserves as well as the geographic distribution of profits.

During the fourth quarter of 2003, we capitalized certain historical R&D costs for tax returns on a retroactive basis, thereby utilizing net operating losses. Because of this capitalization and other tax planning strategies relating to the use of foreign tax credits, the $22.0 million valuation allowance related to the foreign tax credits was released. Also in the fourth quarter of 2003, we estimated and recorded additional tax reserves of $10.0 million related to exposures previously mitigated by the reserved foreign tax credits. The net impact of this activity resulted in a $12.0 million tax benefit.

Market Risk

We are exposed to market risks, which include changes in foreign currency exchange rates and credit risk. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in currencies other than the U.S. dollar. The potential change in foreign currency exchange rates offers a substantial risk to us, as approximately 65% of our business is conducted outside of the United States, generally in foreign currencies. Our risk management strategy currently uses forward contracts to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures with gains and losses resulting from the forward contracts that hedge these exposures. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically span less than three months. We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $93.7 million at December 31, 2004. The fair value of these contracts was a gain of $0.8 million at December 31, 2004. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

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

Capital Resources and Liquidity

Cash flow provided from operations was $167.4 million in 2004, $132.1 million in 2003 and $107.6 million in 2002. The increase in cash flow from operations in 2004 compared with 2003 was primarily the result of increased net income, continued strong accounts receivable collection performance, improved inventory control and higher accrued expenses.

Despite higher sales volume, accounts receivable declined approximately $1.6 million in 2004 compared with 2003 due to improved cash collections. The decrease in accounts receivable resulted in days sales outstanding (“DSO”) improving from 71 days at December 31, 2003 to 70 days at December 31, 2004, as measured in constant currencies. The improvement resulted from a higher mix of receivables in the United States where we benefit from a shorter customer payment cycle and continued strong collection performance. We believe that our DSO will continue at about the current level.

Inventory decreased approximately $1.5 million from December 31, 2003 to December 31, 2004. The decrease resulted from manufacturing and supply chain management programs put in place during the second half of the year that are aimed at better matching material acquisition and production to product demand.

Accrued liabilities increased $8.8 million from December 31, 2003 to December 31, 2004. Approximately $5.3 million was related to various employee compensation accruals related to improved business performance. In addition, at December 31, 2004, approximately $2.3 million was accrued for severance costs related to the departure of Francis J. Lunger, former CEO and President of Millipore.

The increase in cash flow from operations in 2003 compared with 2002 was primarily the result of increased net income, strong accounts receivable collection performance, higher accrued expenses offset by increased purchases and production of inventory. Accounts receivable declined approximately $3.5 million in 2003 compared with 2002 due to improved cash collections. The decrease in accounts receivable resulted in days sales outstanding improving from 77 days at December 31, 2002 to 71 days at December 31, 2003, as measured in constant currencies. The improvement occurred primarily in the United States and Europe. Inventory increased approximately $11.1 million from December 31, 2002 to December 31, 2003. This increase was primarily a result of planned stockpiling initiatives for key raw materials in anticipation of 2004 and 2005 sales. Accrued liabilities increased $4.7 million from December 31, 2002 to December 31, 2003. Approximately $6.3 million of the total $7.3 million of severance remained in accrued liabilities at December 31, 2003 as we reduced our global workforce by 78 employees during the fourth quarter of 2003. These accrued severance payments were made during 2004.

The cash flow that we generated from operations during 2004 was used for the purchase of property, plant and equipment and repayment of debt. During 2004, we purchased $63.7 million of property, plant and equipment as compared to $71.9 million of property, plant and equipment purchases in 2003. The 2004 and 2003 additions were driven principally by our continued need to upgrade and add manufacturing capacity. We completed the construction of our new, state-of-the-art filtration membrane manufacturing facility in Jaffrey, New Hampshire and substantially completed our new administrative facility in France. During 2005, we expect to spend in the range of $85 to $90 million on capital expenditures.

There were various capital programs in progress at December 31, 2004 which we anticipate substantially completing during 2005. An exception is a manufacturing facility in Ireland. During 2002 and 2003, we invested a cumulative total of $10.5 million of a planned $38.4 million project (at the December 31, 2004 actual rate of exchange) to expand manufacturing capacity of a core consumable product line in a building adjacent to our existing manufacturing facility in Ireland. We have delayed the completion of this facility as existing manufacturing capacity supplemented with our strategic inventory supply program can meet the expected demand of this product line through 2010. We currently expect to resume construction of this facility in 2007 as there is a three year lead time before the project can be completed and consumable output validated for use in our products. This facility is now a vacant multipurpose building shell. If necessary, this facility could be used for the manufacturing of alternative products.

During 2004 and 2003, we received $30.3 million and $13.7 million, respectively, from employees exercising stock options and purchasing shares of our common stock in accordance with our Employees’ Stock Purchase Plan (“ESPP”). Effective February 2005, we discontinued the ESPP.

Operating cash flows were also used to repay debt. In 2004, we repaid the $75.0 million 7.23% note that became due in March 2004 and repaid $69.0 million of borrowings under our revolving line of credit. In 2003, we reduced borrowings under our revolving line of credit by $44.5 million. We expect to continue using cash flows from operations to invest in capital projects, to reduce debt and/or to fund possible acquisitions.

We have a five year unsecured revolving credit agreement that allows for revolving loan borrowings of up to $250.0 million. The terms for interest rates on individual borrowings are established for periods not to exceed twelve months. Because of our ability and intent to continuously refinance such borrowings under our revolving credit agreement, short-term borrowings expected to be refinanced, including $47.0 million of amounts outstanding at December 31, 2004, have been classified as long-term. Interest is payable on outstanding borrowings at a floating rate defined in the agreement as Eurocurrency rate plus a margin. The weighted average interest rate on outstanding borrowings was 3.1% as of December 31, 2004. The credit agreement also calls for a facility fee at a rate ranging from 0.25 to 0.625 percent of the available facility. The exact amount of the margin and the facility fee is dependent on our debt rating. During the fourth quarter of 2003, a leading debt rating agency upgraded our rating. In the first quarter of 2004, another leading agency reaffirmed their rating with a positive outlook. The credit agreement calls for us to maintain certain financial covenants in the areas of leverage ratios and interest coverage. We are compliant with all required covenants.

We maintain various pension and postretirement plans for the benefit of our employees. At December 31, 2004, our U.S. pension plan and postretirement benefit plans were under-funded relative to their accumulated benefit obligations by $7.0 million and $11.3 million, respectively. We anticipate funding for these plans will be approximately $1.8 million over the next twelve months. At December 31, 2004, our international retirement plans were under-funded by $16.0 million. We anticipate funding for these plans will be approximately $0.7 million in 2005. Fluctuations in the fair market value of assets related to these plans will affect pension expense in future years.

We believe that our balances of cash and cash equivalents, our ready access to capital markets for competitively priced instruments and cash flows expected to be generated by future operating activities will be sufficient to meet our operating cash requirements over the next twelve to twenty-four months.

The following table summarizes our minimum future payments under our contractual obligations at December 31, 2004:

	Payment due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations	$147.0	$—	$147.0	$—	$—
Non-cancellable operating leases	45.9	9.4	12.8	8.3	15.4
Employee pension and postretirement medical plans	36.3	2.6	5.4	6.6	21.7
Non-cancellable purchase obligations	33.3	25.8	5.7	1.8	—

Total	$262.5	$37.8	$170.9	$16.7	$37.1

Our purchase obligations include obligations related to the future purchase of goods and services, capital lease obligations, and other long term liabilities reflected on our balance sheet.

Related Party Agreements

During 2004, Merck & Co., Inc. purchased an aggregate of $10.8 million of products from Millipore and its subsidiaries. Dr. Edward M. Scolnick, a Director of Millipore since December 2001, was, until December 2002, Executive Vice President, Science & Technology, Merck & Co., Inc. and President of Merck Research Laboratories. Dr. Scolnick resigned from Merck Research Laboratories in September 2004. The relationship between Millipore and Merck & Co., Inc. predates by many years Dr. Scolnick’s election as a Director. Melvin D. Booth, a Director of Millipore since June 2004, was President and Chief Operating Officer of MedImmune, Inc. prior to joining Millipore. During 2004, MedImmune purchased an aggregate of $1.7 million of products from Millipore and its subsidiaries. The relationship between Millipore and MedImmune predates Mr. Booth’s election as a Director. These relationships do not affect the “independence” of these directors under applicable regulations of the Securities Exchange Act of 1934, as amended, and the NYSE listing standards applicable to corporate governance.

During 2004, Millipore expended approximately $240,000 for hotel accommodations and business functions at one or more hotels located in close proximity to its wholly-owned subsidiary Millipore SAS in Molsheim, France. These hotels are owned by a brother of Dominique F. Baly, a Vice President of Millipore.

Dividends

We discontinued cash dividend payments in 2002. We currently do not intend to make future cash dividend declarations or payments.

Legal Proceedings

We currently are not a party to any material legal proceeding.

New Accounting Pronouncements

In January 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. 106-1 and in May 2004 issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003 and FSP No. 106-2, which superseded FSP No. 106-1, is effective for interim or annual financial statements of fiscal years ending after June 15, 2004. As permitted under FSP No. 106-2, the Company has elected to defer the accounting for the Act until authoritative guidance is issued on the determination of actuarial equivalence for purposes of receiving the federal subsidy. On January 21, 2005, the Center for Medicare and Medicaid Services released the final regulations implementing the Act. The Company expects a reduction to its accumulated postretirement benefit obligation under the Company’s postretirement medical plan but is still in the process of quantifying the impact of the Act. The reduction in the accumulated postretirement benefit obligation will be recognized as an actuarial gain in the first fiscal quarter of 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight and handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The pro forma footnote disclosure alternative is no longer allowable under SFAS No. 123R. The revised standard is effective for public entities in the first interim or annual reporting period beginning after June 15, 2005 and therefore, will be effective for the Company beginning with the third quarter of fiscal 2005. The Company is evaluating the new standard and its equity compensation plans and has not yet determined whether there will be any changes to these plans as a result of the implementation of the revised standard. Therefore, the Company is in the process of assessing the impact of expensing stock options on its consolidated financial statements.

On December 1, 2004, the Company accelerated the vesting of 1,994 stock options granted to employees and directors that had an option price equal to or greater than the fair market value of the Company’s common stock (“out-of-the-money”) as of the close of the previous day, or $48.72. Also on December 1, 2004, the Company granted stock options to employees, of which 50% vested immediately and the remainder will vest over a four-year term. These actions caused a relative increase in pro forma compensation expense under SFAS No. 123 but had no impact on the Company’s reported net income for the year ended December 31, 2004. Upon adoption of SFAS No. 123 (revised 2004), “Share-based Payment,” in the third fiscal quarter of 2005, the Company will not have any stock-based compensation expense from these accelerated options or the portion of the December 1, 2004 grant that was vested immediately. Management accelerated the vesting of out-of-the-money options because it will improve future operating results by eliminating future compensation expense associated with these stock options that had no current intrinsic value. Management also believes that its actions provide benefit to the employees and help employee retention.

The American Jobs Creation Act of 2004 (the “AJCA”) contains a number of provisions which will affect the Company in the future. One provision of the AJCA establishes a special deduction for “Qualified Domestic Production Activities” for U.S. manufacturers. The special deduction starts at 3% of “Qualified Production Income” as defined in the Act (“QPI”) in 2005 and will be 9% of QPI when fully phased in after 2009. In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. FSP No. 109-1 requires that qualified production activities deductions should be accounted for as a special deduction in accordance with SFAS No. 109 and that the related impact of this deduction should be reported in the period in which the deduction is claimed on the Company’s tax returns. The Company is studying this provision and related IRS guidance to determine its impact on the Company’s consolidated financial statements.

A second provision of the AJCA provides a temporary incentive for a U.S. company to repatriate funds deemed to be permanently reinvested outside the U.S., at a reduced effective tax rate of approximately 5.25%. In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” to address the appropriate point at which a company should reflect in its financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. The FASB provided companies with additional time beyond the financial reporting period to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. While the Company has no current plans to repatriate earnings under the AJCA, the Company is studying the AJCA and recent IRS guidance to determine whether it would be beneficial for the Company to make use of the temporary incentive in 2005. If the Company decides to repatriate under the provisions of the AJCA, a tax provision for the related taxes will be recorded in the quarter in which the repatriation plan is approved.

Business Outlook and Uncertainties

The following statements are based on current expectations. These statements are forward looking and actual results may differ materially.

Sales: We expect 2005 sales in constant currencies to increase 5 to 7 percentage points over 2004.

We expect our sales within the biotechnology market to grow between 7% and 9% in 2005. Over the long term, we expect our rate of growth in the biotechnology market to accelerate as our customers progress in their development and commercialization of therapeutic compounds, particularly monoclonal antibodies. Our biotechnology customers purchase our products for use in their validated production processes. Accordingly, it is important to participate in the development of the manufacturing process for these new therapeutic compounds in order to be specified into the ultimate manufacturing process. Adoption of new technologies and products requires a lengthy validation process prior to adoption. Growth in this market is highly dependent on the development and approval of new therapeutic compounds and their commercial success. It is difficult to ascertain the number or timing of such approvals and the extent of the commercial success of the approved compounds.

The number of drugs at various stages in the development pipeline has increased over the past several years. There are approximately 550 antibodies which are of particular interest to us due to our specific technology solutions. More importantly there are approximately 100 antibodies in Phase II and III of the approval process. We may not realize significant revenue growth from drugs in their first year of approval. Significant revenue growth from a drug will not occur unless and until it has been successfully accepted in the market.

We expect our sales within the life science research market will grow at 8% to 10% in 2005. We believe that the general economic environment is beginning to show improvement and expect that there will be an increase in drug development spending and a gradual increase in spending for protein research. We expect that our new products and protocols used in testing for absorption, solubility and protein binding will successfully penetrate the drug discovery market from target identification through validation.

Our other bioscience market (approximately 51% of total sales in 2004) is expected to be our slowest growing market in 2005. We expect that sales in this market will continue to be impacted by economic and competitive pressures, yet we are expecting the growth rates will approximate 3% to 4%.

Approximately 55% of our sales are to customers outside of the Americas and are generally denominated in foreign currencies. As previously noted, currencies had a net positive impact to sales in 2004 as compared with 2003. If the strong Euro and Japanese Yen rates as of December 31, 2004 remain in effect throughout all of 2005, there would be a significant impact on reported sales growth – potentially increasing sales growth by 500 basis points.

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

Gross Margins: We expect gross margin percentages of approximately 53.5% in 2005, approximately equal to 2004. Although we expect to benefit from increased production volumes, we are cautious about expecting significant margin expansion in the near future. During 2005, we will be actively relocating and consolidating like-kind manufacturing operations to leverage manufacturing skills, management, quality systems and manufacturing processes in order to achieve long term margin improvement. We expect that this initiative will put pressure on margins in 2005 as personnel are reassigned and machinery and equipment is relocated.

Operating Expenses: We expect that operating expenses, as a percentage of sales, in 2005 will be slightly lower than in 2004. We expect R&D expense to average between 7 and 7.5% of net sales. In addition, we will continue to invest in sales, service and marketing resources focused on maintaining or improving customer services, supporting the launch of new products and development of future sales initiatives aimed at improving our competitive positions. We expect SG&A expense to average approximately 29.5% of net sales in 2005.

Net Interest Expense, Capital Resources and Liquidity: Net interest expense is expected to decrease again in 2005, as we intend to use cash to reduce outstanding borrowings. We are currently evaluating the impact of the AJCA. Should we decide to remit a dividend to the U.S., it is possible that additional borrowings will occur to finance the remittance.

Provision for Income Taxes: The effective tax rate in 2005 is projected to be approximately 22%, compared with an effective rate of 19.1% for 2004. The expected higher tax rate in 2005 is due to an expected higher mix of profits in higher tax jurisdictions.

Capital Spending: We expect to spend approximately $85 to $90 million for fixed asset additions in 2005. Approximately 30% of our 2005 capital expenditures will be focused on expanding, consolidating and updating our U.S. research facilities and expanding our membrane manufacturing capacity in Ireland. We also expect that 2005 depreciation expense will be approximately $1 million higher than reported in 2004.

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

Item 8. Financial Statements and Supplementary Data.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2004, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Millipore Corporation:

We have completed an integrated audit of Millipore Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing on page 26 present fairly, in all material respects, the financial position of Millipore Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting” appearing on page 27, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 16, 2005

MILLIPORE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended December 31,
	2004	2003	2002

Net sales	$883,263	$799,622	$704,251
Cost of sales	412,129	369,174	308,146

Gross profit	471,134	430,448	396,105
Selling, general and administrative expenses	270,796	246,819	219,058
Research and development expenses	62,485	58,385	52,353
Restructuring and other	—	(1,400)	1,124

Operating income	137,853	126,644	123,570
Loss on investments	—	—	(2,344)
Interest income	2,073	2,035	1,347
Interest expense	(9,447)	(16,505)	(18,981)

Income before income taxes	130,479	112,174	103,592
Provision for income taxes	24,923	11,378	22,791

Income from continuing operations	105,556	100,796	80,801
Income on disposal of discontinued operations, net of taxes	—	—	2,900

Net income	$105,556	$100,796	$83,701

Basic income per share:
Continuing operations	$2.13	$2.08	$1.68
Discontinued operations	—	—	0.06

Net income	$2.13	$2.08	$1.74

Diluted income per share:
Continuing operations	$2.10	$2.06	$1.67
Discontinued operations	—	—	0.06

Net income	$2.10	$2.06	$1.73

Weighted average shares outstanding:
Basic	49,469	48,574	48,170
Diluted	50,201	49,046	48,448

The accompanying notes are an integral part of the consolidated financial statements.

MILLIPORE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$152,144	$147,027
Accounts receivable (less allowance for doubtful accounts of $4,968 and $3,905 as of December 31, 2004 and 2003, respectively)	181,911	174,979
Inventories	143,714	137,757
Deferred income taxes	54,247	71,018
Other current assets	8,840	5,507

Total current assets	540,856	536,288
Property, plant and equipment, net	351,004	316,890
Deferred income taxes	85,197	66,325
Intangible assets, net	19,584	25,348
Goodwill	9,433	9,433
Other assets	7,745	6,014

Total assets	$1,013,819	$960,298

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$75,000
Accounts payable	66,970	60,836
Accrued expenses	88,407	73,971
Accrued income taxes payable	7,633	10,411

Total current liabilities	163,010	220,218
Deferred income taxes	7,495	2,268
Long-term debt	147,000	216,000
Other liabilities	57,464	57,131

Total liabilities	374,969	495,617

Commitments and contingencies (Notes 13 and 17)	—	—
Shareholders’ equity:
Common stock, par value $1.00 per share, 120,000 shares authorized; 49,816 shares issued and outstanding as of December 31, 2004; 56,988 shares issued and 48,883 shares outstanding as of December 31, 2003	49,816	56,988
Additional paid-in capital	10,654	93,035
Retained earnings	529,534	532,872
Unearned compensation	(4)	(631)
Accumulated other comprehensive income	48,850	19,413
Treasury stock at cost, 8,105 shares as of December 31, 2003	—	(236,996)

Total shareholders’ equity	638,850	464,681

Total liabilities and shareholders’ equity	$1,013,819	$960,298

The accompanying notes are an integral part of the consolidated financial statements.

MILLIPORE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)				Treasury Stock		Total Shareholders’ Equity
	Shares	Par Value				Unrealized Gain (Loss) on Securities	Translation Adjustments	Additional Minimum Pension Liabilities	Total	Shares	Cost
Balance at December 31, 2001	56,988	$56,988	$88,584	$600,479	$(2,785)	$407	$(64,798)	$—	$(64,391)	(9,112)	$(265,853)	$413,022
Comprehensive income:
Net income				83,701								83,701
Net unrealized losses on securities available for sale, net of tax of $44						(155)			(155)			(155)
Minimum pension liability adjustments, net of tax of $3,049								(5,663)	(5,663)			(5,663)
Translation adjustments, net of tax of $6,863							26,375		26,375			26,375

Total comprehensive income												104,258
Stock issued under stock plans				1,532						536	15,046	16,578
Amortization of unearned compensation					936							936
Tax benefit from stock plan activities			2,754									2,754
Distribution of net assets of Mykrolis				(253,573)	395	(248)	15,585		15,337			(237,841)

Balance at December 31, 2002	56,988	56,988	91,338	432,139	(1,454)	4	(22,838)	(5,663)	(28,497)	(8,576)	(250,807)	299,707
Comprehensive income:
Net income				100,796								100,796
Net unrealized gains on securities available for sale, net of tax of $38						72			72			72
Minimum pension liability adjustments, net of tax of $392								710	710			710
Translation adjustments, net of tax of $8,563							47,128		47,128			47,128

Total comprehensive income												148,706
Stock issued under stock plans				(63)						471	13,811	13,748
Amortization of unearned compensation					823							823
Tax benefit from stock plan activities			1,697									1,697

Balance at December 31, 2003	56,988	56,988	93,035	532,872	(631)	76	24,290	(4,953)	19,413	(8,105)	(236,996)	464,681
Comprehensive income:
Net income				105,556								105,556
Net unrealized gains on securities available for sale, net of tax of $42						127			127			127
Minimum pension liability adjustments, net of tax of $882								(1,709)	(1,709)			(1,709)
Translation adjustments, net of tax of $5,403							31,019		31,019			31,019

Total comprehensive income												134,993
Stock issued under stock plans	249	249	9,641	2,205						684	19,963	32,058
Reclassification of treasury stock to common stock	(7,421)	(7,421)	(98,513)	(111,099)						7,421	217,033	—
Amortization of unearned compensation					627							627
Tax benefit from stock plan activities			6,491									6,491

Balance at December 31, 2004	49,816	$49,816	$10,654	$529,534	$(4)	$203	$55,309	$(6,662)	$48,850	—	$—	$638,850

The accompanying notes are an integral part of the consolidated financial statements.

MILLIPORE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income	$105,556	$100,796	$83,701
Less: Income on disposal of discontinued operations, net of tax	—	—	(2,900)

Income from continuing operations	105,556	100,796	80,801
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Net loss on investments	—	—	2,344
Depreciation and amortization	44,478	39,638	33,910
Gain on sale of property, plant and equipment	—	(796)	—
Deferred income tax provision (benefit)	1,197	(20,581)	(2,584)
Loss on impairment of identifiable intangible assets	2,815	—	—
Tax benefit from stock plan activities	6,491	1,697	2,754
Non-cash stock-based compensation	2,404	823	1,047
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,623	3,459	8,952
Decrease (increase) in inventories	1,502	(11,095)	(19,882)
(Increase) decrease in other current assets	(2,905)	515	(446)
(Increase) decrease in other assets	(1,659)	2,391	402
Increase (decrease) in accounts payable	2,768	(2,974)	6,630
Increase (decrease) in accrued expenses	8,781	4,667	(8,249)
(Decrease) increase in accrued income taxes payable	(9,247)	9,019	(823)
Increase in other liabilities	3,620	4,534	2,724

Net cash provided by operating activities	167,424	132,093	107,580

Cash flows from investing activities:
Additions to property, plant and equipment	(63,744)	(71,854)	(79,309)
Proceeds from sale of property, plant and equipment	—	1,250	—
Acquisition	—	—	(11,676)
Additions to investments and intangible assets	—	—	(2,609)

Net cash used in investing activities	(63,744)	(70,604)	(93,594)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	30,281	13,715	15,652
Repayments of debt	(75,000)	—	(100,000)
Net (repayments of) proceeds from revolver borrowings	(69,000)	(44,500)	113,542
Dividends paid	—	—	(5,266)

Net cash (used in) provided by financing activities	(113,719)	(30,785)	23,928

Effect of foreign exchange rates on cash and cash equivalents	15,156	15,081	4,330

Net cash provided by continuing operations	5,117	45,785	42,244
Net cash used by discontinued operations	—	—	(3,452)

Net increase in cash and cash equivalents	5,117	45,785	38,792
Cash and cash equivalents at beginning of year	147,027	101,242	62,450

Cash and cash equivalents at end of year	$152,144	$147,027	$101,242

The accompanying notes are an integral part of the consolidated financial statements.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. Description of Operations

Millipore Corporation (“Millipore” or the “Company”) is a multinational bioscience company that provides technologies, tools and services for the discovery, development and production of therapeutic drugs and for other purposes. The Company serves customers in the worldwide biotechnology, life science research and other bioscience markets with a variety of products and services used in the purification, separation and analysis of fluids. The Company’s products are based on a variety of enabling technologies, including the Company’s membrane filtration and chromatography technologies.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates entities of which it controls or owns more than fifty percent of the voting shares. All intercompany accounts and transactions have been eliminated in consolidation.

Translation of Foreign Currencies

The functional currencies of the Company’s foreign subsidiaries are the local currencies. The financial statements of these subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Assets and liabilities are translated at prevailing exchange rates on the balance sheet date, revenues and expenses are translated at average exchange rates during the period, and elements of shareholders’ equity are translated at historical rates. The resulting translation adjustments are reported as a separate component of Other Comprehensive Income in shareholders’ equity. Exchange gains and losses on foreign currency transactions are included in selling, general and administrative expenses in the consolidated statements of income.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions are reviewed on an on-going basis and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the 2004 presentation. These reclassifications have no impact on previously reported net income or cash flows.

Cash Equivalents

Cash equivalents, consisting primarily of investments in money market mutual funds, are carried at cost plus accrued interest, which approximates fair market value. All cash equivalents are highly liquid investments with original maturities of three months or less.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents in various financial institutions with high credit ratings and, by policy, limits the amount of credit exposure to any one financial institution.

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

Inventories

The Company values its inventories at the lower of market or actual cost, determined on a first-in, first-out (“FIFO”) basis. The Company generally relies upon recent historic usage or expected future demand in estimating the realizable value of its inventory. Finished goods and components that are determined to be obsolete are written-off when such determination is made. In certain cases, for newly introduced products and overstocked products, expected future demand is considered in establishing inventory write-downs. Raw material and work-in-process inventories are also reviewed for obsolescence and alternative or future use based on evaluating manufacturing plans, expected future demand and market conditions. In situations where it is determined that work-in-process inventories cannot be converted into finished goods, the inventories are written down to net realizable value. Should it be determined that current levels of write-downs are insufficient, the Company would record additional inventory write-downs, which would have a negative impact on gross profit. Once written down, inventory valuation provisions are not subsequently reversed.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense whereas the costs of significant improvements which extend the life of the underlying asset are capitalized. Assets are generally depreciated using the straight-line method. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated and the related gains or losses are reflected in net income.

The Company capitalizes internal use software development costs. These costs are included in Production and Other Equipment and are amortized on a straight-line basis over the estimated useful lives of the related software, generally three years.

The estimated useful lives of our depreciable assets are as follows:

Leasehold Improvements	The shorter of the life of the improvement or the term of the lease

Buildings and Improvements	4 to 40 years

Production and Other Equipment	2 to 15 years

The Company continuously reviews and evaluates the expected useful lives of its assets to determine if impairment has occurred or the useful lives should be adjusted.

Goodwill

Goodwill is the excess of the acquisition purchase price over the fair value of identifiable tangible and intangible assets acquired. The Company’s goodwill is related to its purchase of CPG, Inc. (“CPG”) during 2002. Goodwill is not amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is required to be tested for impairment at least annually using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss. The Company completed the annual impairment tests in 2004, 2003 and 2002 and concluded that there was no impairment.

Intangible Assets

Intangible assets were primarily acquired through the acquisition of the Amicon Separation Science Business in 1996. The intangible assets consist primarily of patented and unpatented technology, trade names and licenses. The assets were recorded at fair value and are amortized on a straight-line basis over periods ranging from 5 to 20 years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Financial Instruments

The Company strives to mitigate the impact of foreign currency risk related to intercompany transactions by hedging forecasted balances using forward contracts that normally mature within 30 to 90 days. The intent is to offset gains and losses that occur on the underlying exposures with gains and losses on the forward contracts hedging these exposures. The Company held forward foreign exchange contracts with U.S. dollar equivalent notional amounts totaling $93,708 and $99,226 at December 31, 2004 and 2003, respectively. The fair value of these contracts was a gain of $772 at December 31, 2004 and a loss of ($565) at December 31, 2003. Both realized and unrealized gains (losses) are recorded in the consolidated statements of income. The Company does not enter into foreign exchange contracts for trading or speculative purposes, nor does it use leveraged financial instruments.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The asset and liability approach under SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates for the years in which those temporary differences are expected to be recovered or settled. With respect to the unremitted earnings of the Company’s foreign subsidiaries, deferred taxes are provided only on amounts expected to be repatriated. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Treasury Stock

Treasury stock was recorded at its cost on the date acquired and was reissued at its weighted average cost. The excess of cost over the proceeds of reissued treasury stock was charged to retained earnings.

On July 1, 2004, the Massachusetts Business Corporation Act (“MBCA”) became effective and eliminated treasury shares. Under the MBCA, shares repurchased by Massachusetts corporations constitute authorized but unissued shares. As a result, all of our former treasury shares were automatically converted to unissued shares and have been accounted for as a reduction of common stock (at par value), additional paid-in capital and retained earnings as of December 31, 2004. Par value, additional paid-in capital and retained earnings have been reduced by $7,421, $98,513 and $111,099, respectively.

Net Income per Share

Basic net income per share is calculated by dividing the net income for the period by the weighted average number of shares outstanding for the period. Diluted net income per share is calculated by considering the dilutive impact of potential common stock (outstanding stock options and restricted stock) under the treasury stock method as if they were converted into common stock as of the beginning of the period or as of the date of grant, if later.

Revenue Recognition

Revenue from the sale of products is recognized when evidence of an arrangement is in place, related prices are fixed or determinable, delivery has occurred (contractual obligations have been satisfied and title and risk of loss have been transferred to the customer) and, collection of the resulting receivable is reasonably assured. When significant obligations remain after products are delivered, such as site acceptance testing for systems, revenue and related costs are deferred until such obligations are fulfilled.

Revenue for certain fixed price contracts associated with the Company’s process equipment business is recognized under the percentage of completion method. Revenue is recognized based on the ratio of hours expended compared with the total estimated hours to complete the construction of the process equipment. The cumulative impact of any revisions in estimates of the percentage of completion is reflected in the period in which the changes become known. Losses are accrued when known.

Revenue from service arrangements is recognized when the services are provided.

Shipping and Handling Costs

The Company reports fees and costs billed to the customers for shipping and handling as part of net sales and the related costs as cost of sales.

Stock-based Compensation

The Company has a stock-based employee compensation plan and a non-employee director stock option plan from which it currently grants stock options. As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company applies the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related interpretations in accounting for these plans. No stock-based employee compensation expense has been recorded in connection with the issuance of employee and director stock options as all options granted under these plans were fixed awards and had an exercise price equal to the market value of the Company’s common stock at the time of grant. Stock-based employee compensation expense in relation to the separation agreement for the Company’s former CEO and President and the vesting of restricted stock, granted at no cost to the employees, is reflected in net income.

SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123,” requires the presentation of certain pro forma information as if the Company had accounted for its stock-based employee compensation under the fair value method. For purpose of this disclosure, the fair value of the fixed option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for option grants:

	2004	2003	2002
Risk-free interest rate	3.4%	2.9%	4.2%
Volatility factor	35.0%	40.0%	40.0%
Weighted average expected life (in years)	5	5	5
Dividend rate	0.0%	0.0%	0.0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the model requires the use of highly subjective assumptions, including the expected stock price volatility and average expected life of the options. Although the Company’s employee stock options have characteristics significantly different from those of traded options, the Company believes that the Black-Scholes model provides a reasonable estimate for the fair value of these options.

The weighted average fair value of options granted under the stock option plan was $18.37, $12.62 and $16.11 per option share in 2004, 2003 and 2002, respectively. The weighted average fair value of shares issued under the Employee Stock Purchase Plan (“ESPP”) was $11.60, $10.54 and $11.26 in 2004, 2003 and 2002, respectively. The pro forma expense amounts assume that the fair value assigned to the option grants was amortized over the vesting period of the options while the fair value assigned to grants under the ESPP is recognized in full at the date of grant. The vesting period of stock options granted prior to December 1, 2004 was four years.

On December 1, 2004, the Company accelerated the vesting of 1,994 stock options granted to employees and directors that had an option price equal to or greater than the fair market value of the Company’s common stock (“out-of-the-money”) as of the close of the previous day, or $48.72. Also on December 1, 2004, the Company granted stock options to employees, of which 50% vested immediately and the remainder will vest over a four-year term. These actions caused a relative increase in pro forma compensation expense under SFAS No. 123 but had no impact on the Company’s reported net income for the year ended December 31, 2004. Upon adoption of SFAS No. 123 (revised 2004), “Share-based Payment,” in the third fiscal quarter of 2005, the Company will not have any stock-based compensation expense from these accelerated options or the portion of the December 1, 2004 grant that was vested immediately. Management accelerated the vesting of out-of-the-money options because it will improve future operating results by eliminating future compensation expense associated with these stock options that had no current intrinsic value. Management also believes that its actions provide benefit to the employees and help employee retention.

The table below illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for 2004, 2003 and 2002.

	Year ended December 31,
	2004	2003	2002
Net income, as reported	$105,556	$100,796	$83,701
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,563	639	1,331
Deduct: Pro Forma stock-based employee compensation expense determined under fair value based method, net of related tax effects (excluding acceleration of out-of-the-money options)	(27,429)	(19,074)	(15,861)
Deduct: Pro Forma stock-based employee compensation expense determined under fair value based method for the acceleration of out-of-the-money options, net of related tax effects	(16,671)	—	—

Pro forma net income	$63,019	$82,361	$69,171

Net income per share:
Basic, as reported	$2.13	$2.08	$1.74

Basic, pro forma	$1.27	$1.70	$1.44

Diluted, as reported	$2.10	$2.06	$1.73

Diluted, pro forma	$1.25	$1.68	$1.43

Warranty Costs

The Company provides for estimated warranty costs at the time of the product sale. Warranty liabilities are based on estimated future repair costs using historical statistical models and were not material as of December 31, 2004 and 2003.

Research and Development

Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In January 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. 106-1 and, in May 2004, issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003 and FSP No. 106-2, which superseded FSP No. 106-1, is effective for interim or annual financial statements of fiscal years ending after June 15, 2004. As permitted under FSP No. 106-2, the Company has elected to defer the accounting for the Act until authoritative guidance is issued on the determination of actuarial equivalence for purposes of receiving the federal subsidy. On January 21, 2005, the Center for Medicare and Medicaid Services released the final regulations implementing the Act. The Company expects a reduction to its accumulated postretirement benefit obligation under the Company’s postretirement medical plan but is still in the process of quantifying the effect of the Act. The reduction in the accumulated postretirement benefit obligation is expected to be recorded as an actuarial gain in the first fiscal quarter of 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight and handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The pro forma footnote disclosure alternative is no longer allowable under SFAS No. 123R. The revised standard is effective for public entities in the first interim or annual reporting period beginning after June 15, 2005 and therefore, will be effective for the Company beginning with the third quarter of fiscal 2005. The Company is evaluating the new standard and its equity compensation plans and has not yet determined whether there will be any changes to these plans as a result of the implementation of the revised standard. Therefore, the Company is in the process of assessing the impact of expensing stock options on its consolidated financial statements.

The American Jobs Creation Act of 2004 (the “AJCA”) contains a number of provisions which will affect the Company in the future. One provision of the AJCA establishes a special deduction for “Qualified Domestic Production Activities” for U.S. manufacturers. The special deduction starts at 3% of “Qualified Production Income” as defined in the Act (“QPI”) in 2005 and will be 9% of QPI when fully phased in after 2009. In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. FSP No. 109-1 requires that qualified production activities deductions should be accounted for as a special deduction in accordance with SFAS No. 109 and that the related impact of this deduction should be reported in the period in which the deduction is claimed on the Company’s tax returns. The Company is studying this provision and related IRS guidance to determine its impact on the Company’s consolidated financial statements.

A second provision of the AJCA provides a temporary incentive for a U.S. company to repatriate funds deemed to be permanently reinvested outside the U.S., at a reduced effective tax rate of approximately 5.25%. In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” to address the appropriate point at which a company should reflect in its financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. The FASB provided companies with additional time beyond the financial reporting period to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. While the Company has no current plans to repatriate earnings under the AJCA, the Company is studying the AJCA and recent IRS guidance to determine whether it would be beneficial for the Company to make use of the temporary incentive in 2005. If the Company decides to repatriate under the provisions of the AJCA, a tax provision for the related taxes will be recorded in the fiscal quarter in which the repatriation plan is approved.

3. Discontinued Operations

On October 3, 2000, the Company announced its plans, subject to certain conditions, to separate into two distinct companies by making its Microelectronics business segment an independent, publicly traded company. In accordance with these plans, the Microelectronics business segment was separated into a wholly owned Millipore subsidiary named Mykrolis Corporation (“Mykrolis”) on March 31, 2001 (the “Separation Date”). These consolidated financial statements and notes reflect the Company’s Microelectronics business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

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

The summary of operating results from discontinued operations for the period from January 1, 2002 through February 27, 2002 is as follows:

Period ended February 27, 2002
Net sales	$20,615

Gross profit	$5,879

Income from discontinued operations, before income taxes	$3,383
Benefit from income taxes	(483)

Income on disposal of discontinued operations, net of taxes	$2,900

There were no assets or liabilities related to discontinued operations at December 31, 2004 or 2003.

As part of the separation of Mykrolis from Millipore, the two companies entered into a number of agreements covering a range of issues relating to the separation, including tax sharing, transitional services, intellectual property rights, product manufacturing and supply, research and development services and employee matters.

4. Restructuring and Other

In 2003, the Company completed its 2001 restructuring program. Upon completion of this restructuring program and final cash disbursements in the second quarter of 2003, the Company reversed $354 for previously estimated lease and severance payments, as these amounts were no longer required, and recorded $250 of assets that had been originally written-off. In addition to completing the 2001 restructuring program during 2003, the Company received proceeds of $1,250 and realized a gain of $796 in connection with the sale of real estate.

On July 21, 1999, Amersham Pharmacia Biotech AB (“APB”) of Sweden filed a complaint in the High Court of Justice in the United Kingdom against the Company and two of its subsidiaries alleging that the sale of the Company’s ISOPAK chromatography valve infringed one or more of the claims contained in certain APB patents. APB sought an injunction against the alleged infringement as well as damages. On October 26, 2000, the High Court ruled that the chromatography valve as then sold by the Company did not infringe the APB patents. APB appealed this decision and, on July 5, 2001, the British Appeals Court affirmed the decision of the High Court. On February 13, 2002, the House of Lords rejected APB’s request for leave to appeal the decision of the Appeals Court. The High Court also ruled that a discontinued product did infringe one of the APB patents. The parties settled this matter on December 30, 2002. Under the settlement, the Company paid APB $1,124 in respect of damages for the infringement by the discontinued product and license fees, which was recorded in Restructuring and Other in the consolidated statement of income.

5. Acquisition

On July 31, 2002, the Company acquired substantially all of the net assets of CPG for $11,676 in cash. The transaction was accounted for under the provisions of SFAS No. 141, “Business Combinations.” CPG had been a supplier of the Company for several years, providing the base material for some of its chromatography media products. The acquisition included CPG’s intellectual property and physical assets. The purchase price was allocated to net tangible assets of $1,323 and identifiable intangible assets of $920, based on estimated fair market values of those assets, with the remaining $9,433 allocated to goodwill. This acquisition was assigned to the BioPharmaceutical reporting unit. The results of operations of CPG, prior to the date of the Company’s acquisition, would have had an immaterial impact on the Company’s reported results.

6. Basic and Diluted Net Income per Share

The following table sets forth the computation of basic and diluted net income per share for 2004, 2003 and 2002:

	2004	2003	2002
Numerator:
Income from continuing operations, net of taxes	$105,556	$100,796	$80,801
Income on disposal of discontinued operations, net of taxes	—	—	2,900

Net income	$105,556	$100,796	$83,701

Denominator:
Weighted average common shares outstanding for basic EPS	49,469	48,574	48,170
Dilutive effect of stock options	703	448	276
Dilutive effect of restricted stock	29	24	2

Weighted average common shares outstanding for diluted EPS	50,201	49,046	48,448

Basic income per share:
Continuing operations	$2.13	$2.08	$1.68
Discontinued operations	—	—	0.06

Net income	$2.13	$2.08	$1.74

Diluted income per share:
Continuing operations	$2.10	$2.06	$1.67
Discontinued operations	—	—	0.06

Net income	$2.10	$2.06	$1.73

For the years ended December 31, 2004, 2003 and 2002, outstanding stock options for 2,899, 2,769 and 3,081 shares, respectively, with purchase prices in excess of the average fair value of the Company’s common stock for the period, were excluded from the calculation of diluted net income per share because their inclusion would have been antidilutive. Antidilutive options could become dilutive in the future.

7. Inventories

Inventories, stated at the lower of first-in, first-out (FIFO) cost or market, consisted of the following:

	December 31,
	2004	2003
Raw materials	$29,880	$36,460
Work in process	46,351	40,034
Finished goods	67,483	61,263

Total inventories	$143,714	$137,757

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2004	2003
Land	$10,475	$8,785
Leasehold improvements	12,455	13,078
Buildings and improvements	232,245	196,449
Production and other equipment	286,006	254,819
Construction in progress	67,072	66,670

	608,253	539,801
Less: accumulated depreciation	(257,249)	(222,911)

Property, plant and equipment, net	$351,004	$316,890

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $41,222, $36,256 and $30,334, respectively.

The Company has invested a total of $10,464 related to a planned $38,400 project (at the December 31, 2004 actual rate of exchange) to expand manufacturing capacity in a facility adjacent to its existing manufacturing facility in

Ireland. This facility is currently a multipurpose building shell that is expected to increase manufacturing capacity for one of the Company’s core consumable product lines. The Company has delayed the completion of this facility as existing manufacturing capacity related to this product line supplemented with the Company’s stockpiling program can meet the expected demand through 2010. The Company currently expects to resume construction of this facility in 2007 as there is a three year lead time before the project can be completed and consumable output validated for use in the Company’s products. If necessary, this facility could also be used for the manufacturing of alternative products.

9. Intangible Assets

Intangible assets, net, consisted of the following:

December 31, 2004	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
Patented and unpatented technology	$19,329	$(13,118)	$6,211	5 – 20 years
Trade names	19,206	(7,568)	11,638	10 –20 years
Licenses and other	4,995	(3,260)	1,735	5 – 10 years

Total	$43,530	$(23,946)	$19,584

December 31, 2003	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
Patented and unpatented technology	$22,399	$(12,325)	$10,074	4 – 20 years
Trade names	18,995	(6,339)	12,656	8 – 20 years
Licenses and other	5,539	(2,921)	2,618	5 – 10 years

Total	$46,933	$(21,585)	$25,348

Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $3,256, $3,379 and $3,700, respectively.

The estimated aggregate amortization expense for intangible assets owned as of December 31, 2004 for each of the five succeeding years is as follows:

2005	$2,844
2006	2,730
2007	1,829
2008	1,604
2009	1,467
Thereafter	9,110

Total	$19,584

In 2004, the Company discontinued a research and development project and, accordingly, recognized an impairment charge of $2,815 representing the net book value of the related intangible asset. The charge is included in Selling, General and Administrative Expenses in the consolidated statement of income.

10. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2004	2003
Deferred revenue	$10,235	$10,517
Accrued compensation	42,110	37,071
Other accrued expenses	30,068	20,604
Retirement plans	5,994	5,779

Total accrued expenses	$88,407	$73,971

11. Notes Payable and Long-Term Debt

The Company has a five year unsecured revolving credit agreement expiring in 2006 that allows for revolving loan borrowings of up to $250,000. Interest rates on individual borrowings under the credit agreement are made on terms not to exceed twelve months. Because of the Company’s ability and intent to continuously refinance such borrowings under the credit agreement, $47,000 and $116,000 of short-term borrowings outstanding at December 31, 2004 and 2003, respectively, have been classified as long-term debt.

Interest is payable on outstanding borrowings at a floating rate defined in the credit agreement as Eurocurrency rate plus a margin. The credit agreement also calls for a facility fee at a rate ranging from 0.25% to 0.625% of the available facility. The exact amount of the margin and the facility fee is dependent on the Company’s debt rating. The Company is compliant with the financial covenants specified in the credit agreement. These financial covenants relate to leverage and interest coverage ratios.

On March 4, 2004, the Company repaid the $75,000, 7.23% note upon maturity.

Short-term borrowings and related lines of credit are summarized as follows:

	December 31,
	2004	2003
7.23% note payable due in 2004	$—	$75,000
Outstanding letters of credit	$2,979	$1,589
Unused lines of credit	$200,021	$132,411
Average amount outstanding at month-end during the year	$92,971	$150,571
Maximum amount outstanding at month-end during the year	$113,000	$166,000
Weighted average interest rate on outstanding borrowings during the year	2.4%	2.3%
Weighted average interest rate on outstanding borrowings at year-end	3.1%	2.1%

Long-term debt consisted of the following:

	December 31,
	2004	2003
Credit agreement due in 2006	$47,000	$116,000
7.5% unsecured note due in 2007	100,000	100,000

Total long-term debt	$147,000	$216,000

Weighted average interest rate on outstanding borrowings	4.8%	5.0%

Interest on the 7.5% unsecured note is payable semi-annually in April and October. At December 31, 2004, this note had a fair market value of $107,550.

The Company capitalized interest costs associated with the construction of certain capital assets in the amount of $2,782, $2,219 and $1,793 in 2004, 2003 and 2002, respectively. Interest paid during 2004, 2003 and 2002 amounted to $11,731, $16,630 and $21,020, respectively.

12. Income Taxes

The Company’s provisions for income taxes attributable to income from continuing operations are summarized as follows:

	2004	2003	2002
Domestic and foreign income before income taxes:
Domestic	$49,829	$48,325	$31,142
Foreign	80,650	63,849	72,450

Income before income taxes	$130,479	$112,174	$103,592

Domestic and foreign provision for (benefit from) income taxes:
Domestic	$5,676	$(3,715)	$2,087
Foreign	16,218	14,939	20,455
State	3,029	154	249

	$24,923	$11,378	$22,791

Current and deferred provision for (benefit from) income taxes:
Current	$23,726	$31,959	$25,375
Deferred	1,197	(20,581)	(2,584)

	$24,923	$11,378	$22,791

A summary of the differences between the Company’s worldwide effective tax rate for continuing operations and the United States statutory federal income tax rate is as follows:

	2004	2003	2002
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Puerto Rico tax rate benefit	(3.4)	(4.4)	(4.6)
Ireland tax rate benefit	(10.9)	(7.5)	(6.5)
State income tax, net of federal income tax benefit	1.5	0.1	0.1
Export sales benefit	(1.6)	(2.2)	(2.0)
Change in valuation allowance	—	(19.6)	—
(Decrease) increase in tax reserves	(1.6)	8.9	—
Other	0.1	(0.2)	—

Effective tax rate	19.1%	10.1%	22.0%

Tax exemptions relating to Puerto Rico and Ireland operations are effective through 2016 and 2010, respectively.

Income taxes paid (net of refunds) during 2004, 2003 and 2002 were $21,766, $20,021 and $22,910, respectively.

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These earnings amounted to $356,502 at December 31, 2004. If earnings of such foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of $99,028 would have been required at December 31, 2004.

At December 31, 2004, the Company has net operating loss carryforwards of approximately $2,875 that will expire in 2009 and $39,161 that can be carried forward indefinitely and federal research credit carryforwards of approximately $9,256 that expire in the years 2005 through 2024. In addition, the Company has alternative minimum tax credit carryforwards of approximately $20,714, which can be carried forward indefinitely. During 2004, $1,520 of federal research credit carryforwards, for which a full valuation allowance had been provided, expired. At December 31, 2004, the Company also had $23,556 of state research credit and net operating loss carryforwards and deferred tax assets, all of which are fully reserved with a valuation allowance.

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	2004	2003
Deferred tax assets:
Intercompany and inventory related transactions	$60,490	$18,146
Retirement plans and postretirement benefits	13,261	9,114
Tax credits (including unremitted earnings of foreign subsidiaries)	40,257	80,468
Net operating loss carryforwards	6,668	4,154
Capitalized research and development costs	23,450	23,520
Amortization of intangible assets	6,864	7,612
Deferred state tax assets	23,556	23,346
Accruals	7,032	5,125
Other	4,798	13,189

Gross deferred tax assets	186,376	184,674
Valuation allowance	(27,838)	(29,148)

Total deferred tax assets	158,538	155,526

Deferred tax liabilities:
Prepaid royalties	10,849	118
Foreign exchange	14,110	8,062
Depreciation and disposal of fixed assets	2,168	7,701
Other	2,064	4,569

Total deferred tax liabilities	29,191	20,450

Net deferred tax assets	$129,347	$135,076

The valuation allowance is provided primarily to reserve against the expiration of federal research credit carryforwards which can be utilized against future taxable income in the U.S. and state research credit and net operating loss carryforwards and deferred tax assets. Although realization is not assured, the Company believes it is more likely than not that the remainder of the deferred tax asset, net of the valuation allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

During the fourth quarter of 2003, the Company capitalized certain historical research and development costs for tax returns on a retroactive basis, thereby creating taxable income that allowed the utilization of net operating losses. Because of this capitalization and other tax planning strategies relating to the use of foreign tax credits, $21,971 of the valuation allowance related to the foreign tax credits was released. Also in the fourth quarter of 2003, the Company estimated and recorded additional tax reserves of $10,000 related to exposures previously mitigated by the reserved foreign tax credits. The net impact of these activities resulted in an $11,971 tax benefit in the fourth quarter of 2003.

13. Leases

The Company leases certain office, manufacturing and storage facilities in various countries. These operating lease agreements have expiration dates through 2023. Certain building leases contain renewal options for periods ranging from one to ten years and purchase options at fair market value. Some of the leases have provisions for additional rental payments representing property taxes and landlord operating costs. At December 31, 2004, future minimum rental payments under non-cancellable operating leases with initial terms exceeding one year and the amounts due from tenants on related subleases were as follows:

2005	$9,448
2006	7,674
2007	5,115
2008	4,594
2009	3,655
2010–2023	15,428

Total minimum future rental payments	45,914
Less: amounts due from subleases	(3,953)

Total minimum future rental payments less sublease income	$41,961

Rental expense under these lease arrangements was $12,154, $12,027 and $8,123 in 2004, 2003 and 2002, respectively.

14. Stock Plans

Stock Incentive Plan

The “1999 Stock Incentive Plan” (the “1999 Plan”) provides for the issuance of stock options and restricted stock to key employees as incentive compensation. The 1999 Plan allows for the issuance of a total of 10,022 shares of common stock of which a maximum of 250 shares can be issued as restricted stock. The exercise price of the stock options may not be less than the fair market value of the stock at the time of grant. The stock options generally vest over a four-year period and must expire no later than ten years from the date of grant. At December 31, 2004, 2003 and 2002, 6,904, 5,696 and 4,508 options, respectively, were outstanding.

The restricted stock, which has been awarded to key members of senior management at no cost to them, cannot be sold, assigned, transferred or pledged during the restriction period. The restriction period is normally four years but in some cases may be less and may be accelerated based on exceeding annual performance targets. In most instances, shares are subject to forfeiture should employment terminate during the restriction period. The restricted stock is recorded at its fair market value on the award date; the related deferred compensation is amortized to Selling, General and Administrative Expenses over the restriction period. At December 31, 2004, 2003 and 2002, a total of 29, 40 and 40 shares, respectively, were outstanding as restricted shares.

Non-Employee Director Stock Option Plan

The “1999 Stock Option Plan for Non-Employee Directors” (the “Directors Plan”) allows for the issuance of 250 shares of common stock. During 2003, the Directors Plan was amended to award each newly elected eligible director stock options to purchase 5 shares of common stock on the date of his or her first election. Following the initial grant, each director shall automatically be awarded options to purchase 2.5 shares of common stock for each subsequent year of service as a director. The exercise price of the stock options may not be less than the fair market value of the stock at the time of grant. The stock options generally vest over a four-year period and must expire no later than ten years from the date of grant. At December 31, 2004, 2003 and 2002, a total of 151, 134 and 127 options, respectively, were outstanding.

Employees’ Stock Purchase Plan

The Company’s Employees’ Stock Purchase Plan (the “ESPP”) allows for the issuance of up to 1,300 shares of common stock. The ESPP allows eligible employees to purchase the stock at 85% of the lesser of the fair market value of the common stock on June 1, the beginning of the plan year, or the closing price at the end of every three months. Each employee may purchase up to 10% (up to a maximum of $25) of eligible compensation.

In 2004, 2003 and 2002, shares issued under the ESPP were 86, 88 and 84, respectively. As of December 31, 2004, 836 shares of Millipore common stock were available for sale to employees under the ESPP. The Company discontinued the ESPP as of the end of February 2005.

Mykrolis Spin-off

On February 27, 2002, the Distribution Date, the Company distributed all of its remaining interest in Mykrolis through a stock dividend to Millipore stockholders of record on February 13, 2002. This distribution was made in the amount of 0.6768132 share of Mykrolis common stock for each outstanding share of Millipore common stock. The decrease in the intrinsic value of Millipore’s stock plans attributed to the distribution of Mykrolis was restored in accordance with the methodology set forth in the FASB Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation”. Accordingly, the number of Millipore employee options outstanding on the Distribution Date was increased and the exercise prices were correspondingly decreased to maintain the intrinsic value of the options on the Distribution Date. At the Distribution Date, Mykrolis employees held 536 unvested Millipore stock options, which were subsequently canceled.

Stock Option Plans

A summary of stock option activity, with respect to all plans, is as follows:

	2004			2003			2002
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding at January 1	5,830	$16.69–$65.49	$39.86	4,635	$12.21–$65.49	$41.99	5,843	$12.21–$65.49	$40.56
Granted	2,189	$45.51–$54.99	$51.27	1,800	$31.74–$47.72	$32.00	118	$31.59–$50.91	$38.77
Exercised	(852)	$42.76–$56.47	$51.82	(382)	$32.20–$48.76	$43.34	(494)	$15.25–$40.73	$30.44
Canceled	(112)	$20.95–$53.90	$42.96	(223)	$15.42–$53.90	$42.55	(832)	$15.25–$61.84	$37.93

Outstanding at December 31	7,055	$16.69–$65.49	$44.08	5,830	$16.69–$65.49	$39.86	4,635	$12.21–$65.49	$41.99

Exercisable at December 31	5,044		$46.55	2,840		$39.98	2,446		$36.36

The following table summarizes information about stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$16.69–$31.94	1,965	7	$31.23	738	$30.06
$32.55–$48.05	1,201	5	$39.19	1,028	$39.18
$48.72–$50.91	954	10	$48.75	458	$48.77
$51.99–$52.22	1,206	9	$51.99	1,140	$51.99
$53.90–$65.49	1,729	7	$54.00	1,680	$54.00

$16.69–$65.49	7,055	8	$44.08	5,044	$46.55

Non-Employee Director Deferred Compensation Agreements

Through 2002, deferred compensation agreements for non-employee directors allowed for these directors to defer their directors’ fees by converting them to deferred compensation phantom stock units based on 100% of the fair market value of Millipore common stock on periodic conversion dates. Upon retirement or earlier termination of service from the Board of Directors, the cash equivalent of the phantom stock units is distributed in annual installments over ten years. The Company records a compensation adjustment related to the change in the fair market value of stock at the grant date as compared to the current fair market value of the stock. In 2003, such conversion to phantom stock units was discontinued, and deferred compensation agreements between the Company and non-employee directors thereafter allowed for a cash deferral of directors’ fees. In connection with these deferred compensation arrangements, the Company recorded compensation expense of $470 in 2004 and $682 in 2003 and recognized income of $745 in 2002. The income in 2002 was a result of the decline in the stock market.

15. Employee Retirement Plans

U.S. Employee Retirement Plans

The Millipore Corporation Employees’ Participation and Savings Plan (the “Participation and Savings Plan”), maintained for the benefit of all U.S. employees, combines both a defined contribution plan (the “Participation Plan”) and an employee savings plan (“Savings Plan”). The Company’s contributions to the Participation Plan are allocated among U.S. employees who have completed at least two years of continuous service on the basis of the compensation they received during the year for which the contribution is made. The Savings Plan allows employees to make certain tax-deferred voluntary contributions upon hire date, which the Company matches after one year of service with a 25% contribution (50% contribution for employees with ten or more years of service). Total expense under the Participation and Savings Plan was $7,522, $7,826 and $7,030 in 2004, 2003 and 2002, respectively.

The Company offers a Supplemental Savings and Retirement Plan for Key Salaried Employees (the “Supplemental Plan”) to certain senior executives that allows certain salary deferral benefits that would otherwise be lost by reason of restrictions imposed by the Internal Revenue Code limiting the amount of compensation which may be deferred under tax-qualified plans. The Company recognizes expenses related to its obligations to pay certain supplemental benefits attributed to the employee’s deferred salary. During periods when the return on amounts deferred is a loss, the Company’s obligations decrease and the Company recognizes income. Total expense under the Supplemental Plan was $591 and $870 in 2004 and 2003, respectively. In 2002, the Company recognized income of $382 as a result of the decline in the stock market.

The Millipore Corporation 2000 Deferred Compensation Plan for Senior Management (the “Deferred Compensation Plan”) provides that certain members of senior management may elect to defer a portion of their salary and bonus payments until retirement, termination of employment or the passage of a period of time (not less than three years). The amounts deferred are invested in certain publicly traded mutual funds. Plan participants are fully vested in their respective account balances at all times. The Company recognizes compensation expense related to its obligations to pay the employee’s deferred compensation in the year such compensation is earned. In subsequent periods, the Company recognizes increases or decreases to compensation expense based on the performance of the investments used to fund the Deferred Compensation Plan. Total increase/(decrease) in the market value of the underlying investments recognized as expense/(income) under the Deferred Compensation Plan was $119, $197 and ($99) in 2004, 2003 and 2002, respectively.

The Company’s Retirement Plan for Employees of Millipore Corporation is a defined benefit pension plan for all eligible U.S. employees. The U.S. pension plan provides benefits to the extent that assets of the Participation Plan, described above, do not provide guaranteed retirement income levels. Guaranteed retirement income levels are determined based on years of service and salary level as integrated with Social Security benefits. Employees are eligible under the U.S. pension plan after one year of continuous service and are vested after five years of service. For accounting purposes, the Company uses the projected unit credit cost method of actuarial valuation to determine the service cost and the projected benefit obligations. The actuarial method for funding purposes is the entry age normal cost method. The Company’s funding policy is to contribute amounts annually to the U.S. pension plan to satisfy the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 (“ERISA”) plus additional tax deductible amounts as may be advisable under the circumstances. Plan assets are invested primarily in mutual funds that maintain a portfolio of U.S. equity and fixed income securities.

In addition to the pension plan, the Company sponsors unfunded defined benefit postretirement benefit plans covering all U.S. employees, which are included in Other Benefits below. The plans provide medical and life insurance benefits and are, depending on the plan, either contributory or non-contributory. The accounting for the postretirement benefit plans anticipates future cost-sharing changes that are at the Company’s discretion. The postretirement benefit plans include a limitation on the Company’s share of costs for recent and future retirees.

The Company uses a December 31 measurement date for all of its U.S. employee pension and postretirement benefit plans.

The following tables summarize the funded status of the U.S. employee pension and postretirement benefit plans and amounts reflected in the Company’s consolidated balance sheets at December 31, in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106” (“SFAS No. 132R”).

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Change in benefit obligations:
Benefit obligations at beginning of year	$17,198	$15,850	$12,860	$11,214
Service (benefit) cost	(368)	(275)	470	499
Interest cost	1,037	965	629	713
Actuarial value of transfers from Participation Plan/Plan participants’ contributions	2,741	1,523	227	187
Actuarial loss /(gain)	1,134	289	(2,175)	915
Benefits paid	(1,251)	(1,154)	(721)	(668)

Benefit obligations at end of year	$20,491	$17,198	$11,290	$12,860

Change in plan assets:
Fair value of plan assets at beginning of year	$11,054	$9,271	$—	$—
Actual return on plan assets	805	1,660	—	—
Company contributions	1,005	405	494	481
Plan participant contributions	1,846	872	227	187
Benefits paid	(1,251)	(1,154)	(721)	(668)

Fair value of plan assets at end of year	$13,459	$11,054	$—	$—

Funded status:
Fair value of assets at end of year	$13,459	$11,054	$—	$—
Benefit obligation at end of year	(20,491)	(17,198)	(11,290)	(12,860)

Funded status	(7,032)	(6,144)	(11,290)	(12,860)
Unrecognized net actuarial loss /(gain)	10,894	9,449	(1,227)	943
Unrecognized prior service cost	17	25	—	—

Net amount recognized	$3,879	$3,330	$(12,517)	$(11,917)

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	$(5,399)	$(3,959)	$(12,517)	$(11,917)
Intangible asset	17	25	—	—
Accumulated other comprehensive income	9,261	7,264	—	—

Net amount recognized	$3,879	$3,330	$(12,517)	$(11,917)

Information for the U.S. pension plan with an accumulated benefit obligation in excess of plan assets:
	December 31,
	2004	2003
Projected benefit obligations	$20,491	$17,198
Accumulated benefit obligations	$18,858	$15,013
Fair value of plan assets	$13,459	$11,054

The accumulated benefit obligations under all U.S. defined benefit pension plan were $18,858 and $15,013 at December 31, 2004 and 2003, respectively.

	Pension Benefits			Other Benefits
	Year ended December 31,			Year ended December 31,
	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost:
Service (benefit) /cost	$(368)	$(275)	$(414)	$470	$499	$523
Interest cost	1,037	965	841	629	713	745
Expected return on plan assets	(870)	(712)	(698)	—	—	—
Amortization of net transition asset	—	—	(71)	—	—	—
Amortization of prior service cost	8	8	8	—	—	—
Amortization of net loss /(gain)	649	609	441	(4)	—	—

Net periodic benefit cost	$456	$595	$107	$1,095	$1,212	$1,268

Additional information:
Increase /(decrease) in additional minimum pension liabilities included in other comprehensive income	$1,997	$(1,092)	$8,356	N/A	N/A	N/A

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits			Other Benefits
	2004	2003		2004	2003
Discount rate	5.75%	6.00%		5.75%	6.00%
Rate of compensation increase	4.00%	4.00%		N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.00%	6.50%	7.25%	6.00%	6.50%	7.25%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	5.00%	N/A	N/A	N/A

In selecting the expected return on plan assets, the Company considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits under the Company’s pension plan. This included considering the asset allocations and the expected returns likely to be earned on these assets over the life of the plan. The Company’s method is consistent with the prior year.

The discount rate reflects the rate at which an amount that is invested in a portfolio of high-quality debt instruments would provide the future cash flows necessary to pay benefits when they come due.

Plan assets

The weighted average asset allocations by asset category of the Company’s pension plan are as follows:

	December 31,
	2004	2003
Equity securities	59%	59%
Debt securities	40%	40%
Other	1%	1%

Total	100%	100%

The Company’s investment policy includes a periodic review of the pension plan’s investment in the various asset classes. The current asset allocation target is 60% equities and 40% fixed income.

Assumed healthcare cost trend rates

The following assumptions were used to determine the accumulated postretirement benefit obligations under the Company’s postretirement benefit plans at December 31, 2004 and 2003, respectively.

	Other Benefits
	2004	2003
Healthcare cost trend rate assumed for next year	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2011	2011

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Increase /(decrease) to total of service and interest cost components	$62	$(51)
Increase / (decrease) to postretirement benefit obligations	447	(382)

Cash flows

In 2005, the Company expects to contribute $1,513 to its U.S. defined benefit pension plan and $582 to its U.S. postretirement benefit plans.

Estimated future benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2005	$1,250	$582
2006	1,280	575
2007	1,323	559
2008	1,379	655
2009	1,453	677
2010 - 2014	9,509	4,105

Foreign Plans

The Company sponsors defined benefit retirement plans at various foreign subsidiaries. The Company recognizes the periodic pension expense in the consolidated income statement and the associated liabilities in the consolidated balance sheet at each of these foreign subsidiaries. The following tables summarize the funded status of significant foreign employee retirement plans and amounts reflected in the Company’s consolidated balance sheets in accordance with SFAS No. 132R.

December 31, 2004
Change in benefit obligations:
Benefit obligations at beginning of year	$26,460
Service cost	1,903
Interest cost	1,136
Foreign exchange impact	2,223
Actuarial losses	1,726
Settlements	(1,939)
Benefits paid	(169)

Benefit obligations at end of year	$31,340

Change in plan assets:
Fair value of plan assets at beginning of year	$12,312
Actual return on plan assets	1,263
Foreign exchange impact	1,079
Company contributions	834
Benefits paid	(169)

Fair value of plan assets at end of year	$15,319

Funded status:
Fair value of assets at end of year	$15,319
Benefit obligations at end of year	(31,340)

Funded status	(16,021)
Unrecognized net actuarial loss	6,053

Net amounts recognized	$(9,968)

Amounts recognized in the statement of financial position consist of:
Accrued benefit costs	$(10,908)
Accumulated other comprehensive income	940

Net amounts recognized	$(9,968)

The accumulated benefit obligations for these foreign retirement plans were $24,570 at December 31, 2004.

Information for certain foreign retirement plans with an accumulated benefit obligation in excess of plan assets at December 31, 2004 is as follows:

Projected benefit obligations	$25,372
Accumulated benefit obligations	$21,416
Fair value of plan assets	$11,343

Components of net periodic benefit cost for the year ended December 31, 2004 is as follows:

Service cost	$1,903
Interest cost	1,136
Expected return on plan assets	(766)
Amortization of net transition asset	72
Settlement loss	158
Amortization of net loss (gain)	153

Net periodic benefit cost	$2,656

Additional information

The increase in additional minimum pension liabilities included in other comprehensive income was $940 as of December 31, 2004.

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31, 2004 are as follows:

Discount rate	4.15%
Expected return on plan assets	6.17%
Rate of compensation increase	2.92%

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31, 2004 are as follows:

Discount rate	4.27%
Expected long-term return on plan assets	5.92%
Rate of compensation increase	2.82%

In selecting the expected return on plan assets, the Company considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits under the Company’s retirement plans. This included considering the trusts’ asset allocations and the expected returns likely to be earned over the life of these plans.

The discount rate reflects the rate at which an amount that is invested in a portfolio of high-quality debt instruments would provide the future cash flows necessary to pay benefits when they come due.

Plan Assets

The weighted average asset allocations by asset category for the Company’s foreign retirement plans at December 31, 2004 are as follows:

Equity securities	63%
Debt securities	12%
Other	25%

Total	100%

The Company’s investment policy includes a periodic review of the retirement plans’ investments in the various asset classes. The current weighted average asset allocation target is 62% equities, 13% fixed income securities, and 25% other investments. Other investments include investments in money market mutual funds and general funds at certain insurance companies.

Cash Flows

The Company expects to contribute $901 to its foreign retirement plans in 2005.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid under foreign retirement plans:

2005	$744
2006	796
2007	912
2008	1,090
2009	1,341
2010 – 2014	8,133

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

17. Commitments and Contingencies

The Company has purchase commitments totaling $33,320 at December 31, 2004.

The Company currently is not a party to any material legal proceeding and has no knowledge of any material legal proceeding contemplated by any governmental authority or third party. The Company is subject to a number of claims and legal proceedings which, in the opinion of the Company’s management, are incidental to the Company’s normal business operations. In the opinion of the Company, although final settlement of these suits and claims may impact the Company’s financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on the Company’s financial position, cash flows or results of operations.

As permitted under Massachusetts law and required by the Company’s corporate by-laws, the Company indemnifies its officers and directors for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company has a Directors and Officers liability insurance policy that enables the Company to recover a portion of any future amounts paid. As there were no known or pending claims, the Company has not accrued a liability for these agreements as of December 31, 2004.

In the ordinary course of business, the Company warrants to customers that its products will conform to published specifications. Generally, the applicable product warranty period is one year from the date of delivery of the product to the customer or of site acceptance, if required. Additionally, the Company typically provides limited warranties with respect to its services. From time to time, the Company also makes other warranties to customers, including warranties that its products are manufactured in accordance with applicable laws and not in violation of third party rights. The Company provides for estimated warranty costs at the time of the product sale. The Company believes its warranty reserve as of December 31, 2004 appropriately reflects the estimated cost of such warranty obligations.

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of its products. Also, from time to time in agreements with its suppliers, licensors and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of its products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. Based on its experience with such indemnification claims, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

As part of its past acquisitions and divestitures of businesses or assets, the Company has provided a variety of warranties and indemnifications to the sellers and purchasers that are typical for such transactions. Typically certain of the warranties and the indemnifications expire after a defined period of time following the transaction, but certain warranties and indemnifications may survive indefinitely. In the case of the spin-off of Mykrolis, the Company agreed to indemnify Mykrolis against any liability associated with Millipore’s bioscience businesses, whether arising prior to or following the Distribution Date. The Company also retains contingent liability under certain lease agreements that were assigned to Mykrolis as part of the spin-off. As of December 31, 2004, no material claims under these warranties or indemnifications have been asserted, and the Company does not know of any such claims being contemplated.

During the first quarter of 2004, an issue arose under the tax sharing agreement relating to the inclusion of Mykrolis in the Company’s consolidated tax return for portions of 2001 and 2002. The tax sharing agreement provides that if Millipore receives a tax benefit (as defined in the agreement) due to the inclusion of Mykrolis, Millipore is required to pay Mykrolis the amount of that benefit. During the first quarter of 2004, the Company made a payment to Mykrolis in the amount of $1,255 pursuant to the tax sharing agreement. Mykrolis has questioned the methodologies underlying the calculation of the tax benefit. The Company believes that it has properly calculated and recorded amounts owed to Mykrolis.

18. Business Segment and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has evaluated its business activities that are regularly reviewed by the chief operating decision-maker for which separate discrete financial information is available. As a result of this evaluation, the Company has determined that it has three operating segments: BioPharmaceutical, Laboratory Water and Life Sciences, which are aggregated into one reporting segment.

BioPharmaceutical develops, manufactures and sells consumable products and hardware and provides related services used principally in the development and manufacturing of therapeutic products. Laboratory Water and Life Sciences manufacture and sell instrumentation, consumable products and services used in drug discovery and other laboratory applications. For all three of these operating segments, economic characteristics, production processes, products and services, types and classes of customers, methods of distribution and regulatory environments are similar. Accordingly, the three segments have been aggregated into one reporting segment for financial reporting purposes.

Effective February 2005, the Company announced its intent to combine its Laboratory Water and Life Sciences operating segments into one operating segment.

Net sales by product type information below is presented in “constant currencies” and reflects sales to unaffiliated customers. Constant currency results represent the foreign currency balances translated, for all periods presented, at Millipore’s predetermined budgeted exchange rates for 2004, thus excluding the impact of fluctuations in the actual foreign currency exchange rates. In addition to analyzing financial results at actual rates of exchange, management uses this presentation because the Company believes that the constant currency results provide a clearer presentation of the underlying business trends separate from the impact of foreign currency.

Net sales by product type for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Net Sales
	2004	2003	2002
Consumables	$637,059	$596,424	$558,933
Hardware	139,674	140,490	143,069
Services	32,288	28,418	23,363

Total net sales in constant currencies	809,021	765,332	725,365
Foreign exchange impact	74,242	34,290	(21,114)

Total net sales in U.S. dollars	$883,263	$799,622	$704,251

Geographical Information:

The Company attributes net sales to different geographic areas on the basis of the location of the customer. The Company has three geographic regions. Net sales and long-lived assets (property, plant and equipment and other non-current assets) information by geographic area in U.S. dollars is as follows:

	Year ended December 31,
	2004	2003	2002
Net Sales
United States	$311,166	$292,693	$275,582
Other Americas	56,118	43,435	38,530

Americas	367,284	336,128	314,112

Europe	353,605	318,350	260,364

Japan	115,795	103,361	92,301
Other Asia/Pacific	46,579	41,783	37,474

Asia/Pacific	162,374	145,144	129,775

Total	$883,263	$799,622	$704,251

	December 31,
	2004	2003
Long-Lived Assets
United States	$170,844	$166,881
Other Americas	22,848	23,118

Americas	193,692	189,999

France	78,079	58,880
Ireland	69,613	57,830
Other Europe	11,886	11,177

Europe	159,578	127,887

Japan	3,491	4,472
Other Asia/Pacific	1,988	546

Asia/Pacific	5,479	5,018

Total	$358,749	$322,904

19. Investment in Unconsolidated Affiliates

The Company has investments in two affiliated companies which are accounted for using the equity method. During 2004, the Company recorded $2,206 of income and received dividends from these unconsolidated affiliates totaling $648. During 2003, the Company recorded $337 of income and received dividends from these unconsolidated affiliates totaling $253. During 2002, the Company recorded $478 of income and received dividends from these unconsolidated affiliates totaling $311.

20. Officer Separation Agreement

On April 28, 2004, Francis J. Lunger announced that he would step down as President and CEO of the Company. Mr. Lunger stepped down as President and CEO as of December 31, 2004, and as Director and Chairman of the Company’s Board of Directors as of March 1, 2005. In connection with Mr. Lunger’s separation agreement, the Company recorded an expense of approximately $3,000 for severance, bonus and related benefits which was recognized through March 1, 2005. The Company also expects to record an additional compensation expense of approximately $2,000 to $5,000 relating to stock options, of which approximately $2,000 was recorded through March 1, 2005 and the remainder will be recorded 90 days thereafter. The amount of expense, within the above range relating to stock options, will depend upon the extent and timing of the exercise of Mr. Lunger’s stock options. The Company recognized a total of $4,024 expense in 2004 relating to this separation agreement.

21. Subsequent Event

On October 25, 2004, the Company announced that Dr. Martin D. Madaus had been appointed President and CEO of Millipore. He joined the Company in those capacities and also as a director on January 1, 2005. Dr. Madaus became Chairman of the Board of Directors of the Company on March 1, 2005. The Company has agreed to reimburse Dr. Madaus $1,820 for certain compensation from his former employer forfeited by his acceptance of the Company’s employment offer. The compensation is a combination of $1,433 cash and 8 shares of restricted stock with a fair market value of $386. The Company will also pay for his relocation costs. The cash compensation and the relocation costs will be reflected in net income during the first quarter of 2005. The fair value of the restricted stock will be recorded as unearned compensation and amortized over the four year restriction period.

MILLIPORE CORPORATION

Quarterly Results (Unaudited)

(In thousands, except per share data)

The Company’s unaudited quarterly results are summarized below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Full Year
2004
Net sales	$222,469	$224,668	$210,724	$225,402		$883,263
Cost of sales	100,910	103,241	97,405	110,573		412,129

Gross profit	121,559	121,427	113,319	114,829		471,134
Selling, general and administrative expenses	67,782	66,976	64,021	72,017		270,796
Research and development expenses	15,997	16,037	15,149	15,302		62,485

Operating income	37,780	38,414	34,149	27,510		137,853
Interest income	416	225	584	848		2,073
Interest expense	(2,878)	(2,101)	(2,437)	(2,031)		(9,447)

Income before income taxes	35,318	36,538	32,296	26,327		130,479
Provision for income taxes	8,123	8,044	7,267	1,489	(1)	24,923

Net income	$27,195	$28,494	$25,029	$24,838		$105,556

Basic income per share	$0.55	$0.58	$0.50	$0.50		$2.13

Diluted income per share	$0.55	$0.57	$0.50	$0.49		$2.10

Weighted average shares outstanding:
Basic	49,080	49,424	49,649	49,731		49,469
Diluted	49,889	50,305	50,392	50,341		50,201

2003
Net sales	$187,452	$196,367	$200,053	$215,750		$799,622
Cost of sales	82,325	88,535	91,563	106,751		369,174

Gross profit	105,127	107,832	108,490	108,999		430,448
Selling, general and administrative expenses	60,025	61,814	60,030	64,950		246,819
Research and development expenses	13,809	14,069	14,030	16,477		58,385
Restructuring and other	—	(604)	(796)	—		(1,400)

Operating income	31,293	32,553	35,226	27,572		126,644
Interest income	385	379	441	830		2,035
Interest expense	(4,148)	(4,189)	(3,980)	(4,188)		(16,505)

Income before income taxes	27,530	28,743	31,687	24,214		112,174
Provision for (benefit from) income taxes	6,194	6,467	7,130	(8,413	)(2)	11,378

Net income	$21,336	$22,276	$24,557	$32,627		$100,796

Basic income per share	$0.44	$0.46	$0.50	$0.67		$2.08

Diluted income per share	$0.44	$0.46	$0.50	$0.66		$2.06

Weighted average shares outstanding:
Basic	48,405	48,460	48,630	48,787		48,574
Diluted	48,537	48,834	49,356	49,416		49,046

(1)	Lower tax provision in the fourth quarter of 2004 was due to lower than expected consolidated net profits and higher than expected profits from foreign subsidiaries in countries with low tax rates.
(2)	Benefit from income taxes in the fourth quarter was due to the release of valuation allowance relating to foreign tax credits that the Company was able to utilize as a result of certain tax planning actions partially offset by an increase in tax reserves.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

This item is not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting can be found on page 27 of this Form 10-K. The Independent Registered Public Accounting Firm’s report on management’s assessment of our internal control over financial reporting can be found on page 28 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 16, 2005, we issued a press release confirming that the tax rate as originally reported in our January 27, 2005 earnings release was correct. A copy of the press release is attached as Exhibit 99.1 to this Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information called for by this item with respect to our directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, our Audit and Finance Committee and our Audit Committee Financial Expert(s) is set forth under the captions “MANAGEMENT AND ELECTION OF DIRECTORS—Nominees for Election as Directors”, “OWNERSHIP OF MILLIPORE COMMON STOCK – Section 16(a) Beneficial Ownership Reporting Compliance”, and “Committees, Meetings and Fees of Directors” respectively, in our definitive Proxy Statement for Millipore’s Annual Meeting of Stockholders to be held on April 27, 2005, and to be filed with the Securities and Exchange Commission on or about March 23, 2005 (the “Proxy Statement”), which information is hereby incorporated herein by reference.

Information called for by this item with respect to our executive officers is set forth under “Executive Officers of the Registrant” in Item 1 of this Form 10-K report.

We have adopted a code of ethics that applies to our principal executive officer, our principal financial officer, and our principal accounting officer, as well as to our other employees. This code of ethics consists of our Corporate Compliance Policy, our Employee Code of Conduct and our Rules of Conduct. We have made this code of ethics available on our website, as described under “Other Information” in Item 1 of this Form 10-K report. We also intend to provide disclosure on our website regarding any amendments to our code of ethics, or waivers from our code of ethics as relate to our principal executive officer, principal financial officer or principal accounting officer, or persons performing similar functions, within four days following any such amendments or waivers.

Item 11. Executive Compensation.

The information called for by this item is set forth under the caption “Executive Compensation” in the Proxy Statement, which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item with respect to security ownership of certain beneficial owners and management of the Company is set forth under the captions “OWNERSHIP OF MILLIPORE COMMON STOCK – Other Principal Holders of Millipore Common Stock” and “OWNERSHIP OF MILLIPORE COMMON STOCK – Management Ownership of Millipore Common Stock” in the Proxy Statement, which information is hereby incorporated herein by reference. The information called for by this item with respect to Securities Authorized for Issuance Under Equity Compensation Plans is set forth under the caption “Equity Compensation Plan Benefit Information” in the Proxy Statement, which information is hereby incorporated by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed or furnished, or incorporated by reference, as a part of this Report:

1. Financial Statements.

The following Financial Statements are filed as part of this report

2. Financial Statement Schedules.

No financial statement schedules have been included because they are not applicable or not required under Regulation S-X, or the required information is included in the Company’s Financial Statements.

3. List of Exhibits.

A. The following exhibits are incorporated herein by reference. All referenced Forms 10-K, 10-Q and 8-K are those of Millipore Corporation [Commission File No. 0-1052]:

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(2)	Form of Master Separation and Distribution Agreement between Millipore and Mykrolis Corporation (“Mykrolis”)+	Form 10-Q for the quarter ended June 30, 2001

	Form of General Assignment and Assumption Agreement between Millipore and Mykrolis+	Form 10-Q for the quarter ended June 30, 2001

(3) (i)	Restated Articles of Organization, as amended May 6, 1996	Form 10-K for year ended December 31, 1996

(ii)	By Laws, as amended	Form 8-K dated February 14, 2005

(4)	Indenture dated as of April 1, 1997, relating to the issuance of Debt Securities in Series	Registration Statement on Form S-3 (No. 333-23025)

(10)	Common Stock Rights Agreement dated as of April 15, 1988, as amended and restated April 16, 1998 between Millipore and The First National Bank of Boston	Form 8-K dated April 30, 1998

	Agreement of Substitution and Amendment of Common Stock Rights Agreement	Form 10-Q for the quarter ended March 31, 2003

	Amendment of Common Stock Rights Agreement	Form 10-Q for the quarter ended June 30, 2003

	Form of letter agreement with directors relating to the deferral of directors fees and conversion into phantom stock units*	Form 10-K for the year ended December 31, 1998

	Form of letter agreement with directors relating to the deferral of directors’ cash compensation*	Form 10-K for the year ended December 31, 2002

	1989 Stock Option Plan for Non-Employee Directors*	Form 10-K for the year ended December 31, 1998

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission

	Amendment, dated November 18, 2003, to 1989 Stock Option Plan for Non-Employee Directors*	Form 10-K for the year ended December 31, 2003

	Amended and Restated 1999 Stock Incentive Plan*	Form 10-Q for the quarter ended June 30, 2002

	Amendment, dated November 18, 2003, to 1999 Stock Incentive Plan*	Form 10-K for the year ended December 31, 2003

	Amended and Restated 1999 Stock Option Plan for Non-Employee Directors*	Form 10-Q for the quarter ended June 30, 2003

	Amendment, dated November 18, 2003, to 1999 Stock Option Plan for Non-Employee Directors*	Form 10-K for the year ended December 31, 2003

	2000 Deferred Compensation Plan for Senior Management*	Form 10-K for the year ended December 31, 2000

	Amendment No. 1, dated March 31, 2001, to 2000 Deferred Compensation Plan for Senior Management *	Form 10-K for the year ended December 31, 2001

	Standard Deferred Compensation Agreement*	Form 10-K for the year ended December 31, 2000

	Supplemental Savings and Retirement Plan for Key Salaried Employees of Millipore Corporation, as amended through 2000*	Form 10-K for the year ended December 31, 2000

	Amendment, dated March 31, 2001, to Supplemental Savings and Retirement Plan for Key Salaried Employees of Millipore Corporation*	Form 10-K for the year ended December 31, 2001

	Amendment, dated November 18, 2003, to Supplemental Savings and Retirement Plan for Key Salaried Employees of Millipore Corporation*	Form 10-K for the year ended December 31, 2003

	Millipore Incentive Plan (f/k/a 2000 Management Incentive Plan)*	Form 10-K for the year ended December 31, 2000

	Form of Executive Termination Agreement with executive officers other than CEO*	Form 10-K for the year ended December 31, 2003

	Form of Officer Severance Agreement with executive officers other than CEO*	Form 10-K for the year ended December 31, 2003

	Executive Termination Agreement between Millipore and Francis J. Lunger, dated November 18, 2003*	Form 10-K for the year ended December 31, 2003

	Officer Severance Agreement between Millipore and Francis J. Lunger, dated November 18, 2003*	Form 10-K for the year ended December 31, 2003

	Transition Services Agreement between Millipore and Francis J. Lunger, dated March 26, 2004*	Form 10-Q for the quarter ended March 31, 2004

	Master Patent License Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001

	Master Patent Grantback License Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001

	Master Trade Secret and Know-How Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001

	Tax Sharing Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001

	Membrane Manufacture and Supply Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission

	Product Distribution Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001

	Millipore Contract Manufacturing Agreement	Form 10-Q for the quarter ended June 30, 2001

	Mykrolis Contract Manufacturing Agreement	Form 10-Q for the quarter ended June 30, 2001

	Credit Agreement between Millipore and certain of its subsidiaries, Bank of America, N.A., and certain other lending and arranging institutions, dated October 5, 2001	Form 10-Q for the quarter ended September 30, 2001

	Lender Joinder Agreement between Millipore and certain of its subsidiaries, Bank of America, N.A., and PB Capital Corporation, dated October 23, 2001	Form 10-Q for the quarter ended September 30, 2001

	Net Lease between Millipore and Getronics Wang Co., LLC, dated August 12, 2002 with respect to the Company’s headquarters in Billerica, Massachusetts	Form 10-K for the year ended December 31, 2002

+	Millipore Corporation agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.
*	A “management contract or compensatory plan”

B. The following exhibits are filed or furnished herewith:

Reg. S-K Item 601(b) Reference	Documents Filed Herewith
(10)	Form of Amendment, dated August 12, 2004, to Deferral Letter Agreement with Directors of Millipore Corporation*

Offer Letter to Martin D. Madaus, dated October 11, 2004*

Executive Termination Agreement, dated January 1, 2005, between Millipore and Martin D. Madaus*

Officer Severance Agreement, dated January 1, 2005, between Millipore and Martin D. Madaus*

Form of Stock Option Grant to Directors under 1989 Stock Option Plan for Non-Employee Directors*

Form of Stock Option Grant to Directors under 1999 Stock Option Plan for Non-Employee Directors*

Current Form of Stock Option Grant to Executive Officers and other employees under 1999 Stock Incentive Plan*

(21)	Subsidiaries of Millipore

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney

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

Documents Furnished Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)	Press Release issued on March 16, 2005

*	A “management contract or compensatory plan”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLIPORE CORPORATION

Dated: March 16, 2005	By:	/S/ JEFFREY RUDIN
Jeffrey Rudin, Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ MARTIN D. MADAUS Martin D. Madaus	Chairman of the Board of Directors, President and Chief Executive Officer	March 16, 2005

/S/ KATHLEEN B. ALLEN Kathleen B. Allen	Vice President, Chief Financial Officer	March 16, 2005

/S/ DONALD B. MELSON Donald B. Melson	Corporate Controller (Chief Accounting Officer)	March 16, 2005

/S/ DANIEL BELLUS* Daniel Bellus	Director	March 16, 2005

/S/ ROBERT C. BISHOP* Robert C. Bishop	Director	March 16, 2005

/S/ MELVIN D. BOOTH* Melvin D. Booth	Director	March 16, 2005

/S/ MAUREEN A. HENDRICKS* Maureen A. Hendricks	Director	March 16, 2005

/S/ MARK HOFFMAN* Mark Hoffman	Director	March 16, 2005

/S/ RICHARD J. LANE* Richard J. Lane	Director	March 16, 2005

/S/ JOHN F. RENO* John F. Reno	Director	March 16, 2005

/S/ EDWARD M. SCOLNICK* Edward M. Scolnick	Director	March 16, 2005

/S/ KAREN E. WELKE* Karen E. Welke	Director	March 16, 2005

*By:	/S/ JEFFREY RUDIN
Jeffrey Rudin, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Form of Amendment, dated August 12, 2004, to Deferral Letter Agreement with Directors of Millipore Corporation*

10.2	Offer Letter to Martin D. Madaus, dated October 11, 2004*

10.3	Executive Termination Agreement, dated January 1, 2005, between Millipore and Martin D. Madaus*

10.4	Officer Severance Agreement, dated January 1, 2005, between Millipore and Martin D. Madaus*

10.5	Form of Stock Option Grant to Directors under 1989 Stock Option Plan for Non-Employee Directors*

10.6	Form of Stock Option Grant to Directors under 1999 Stock Option Plan for Non-Employee Directors*

10.7	Current Form of Stock Option Grant to Executive Officers and other employees under 1999 Stock Incentive Plan*

21.1	Subsidiaries of Millipore

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release issued on March 16, 2005

*	A “management contract or compensatory plan”.