Form 10-Q
period 2005-04-02
MILLIPORE CORP /MA
filed 2005-05-11
CIK 66479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2005 or

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

As of April 25, 2005, 49,946,694 shares of the registrant’s Common Stock were outstanding.

MILLIPORE CORPORATION

In this Form 10-Q, unless the context otherwise requires, the terms “Millipore”, the “Company”, “we” or “us” shall mean Millipore Corporation and its subsidiaries.

PART I

Item 1. Financial Statements

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 2, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$141,330	$152,144
Accounts receivable, net	198,644	181,911
Inventories	139,125	143,714
Deferred income taxes	45,315	54,247
Other current assets	10,164	8,840

Total current assets	534,578	540,856
Property, plant and equipment, net	343,478	351,004
Deferred income taxes	91,740	85,197
Intangible assets, net	18,887	19,584
Goodwill	9,433	9,433
Other assets	7,352	7,745

Total assets	$1,005,468	$1,013,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,915	$66,970
Accrued expenses	79,153	88,407
Accrued income taxes payable	7,862	7,633

Total current liabilities	149,930	163,010
Deferred income taxes	7,309	7,495
Long-term debt	133,000	147,000
Other liabilities	56,097	57,464

Total liabilities	346,336	374,969

Shareholders’ equity:
Common stock	49,922	49,816
Additional paid-in capital	17,384	10,654
Retained earnings	561,834	529,534
Unearned compensation	(363)	(4)
Accumulated other comprehensive income	30,355	48,850

Total shareholders’ equity	659,132	638,850

Total liabilities and shareholders’ equity	$1,005,468	$1,013,819

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
Net sales	$250,178	$222,469
Cost of sales	114,103	100,910

Gross profit	136,075	121,559

Selling, general and administrative expenses	77,433	67,782
Research and development expenses	16,073	15,997

Operating income	42,569	37,780

Interest income	675	416
Interest expense	(1,834)	(2,878)

Income before income taxes	41,410	35,318
Provision for income taxes	9,110	8,123

Net income	$32,300	$27,195

Basic income per share	$0.65	$0.55

Diluted income per share	$0.64	$0.55

Weighted average shares outstanding:
Basic	49,851	49,080
Diluted	50,327	49,889

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	April 2, 2005	April 3, 2004
Cash flows from operating activities:
Net income	$32,300	$27,195
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	11,623	10,319
Tax benefit from stock plan activities	725	2,937
Non-cash stock-based compensation	2,716	206
Changes in operating assets and liabilities:
Increase in accounts receivable	(23,111)	(13,937)
Decrease (increase) in inventories	113	(2,169)
Increase in other current assets	(1,563)	(38)
Decrease in other assets	24	67
Decrease in accounts payable	(1,816)	(7,033)
Decrease in accrued expenses	(7,895)	(10,817)
Increase (decrease) in accrued income taxes	5,827	(267)
(Decrease) increase in other liabilities	(455)	1,522

Net cash provided by operating activities	18,488	7,985

Cash flows from investing activities:
Additions to property, plant and equipment	(10,897)	(12,927)

Net cash used in investing activities	(10,897)	(12,927)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	3,036	13,011
Repayment of debt	—	(75,000)
Net repayments of revolver borrowings	(14,000)	(21,000)

Net cash used in financing activities	(10,964)	(82,989)

Effect of foreign exchange rates on cash and cash equivalents	(7,441)	(5,243)

Net decrease in cash and cash equivalents	(10,814)	(93,174)
Cash and cash equivalents at beginning of period	152,144	147,027

Cash and cash equivalents at end of period	$141,330	$53,853

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

Our interim fiscal quarter ends on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The first fiscal quarters for 2005 and 2004 ended on April 2, 2005 and April 3, 2004, respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications have been made to prior year’s financial statements to conform to the 2005 presentation.

In the opinion of our management, these financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of future trends or our operations for the entire year.

2. Stock-based Compensation

We have a stock-based employee compensation plan and a non-employee director stock option plan from which we currently grant stock options. As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” we apply the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for these plans. No stock-based employee compensation expense has been recorded in connection with the issuance of employee and director stock options as all options granted under these plans were fixed awards and had an exercise price equal to the market value of our common stock at the date of grant. Stock-based employee compensation expense in relation to the separation agreements for the former Chief Executive Officer and President and several executive officers and the vesting of restricted stock, granted at no cost to certain employees, is reflected in net income.

SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123,” requires the presentation of certain pro forma information as if we had accounted for our stock-based employee compensation under the fair value method. For purpose of this disclosure, the fair value of the fixed option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for option grants:

	Three Months Ended
	April 2, 2005	April 3, 2004
Risk-free interest rate	3.6%	3.0%
Volatility factor	35.0%	40.0%
Weighted average expected life (in years)	5	5
Dividend rate	0.0%	0.0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the model requires the use of highly subjective assumptions, including the expected stock price volatility and average expected life of the options. Although our employee stock options have characteristics significantly different from those of traded options, we believe that the Black-Scholes model provides a reasonable estimate for the fair value of these options.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

The table below illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended
	April 2, 2005	April 3, 2004
Net income, as reported	$32,300	$27,195

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,763	160

Deduct: Pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	(3,906)	(4,672)

Pro forma net income	$30,157	$22,683

Net income per share:

Basic, as reported	$0.65	$0.55

Basic, pro forma	$0.60	$0.46

Diluted, as reported	$0.64	$0.55

Diluted, pro forma	$0.60	$0.45

3. Inventories

Inventories at April 2, 2005 and December 31, 2004, stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	April 2, 2005	December 31, 2004
Raw materials	$28,048	$29,880
Work in process	47,855	46,351
Finished goods	63,222	67,483

Total inventories	$139,125	$143,714

4. Property, Plant and Equipment

Accumulated depreciation on property, plant and equipment was $248,006 at April 2, 2005 and $257,249 at December 31, 2004.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

5. Intangible Assets

Intangible assets, net, consisted of the following at April 2, 2005 and December 31, 2004:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
April 2, 2005
Patented and unpatented technology	$19,329	$(13,453)	$5,876	5 – 20 years
Trade names	19,206	(7,852)	11,354	10 – 20 years
Licenses and other	4,973	(3,316)	1,657	5 – 10 years

Total	$43,508	$(24,621)	$18,887

December 31, 2004
Patented and unpatented technology	$19,329	$(13,118)	$6,211	5 – 20 years
Trade names	19,206	(7,568)	11,638	10 – 20 years
Licenses and other	4,995	(3,260)	1,735	5 – 10 years

Total	$43,530	$(23,946)	$19,584

Amortization expense for the three months ended April 2, 2005 and April 3, 2004 was $705 and $794, respectively.

The estimated aggregate amortization expense for intangible assets owned as of April 2, 2005 for each of the five succeeding years is as follows:

Remainder of 2005	$2,171
2006	2,730
2007	1,829
2008	1,604
2009	1,467
Thereafter	9,086

Total	$18,887

6. Employee Retirement Plans

The following tables summarize the components of net periodic benefit cost for our various defined benefit employee pension and postretirement benefit plans in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”

	U.S. Pension Benefits
	Three Months Ended
	April 2, 2005	April 3, 2004
Components of net periodic benefit cost:
Service cost	$(75)	$(106)
Interest cost	285	320
Expected return on plan assets	(271)	(283)
Amortization of prior service cost	2	2
Amortization of net loss	184	192

Net periodic benefit cost	$125	$125

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

	Foreign Pension Benefits
	Three Months Ended
	April 2, 2005	April 3, 2004
Components of net periodic benefit cost:
Service cost	$613	$476
Interest cost	320	284
Expected return on plan assets	(237)	(192)
Amortization of prior service cost	—	18
Amortization of net loss	34	38

Net periodic benefit cost	$730	$624

	Postretirement Benefits
	Three Months Ended
	April 2, 2005	April 3, 2004
Components of net periodic benefit cost:
Service benefit	$103	$138
Interest cost	134	187
Amortization of net gain	(28)	—

Net periodic benefit cost	$209	$325

As we previously disclosed in our financial statements for the year ended December 31, 2004, we expect to contribute $1,513 to our U.S. pension plan, $901 to our foreign pension plans, and $582 to our other postretirement benefit plan in 2005. As of April 2, 2005, we have made $190, $287, and $262 of contributions to the U.S. pension plan, the foreign pension plans and the other postretirement benefit plans, respectively.

In January 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. 106-1 and in May 2004 issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003 and FSP No. 106-2, which superseded FSP No. 106-1, is effective for interim or annual financial statements of fiscal years ending after June 15, 2004. As permitted under FSP No. 106-2, we elected to defer the accounting for the Act until the issuance of authoritative guidance on the determination of actuarial equivalence for purposes of receiving the federal subsidy. On January 21, 2005, the Center for Medicare and Medicaid Services released the final regulations implementing the Act. Based on these final regulations, we determined that most benefits provided by the plan are at least actuarially equivalent to Medicare Part D. The effect of the federal subsidy to which we are entitled has been accounted for as an actuarial gain of $1,308. The subsidy will reduce postretirement benefit expense for 2005 by $203. In addition to accounting for the federal subsidy as a result of Medicare Part D, the plan’s actuarial assumptions were changed to reflect an expected future reduction in our HMO plan cost as a result of the Act. This change in assumptions resulted in an actuarial gain of $872 and a reduction in benefit expense for 2005 of $100.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

7. Basic and Diluted Net Income per Share

The following table presents share information used to calculate net income per share (“EPS”):

	Three Months Ended
	April 2, 2005	April 3, 2004
Weighted average common shares outstanding for basic EPS	49,851	49,080
Dilutive effect of stock options	476	788
Dilutive effect of restricted stock	—	21

Weighted average common shares outstanding for diluted EPS	50,327	49,889

For the three months ended April 2, 2005 and April 3, 2004, outstanding stock options of 4,053 and 2,444, respectively, with purchase prices in excess of our average common stock fair value for the related period, were excluded from the calculation of diluted net income per share because their inclusion would have been antidilutive. Antidilutive options could become dilutive in the future.

8. Comprehensive Income

The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended
	April 2, 2005	April 3, 2004
Change in net unrealized (loss) gain on securities	$(203)	$21
Change in additional minimum pension liability adjustments	23	—
Foreign currency translation adjustments	(18,315)	(9,596)

Other comprehensive loss	(18,495)	(9,575)
Net income	32,300	27,195

Total comprehensive income	$13,805	$17,620

9. Commitments and Contingencies

During the first quarter of 2004, an issue arose under our tax sharing agreement with our former subsidiary, Mykrolis Corporation (“Mykrolis”), relating to the inclusion of Mykrolis in our consolidated tax return for portions of 2001 and 2002. The tax sharing agreement provides that if Millipore receives a tax benefit (as defined in the agreement) due to the inclusion of Mykrolis in our consolidated tax return, Millipore is required to pay Mykrolis the amount of that benefit. During the first quarter of 2004, we made a payment to Mykrolis in the amount of $1,255 pursuant to the tax sharing agreement. Mykrolis has questioned the methodologies underlying the calculation of the tax benefit. We believe that we have properly calculated and recorded amounts owed to Mykrolis.

10. Investment in Unconsolidated Affiliates

We have investments in two affiliated companies which are accounted for using the equity method. During the first three months of 2005, we recorded $473 of income and received $137 of dividends from these unconsolidated affiliates. During the first three months of 2004, we recorded $20 of income and received $253 of dividends from these unconsolidated affiliates.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

11. Officer Compensation Agreements

On April 28, 2004, Francis J. Lunger announced that he would step down as President and CEO of Millipore. Mr. Lunger stepped down as President and CEO as of December 31, 2004, and as Director and Chairman of Millipore’s Board of Directors as of March 1, 2005. In connection with Mr. Lunger’s separation agreement, we recorded compensation of $2,501 for severance, bonus and related benefits, and an additional compensation of $3,933 relating to stock options. During the first three months of 2005, we recorded $2,675 of such separation agreement-related expenses.

During the three months ended April 2, 2005, we recorded an additional charge of $3,259 related to termination agreements with several executive officers, of which $2,726 represented severance and other related benefits and $533 was related to modification of certain stock options pursuant to these agreements. We estimate an additional charge of $111 to $832 relating to the modification of certain stock options held by these departing officers during the second quarter of 2005.

On January 1, 2005, Dr. Martin D. Madaus joined Millipore as President and CEO and as a director. Dr. Madaus became Chairman of Millipore’s Board of Directors on March 1, 2005. During the first three months of 2005, we reimbursed Dr. Madaus $1,819 for certain compensation from his former employer forfeited by his acceptance of Millipore’s employment offer. The compensation is a combination of $1,433 cash and 8 shares of restricted stock with a fair market value of $386. The fair value of the restricted stock was recorded as unearned compensation and will be amortized over the four year restriction period. We also paid $94 for his relocation costs during the first three months of 2005. We recognized a total expense of $1,551 for the three months ended April 2, 2005.

12. New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight and handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. Therefore, SFAS No. 151 will be effective for us for the first quarter of 2006. We are in the process of evaluating the impact of SFAS No. 151 on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The pro forma footnote disclosure alternative is no longer allowable under SFAS No. 123R. On March 29, 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 to express the SEC staff’s views regarding the interaction between FAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements. In April 2005, the SEC amended relevant sections of Regulation S-X to defer the compliance date for SFAS No. 123R for public companies to the first interim period of the first fiscal year beginning after December 15, 2005. Therefore, SFAS No. 123R will be effective for us for the first quarter of 2006. We are in the process of assessing the impact of expensing stock options on our consolidated financial statements.

The American Jobs Creation Act of 2004 (the “AJCA”) contains a number of provisions which will affect us in the future. One provision of the AJCA establishes a special deduction for “Qualified Domestic Production Activities” for U.S. manufacturers. The special deduction starts at 3% of “Qualified Production Income (“QPI”)” as defined in the AJCA in 2005 and will be 9% of QPI when fully phased in after 2009. In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. FSP No. 109-1 requires that qualified domestic production activities deductions should be accounted for as a special deduction in accordance with SFAS No. 109 and that the related impact of this deduction should be reported in the period in which the deduction is claimed on tax returns. As a result of prior tax planning actions, we are currently projecting a tax loss on our 2005 U.S. tax return. Therefore, we do not currently believe there is a benefit to us from the qualified domestic production activities deduction.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

A second provision of the AJCA provides a temporary incentive for a U.S. company to repatriate funds deemed to be permanently reinvested outside the U.S., at a reduced effective tax rate of approximately 5.25%. In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” to address the appropriate point at which a company should reflect in its financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. The FASB provided companies with additional time beyond the financial reporting period to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. While we have not made a decision to repatriate earnings under the AJCA, we are studying the AJCA and recent IRS guidance to determine whether it would be beneficial for us to make use of the temporary incentive in 2005. If we decide to repatriate under the provisions of the AJCA, a tax provision for the related taxes will be recorded in the fiscal quarter in which the repatriation plan is approved. We will make a final determination by the end of 2005. The amount of income tax we would incur, should we repatriate some level of earnings, cannot be reasonably estimated at this time.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN 47 clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity in which the timing and/(or) method of settlement are conditional on a future event that may or may not be within the control of an entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/(or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement should be recognized when incurred – generally upon acquisition, construction, or development and/(or) through the normal operation of the asset. FIN 47 will be effective for us as of the end of 2005. Retrospective application of this standard to interim financial statements is not required. We are in the process of assessing the impact of FIN 47 on our consolidated financial statements.

13. Subsequent Events

On May 10, 2005, we announced that one of our executive officers will be leaving Millipore at the end of May 2005 to pursue other interests. In the second quarter of 2005, we will record an estimated charge of approximately $1,200 to $2,000 related to the officer’s termination agreement. The charge represents severance and other related benefits and modification of certain stock options pursuant to the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004. Throughout this discussion, references will be made to “constant currencies”. Constant currency is a non-GAAP measure whereby foreign currency balances are translated, for all periods presented, at Millipore’s predetermined budgeted exchange rates for 2005, thus excluding the impact of fluctuations in the actual foreign currency exchange rates. In addition to analyzing U.S. GAAP financial results, we also analyze our results in constant currencies as we believe these measures may allow for a better understanding of the underlying business trends. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates. Our interim fiscal quarter ends on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The first fiscal quarters for 2005 and 2004 ended on April 2, 2005 and April 3, 2004, respectively.

Executive Summary

During the three months ended April 2, 2005 (the “first quarter of 2005”) as compared with the three months ended April 3, 2004 (the “first quarter of 2004”), sales growth was 12%, comprised of a 10% growth in constant currencies and a 2% foreign currency impact. In the first quarter of 2005, sales to the biotechnology market increased 18% in constant currencies. The increase was due to strong sales of chromatography and filtration consumables and was favorably impacted by the timing of our customers’ manufacturing cycles and activities related to their qualification and validation of new production facilities. In the life science research market, sales growth was flat as strong sales for drug discovery were offset by a decrease in sales for protein research and genomics applications as well as sales of laboratory water purification systems. In the first quarter of 2005, sales to the other bioscience market grew 7% as compared with the first quarter of 2004 due primarily to stronger sales of consumables used in the production of non-biotechnology drugs and sales of laboratory water purification systems.

Operating income as a percent of sales was 17% in the first quarter of 2005 and 2004. Unlike the first quarter of 2004 which did not have significant unusual expenses, the first quarter of 2005 included $3.8 million of officer and employee termination costs and $4.2 million of CEO transition expenses. These expenses contributed to a 14% increase in selling, general and administrative (“SG&A”) expenses as compared with the prior year. Research and development (“R&D”) expenses remained flat in the first quarter of 2005 as we evaluated our current portfolio of R&D projects. Cash flows from operations increased to $18.5 million, a $10.5 million improvement as compared to the first quarter of 2004, as a result of increased net income, net of non-cash expenses, and on-going programs to control working capital.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our most critical accounting policies had a significant impact on the preparation of these condensed consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continue to have the same critical accounting policies and estimates as we described in Item 7, on page 13, in our Annual Report on Form 10-K for the year ended December 31, 2004. Those policies and estimates were identified as those relating to revenue recognition, allowance for doubtful accounts, inventory valuation analysis, valuation of long-lived assets, income tax provision, employee retirement plans and our intention to refinance short-term debt on a long-term basis. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Results of Operations

First Quarter of 2005 Compared to the First Quarter of 2004

Net Sales

The following discussion of net sales summarizes sales growth by the markets in which our products were used, by the geographies in which our products were sold, and by product types.

Net Sales by Market

We sell our products into the biotechnology, life science research and other bioscience markets. Net sales growth by market, for the first quarter of 2005 as compared with the first quarter of 2004, is summarized in the table below.

	Net sales (in thousands)		Percent sales growth
	2005	2004
Biotechnology	$82,650	$69,985	18%
Life Science Research	29,937	29,914	—
Other Bioscience	109,629	102,723	7%

Total net sales in constant currencies	222,216	202,622	10%
Foreign exchange impact	27,962	19,847

Total net sales in U.S. dollars	$250,178	$222,469	12%

	% of net sales (in constant currencies)
	2005	2004
Biotechnology	37%	34%
Life Science Research	14%	15%
Other Bioscience	49%	51%

Total	100%	100%

In the biotechnology market, constant currency sales increased 18% during the first quarter of 2005 as compared with the first quarter of 2004, consisting of a 21% growth in consumables sales and a 3% increase in hardware sales. The increase in biotechnology consumable sales reflected strong increases in sales of chromatography media and consumable process scale filtration devices to customers for use in monoclonal antibody and recombinant protein applications. This strong growth was favorably impacted by the timing of our customers’ manufacturing cycles and activities related to their qualification and validation of new production facilities.

In the life science research market, constant currency sales were flat during the first quarter of 2005 as compared with the first quarter of 2004. Strong demand for products used in drug discovery was offset by declining sales of products used in protein research and genomics applications as well as sales of small laboratory water purification systems used in life science laboratories.

In the other bioscience market, constant currency sales grew 7% during the first quarter of 2005 as compared with the first quarter of 2004. We benefited from strong sales of laboratory water purification systems into this market and of filtration consumables used in non-biotechnology drug manufacture, basic laboratory research, and environmental testing and quality control applications. Offsetting this growth were declining sales of products used in food and beverage applications.

Net Sales by Geography

Net sales growth by geography, for the first quarter of 2005 as compared with the first quarter of 2004, is summarized in the table below.

	U.S. dollars (in thousands)		Percent sales growth
	2005	2004
Americas	$103,372	$89,009	16%
Europe	102,415	90,394	13%
Asia/Pacific	44,391	43,066	3%

Total net sales in U.S. dollars	$250,178	$222,469	12%

	Constant currencies (in thousands)		Percent sales growth
	2005	2004
Americas	$102,720	$88,677	16%
Europe	79,315	74,063	7%
Asia/Pacific	40,181	39,882	1%

Total net sales in constant currencies	222,216	202,622	10%
Foreign exchange impact	27,962	19,847

Total net sales in U.S. dollars	$250,178	$222,469	12%

	% of net sales (in U.S. dollars)		% of net sales (in constant currencies)
	2005	2004	2005	2004
Americas	41%	40%	46%	44%
Europe	41%	41%	36%	36%
Asia/Pacific	18%	19%	18%	20%

Total	100%	100%	100%	100%

The Americas achieved constant currency sales growth of 16%, led by strong sales of consumable process scale filtration devices to our biotechnology customers. In addition, U.S. sales of laboratory water purification systems and life science research consumables benefited as favorable economic conditions continued to stimulate growth in both private and publicly funded laboratories. Further, pharmaceutical customers increased spending for drug discovery projects thereby supporting demand for our consumable offerings. In Europe, the 7% constant currency growth in customer sales was primarily due to higher volume of chromatography media sales to biotechnology customers. The growth in the Asia/Pacific region remained modest, despite shipment of a large filtration system and a successful laboratory water purification product introduction. This is due to stronger than expected sales in Japan during the first quarter of 2004 as a result of government and university laboratories accelerating purchases in anticipation of new government policies involving the administration and utilization of research grants.

During the first quarter of 2005, the U.S. dollar remained weaker on average as compared to the first quarter of the prior year. A weaker U.S. dollar positively impacts U.S. dollar sales growth because approximately 60% of our revenue is outside the U.S. The impact of translating foreign currency sales to the U.S. dollar improved the reported sales growth rate by approximately 200 basis points in the first quarter of 2005. Since we have a higher percentage of our sales in Europe than Asia, the impact of translating sales denominated in European currencies will have a greater impact on our U.S. dollar sales than the impact of translating sales denominated in Asian currencies. On average, the U.S. dollar weakened against the Euro by approximately 5% and against the Japanese Yen by approximately 2% during the first quarter of 2005 as compared with the first quarter of 2004.

Net Sales by Product Type

Net sales growth by product type, for the first quarter of 2005 as compared with the first quarter of 2004, is summarized in the table below.

	Net sales (in thousands)		Percent sales growth
	2005	2004
Consumables	$176,842	$160,803	10%
Hardware	35,917	33,587	7%
Services	9,457	8,232	15%

Total net sales in constant currencies	222,216	202,622	10%
Foreign exchange impact	27,962	19,847

Total net sales in U.S. dollars	$250,178	$222,469	12%

	% of net sales (in constant currencies)
	2005	2004
Consumables	80%	79%
Hardware	16%	17%
Services	4%	4%

Total	100%	100%

Consumables and services were the primary sources of growth during the first quarter of 2005 reporting 10% and 15% growth, respectively, versus the first quarter of 2004. Consumables growth was strongest in process scale filtration devices and chromatography media products for the biotechnology market. Acceleration of customer orders that were expected to be placed in subsequent quarters was a significant factor in this favorable growth. Services continued to grow at a positive rate supported by a strong performance in revenues from validation and equipment support services. Despite a 7% growth rate as compared to the first quarter of 2004, sales of hardware in the first quarter of 2005 declined to 16% of total sales as a result of the strong consumables growth. Sales of hardware can fluctuate significantly as they are driven by the timing of capacity expansions of our customers.

Gross Profit Margins

Gross profit margin percentages were 54.4% in the first quarter of 2005 as compared with 54.6% in the first quarter of 2004. The slight decline in our gross profit margin percentage for the first quarter of 2005 was primarily due to underutilized manufacturing capacity in our Jaffrey membrane manufacturing facility and costs associated with our manufacturing consolidation strategy offset by increased sales of higher margin consumables and favorable foreign exchange.

Operating Expenses

SG&A expenses increased $9.7 million, or 14.2%, in the first quarter of 2005 as compared with the first quarter of 2004. As a percentage of sales, SG&A expenses increased from 30.5% to 31.0%. The increase was the result of $4.2 million related to CEO transition costs, $3.8 million in officer and other employee severance costs and $1.7 million of other costs primarily related to incentive compensation plans. The $4.2 million of CEO transition costs included $2.7 million of severance costs for the previous CEO, who remained an employee for a transition period through the end of February 2005, and $1.5 million paid to the new CEO in accordance with his employment agreement. The $3.8 million of employee severance costs included a charge of $3.3 million related to termination agreements with certain executive officers and $0.5 million severance for other employees in connection with our decision in the first quarter of 2005 to combine Laboratory Water and Life Sciences into one operating division, renamed the Bioscience Division. The incremental costs for incentive compensation plans were driven primarily by the improved sales.

R&D expenses remained flat in the first quarter of 2005 as compared with the first quarter of 2004. Generally R&D spending has been a source of continued investment for us. However, during the first quarter of 2005, we held our spending consistent with the first quarter of 2004 as we evaluated our current portfolio of R&D projects. As a percentage of sales, R&D expenses decreased to 6.4% from 7.2%.

Net Interest Expense

Net interest expense decreased $1.3 million in the first quarter of 2005 as compared with the first quarter of 2004. The lower net interest expense was principally a result of lower average debt outstanding. During the first quarter of 2005, the weighted average interest rate on our revolving credit agreement was 3.7% as compared to 2.2% for the first quarter of 2004.

Provision for Income Taxes

Our effective tax rate for the first quarter of 2005 was 22.0% as compared with 23.0% during the first quarter of 2004. The decline in the estimated effective tax rate is due to higher expected profits from lower tax rate jurisdictions as compared to the first quarter of 2004.

Market Risk

We are exposed to market risks, which include changes in foreign currency exchange rates and credit risk. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in currencies other than the U.S. dollar. The potential change in foreign currency exchange rates represents a substantial risk to us, as approximately 60% of our business is conducted outside of the United States, generally in foreign currencies. Our risk management strategy currently uses forward contracts to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures with gains and losses resulting from the forward contracts that hedge these exposures. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically span less than three months. We held various forward foreign exchange contracts as of April 2, 2005 with U.S. dollar equivalent notional amounts totaling $81.4 million. The fair value of these contracts was a net loss of $0.1 million at April 2, 2005. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Although we attempt to manage our foreign currency exchange risk through the above activities, when the U.S. dollar weakens against other currencies in which we transact our business, generally sales and net income will be positively but not proportionately impacted.

Credit Risk

We are exposed to concentrations of credit risk in cash and cash equivalents and trade receivables. Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. The amount placed with any one institution is limited by policy. Trade receivables credit risk exposure is limited due to the large number of established customers and their distribution across different geographies.

Capital Resources and Liquidity

Cash flow provided from operations was $18.5 million in the first quarter of 2005 as compared with $8.0 million in the first quarter of 2004. This increase in cash flow from operations was primarily the result of increased net income, depreciation and amortization and accrued income taxes, and improved inventory management partially offset by increased accounts receivable and a decrease in accounts payable and accrued expenses.

Depreciation and amortization increased $1.3 million in the first quarter of 2005 as compared with the first quarter of 2004, principally as a result of our continued investment in programs to upgrade and expand manufacturing facilities.

Inventory decreased $0.1 million at April 2, 2005 as compared with December 31, 2004. Inventory days of supply for the first quarter of 2005 was 141, a decrease of 11 days from December 31, 2004, as measured in constant currencies.

Accounts receivable increased $23.1 million at April 2, 2005 as compared with December 31, 2004. The increase in accounts receivable was a result of a $25.0 million increase in sales volumes, predominantly in the Americas, in the first quarter of 2005 as compared to the fourth quarter of 2004. Days sales outstanding for the first quarter of 2005 was 71 days or an increase of one day as compared to December 31, 2004, as measured in constant currency.

Accounts payable and accrued expenses decreased $9.7 million in the first quarter of 2005 as compared to December 31, 2004 as we paid our 2004 incentive compensation plan and other benefits in the first quarter of 2005.

During the first quarter of 2005, we invested $10.9 million for the purchase of property, plant and equipment and we expect to spend an additional $75 million during the remainder of 2005. Our largest projects for 2005 include the construction of our new research and development center in Bedford, Massachusetts and a new membrane production line in Cork, Ireland.

Cash flows used in financing activities during the first quarter of 2005 were principally a result of reducing our net borrowings made under our revolving credit agreement by $14.0 million. Additionally we received $3.0 million from employees exercising stock options and the final purchases of shares of our common stock in accordance with our Employees’ Stock Purchase Plan which we discontinued as of the end of February 2005.

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

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight and handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. Therefore, SFAS No. 151 will be effective for us for the first quarter of 2006. We are in the process of evaluating the impact of SFAS No. 151 on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The pro forma footnote disclosure alternative is no longer allowable under SFAS No. 123R. On March 29, 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 to express the SEC staff’s views regarding the interaction between FAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements. In April 2005, the SEC amended relevant sections of Regulation S-X to defer the compliance date for SFAS No. 123R for public companies to the first interim period of the first fiscal year beginning after December 15, 2005. Therefore, SFAS No. 123R will be effective for us for the first quarter of 2006. We are in the process of assessing the impact of expensing stock options on our consolidated financial statements.

The American Jobs Creation Act of 2004 (the “AJCA”) contains a number of provisions which will affect us in the future. One provision of the AJCA establishes a special deduction for “Qualified Domestic Production Activities” for U.S. manufacturers. The special deduction starts at 3% of “Qualified Production Income (“QPI”)” as defined in the AJCA in 2005 and will be 9% of QPI when fully phased in after 2009. In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. FSP No. 109-1 requires that qualified domestic production activities deductions should be accounted for as a special deduction in accordance with SFAS No. 109 and that the related impact of this deduction should be reported in the period in which the deduction is claimed on tax returns. As a result of prior tax planning actions, we are currently projecting a tax loss on our 2005 U.S. tax return. Therefore, we do not currently believe there is a benefit to us from the qualified domestic production activities deduction.

A second provision of the AJCA provides a temporary incentive for a U.S. company to repatriate funds deemed to be permanently reinvested outside the U.S., at a reduced effective tax rate of approximately 5.25%. In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” to address the appropriate point at which a company should reflect in its financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. The FASB provided companies with additional time beyond the financial reporting period to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. While we have not made a decision to repatriate earnings under the AJCA, we are studying the AJCA and recent IRS guidance to determine whether it would be beneficial for us to make use of the temporary incentive in 2005. If we decide to repatriate under the provisions of the AJCA, a tax provision for the related taxes will be recorded in the fiscal quarter in which the repatriation plan is approved. We will make a final determination by the end of 2005. The amount of income tax we would incur, should we repatriate some level of earnings, cannot be reasonably estimated at this time.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN 47 clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity in which the timing and/(or) method of settlement are conditional on a future event that may or may not be within the control of an entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/(or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement should be recognized when incurred – generally upon acquisition, construction, or development and/(or) through the normal operation of the asset. FIN 47 will be effective for us as of the end of 2005. Retrospective application of this standard to interim financial statements is not required. We are in the process of assessing the impact of FIN 47 on our consolidated financial statements.

Forward-Looking Statements

The matters discussed in this Form 10-Q, as well as in future oral and written statements by our management, that are forward-looking statements are based on our current management expectations. These expectations involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include without limitation the risk factors and uncertainties described in our Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is set forth under the heading “Market Risk” in Management’s Discussion and Analysis contained in this Form 10-Q which information is hereby incorporated by reference.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting during the quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 6. Exhibits

Exhibits Filed Herewith

10.1	Approval of Payments for 2004 under Millipore Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits Furnished Herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLIPORE CORPORATION

Signature		Title	Date
By:	/s/ KATHLEEN B. ALLEN	Vice President and Chief Financial Officer	May 10, 2005
Kathleen B. Allen

By:	/s/ DONALD B. MELSON	Corporate Controller (Chief Accounting Officer)	May 10, 2005
Donald B. Melson

Exhibit Index

Exhibit Number	Exhibit Title
10.1	Approval of Payments for 2004 under Millipore Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002