Form 10-Q
period 2005-07-02
MILLIPORE CORP /MA
filed 2005-08-10
CIK 66479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2005 or

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

As of July 22, 2005, there were 51,560,123 shares of the registrant’s Common Stock outstanding.

MILLIPORE CORPORATION

In this Form 10-Q, unless the context otherwise requires, the terms “Millipore”, the “Company”, “we” or “us” shall mean Millipore Corporation and its subsidiaries.

PART I

Item 1. Financial Statements

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 2, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$167,080	$152,144
Accounts receivable, net	188,140	181,911
Inventories	135,174	143,714
Deferred income taxes	45,520	54,247
Other current assets	10,511	8,840

Total current assets	546,425	540,856
Property, plant and equipment, net	342,417	351,004
Deferred income taxes	96,521	85,197
Intangible assets, net	18,218	19,584
Goodwill	9,433	9,433
Other assets	6,661	7,745

Total assets	$1,019,675	$1,013,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,443	$66,970
Accrued expenses	94,030	88,407
Accrued income taxes payable	9,038	7,633

Total current liabilities	165,511	163,010
Deferred income taxes	1,774	7,495
Long-term debt	105,000	147,000
Other liabilities	58,090	57,464

Total liabilities	330,375	374,969

Commitments and contingencies (Note 9)	—	—
Shareholders’ equity:
Common stock, par value $1.00 per share, 120,000 shares authorized; 50,641 shares issued and outstanding as of July 2, 2005; 49,816 shares issued and outstanding as of December 31, 2004	50,641	49,816
Additional paid-in capital	50,258	10,654
Retained earnings	585,811	529,534
Unearned compensation	(338)	(4)
Accumulated other comprehensive income	2,928	48,850

Total shareholders’ equity	689,300	638,850

Total liabilities and shareholders’ equity	$1,019,675	$1,013,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	$244,964	$224,668	$495,142	$447,137
Cost of sales	116,125	103,241	230,228	204,151

Gross profit	128,839	121,427	264,914	242,986

Selling, general and administrative expenses	80,550	66,976	157,983	134,758
Research and development expenses	17,341	16,037	33,414	32,034

Operating income	30,948	38,414	73,517	76,194

Interest income	633	225	1,308	641
Interest expense	(1,755)	(2,101)	(3,589)	(4,979)

Income before income taxes	29,826	36,538	71,236	71,856
Provision for income taxes	5,849	8,044	14,959	16,167

Net income	$23,977	$28,494	$56,277	$55,689

Basic income per share	$0.48	$0.58	$1.13	$1.13

Diluted income per share	$0.47	$0.57	$1.11	$1.11

Weighted average shares outstanding:
Basic	50,143	49,424	50,000	49,251
Diluted	50,707	50,305	50,525	50,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	July 2, 2005	July 3, 2004
Cash flows from operating activities:
Net income	$56,277	$55,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,020	21,114
Tax benefit from stock plan activities	2,329	4,886
Non-cash stock based compensation	5,509	909
Change in operating assets and liabilities:
Increase in accounts receivable	(20,946)	(14,890)
Increase in inventories	(2,258)	(2,177)
Increase in other current assets	(2,185)	(3,794)
Decrease in other assets	535	300
Increase (decrease) in accounts payable	746	(3,941)
Increase (decrease) in accrued expenses	4,682	(3,357)
Increase (decrease) in accrued income taxes payable	6,456	(2,098)
Increase in other liabilities	2,374	951

Net cash provided by operating activities	77,539	53,592

Cash flows from investing activities:
Additions to property, plant and equipment	(32,952)	(25,549)

Net cash used in investing activities	(32,952)	(25,549)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	32,257	22,404
Repayment of debt	—	(75,000)
Net repayments of revolver borrowings	(42,000)	(26,000)

Net cash used in financing activities	(9,743)	(78,596)

Effect of foreign exchange rates on cash and cash equivalents	(19,908)	(2,357)

Net increase (decrease) in cash and cash equivalents	14,936	(52,910)
Cash and cash equivalents at beginning of period	152,144	147,027

Cash and cash equivalents at end of period	$167,080	$94,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. General

Millipore Corporation is a multinational life science company that provides innovative tools, technologies, and services to optimize the development and manufacturing of biopharmaceuticals and to improve laboratory productivity. We offer a broad range of high-performance products and services based on membrane, chromatographic and other enabling technologies.

Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The second fiscal quarter of 2005 and 2004 ended on July 2, 2005 and July 3, 2004, respectively.

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

2. Stock-Based Compensation

We grant stock options and award restricted stock as part of our stock-based employee compensation plans. We also grant stock options from our non-employee director stock option plan. As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” we apply the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for these plans. No stock-based employee compensation expense has been recorded in connection with the issuance of employee and director stock options as all options granted under these plans were fixed awards and had an exercise price equal to the market value of our common stock at the date of grant. Stock-based employee compensation expense in relation to the separation agreements for the former Chief Executive Officer and several executive officers and the vesting of restricted stock, granted at no cost to certain employees, is reflected in net income.

SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123”, requires the presentation of certain pro forma information as if we had accounted for our stock-based employee compensation under the fair value method. For purpose of this disclosure, the fair value of the fixed option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for option grants:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Risk-free interest rate	3.9%	3.0%	3.7%	3.0%
Volatility factor	35.0%	40.0%	35.0%	40.0%
Weighted average expected life (in years)	5	5	5	5
Dividend rate	0.0%	0.0%	0.0%	0.0%

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

2. Stock-Based Compensation (continued)

The table below illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Six months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income, as reported	$23,977	$28,494	$56,277	$55,689
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,818	622	3,581	782
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects, pro forma	(3,190)	(5,471)	(7,096)	(10,143)

Pro forma net income	$22,605	$23,645	$52,762	$46,328

Net income per share:
Basic, as reported	$0.48	$0.58	$1.13	$1.13

Basic, pro forma	$0.45	$0.48	$1.06	$0.94

Diluted, as reported	$0.47	$0.57	$1.11	$1.11

Diluted, pro forma	$0.44	$0.47	$1.04	$0.92

3. Inventories

Inventories at July 2, 2005 and December 31, 2004, stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	July 2, 2005	December 31, 2004
Raw materials	$24,860	$29,880
Work in process	48,011	46,351
Finished goods	62,303	67,483

	$135,174	$143,714

4. Property, Plant and Equipment

Accumulated depreciation on property, plant and equipment was $241,063 at July 2, 2005 and $257,249 at December 31, 2004.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

5. Intangible Assets

Net intangible assets consisted of the following at July 2, 2005 and December 31, 2004:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
July 2, 2005
Patented and unpatented technology	$19,329	$(13,749)	$5,580	5 – 20 years
Trade names	19,206	(8,138)	11,068	10 –20 years
Licenses and other	5,137	(3,567)	1,570	5 – 10 years

Total	$43,672	$(25,454)	$18,218

December 31, 2004
Patented and unpatented technology	$19,329	$(13,118)	$6,211	5 – 20 years
Trade names	19,206	(7,568)	11,638	10 – 20 years
Licenses and other	4,995	(3,260)	1,735	5 – 10 years

Total	$43,530	$(23,946)	$19,584

Amortization expense for the six months ended July 2, 2005 and July 3, 2004 was $1,506 and $1,647, respectively.

The estimated aggregate amortization expense for intangible assets owned as of July 2, 2005 for each of the five succeeding years is as follows:

Remainder of 2005	$1,502
2006	2,730
2007	1,829
2008	1,604
2009	1,467
Thereafter	9,086

$18,218

6. Employee Retirement Plans

The following tables summarize the components of net periodic benefit cost for our various defined benefit employee pension and postretirement benefit plans in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”

	U.S. Pension Benefits
	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Components of net periodic benefit cost:
Service benefit	$(75)	$(106)	$(150)	$(212)
Interest cost	285	320	570	640
Expected return on plan assets	(271)	(283)	(542)	(566)
Amortization of prior service cost	2	2	4	4
Amortization of net loss	184	192	368	384

Net periodic benefit cost	$125	$125	$250	$250

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

6. Employee Retirement Plans (continued)

	Foreign Pension Benefits
	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Components of net periodic benefit cost:
Service cost	$607	$476	$1,220	$952
Interest cost	307	284	627	568
Expected return on plan assets	(226)	(192)	(463)	(384)
Amortization of net transition obligation	—	18	—	36
Amortization of net loss	32	38	66	76

Net periodic benefit cost	$720	$624	$1,450	$1,248

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Components of net periodic benefit cost:
Service cost	$103	$138	$206	$276
Interest cost	134	187	268	374
Amortization of net gain	(28)	—	(56)	—

Net periodic benefit cost	$209	$325	$418	$650

We expect to contribute $1,513 to our U.S. pension plan, $901 to our foreign pension plans, and $582 to our other postretirement benefit plans for 2005. As of July 2, 2005, we have made $506, $592, and $421 of contributions to the U.S. pension plan, the foreign pension plans and the other postretirement benefit plans, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. As permitted under FSP No. 106-2, we elected to defer the accounting for the Act until the issuance of authoritative guidance on the determination of actuarial equivalence for purposes of receiving the federal subsidy. On January 21, 2005, the Center for Medicare and Medicaid Services released the final regulations implementing the Act. Based on these final regulations, we determined that most benefits provided by the plan are at least actuarially equivalent to Medicare Part D. The effect of the federal subsidy to which we are entitled has been accounted for as an actuarial gain of $1,308. The subsidy will reduce postretirement benefit expense for 2005 by $203. In addition to accounting for the federal subsidy as a result of Medicare Part D, the plan’s actuarial assumptions were changed to reflect an expected future reduction in our HMO plan cost as a result of the Act. This change in assumptions resulted in an actuarial gain of $872 and a reduction in benefit expense for 2005 of $100.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

7. Basic and Diluted Net Income per Share

The following table presents share information used to calculate net income per share (“EPS”):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Weighted average common shares outstanding for basic EPS	50,143	49,424	50,000	49,251
Dilutive effect of stock options and restricted stock	564	881	525	841

Weighted average common shares outstanding for diluted EPS	50,707	50,305	50,525	50,092

For the three months ended July 2, 2005 and July 3, 2004, outstanding stock options of 2,932 and 1,751, respectively, with exercise prices in excess of the average fair market value of our common stock for the related period, were excluded from the calculation of diluted net income per share because their inclusion would have been antidilutive. For the six months ended July 2, 2005 and July 3, 2004, outstanding stock options of 4,008 and 2,690, respectively, with exercise prices in excess of the average fair value of our common stock for the related period, were excluded from the calculation of diluted net income per share because their inclusion would have been antidilutive. Antidilutive options could become dilutive in the future.

8. Comprehensive Income

The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net unrealized (loss) gain on securities available for sale	$—	$(10)	$(203)	$11
Change in additional minimum pension liability adjustments	56	—	79	—
Foreign currency translation adjustments	(27,483)	4,065	(45,798)	(5,662)

Other comprehensive (loss) income	(27,427)	4,055	(45,922)	(5,651)
Net income	23,977	28,494	56,277	55,689

Total comprehensive (loss) income	$(3,450)	$32,549	$10,355	$50,038

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

10. Investments in Unconsolidated Companies

We have equity investments in two companies which are accounted for using the equity method. During the three and six months ended July 2, 2005, we recorded $243 and $716 of income and received $274 and $411 of dividends from these unconsolidated companies. During the three and six months ended July 3, 2004, we recorded $23 and $3 of loss and received $132 and $385 of dividends from these unconsolidated companies.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

11. Officer Compensation Agreements

During the three and six months ended July 2, 2005, we recorded charges related to separation agreements with certain of our executive officers in the amounts of $2,960 and $6,219, respectively. In the three months ended July 2, 2005, we recorded $1,278 for severance, bonus and other related benefits and $1,682 related to stock options as a result of modification of certain options pursuant to these agreements. In the six months ended July 2, 2005, we recorded $4,004 for severance, bonus and other related benefits and $2,215 related to stock options.

On April 28, 2004, Francis J. Lunger announced that he would step down as CEO and President of Millipore. Mr. Lunger stepped down as CEO and President as of December 31, 2004, and as Director and Chairman of Millipore’s Board of Directors as of March 1, 2005. In connection with Mr. Lunger’s separation agreement, we recorded an aggregate of $7,520 in compensation expense, including $2,501 for severance, bonus and related benefits and $5,019 related to stock options. In the six months ended July 2, 2005, we recorded $519 for severance, bonus and related benefits, and $3,242 for stock options.

On January 1, 2005, Dr. Martin D. Madaus joined Millipore as CEO and President, and as a director. Dr. Madaus became Chairman of Millipore’s Board of Directors on March 1, 2005. In 2005, we reimbursed Dr. Madaus $1,819 for certain compensation from his former employer forfeited by his acceptance of Millipore’s employment offer. The compensation is a combination of $1,433 cash and 8 shares of restricted stock with a fair market value of $386. The fair value of the restricted stock was recorded as unearned compensation and will be amortized over the four year restriction period. We also paid $94 for his relocation costs.

12. New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight and handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the conversion costs be based on the normal capacity of production facilities. SFAS No. 151 will be effective for us for the first quarter of 2006. We are in the process of evaluating the impact of SFAS No. 151 on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The pro forma footnote disclosure alternative is no longer allowable under SFAS No. 123R. On March 29, 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 to express the SEC staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements. SFAS No. 123R will be effective for us for the first quarter of 2006. We are in the process of assessing the impact of expensing stock options on our consolidated financial statements.

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

(In thousands, except per share data)

12. New Accounting Pronouncements (continued)

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

13. Subsequent Events

On July 4, 2005, we completed the acquisition of MicroSafe, B.V., a European contract laboratory that develops assays and provides testing services to help biotechnology and pharmaceutical customers monitor quality and compliance in the drug manufacturing process. The total purchase price was approximately $9 million. The acquisition was funded with our available cash.

On August 9, 2005, we completed the acquisition of approximately 90% of the outstanding shares of NovAseptic A.B. stock from its majority shareholders for $86 million in cash, subject to certain post-closing adjustments. We are in the process of acquiring the remaining shares from the minority shareholders. NovAseptic A.B. is a company that provides innovative solutions for aseptic processing applications in biotechnology and pharmaceutical manufacturing operations. The total purchase price will be approximately $95 million, subject to certain post-closing adjustments.

On July 21, 2005, we announced that our worldwide bioprocess systems hardware manufacturing operations will be consolidated in order to improve our competitive position by helping us streamline production and manage costs more effectively. As a result of this decision, we will cease systems production in our Billerica, Massachusetts facility and close our Stonehouse, England manufacturing plant in 2006. All custom systems manufacturing will be transferred to Molsheim, France and the manufacturing of standard systems products will be outsourced.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004. Throughout this discussion, references will be made to “constant currencies”. Constant currency is a non-GAAP measure whereby foreign currency balances are translated, for all periods presented, at Millipore’s predetermined budgeted exchange rates for 2005, thus excluding the impact of fluctuations in the actual foreign currency exchange rates. In addition to analyzing U.S. GAAP financial results, we also analyze our results in constant currencies as we believe these measures may allow for a better understanding of the underlying business trends. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates. Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The second fiscal quarter for 2005 and 2004 ended on July 2, 2005 and July 3, 2004, respectively.

During the second quarter of 2005, as part of our strategic reorganization, we announced the formation of two divisions, Bioprocess and Bioscience. The Bioprocess division offers our customers solutions to optimize development and manufacturing of biopharmaceuticals. The Bioscience division, which consisted of our former Laboratory Water and Life Science operating segments, provides products and application insights that improve laboratory productivity.

Executive Summary

During the three months ended July 2, 2005 (the “second quarter of 2005”) as compared with the three months ended July 3, 2004 (the “second quarter of 2004”), our sales growth was 9%, comprised of a 6% growth in constant currencies and a 3% foreign currency impact. Sales of the Bioprocess division increased 11%, comprised of an 8% growth in constant currencies and a 3% foreign currency impact. Sales of the Bioscience division increased 6%, comprising of a 3% growth in constant currencies and a 3% foreign currency impact. Both divisions experienced strong growth in sales of consumables and services while the Bioprocess division experienced a decline in sales of systems hardware primarily due to our customers’ timing for capacity expansion.

During the six months ended July 2, 2005 as compared with the six months ended July 3, 2004, our sales growth was 11%, comprised of an 8% growth in constant currencies and a 3% foreign currency impact. Sales of the Bioprocess division increased 14%, comprised of an 11% growth in constant currencies and a 3% foreign currency impact. Sales of the Bioscience division increased 7%, comprised of a 4% growth in constant currencies primarily due to our biotechnology customers and a 3% foreign currency impact. Geographically, the Americas have experienced the strongest constant currency growth at 10% in the first six months of 2005 as compared to the first six months of 2004, primarily due to strong sales to pharmaceutical customers. Both divisions experienced strong growth in sales of consumables and services while systems hardware sales growth was flat.

Operating income as a percent of sales for the three and six months ended July 2, 2005 declined as compared to the same periods in 2004. The decrease was due to expenses related to three discrete items: our manufacturing consolidation strategy, expenses in connection with executive compensation agreements and costs associated with the reorganization of our divisions.

Our strategic manufacturing plan, which began in the fourth quarter of 2004 with the closing of our Japan manufacturing plant, will result over five years in the consolidation of the majority of our manufacturing activities into three major plants in New Hampshire, Ireland and France and, to a lesser extent, the outsourcing of some of our manufacturing processes. As part of this five-year plan, we will cease bioprocess systems hardware production in our Billerica, Massachusetts facility in 2006, close our Bedford, Massachusetts device plant and our Stonehouse, England plant in 2006, and close our Puerto Rico plant in 2008. Approximately 350 employees will be affected. The total cost of this program over the five-year period is expected to be approximately $55 million, of which approximately $9 to $11 million is expected in 2005 with the remainder to be incurred in 2006 through 2008. We project that annual savings from this program will be approximately $40 million by 2009.

On July 4, 2005, we completed the acquisition of Microsafe, B.V. (“Microsafe”). MicroSafe develops assays and provides testing services to help biotechnology and pharmaceutical customers monitor quality and compliance in the drug manufacturing process. The acquisition of MicroSafe enhances growth in our process monitoring tools business and enables us to participate in the outsourcing trend in the biotechnology industry.

On August 9, 2005, we completed the acquisition of approximately 90% of the outstanding shares of NovAseptic A.B. (“NovAseptic”) stock from its majority shareholders. We are in the process of acquiring the remaining shares from the minority shareholders. NovAseptic provides innovative solutions for aseptic processing applications in biotechnology and pharmaceutical manufacturing operations and is an excellent strategic fit for our Bioprocess division’s process monitoring tools business as well as the systems and components businesses.

For the second half of 2005, we are expecting strong sales growth in the biotechnology market. In the second quarter of 2005, we received a large, one-time stocking order from one of our major biotechnology customers that we believe will add approximately $10 to $12 million revenue in the second half of 2005 and over $20 million revenue in 2006 over and above the previously forecasted sales to this customer. Notwithstanding this order, it is possible that, at some time in the future, this customer may choose to draw down this inventory, in which case the incremental revenue to our forecast will not be realized or will be less than what is currently anticipated. As a result of the increase in forecasted revenue, combined with the impact of the two acquisitions discussed above, we now expect a constant currency revenue growth of between 9% and 11% for 2005 with foreign currency resulting in an additional 1% in U.S. dollar growth rate (based on current rates of exchange).

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our most critical accounting policies had a significant impact on the preparation of these condensed consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continue to have the same critical accounting policies and estimates as we described under Item 7, on page 13, in our Annual Report on Form 10-K for the year ended December 31, 2004. Those policies and estimates were identified as those relating to revenue recognition, allowance for doubtful accounts, inventory valuation analysis, valuation of long-lived assets, income tax provision, employee pension and postretirement medical plans and our intention to refinance short-term debt on a long-term basis. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended July 2, 2005 Compared to Three Months Ended July 3, 2004

Net Sales

The following discussion of net sales summarizes sales growth by division and by the geographies in which our products were sold.

Net Sales by Division

Net sales growth by division, for the second quarter of 2005 as compared with the second quarter of 2004, is summarized in the table below.

	U.S. Dollars (in thousands)		U.S. Dollar Growth	Constant Currency Growth
	2005	2004
Bioprocess	$147,953	$133,387	11%	8%
Bioscience	97,011	91,281	6%	3%

Total net sales	$244,964	$224,668	9%	6%

In the Bioprocess division, constant currency sales increased 8% during the second quarter of 2005 as compared with the second quarter of 2004, consisting of a 10% growth in consumables sales, an 11% decline in hardware sales and a 53% increase in services. The increase in sales of consumables reflected strong increases in sales of process scale filtration devices and process monitoring tools, partially offset by a decline in sales of chromatography media. The strong sales growth in filtration consumables reflected the timing of our customers’ manufacturing cycles and activities related to their qualification and validation of new production facilities. The decline in chromatography media sales was principally due to the timing of large shipments to customers in the second quarter of 2004. The decrease in hardware sales was the result of several large system sales in the second quarter of 2004. Hardware sales can fluctuate significantly as they are driven by our customers’ timing for capacity expansion. Although services represent a small portion of Bioprocess division sales, our services revenue experienced strong growth as our installed base of hardware and validation support continued to grow and as a result of the strategic emphasis being placed on this segment of the business.

In the Bioscience division, constant currency sales grew 3% during the second quarter of 2005 as compared with the second quarter of 2004. Strong demand for consumable products used in laboratory water purification, drug discovery and other general filtration applications was partially offset by declining sales of products used in OEM devices and genomics applications by life science laboratories. In addition, services provided to customers for our water purification equipment grew 11% as the installed base of equipment continued to grow.

Net Sales by Geography

Net sales growth by geography, for the second quarter of 2005 as compared with the second quarter of 2004, is summarized in the table below.

	U.S. Dollars (in thousands)		U.S. Dollar Growth	Constant Currency Growth
	2005	2004
Americas	$103,452	$97,000	7%	5%
Europe	98,488	87,334	13%	8%
Asia/Pacific	43,024	40,334	7%	4%

Total net sales	$244,964	$224,668	9%	6%

The Americas achieved constant currency sales growth of 5%, primarily driven by the Bioprocess division which experienced strong sales of consumable process scale filtration devices. In addition, U.S. sales of laboratory water purification and life science research consumables benefited as favorable economic conditions continued to stimulate growth in both privately and publicly funded laboratories. Further, our customers increased spending for drug discovery projects, thereby supporting demand for our consumable offerings. In Europe, sales grew 8% in constant currencies due to strong sales of consumable process scale devices and process monitoring tools, partially offset by lower sales of chromatography media and systems hardware. Both the media and systems hardware businesses were impacted by the timing of large customer orders. In the Asia/Pacific region, constant currency sales growth of 4% reflected strong shipments of process scale filtration devices as well as strong growth in consumables used in water purification. This was offset by a significant decrease in systems hardware sales as a result of the timing of large system sales in the second quarter of 2004.

During the second quarter of 2005, the U.S. dollar remained weaker on average as compared to the second quarter of the prior year. A weaker U.S. dollar positively impacts U.S. dollar sales growth because approximately 60% of our sales are outside the U.S. Since we have a higher percentage of our sales in Europe than in Asia, the impact of translating sales denominated in European currencies will have a greater impact on our U.S. dollar sales than the impact of translating sales denominated in Asian currencies. On average, the U.S. dollar weakened against the Euro by approximately 4% and against the Japanese Yen by approximately 2% during the second quarter of 2005 as compared with the second quarter of 2004.

Gross Profit Margins

Gross profit margin percentage was 52.6% in the second quarter of 2005 as compared with 54.0% in the second quarter of 2004. The decrease in our gross profit margin percentage for the second quarter of 2005 as compared with the second quarter of 2004 was primarily due to costs associated with our strategic manufacturing plan and an unfavorable shift in our mix of product sales, offset by favorable foreign exchange. During the second quarter of 2005, we recorded $2.6 million of expenses related to our strategic manufacturing plan, including $1.3 million of inventory write-offs related to our decision to outsource certain manufacturing processes, $0.5 million for accelerated depreciation and $0.8 million for severance costs.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased $13.6 million, or 20%, in the second quarter of 2005 as compared with the second quarter of 2004. Our results for the second quarter of 2005 included $7.2 million of expenses related to officer and other employee terminations as compared to $1.7 million for CEO transition costs recorded in the second quarter of 2004. In addition, higher SG&A expenses for the second quarter of 2005 included a $4.3 million increase related to incentive compensation and salaries and a $3.8 million increase in other costs, primarily for outside services, sales training and demolition costs for our Bedford campus. The officer and other employee severance costs included $4.0 million costs associated with termination agreements for certain executive officers and $3.2 million severance for other employees in connection with our decision in the first quarter of 2005 to combine our Laboratory Water and Life Science operating segments into one division. The demolition costs for our Bedford campus are for site preparation costs for our new R&D facility which will be completed in 2006.

Research and development (“R&D”) expenses increased $1.3 million, or 8%, in the second quarter of 2005 as compared with the second quarter of 2004. The increase during the second quarter of 2005 was due to continued investment in the level of R&D programs aimed at introducing new products to our markets and $0.5 million for employee severance in connection with our decision in the first quarter of 2005 to combine Laboratory Water and Life Sciences divisions. R&D expenses were 7.1% of sales for the second quarter of both 2005 and 2004.

Net Interest Expense

Net interest expense decreased $0.8 million in the second quarter of 2005 as compared with the second quarter of 2004. The lower net interest expense was principally a result of lower average debt outstanding and higher average cash balance. During the second quarter of 2005, the weighted average interest rate on our revolving credit agreement was approximately 4.2%.

Provision for Income Taxes

Our effective tax rate for the second quarter of 2005 was 19.6% as compared with 22.0% during the second quarter of 2004. The effective annual tax rate for 2005 is now expected to be 21.0%, which is lower than the 22.0% effective annual tax rate projected in the first quarter of 2005. The decline in the estimated effective annual tax rate is due to a decrease in the expected profits from higher tax rate jurisdictions as a result of certain unusual charges as compared to the first quarter of 2005.

Six Months Ended July 2, 2005 Compared to Six Months Ended July 3, 2004

Net Sales

The following discussion of net sales summarizes sales growth by division and by the geographies in which our products were sold.

Net Sales by Division

Net sales growth by division, for the first six months of 2005 as compared with the first six months of 2004, is summarized in the table below.

	U.S. Dollars (in thousands)		U.S. Dollar Growth	Constant currency growth
	2005	2004
Bioprocess	$298,182	$262,226	14%	11%
Bioscience	196,960	184,911	7%	4%

Total net sales	$495,142	$447,137	11%	8%

In the Bioprocess division, constant currency sales increased 11% during the first six months of 2005 as compared with the first six months of 2004, consisting of a 12% growth in consumables sales, a 1% decline in hardware sales and a 49% increase in services. The increase in sales of consumables reflected strong increases in sales of process scale filtration devices. The decline in hardware sales was primarily due to the timing of large systems sold to customers in 2004. Hardware sales can fluctuate significantly as they are driven by our customers’ timing for capacity expansion. Although services represent a small portion of Bioprocess division sales, our services revenue experienced strong growth as our installed base of hardware and validation support continued to grow and as a result of the strategic emphasis being placed on this segment of the business.

In the Bioscience division, constant currency sales grew 4% during the first six months of 2005 as compared with the first six months of 2004. Strong demand for consumable products used in laboratory water purification, drug discovery and other general filtration applications was partially offset by declining sales of products used in OEM devices and genomics applications by life science laboratories. In addition, services provided to customers for water purification equipment grew 10% as the installed base of equipment continued to grow.

Net Sales by Geography

Net sales growth by geography, for the first six months of 2005 as compared with the first six months of 2004, is summarized in the table below.

	U.S. Dollars (in thousands)		U.S. Dollar Growth	Constant Currency Growth
	2005	2004
Americas	$206,824	$186,009	11%	10%
Europe	200,903	177,728	13%	7%
Asia/Pacific	87,415	83,400	5%	3%

Total net sales	$495,142	$447,137	11%	8%

The Americas achieved constant currency sales growth of 10%, primarily driven by the Bioprocess division which experienced strong sales of consumable process scale filtration devices. Further, customers increased spending for drug discovery projects, thereby supporting demand for our consumable offerings. In Europe, the 7% constant currency sales growth was primarily due to a 23% growth in sales of chromatography and filtration consumables. The growth in the Asia/Pacific region remained modest, despite shipment of a large filtration system.

During the first six months of 2005, the U.S. dollar remained weaker on average as compared to the first six months of the prior year. A weaker U.S. dollar positively impacts U.S. dollar sales growth because approximately 60% of our sales is outside the U.S. Since we have a higher percentage of our sales in Europe than in Asia, the impact of translating sales denominated in European currencies will have a greater impact on our U.S. dollar sales than the impact of translating sales denominated in Asian currencies. On average, the U.S. dollar weakened against the Euro by approximately 4% and against the Japanese Yen by approximately 1% during the first six months of 2005 as compared with the first six months of 2004.

Gross Profit Margins

Our gross profit margin percentage was 53.5% in the first six months of 2005 as compared with 54.3% in the first six months of 2004. The decrease in our gross profit margin percentage for the first six months of 2005 as compared with the first six months of 2004 was primarily due to costs associated with our strategic manufacturing plan and an unfavorable shift in our mix of product sales, offset by favorable foreign exchange. During the second quarter of 2005, we recorded $2.6 million expenses related to our strategic manufacturing plan, including $1.3 million of inventory write-offs related to our decision to outsource certain manufacturing processes, $0.5 million for accelerated depreciation and $0.8 million for severance costs.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased $23.2 million, or 17%, in the first six months of 2005 as compared with the first six months of 2004. Our results for the first six months of 2005 included $15.2 million expenses related to officer compensation and other employee terminations as compared with $1.7 million charge recorded for CEO transition costs in the first six months of 2004. In addition, higher SG&A expenses for the first six months of 2005 included a $7.3 million increase related to incentive compensation and salary and a $2.4 increase in other costs, primarily for outside services, sales training and demolition costs for our Bedford campus. The officer compensation and other employee severance costs included costs associated with CEO transition and termination agreements for certain executive officers and severance for other employees in connection with our decision in the first quarter of 2005 to combine our Laboratory Water and Life Science operating segments into one division. The demolition costs for our Bedford campus are for site preparation costs for our new R&D facility which will be completed in 2006.

Research and development (“R&D”) expenses increased $1.4 million, or 4%, in the first six months of 2005 as compared with the first six months of 2004. As a percentage of sales, R&D expenses decreased from 7.2% to 6.7%. The increased spending during the first six months of 2005 was due to $0.5 million employee severance in connection with our decision in the first quarter of 2005 to combine our Laboratory Water and Life Science divisions with the remainder due to our continued investment in the level of research and development programs aimed at introducing new products to our markets.

Net Interest Expense

Net interest expense decreased $2.1 million in the first six months of 2005 as compared with the first six months of 2004. The lower net interest expense was principally a result of lower average debt outstanding and higher average cash balance. During the first six months of 2005, the weighted average interest rate on the revolving credit agreement was approximately 3.8%.

Provision for Income Taxes

Our effective tax rate on net income for the first six months of 2005 was 21.0% as compared with 22.5% for the first six months of 2004. The decline in the effective tax rate is due to a decrease in the expected profits from higher tax rate jurisdictions primarily as a result of certain unusual charges in the first six months of 2005 as compared to the first six months of 2004.

Market Risk

We are exposed to market risks, which include changes in foreign currency exchange rates and credit risk. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in sales, net income and assets and liabilities denominated in currencies other than the U.S. dollar. The potential change in foreign currency exchange rates offers a substantial risk to us, as approximately 60% of our business is conducted outside of the United States, generally in foreign currencies. Our risk management strategy currently uses forward contracts to mitigate certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses resulting from the forward contracts that hedge these exposures. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically span less than three months. We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $90.2 million at July 2, 2005. The fair value of these contracts was a loss of $0.5 million at July 2, 2005. Additionally, we are able to partially mitigate the impact that fluctuations in currencies have on our net income as a result of our manufacturing facilities located in Europe, material sourcing and other spending which occur in countries outside the U.S. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

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

Capital Resources and Liquidity

Cash flow provided from operations was $77.5 million in the first six months of 2005 as compared with $53.6 million in the first six months of 2004. The increase in cash flow from operations in the first six months of 2005 compared with the first six months of 2004 was primarily the result of increased net income, higher non-cash stock based compensation expense included in net income, and increases in current and other liabilities partially offset by increases in accounts receivable.

During the first six months of 2005, we invested $33.0 million in property, plant and equipment and we expect to spend an additional $47.0 to $57.0 million during the remainder of 2005. Our largest projects for 2005 include the start of construction of our new research and development center in Bedford, Massachusetts and the buildout of a new membrane production line in Cork, Ireland. As a result of our decision to close our manufacturing plant in Cidra, Puerto Rico, we have also decided to accelerate the buildout of our existing building shell in our Ireland facility in 2006 which had previously been postponed.

Cash flows used in financing activities during the first six months of 2005 were principally the result of our repaying $42.0 million of our revolver borrowings offset by proceeds from exercises of employee stock options. We believe the increased cash from employees exercising stock options was largely related to the increase in our stock price. In general, as our stock price increases, we expect the volume of our employees’ exercise of their vested stock options to increase.

We expect to continue using cash flows from operations to invest in capital projects, fund acquisitions and/or to reduce debt. We believe that our existing cash and cash equivalents, cash flows expected to be generated from future operating activities, our ready access to capital markets for competitively priced instruments and funds available under our revolving credit agreement will be sufficient to meet our cash requirements over the next twelve to twenty-four months. We are in compliance with all of our debt covenants.

Legal Proceedings

We currently are not a party to any material legal proceeding.

New Accounting Pronouncement

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight and handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs be based on the normal capacity of production facilities. SFAS No. 151 will be effective for us for the first quarter of 2006. We are in the process of evaluating the impact of SFAS No. 151 on our consolidated financial statements.

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

Item 4. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting during the quarter ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Millipore Corporation was held on April 27, 2005. The following matters were voted on:

1.	The election of three Class III Directors for a three-year term (expiring in 2008). The following votes were tabulated with respect to the election:

	Votes “For”	“Withhold”
Melvin D. Booth	42,006,261	3,405,041
Maureen A. Hendricks	35,296,817	10,114,431
Martin D. Madaus	41,962,966	3,448,281

2.	A proposal to adopt amendments to the Millipore Corporation 1999 Stock Incentive Plan to increase the number of shares available for grant under such plan by 1,650,000 and to make certain other amendments thereto. The following votes were tabulated with respect to this proposal:

Votes “For”	Votes “Against”	“Abstain”
27,130,053	14,211,367	295,820

Item 6. Exhibits

a.	Exhibits Filed or Furnished Herewith.

Exhibits Filed Herewith

10.1	Amended and Restated 1999 Stock Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits Furnished Herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLIPORE CORPORATION

Signature		Title	Date
By:	/s/ KATHLEEN B. ALLEN Kathleen B. Allen	Vice President and Chief Financial Officer	August 9, 2005

By:	/s/ DONALD B. MELSON Donald B. Melson	Corporate Controller (Chief Accounting Officer)	August 9, 2005

Exhibit Index

Exhibit Number	Exhibit Title
10.1	Amended and Restated 1999 Stock Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002