Form 10-Q
period 2005-10-01
MILLIPORE CORP /MA
filed 2005-11-09
CIK 66479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No   ☒

As of October 28, 2005, there were 52,071,982 shares of the registrant’s Common Stock outstanding.

MILLIPORE CORPORATION

In this Form 10-Q, unless the context otherwise requires, the terms “Millipore”, the “Company”, “we” or “us” shall mean Millipore Corporation and its subsidiaries.

PART I

Item 1.	Financial Statements

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 1, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$163,475	$152,144
Accounts receivable, net	186,369	181,911
Inventories	151,428	143,714
Deferred income taxes	40,829	54,247
Other current assets	12,882	8,840

Total current assets	554,983	540,856
Property, plant and equipment, net	354,909	351,004
Deferred income taxes	98,627	85,197
Intangible assets, net	45,706	19,584
Goodwill	78,651	9,433
Other assets	7,214	7,745

Total assets	$1,140,090	$1,013,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,507	$66,970
Accrued expenses and other current liabilities	107,457	96,040

Total current liabilities	178,964	163,010
Deferred income taxes	15,461	7,495
Long-term debt	100,000	147,000
Other liabilities	58,863	57,464

Total liabilities	353,288	374,969

Commitments and contingencies (Note 11)	—	—
Shareholders’ equity:
Common stock, par value $1.00 per share, 120,000 shares authorized; 52,051 shares issued and outstanding as of October 1, 2005; 49,816 shares issued and outstanding as of December 31, 2004	52,051	49,816
Additional paid-in capital	122,276	10,654
Retained earnings	608,685	529,534
Unearned compensation	(314)	(4)
Accumulated other comprehensive income	4,104	48,850

Total shareholders’ equity	786,802	638,850

Total liabilities and shareholders’ equity	$1,140,090	$1,013,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	$239,557	$210,724	$734,699	$657,861
Cost of sales	116,862	97,405	347,090	301,556

Gross profit	122,695	113,319	387,609	356,305

Selling, general and administrative expenses	72,601	64,021	230,584	198,779
Research and development expenses	18,858	15,149	52,272	47,183

Operating income	31,236	34,149	104,753	110,343

Interest income	894	584	2,202	1,225
Interest expense	(1,432)	(2,437)	(5,021)	(7,416)

Income before income taxes	30,698	32,296	101,934	104,152
Provision for income taxes	7,824	7,267	22,783	23,434

Net income	$22,874	$25,029	$79,151	$80,718

Basic income per share	$0.44	$0.50	$1.57	$1.63

Diluted income per share	$0.44	$0.50	$1.55	$1.61

Weighted average shares outstanding:
Basic	51,683	49,649	50,562	49,382
Diluted	52,579	50,392	51,185	50,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 1, 2005	October 2, 2004
Cash flows from operating activities:
Net income	$79,151	$80,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,083	32,405
Tax benefit from stock plan activities	8,856	5,923
Non-cash stock based compensation	5,533	1,658
Write-off of acquired in-process research and development costs	3,149	—
Change in operating assets and liabilities:
Increase in accounts receivable	(13,769)	(601)
Increase in inventories	(11,943)	(1,909)
Increase in other current assets	(4,381)	(4,695)
Decrease (increase) in other assets	383	(954)
Increase (decrease) in accounts payable	7,417	(7,817)
Increase in accrued expenses and other current liabilities	25,348	886
(Decrease) increase in other liabilities	(5,169)	2,255

Net cash provided by operating activities	131,658	107,869

Cash flows from investing activities:
Additions to property, plant and equipment	(55,545)	(40,669)
Acquisition of businesses, net of cash acquired	(101,298)	—

Net cash used in investing activities	(156,843)	(40,669)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	99,158	27,453
Repayment of debt	—	(75,000)
Net repayments of revolver borrowings	(47,000)	(16,242)

Net cash provided by (used in) financing activities	52,158	(63,789)

Effect of foreign exchange rate changes on cash and cash equivalents	(15,642)	(66)

Net increase in cash and cash equivalents	11,331	3,345
Cash and cash equivalents at beginning of period	152,144	147,027

Cash and cash equivalents at end of period	$163,475	$150,372

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

Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The third fiscal quarter of 2005 and 2004 ended on October 1, 2005 and October 2, 2004, respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States and instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

2. Stock-Based Compensation

We grant stock options and award restricted stock as part of our stock-based employee compensation plan. We also grant stock options from our non-employee director stock option plan. As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” we apply the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for these plans. No stock-based employee compensation expense has been recorded in connection with the issuance of employee and director stock options as all options granted under these plans were fixed awards and had an exercise price equal to the market value of our common stock at the date of grant. Stock-based employee compensation expense in relation to the separation agreements for the former Chief Executive Officer and certain other executive officers and the vesting of restricted stock granted to employees is reflected in net income.

SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123”, requires the presentation of certain pro forma information as if we had accounted for our stock-based employee compensation under the fair value method. For purpose of this disclosure, the fair value of the fixed option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Risk-free interest rate	4.0%	3.5%	3.8%	3.1%
Volatility factor	35.0%	40.0%	35.0%	40.0%
Weighted average expected life (in years)	5	5	5	5
Dividend rate	0.0%	0.0%	0.0%	0.0%

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

2. Stock-Based Compensation (continued)

The table below illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net income, as reported	$22,874	$25,029	$79,151	$80,718
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	16	580	3,597	1,362
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects, pro forma	(1,214)	(6,892)	(8,310)	(17,035)

Pro forma net income	$21,676	$18,717	$74,438	$65,045

Net income per share:
Basic, as reported	$0.44	$0.50	$1.57	$1.63

Basic, pro forma	$0.42	$0.38	$1.47	$1.31

Diluted, as reported	$0.44	$0.50	$1.55	$1.61

Diluted, pro forma	$0.41	$0.37	$1.44	$1.29

3. Business Acquisitions

On August 9, 2005, we acquired approximately 90% of the outstanding shares of NovAseptic A.B. (“NovAseptic”) stock from its majority shareholders for $85,812 in cash, subject to certain post-closing adjustments. On September 14, 2005, we completed the acquisition of the remaining shares from the minority shareholders for $9,369 in cash. Total purchase price was $96,296, including acquisition costs and post-closing adjustments. NovAseptic provides innovative solutions for aseptic processing applications in biotechnology and pharmaceutical manufacturing operations. The acquisition was recorded as a purchase business combination.

On July 4, 2005, we acquired 100% of the outstanding common stock of MicroSafe B.V. (“MicroSafe”), a European contract laboratory that develops assays and provides testing services to help biotechnology and pharmaceutical customers monitor quality and compliance in the drug manufacturing process. The total purchase price was $9,088 in cash, including acquisition costs. The acquisition of MicroSafe enables us to participate in the outsourcing trend in the biotechnology industry. The acquisition was recorded as a purchase business combination.

The purchase prices for the NovAseptic and MicroSafe acquisitions have been allocated, on a preliminary basis, to the acquired tangible assets and liabilities, identifiable intangible assets and goodwill based on their estimated fair value at the time of acquisition. The aggregate excess purchase price over the fair value of net tangible assets and liabilities acquired was allocated, on preliminary basis, to identifiable intangible assets and goodwill as follows:

	Amount	Weighted Average Amortization Period
Customer related intangibles	$14,925	16 years
Patented and unpatented technology	10,417	10 years
Trademarks and trade names	4,072	13 years
In-process research and development costs	3,149	—
Goodwill	70,653	—

	$103,216	13 years

The excess purchase price allocated to intangible assets and goodwill is not deductible for income tax purposes. The amount allocated to the in-process research and development costs was written off at the date of acquisition because these costs had no alternative future uses and had not reached technological feasibility. The write-off is included in the research and development expenses in the condensed consolidated statement of income for the three months ended October 1, 2005.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

3. Business Acquisitions (continued)

The results of operations from the NovAseptic and MicroSafe acquisitions have been included in the condensed consolidated statements of income since the acquisition dates. Pro forma results of operations have not been presented because such information is not material to our condensed consolidated financial statements taken as a whole.

4. Inventories

Inventories at October 1, 2005 and December 31, 2004, stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	October 1, 2005	December 31, 2004
Raw materials	$25,747	$29,880
Work in process	39,053	46,351
Finished goods	86,628	67,483

	$151,428	$143,714

5. Property, Plant and Equipment

Accumulated depreciation on property, plant and equipment was $251,408 at October 1, 2005 and $257,249 at December 31, 2004.

6. Intangible Assets

Net intangible assets consisted of the following at October 1, 2005 and December 31, 2004:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
October 1, 2005
Patented and unpatented technology	$29,502	$(14,250)	$15,252	5 – 20 years
Trademarks and trade names	23,190	(8,469)	14,721	5 – 20 years
Customer related intangibles	14,660	(251)	14,409	15 – 16 years
Licenses and other	4,919	(3,595)	1,324	5 – 10 years

Total	$72,271	(26,565)	$45,706

December 31, 2004
Patented and unpatented technology	$19,329	$(13,118)	$6,211	5 – 20 years
Trademarks and trade names	19,206	(7,568)	11,638	10 – 20 years
Licenses and other	4,995	(3,260)	1,735	5 – 10 years

Total	$43,530	$(23,946)	$19,584

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

6. Intangible Assets (continued)

Amortization expense for the nine months ended October 1, 2005 and October 2, 2004 was $ 2,767 and $2,507, respectively.

The estimated aggregate amortization expense for intangible assets owned as of October 1, 2005 for each of the five succeeding years is as follows:

Remainder of 2005	$1,032
2006	5,365
2007	5,197
2008	4,952
2009	4,289
2010	3,879
Thereafter	20,992

Total	$45,706

7. Goodwill

The following table presents changes in our goodwill balances:

	Nine Months Ended
	October 1, 2005	October 2, 2004
Balance at beginning of period	$9,433	$9,433
Acquisitions	70,653	—
Effect of foreign exchange rate changes	(1,435)	—

Balance at end of period	$78,651	$9,433

8. Employee Retirement Plans

The following tables summarize the components of net periodic benefit cost for our various defined benefit employee pension and postretirement benefit plans in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”

	U.S. Pension Benefits
	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Components of net periodic benefit cost:
Service benefit	$(53)	$(106)	$(203)	$(318)
Interest cost	271	320	841	960
Expected return on plan assets	(268)	(283)	(810)	(849)
Amortization of prior service cost	2	2	6	6
Amortization of net loss	140	192	508	576

Net periodic benefit cost	$92	$125	$342	$375

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

8. Employee Retirement Plans (continued)

	Foreign Pension Benefits
	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Components of net periodic benefit cost:
Service cost	$580	$476	$1,800	$1,428
Interest cost	298	284	925	852
Expected return on plan assets	(221)	(192)	(684)	(576)
Amortization of net transition obligation	—	18	—	54
Amortization of net loss	32	38	98	114

Net periodic benefit cost	$689	$624	$2,139	$1,872

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Components of net periodic benefit cost:
Service cost	$103	$138	$309	$414
Interest cost	134	187	402	561
Amortization of net gain	(28)	—	(84)	—

Net periodic benefit cost	$209	$325	$627	$975

We expect to contribute $1,513 to our U.S. pension plan, $901 to our foreign pension plans, and $582 to our other postretirement benefit plans for 2005. As of October 1, 2005, we have made $1,197, $843, and $484 of contributions to the U.S. pension plan, the foreign pension plans and the other postretirement benefit plans, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” As permitted under FSP No. 106-2, we elected to defer the accounting for the Act until the issuance of authoritative guidance on the determination of actuarial equivalence for purposes of receiving the federal subsidy. On January 21, 2005, the Center for Medicare and Medicaid Services released the final regulations implementing the Act. Based on these final regulations, we determined that most benefits provided by the plan are at least actuarially equivalent to Medicare Part D. The effect of the federal subsidy to which we are entitled has been accounted for as an actuarial gain of $1,308. The subsidy will reduce postretirement benefit expense for 2005 by $203. In addition to accounting for the federal subsidy as a result of Medicare Part D, the plan’s actuarial assumptions were changed to reflect an expected future reduction in our HMO plan cost as a result of the Act. This change in assumptions resulted in an actuarial gain of $872 and a reduction in benefit expense for 2005 of $100.

9. Basic and Diluted Net Income per Share

The following table presents weighted average share information used to calculate net income per share (“EPS”):

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Weighted average common shares outstanding for basic EPS	51,683	49,649	50,562	49,382
Dilutive effect of stock options and restricted stock	896	743	623	810

Weighted average common shares outstanding for diluted EPS	52,579	50,392	51,185	50,192

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

9. Basic and Diluted Net Income per Share (continued)

For the three months ended October 1, 2005 and October 2, 2004, outstanding stock options of 22 and 2,953, respectively, with exercise prices in excess of the average fair market value of our common stock for the related period, were excluded from the calculation of diluted net income per share because their inclusion would have been antidilutive. For the nine months ended October 1, 2005 and October 2, 2004, outstanding stock options of 1,531 and 2,777, respectively, with exercise prices in excess of the average fair value of our common stock for the related period, were excluded from the calculation of diluted net income per share because their inclusion would have been antidilutive. Antidilutive options could become dilutive in the future.

10. Comprehensive Income

The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net unrealized gain (loss) on securities available for sale	$—	$17	$(203)	$28
Change in additional minimum pension liability adjustments	1	(917)	80	(917)
Foreign currency translation adjustments	1,175	2,154	(44,623)	(3,508)

Other comprehensive income (loss)	1,176	1,254	(44,746)	(4,397)
Net income	22,874	25,029	79,151	80,718

Total comprehensive income	$24,050	$26,283	$34,405	$76,321

11. Commitments and Contingencies

During the first quarter of 2004, an issue arose under our tax sharing agreement with our former subsidiary, Mykrolis Corporation (“Mykrolis”), which subsequently merged with Entegris Inc., relating to the inclusion of Mykrolis in our consolidated tax return for portions of 2001 and 2002. The tax sharing agreement provides that if Millipore receives a tax benefit (as defined in the agreement) due to the inclusion of Mykrolis in our consolidated tax return, Millipore is required to pay Mykrolis the amount of that benefit. During the first quarter of 2004, we made a payment to Mykrolis in the amount of $1,255 pursuant to the tax sharing agreement. Mykrolis has questioned the methodologies underlying the calculation of the tax benefit. We believe that we have properly calculated and recorded amounts owed to Mykrolis.

12. Investments in Unconsolidated Companies

We have equity investments in two companies which are accounted for using the equity method. During the three and nine months ended October 1, 2005, we recorded $543 and $1,259 of income and received $0 and $411 of dividends from these unconsolidated companies. During the three and nine months ended October 2, 2004, we recorded $1,375 and $1,372 of income and received $129 and $514 of dividends from these unconsolidated companies.

13. Officer Compensation Agreements

On April 28, 2004, Francis J. Lunger announced that he would step down as CEO and President of Millipore. Mr. Lunger stepped down as CEO and President as of December 31, 2004, and as Director and Chairman of Millipore’s Board of Directors as of March 1, 2005. In connection with Mr. Lunger’s separation agreement, we recorded an aggregate of $7,520 in compensation expense, including $2,501 for severance, bonus and related benefits and $5,019 related to stock options. In 2005, we recorded $519 for severance, bonus and related benefits, and $3,242 for stock options.

On January 1, 2005, Dr. Martin D. Madaus joined Millipore as CEO and President, and as a director. Dr. Madaus became Chairman of Millipore’s Board of Directors on March 1, 2005. In 2005, we reimbursed Dr. Madaus $1,819 for certain compensation from his former employer forfeited by his acceptance of Millipore’s employment offer. The compensation is a combination of $1,433 of cash and 8 shares of restricted stock with a fair market value of $386. The fair value of the restricted stock was recorded as unearned

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

13. Officer Compensation Agreements (continued)

compensation and will be amortized over the four-year restriction period. We also paid $94 for his relocation costs.

During the six months ended July 2, 2005, we recorded $6,219 of charges related to separation agreements with certain other executive officers. These charges consisted of $4,004 related to severance, bonus and other related benefits, and $2,215 related to stock options as a result of modification of certain options pursuant to the separation agreements.

14. New Accounting Pronouncements

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

The American Jobs Creation Act of 2004 (the “AJCA”) contains a number of provisions which will affect us in the future. One provision of the AJCA establishes a special deduction for “Qualified Domestic Production Activities” for U.S. manufacturers. The special deduction starts at 3% of “Qualified Production Income (“QPI”)” as defined in the AJCA in 2005 and will be 9% of QPI when fully phased in after 2009. In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. FSP No. 109-1 requires that qualified domestic production activities deductions should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” and that the related impact of this deduction should be reported in the period in which the deduction is claimed on tax returns. We are currently projecting a tax loss on our 2005 U.S. tax return. Therefore, we do not currently believe there is a benefit to us from the qualified domestic production activities deduction.

A second provision of the AJCA provides a temporary incentive for a U.S. company to repatriate earnings deemed to be permanently reinvested outside the U.S., at a reduced effective tax rate of approximately 5.25%. In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” to address the appropriate point at which a company should reflect in its financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. The FASB provided companies with additional time beyond the financial reporting period to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. While we have not made a decision to repatriate earnings under the AJCA, we are studying the AJCA and recent IRS guidance to determine whether it would be beneficial for us to make use of the temporary incentive in 2005. If we decide to repatriate the maximum amount of $500 million allowed to us under the provisions of the AJCA, we will incur approximately $26 million of income taxes, which would be recorded in the fourth quarter of 2005.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

14. New Accounting Pronouncements (continued)

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN 47 clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of an entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement should be recognized when incurred – generally upon acquisition, construction, or development and/or through the normal operation of the asset. FIN 47 will be effective for us as of the end of 2005. Retrospective application of this standard to interim financial statements is not required. We are in the process of assessing the impact of FIN 47 on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004. Throughout this discussion, references will be made to “constant currencies”. Constant currency is a non-GAAP measure whereby foreign currency balances are translated, for all periods presented, at Millipore’s predetermined budgeted exchange rates for 2005, thus excluding the impact of fluctuations in the actual foreign currency exchange rates. In addition to analyzing U.S. GAAP financial results, we also analyze our results in constant currencies as we believe these measures may allow for a better understanding of the underlying business trends. The U.S. dollar results represent the foreign currency balances translated at actual exchange rates. Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The third fiscal quarter for 2005 and 2004 ended on October 1, 2005 and October 2, 2004, respectively.

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

Executive Summary

During the three months ended October 1, 2005 (the “third quarter of 2005”), we acquired MicroSafe, B.V. (“MicroSafe”) and NovAseptic A.B. (“NovAseptic”). MicroSafe develops assays and provides testing services to help biotechnology and pharmaceutical customers monitor quality and compliance in the drug manufacturing process. MicroSafe enhances growth in our Bioprocess division’s process monitoring tools business and enables us to participate in the outsourcing trend in the biotechnology industry. NovAseptic provides innovative solutions for aseptic processing applications in biotechnology and pharmaceutical manufacturing operations and is an excellent strategic fit for our process monitoring tools business as well as our systems and components businesses. Both acquisitions have been included in our Bioprocess division.

During the third quarter of 2005 as compared with the three months ended October 2, 2004 (the “third quarter of 2004”), our sales growth was 14%, comprised of a 13% growth in constant currencies and a 1% foreign currency impact. Our NovAseptic and MicroSafe acquisitions accounted for 2% of the constant currency sales growth. The strong growth was across both Bioprocess and Bioscience divisions. Sales of the Bioprocess division increased 16% at actual and constant currency rates of exchange. Sales of the Bioscience division increased 10% at actual exchange rates and 9% in constant currencies. Both divisions experienced strong growth in sales of consumables, hardware and services which, on a consolidated basis, were 19%, 11%, and 28% in constant currencies, respectively.

We received a large, one-time stocking order for consumables of approximately $38 million from one of our major biotechnology customers in the second quarter of 2005. We recorded $1 million of revenue from this order during the third quarter of 2005 and expect approximately $6 to $7 million of revenue from this order in the fourth quarter of 2005 with the remaining $30 million expected in 2006. However, if there are changes to the scheduled delivery dates in the future, some of this revenue may occur in 2007. Furthermore, it is possible that, at some time in the future, this customer may choose to draw down their inventory, in which case the incremental revenue to our forecast will not be realized or will be less than what is currently anticipated.

During the nine months ended October 1, 2005 as compared with the nine months ended October 2, 2004, our sales growth was 12%, comprised of a 10% growth in constant currencies and a 2% foreign currency impact. Sales of the Bioprocess division increased 14%, comprised of a 12% growth in constant currencies and a 2% foreign currency impact. Sales of the Bioscience division increased 8%, comprised of a 5% growth in constant currencies and a 3% foreign currency impact. Geographically, the Americas have experienced the strongest constant currency growth at 11% in the first nine months of 2005 as compared to the first nine months of 2004, primarily due to strong sales to pharmaceutical and biotechnology customers. Both divisions experienced strong growth in sales of consumables and services while sales of hardware have demonstrated moderate growth.

Operating income as a percentage of sales for the three and nine months ended October 1, 2005 declined as compared to the same periods in 2004. The year to date operating income was negatively impacted by purchase accounting charges related to our recent acquisitions and three other discrete items: costs incurred to implement our manufacturing consolidation strategy, expenses in connection with executive compensation agreements and costs associated with the reorganization of our divisions.

Our strategic manufacturing plan, which began in the fourth quarter of 2004 with the closing of our Japan manufacturing plant, will result, over five years, in the consolidation of the majority of our manufacturing activities into three major plants in New Hampshire, Ireland and France and, to a lesser extent, the outsourcing of some of our manufacturing processes. As part of this five-year plan, we will cease production in our Billerica, Massachusetts plant, our Bedford, Massachusetts device plant and our Stonehouse, England plant in 2006, and our Puerto Rico plant in 2008. Approximately 350 employees will be affected. The total cost of this program over the five-year period is expected to be approximately $55 million, of which approximately $10 to $12 million is expected in 2005 with the remainder to be incurred in 2006 through 2008. We project that annual savings from this program will be approximately $40 million by 2009.

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

With the acquisition of NovAseptic and MicroSafe during the third quarter, we allocated, on a preliminary basis, the purchase prices to the assets and liabilities of the acquired entities based on their estimated fair values at the time of acquisition. Acquired assets included tangible and intangible assets, including goodwill and other identifiable intangibles. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition require significant management judgments and estimates. These estimates are made based on, among others, consultations with an accredited independent valuation consultant and reviews of projected future cash flows. The use of different estimates and assumptions could increase or decrease the estimated fair value of our identifiable intangible assets and goodwill, and potentially result in a different impact to our results of operations. Furthermore, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in a future impairment of the goodwill and other identifiable intangible assets.

Results of Operations

Three Months Ended October 1, 2005 Compared to Three Months Ended October 2, 2004

Net Sales

The following discussion of net sales summarizes sales growth by division and by the geographies in which our products were sold.

Net Sales by Division

Net sales growth by division, for the third quarter of 2005 as compared with the third quarter of 2004, is summarized in the table below.

	U.S. Dollars (in thousands)
	2005	2004	Growth in Percentages
Bioprocess	$145,659	$125,601	16%
Bioscience	93,898	85,123	10%

Total net sales	$239,557	$210,724	14%

	Constant Currencies (in thousands)
	2005	2004	Growth in Percentages
Bioprocess	$135,023	$116,306	16%
Bioscience	85,845	78,747	9%

Total net sales in constant currencies	220,868	$195,053	13%
Foreign exchange impact	18,689	15,671

Total net sales in U.S. dollars	$239,557	$210,724	14%

In the Bioprocess division, constant currency sales increased 16% during the third quarter of 2005 as compared with the third quarter of 2004, including 4% sales growth attributable to our NovAseptic and MicroSafe acquisitions. Consumables sales increased 14% due to strong growth in sales of chromatography media and process scale filtration devices and our NovAseptic and MicroSafe acquisitions. Hardware sales grew 27% as a result of several large system sales in the third quarter of 2005. Hardware sales can fluctuate significantly as they are driven by our customers’ timing for capacity expansion. Although services represent a small portion of Bioprocess division sales, our services revenue increased 114%, or $1.5 million, due to the strategic emphasis placed on this portion of the business as evidenced by our MicroSafe acquisition.

In the Bioscience division, constant currency sales grew 9% during the third quarter of 2005 as compared with the third quarter of 2004. Strong demand for laboratory water purification equipment as well as consumable products used in laboratory water purification, drug discovery and other general filtration applications was partially offset by declining sales of products used in OEM devices and genomics applications by life science laboratories. In addition, services provided to customers for our water purification equipment grew 11% as the installed base of equipment continued to grow.

Net Sales by Geography

Net sales growth by geography, for the third quarter of 2005 as compared with the third quarter of 2004, is summarized in the table below.

	U.S. Dollars (in thousands)
	2005	2004	Growth in Percentages
Americas	$103,052	$90,160	14%
Europe	95,284	83,497	14%
Asia/Pacific	41,221	37,067	11%

Total net sales	$239,557	$210,724	14%

	Constant Currencies (in thousands)
	2005	2004	Growth in Percentages
Americas	$101,681	$90,007	13%
Europe	80,020	69,946	14%
Asia/Pacific	39,167	35,100	12%

Total net sales in constant currencies	220,868	$195,053	13%
Foreign exchange impact	18,689	15,671

Total net sales in U.S. dollars	$239,557	$210,724	14%

The Americas achieved constant currency sales growth of 13%, primarily driven by strong sales in the Bioprocess division of consumable chromatography media, process scale filtration devices and system hardware as well as by the NovAseptic acquisition. In the Bioscience division, U.S. sales of life science research consumables benefited as our customers increased spending for drug discovery projects. For both divisions, service revenues for equipment maintenance and validation studies continued their strong growth pattern. In Europe, sales grew 14% in constant currencies as growth was strong across consumable and service product lines for both divisions. The NovAseptic and MicroSafe acquisitions also contributed to the strong growth in Europe. In the Asia/Pacific region, constant currency sales growth of 12% reflected strong shipments of Bioscience consumables and laboratory water purification equipment as well as consumables sold to pharmaceutical companies and for process monitoring applications. Also contributing to this growth was a price increase in Japan.

During the third quarter of 2005, exchange rates for the U.S. dollar remained relatively flat. The U.S. dollar strengthened against the Euro by less than 1% and against the Japanese Yen by approximately 1% during the third quarter of 2005 as compared with the third quarter of 2004.

Gross Profit Margins

Gross profit margin percentage was 51.2% in the third quarter of 2005 as compared with 53.8% in the third quarter of 2004. During the third quarter of 2005, our gross margin was negatively impacted by the sales of products acquired in connection with the NovAseptic acquisition as the value of the acquired inventories were written up to fair value under the purchase accounting rules. In addition, we also recorded $4.1 million of expenses related to our manufacturing consolidation plan, including $2.9 million for severance costs, $0.9 million for accelerated depreciation and $0.3 million other costs related to our decision to outsource certain manufacturing processes. The negative effect of these items on the gross margin was offset by slightly favorable foreign exchange impact.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased $8.6 million, or 13%, in the third quarter of 2005 as compared with the third quarter of 2004. The increased SG&A expenses related to the operating expenses of the acquired companies of $2.6 million, incentive compensation, salaries and outside services of $2.2 million, and other expenses of $3.8 million.

Research and development (“R&D”) expenses increased $3.7 million, or 25%, in the third quarter of 2005 as compared with the third quarter of 2004. The increase during the third quarter of 2005 was primarily due to the write-off of $3.1 million of in-process R&D costs acquired in connection with the NovAseptic acquisition.

Net Interest Expense

Net interest expense decreased $1.3 million in the third quarter of 2005 as compared with the third quarter of 2004. The lower net interest expense was principally a result of lower average debt outstanding and higher average cash balances. During the third quarter of 2005, the weighted average interest rate on our revolving credit agreement was approximately 4.3%.

Provision for Income Taxes

Our effective tax rate for the third quarter of 2005 was 25.5% as compared with 22.5% during the third quarter of 2004. Our annual effective tax rate for 2005 is now expected to be approximately 22.0%, without taking into consideration the negative impact from a potential repatriation of foreign earnings during the fourth quarter of 2005 under the American Jobs Creation Act of 2004 (the “AJCA”), which is higher than the 21.0% annual effective tax rate projected in the second quarter of 2005. The higher effective tax rate for the third quarter of 2005 and higher projected rate for the full year are primarily attributable to the write-off of non-deductible in-process R&D costs acquired in connection with our NovAseptic acquisition in the third quarter of 2005.

Nine Months Ended October 1, 2005 Compared to Nine Months Ended October 2, 2004

Net Sales

The following discussion of net sales summarizes sales growth by division and by the geographies in which our products were sold.

Net Sales by Division

Net sales growth by division, for the first nine months of 2005 as compared with the first nine months of 2004, is summarized in the table below.

	U.S. Dollars (in thousands)
	2005	2004	Growth in Percentages
Bioprocess	$443,841	$387,827	14%
Bioscience	290,858	270,034	8%

Total net sales	$734,699	$657,861	12%

	Constant Currencies (in thousands)
	2005	2004	Growth in Percentages
Bioprocess	$403,282	$358,703	12%
Bioscience	261,373	248,179	5%

Total net sales in constant currencies	664,655	606,882	10%
Foreign exchange impact	70,044	50,979

Total net sales in U.S. dollars	$734,699	$657,861	12%

In the Bioprocess division, constant currency sales increased 12% during the first nine months of 2005 as compared with the first nine months of 2004. Consumables sales increased 12% due to strong growth in sales of chromatography media and process scale filtration devices and as a result of our NovAseptic acquisition. Hardware sales grew by 8% primarily as a result of sales of equipment used to house and test the integrity of process scale filtration cartridges. Systems hardware sales remained flat in the first nine months of 2005 as compared with the first nine months of 2004. Although services represent a small portion of Bioprocess division sales, our services revenue grew 70%, or $2.8 million, due to the strategic emphasis placed on this portion of the business as evidenced by our MicroSafe acquisition.

In the Bioscience division, constant currency sales grew 5% during the first nine months of 2005 as compared with the first nine months of 2004. Strong demand for consumable products used in laboratory water purification, drug discovery and other general filtration applications was partially offset by declining sales of products used in OEM devices and genomics applications by life science laboratories. In addition, services provided to customers for water purification equipment grew 9% as the installed base of equipment continued to grow.

Net Sales by Geography

Net sales growth by geography, for the first nine months of 2005 as compared with the first nine months of 2004, is summarized in the table below.

	U.S. Dollars (in thousands)
	2005	2004	Growth in Percentages
Americas	$309,876	$276,169	12%
Europe	296,187	261,225	13%
Asia/Pacific	128,636	120,467	7%

Total net sales	$734,699	$657,861	12%

	Constant Currencies (in thousands)
	2005	2004	Growth in Percentages
Americas	$306,231	$275,540	11%
Europe	239,263	218,249	10%
Asia/Pacific	119,161	113,093	5%

Total net sales in constant currencies	664,655	606,882	10%
Foreign currency impact	70,044	50,979

Total net sales	$734,699	$657,861	12%

The Americas achieved constant currency sales growth of 11%, primarily driven by the Bioprocess division which experienced strong sales of consumable chromatography media and process scale filtration devices. Further, our customers increased their spending for drug discovery projects, thereby supporting the demand for our consumables offerings. In Europe, the 10% constant currency sales growth was primarily due to a 13% growth in sales of chromatography and filtration consumables. Our NovAseptic and MicroSafe acquisitions positively impacted sales growth in both the Americas and Europe. The growth in the Asia/Pacific region was modest.

During the first nine months of 2005, the U.S. dollar remained weaker on average as compared to the first nine months of 2004. A weaker U.S. dollar positively impacts U.S. dollar sales growth because approximately 60% of our sales are outside the U.S. Since we have a higher percentage of our sales in Europe than in Asia, the impact of translating sales denominated in European currencies will have a greater impact on our U.S. dollar sales than the impact of translating sales denominated in Asian currencies. On average, the U.S. dollar weakened against the Euro by approximately 3% and against the Japanese Yen by approximately 1% during the first nine months of 2005 as compared with the first nine months of 2004.

Gross Profit Margins

Gross profit margin percentage was 52.8% in the first nine months of 2005 as compared with 54.2% in the first nine months of 2004. During the first nine months of 2005, our gross profit margin was negatively impacted by the sale of products acquired as part of the NovAseptic acquisition as the value of the acquired inventories were written up to fair value under the purchase accounting rules. In addition, during the first nine months of 2005, we also recorded $6.7 million expenses related to our manufacturing consolidation plan, including $3.7 million for severance costs, $1.3 million of inventory write-offs as a result of our decision to outsource certain manufacturing processes, $1.4 million for accelerated depreciation, and $0.3 million of other costs. The negative effect of these items on the gross margin was offset by favorable foreign exchange impact.

Operating Expenses

SG&A expenses increased $31.8 million, or 16%, in the first nine months of 2005 as compared with the first nine months of 2004. Our results for the first nine months of 2005 reflected incremental $2.6 million operating expenses from the acquired companies and $12.2 million higher expenses related to officer compensation and other employee terminations. In addition, higher SG&A expenses for the first nine months of 2005 included a $6.2 million increase related to incentive compensation and salaries and a $7.3 million increase in other costs, primarily for outside services, sales training and demolition costs for our Bedford campus. The officer compensation and other employee severance costs included costs associated with CEO transition and termination agreements for certain executive officers and severance for other employees in connection with our decision in the first quarter of 2005 to combine our Laboratory Water and Life Science operating segments into one division. The demolition costs for our Bedford campus are for site preparation for our new R&D facility which will be completed in 2006.

R&D expenses increased $5.1 million, or 11%, in the first nine months of 2005 as compared with the first nine months of 2004. The increase during the nine months ended October 1, 2005 was due primarily to $3.1 million write-off for in-process R&D acquired in connection with the NovAseptic acquisition and $0.5 million employee severance in connection with our decision in the first quarter of 2005 to combine our Laboratory Water and Life Science divisions.

Net Interest Expense

Net interest expense decreased $3.4 million in the first nine months of 2005 as compared with the first nine months of 2004. The lower net interest expense was principally a result of lower average debt outstanding and higher average cash balances. During the first nine months of 2005, the weighted average interest rate on the revolving credit agreement was approximately 3.9%.

Provision for Income Taxes

Our effective tax rate for the first nine months of 2005 was 22.4% as compared with 22.5% for the first nine months of 2004. The slight decline in the effective tax rate is due to a decrease in the expected profits from higher tax rate jurisdictions primarily as a result of severance costs and certain other charges recorded in the first nine months of 2005 as compared to the first nine months of 2004, offset by the write-off of in-process R&D costs acquired in connection with our NovAseptic acquisition.

Market Risk

We are exposed to market risks, which include changes in foreign currency exchange rates and credit risk. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in sales, net income and assets and liabilities denominated in currencies other than the U.S. dollar. The potential change in foreign currency exchange rates offers a substantial risk to us, as approximately 60% of our business is conducted outside of the U.S., generally in foreign currencies. Our risk management strategy currently uses forward contracts to mitigate certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses resulting from the forward contracts that hedge these exposures. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically span less than three months. We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $91.5 million at October 1, 2005. The fair value of these contracts was a loss of $0.4 million at

October 1, 2005. Additionally, we are able to partially mitigate the impact that fluctuations in currencies have on our net income as a result of our manufacturing facilities located in Europe, material sourcing and other spending which occur in countries outside the U.S. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

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

Capital Resources and Liquidity

Cash flow provided from operations was $131.7 million in the first nine months of 2005 as compared with $107.9 million in the first nine months of 2004. The increase in cash flow from operations in the first nine months of 2005 was primarily the result of significantly higher non-cash charges included in net income, higher tax benefit from our stock plan activities and increases in accounts payable, accrued expenses and other current liabilities partially offset by increases in accounts receivable and inventories and decreases in other liabilities.

During the first nine months of 2005, we paid $101.3 million, net of cash acquired, in connection with the acquisitions of NovAseptic and MicroSafe. In addition, we invested $55.5 million in property, plant and equipment and expect to spend an additional $30 million to $35 million during the remainder of 2005. Our largest projects for 2005 include the construction of our new research and development center in Bedford, Massachusetts and the buildout of a new membrane production line in Cork, Ireland. As a result of our decision to close our manufacturing plant in Cidra, Puerto Rico, we have also decided to accelerate to 2006 the previously-postponed buildout of our existing building shell in our Ireland facility.

During the first nine months of 2005, we received $99.2 million proceeds from exercises of employee stock options and repaid $47.0 million of our revolver borrowings.

We expect to continue using cash flows from operations to invest in capital projects, fund acquisitions and/or to reduce debt. We believe that our existing cash and cash equivalents, cash flows expected to be generated from future operating activities, our ready access to capital markets for competitively priced instruments and funds available under our revolving credit agreement will be sufficient to meet our cash requirements for at least the next twelve to twenty-four months. We are in compliance with all of our debt covenants.

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

The American Jobs Creation Act of 2004 (the “AJCA”) contains a number of provisions which will affect us in the future. One provision of the AJCA establishes a special deduction for “Qualified Domestic Production Activities” for U.S. manufacturers. The special deduction starts at 3% of “Qualified Production Income (“QPI”)” as defined in the AJCA in 2005 and will be 9% of QPI when fully phased in after 2009. In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. FSP No. 109-1 requires that qualified domestic production activities deductions should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” and that the related impact of this deduction should be reported in the period in which the deduction is claimed on tax returns. We are currently projecting a tax loss on our 2005 U.S. tax return. Therefore, we do not currently believe there is a benefit to us from the qualified domestic production activities deduction.

A second provision of the AJCA provides a temporary incentive for a U.S. company to repatriate earnings deemed to be permanently reinvested outside the U.S., at a reduced effective tax rate of approximately 5.25%. In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” to address the appropriate point at which a company should reflect in its financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. The FASB provided companies with additional time beyond the financial reporting period to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. While we have not made a decision to repatriate earnings under the AJCA, we are studying the AJCA and recent IRS guidance to determine whether it would be beneficial for us to make use of the temporary incentive in 2005. If we decide to repatriate under the provisions of the AJCA, a tax provision for the related taxes will be recorded in the fiscal quarter in which the repatriation plan is approved. We will make a final determination by the end of 2005. If we decide to repatriate the maximum amount of $500 million allowed to us under the provisions of the AJCA, we will incur approximately $26 million of income taxes, which would be recorded in the fourth quarter of 2005.

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

Forward-Looking Statements

The matters discussed in this Form 10-Q, as well as in future oral and written statements by our management, that are forward-looking statements are based on our current management expectations. These expectations involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect Millipore’s future operating results include, without limitation, foreign exchange rates; regulatory delay in the approval of new therapeutics and their ultimate commercial success; competitive factors such as new membrane technology; lack of availability of raw materials or component products on a timely basis; inventory risks due to shifts in market demand; change in product mix; conditions in the economy in general and in the bioscience and bioprocess markets in particular; potential environmental liabilities; the inability to utilize technology in current or planned products due to overriding rights by third parties; the inability to successfully integrate acquired businesses; the inability to realize the expected benefits of development, marketing and other alliances; difficulties inherent in transferring or outsourcing of manufacturing operations; difficulties inherent in research and development activities; and other risk factors and uncertainties described in our Form 10-K for the year ended December 31, 2004.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is set forth under the heading “Market Risk” in Management’s Discussion and Analysis contained in this Form 10-Q which information is hereby incorporated by reference.

Item 4.	Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting during the quarter ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 6.	Exhibits

a. Exhibits Filed or Furnished Herewith.

Exhibits Filed Herewith

10.1	Restricted Stock Agreement between Millipore and Martin D. Madaus pursuant to the 1999 Stock Incentive Plan

31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

MILLIPORE CORPORATION

Signature		Title	Date

By:	/s/ KATHLEEN B. ALLEN	Vice President and Chief Financial Officer	November 9, 2005
Kathleen B. Allen

By:	/s/ DONALD B. MELSON	Corporate Controller (Chief Accounting Officer)	November 9, 2005
Donald B. Melson

Exhibit Index

Exhibit Number	Exhibit Title
10.1	Restricted Stock Agreement between Millipore and Martin D. Madaus pursuant to the 1999 Stock Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002