Form 10-K
period 2005-12-31
MILLIPORE CORP /MA
filed 2006-03-15
CIK 66479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best or registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock on July 2, 2005, the last business day of its most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $1,992,023,377. Shares of Common Stock held by each executive officer and director and by each person known to beneficially own more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2006, 52,991,448 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference

Document	Incorporated into Form 10-K
Definitive Proxy Statement for the 2006 Annual Meeting	Part III

In this Form 10-K, unless the context otherwise requires, the terms “Millipore”, the “Company”, “we” or “us” shall mean Millipore Corporation and its subsidiaries.

PART I

Item 1.	Business.

Overview

Millipore is a leading global provider of products and services that improve productivity in biopharmaceutical manufacturing and in clinical, analytical and research laboratories. We are organized into two operating divisions. Our Bioprocess division helps our customers to optimize their manufacturing productivity, to ensure quality, and to scale up the production of therapeutic drugs, including difficult-to-manufacture biologics. We assist drug production during both pre-clinical development and manufacturing scale-up after drug approval. Our Bioscience division helps to optimize laboratory productivity and workflows. We offer a broad range of high-performance products and services based on membrane, chromatographic and other enabling technologies.

Our History

Millipore Corporation was formed as a Massachusetts corporation in 1954. During much of our history, we have developed and sold products based on our proprietary filtration and other separations technologies into a variety of industries. In 2002, we spun off our microelectronics business in order to focus primarily on the life science markets. In June 2005, we announced a new strategy that sharpened our focus on the fast-growing biopharmaceutical manufacturing and laboratory research markets.

Our Markets

New therapeutic products, particularly biologics, are being developed, approved and produced in growing numbers as the demand for healthcare improvement and disease prevention continues to accelerate. Biologics are products derived from living organisms, generated in a bioreactor or fermentor, and used in the prevention or treatment of disease. They include therapeutic products and vaccines based on recombinant proteins, such as monoclonal antibodies, enzymes, coagulation factors, cytokines, hormones, growth factors, plasma products or transgenic and gene therapy products.

In many instances, recombinant proteins replace or mimic naturally occurring human proteins and are produced by cells containing modified DNA. One subset of recombinant protein-based drugs, monoclonal antibodies, has been shown to be extremely effective at treating otherwise intractable diseases such as cancer. This has led to a fast growing market for monoclonal antibodies, which are difficult to produce and require a variety of complex technologies and processes to enable their development and production. As both the demand for marketed biologics grows and new biologics are approved, the market for products that facilitate and accelerate the identification, development and production of biologics is expanding. Although most biologics are discovered and produced today by biotechnology companies (companies that focus on development of biologics), many pharmaceutical companies (companies that have historically focused on synthetic, or chemical-based, pharmaceuticals) are increasing efforts to identify and develop biologics as well.

Until the first biologic drugs were approved for human use in the 1980s, virtually all therapeutic products were synthetic pharmaceuticals. Synthetic pharmaceuticals continue to constitute a significant percentage of all marketed therapeutic products and are manufactured in large volumes. However, the growth rate for the development and approval of such products is much lower than that of biologics. In addition, while the manufacture of synthetic pharmaceuticals, particularly ophthalmics and drugs administered by injection, typically requires prefiltration and sterilization, synthetic pharmaceuticals are generally much less filtration-intensive than biologics. While a typical synthetic drug may require between one and four filtration steps, a complex biologic can require as many as ten different separation processes.

A substantial amount of laboratory research is required to feed the pipeline of biologics and other therapeutic products in development and to discover breakthroughs in medicine. Various sample preparation steps are required in order to be able to effectively use biological samples in the laboratory procedures conducted in life science research. Sample preparation is similarly required in clinical and analytical laboratories as well. In addition, ultra-pure water meeting a variety of specific standards is required for productive laboratory work in each of these laboratory settings.

Bioprocess Markets

There are currently over 2,200 biologics in various stages of development or approved by regulators. Of these, approximately 565 are monoclonal antibodies. There has been a rapid growth in recent years in the number of regulatory approvals of biologics, from 13 approvals by the U.S. Food and Drug Administration in 2001 to 38 in 2004. Additionally, an increasingly higher percentage of the therapeutics approved during the past four years have been biologics rather than synthetic pharmaceuticals.

Successfully bringing a biologic to the market is a complex and lengthy process. It begins with extensive laboratory research and discovery, continues with years of development, clinical trials and scale-up of the manufacturing process, and culminates with establishing a manufacturing process that meets regulatory approvals and generates sufficient quantities of a safe, effective and approved drug. Manufacturing processes for biologics, particularly for monoclonal antibodies, are separation-intensive, often requiring numerous filtration and chromatography steps for clarification, concentration and sterilization.

Recently, new drug approvals and strong demand have required biologics manufacturers to increase manufacturing capacity and improve productivity. Biologics originate from live organic material such as a genetically modified cell line. The desired biologic must be extracted and purified from this original organic material. Growing from the initial small quantities of these biologics, to larger pilot scale quantities, and ultimately to full production scale, cannot be achieved without increasingly effective purification processes. We enable our biologics manufacturing customers to meet these requirements by providing robust scaleable downstream process solutions and expertise as well as tools for testing and monitoring the safety and quality of their manufacturing processes. We assist customers with producing sufficient quantities of drugs for use in pre-clinical trials as well as increasing production volumes to meet demand after drug approval. Our solutions reduce the risk to our customers of manufacturing scale-up problems, enable them to effectively test their drugs for safety and quality, and shorten their drugs’ time-to-market.

The manufacture of synthetic pharmaceuticals, especially ophthalmics and small and large volume parenterals (drugs administered by injection) typically requires prefiltration and sterilization as well as testing for sterility. We provide our pharmaceutical customers with products for use in all of these steps. Although new approvals of synthetic pharmaceuticals are declining as a percent of total new drug approvals, and the number and complexity of separation steps required in the manufacture of a synthetic pharmaceutical is generally much less than for a biological, use of our products in synthetic pharmaceutical manufacturing is nevertheless a significant portion of our business due to the large number of approved synthetic pharmaceuticals and corresponding processing lines for such products.

The processing of beverages (including wine, beer, and bottled juices and water) may include the need to monitor for microbiological contamination and to remove bacteria and yeast. We provide a variety of filtration and process monitoring tools to meet our beverage customers’ processing needs. The beverage market represents a relatively small percentage of our revenues.

Bioscience Markets

As drug manufacturers seek to identify new therapeutics and improve research and development productivity, the market for tools that improve efficiency in the laboratory has grown. Drug manufacturers have come under increasing competitive and economic pressure to improve their screening and identification of new drug candidates with increasing speed and accuracy. In particular, the rapid growth in the development of new therapeutics has brought a heightened focus on protein research, including protein identification and characterization. Laboratory markets have also grown with the increase in concerns about bioterrorism and the emergence of new public health threats.

We provide research, clinical and analytical laboratories with products that enable key sample preparation steps, including media preparation, clarification, protein depletion, purification, concentration, desalting and blotting, for a variety of laboratory procedures. We also provide products and services enabling the purification of water for laboratory use. These solutions help scientists and technicians by saving time, reducing cost, improving consistency and enabling repeatability of their research and tests.

Our Strategy

Our new strategy is focused on providing differentiated solutions to the biopharmaceutical manufacturing and laboratory research markets, both of which we believe have significant needs for products that drive productivity improvements. In order to more effectively execute on our new strategy, in 2005 we added new leadership and capabilities to drive higher revenue growth, broadened our product and service offering, and reorganized into two operating divisions: Bioprocess, which serves biopharmaceutical manufacturing markets, and Bioscience, which serves the laboratory markets. Our new strategy entails:

•	Accelerating innovation through both internal research and development and pursuit of third party collaborations and alliances;

•	Strengthening our leadership position with biotechnology manufacturing customers by expanding our bioprocess product offering and adding new services;

•	Establishing Millipore as a strategic supplier in bioscience research markets by increasing our laboratory productivity platforms and market reach;

•	Achieving significant growth in both of our divisions through strategic acquisitions and licensing;

•	Leading our industry in product quality and manufacturing effectiveness; and

•	Attracting, retaining and developing talented and motivated employees.

Recent Developments

Major developments in our business in 2005 included the following:

•	In January 2005, Martin D. Madaus joined the Company as President and Chief Executive Officer. Dr. Madaus was appointed Millipore’s Chairman in March 2005.

•	We combined our former Laboratory Water and Life Science divisions into a new Bioscience division, resulting in our two current operating divisions.

•	We restructured the executive management team, with 21 of our top 34 executives being new, or in new or expanded positions since January 1, 2005.

•	In July 2005, we expanded the scope of our global supply chain initiative in an effort to improve our profitability over the next four years. This included announcing our efforts to significantly reduce the number of our worldwide manufacturing facilities by 2009. As part of this effort, we are consolidating our worldwide Bioprocess systems hardware manufacturing operations in 2006. Also as part of this effort, we will cease production in our Billerica, Massachusetts plant, our Bedford, Massachusetts device plant, and our Stonehouse, England plant in 2006, and our Puerto Rico plant in 2008. We are also implementing improvements to our procurement and manufacturing processes.

•	In July 2005, we began the expansion of our Bioprocess services offerings through the acquisition of MicroSafe B.V. MicroSafe develops assays and provides testing services from its Netherlands laboratories to help biotechnology and pharmaceutical customers monitor quality and compliance in the drug manufacturing process. MicroSafe enhances our Bioprocess services offering to European customers and enables us to participate in the outsourcing trend of the biotechnology industry.

•	In August 2005, we broadened our offering of innovative Bioprocess solutions through the acquisition of NovAseptic A.B. of Sweden. NovAseptic provides products for aseptic processing applications in biotechnology and pharmaceutical manufacturing operations and expands our Bioprocess division’s process monitoring tools and systems and components businesses.

•	In August 2005, we entered into an alliance with Gen-Probe Incorporated to develop, manufacture and commercialize innovative nucleic acid testing products for rapid microbiological and virus monitoring in biotechnology and pharmaceutical manufacturing processes. These products, the first of which we expect to market in 2007, are intended to improve the speed and accuracy of current testing methods used in the industry.

•	In December 2005, we strengthened our financial flexibility by establishing a new €430 million revolving credit facility.

•	During 2005, we launched 40 new products from across both of our divisions and for a variety of applications, including our Direct-Q® water purification system, Lynx® disposable manufacturing connectors, Millistak+® Pod clarification filters, Viresolve® prefilter capsule filters, Integritest® -4 integrity testing instrument, Millipore Express® PES SHR cartridges and capsules, several new ranges of filter housings for biopharmaceutical and beverage markets, Acerta™ liquid filling system, Immobilon™FL membranes and Immobilon™ Western HRP and AP Chemiluminescent Substrates for Western blotting applications.

Our Products and Services

We sell thousands of consumable and hardware products listed in our Bioprocess and Bioscience division catalogs. We also sell custom products, primarily our process scale filtration and chromatography systems and columns, as well as membrane sheets and rolls and bulk chromatographic media sold outside of our primary markets. In addition, we provide a variety of services.

Our wide range of consumable products, which represent approximately 80% of our sales, include handheld laboratory sample preparation and screening devices and kits in various low and high throughput formats, specialty membranes, chromatography media and large process scale cartridges used to filter thousands of liters of fluid. Our hardware products range from small benchtop laboratory water purification systems and cartridge integrity testers to large stainless steel process scale filtration and chromatography systems and columns. Our services include microbial contamination testing, consulting, manufacturing process validation and product maintenance services.

We generally group our consumables and hardware products into five categories:

•	Process Filtration and Chromatography products serve to concentrate, clarify, purify or remove viruses or other biological contaminants from biologics or other fluids. These are consumable products that primarily utilize our proprietary membrane filtration and chromatography separation technologies to separate desired from undesired components in a fluid stream or to isolate the molecules that form the basis of a biologic. Most of the filtration and other products that we have primarily developed for biologics applications are also useful in the processing of synthetic pharmaceuticals and beverages. The exception is chromatographic media, which is sold specifically for biologics applications. Examples of our filtration and chromatography products include our Durapore® sterilizing grade filters, Millistak+® clarification and prefiltration devices, Pellicon® tangential flow filtration devices, Viresolve® virus clearance devices and Prosep® chromatographic media.

•

Components and Systems are hardware products and consumables (other than filtration and chromatography consumables) used in the manufacture and processing of biopharmaceuticals. The hardware products range from large stainless steel process scale filtration and chromatography systems and columns with selling prices that can be greater than a million dollars to small filter housings and NovAseptic® valves and mixers. In the past several years, we have developed and/or acquired rights to certain products and technologies designed to simplify and to reduce the time and expense of certain steps in the downstream and final fill processes of biotechnology and pharmaceutical manufacturing primarily by replacing stainless steel hardware with disposable plastic products. These products, including our Acerta™ disposable filling systems for sterile fill and finish operations, Lynx® disposable manufacturing connectors, Opticap® disposable filters and NovAseptic’s NovaSeptum® sterile sampling systems, form our Mobius™ Disposable Solutions suite.

•	Process Monitoring Tools are consumables and hardware designed to test for microbiological, viral or other contamination in biologics, synthetic pharmaceuticals and beverages as a quality control or assurance step in their manufacture or processing. These products include our Milliflex® Rapid microbiology detection systems, an automated solution for the rapid detection, response, and resolution of microbial contamination in filterable samples throughout the manufacturing process, and the NovaSeptum® systems. Our alliance with Gen-Probe is designed to produce new process monitoring tools capable of significantly reducing the time-to-result from days or weeks to hours.

•	Laboratory Sample Preparation products are specialty membranes, consumable devices and kits designed to be used for purifying, preparing or screening biological samples in research, clinical or analytical laboratories. These products include filtration devices and specialty membranes used to improve speed, automation and cost-effectiveness of sample preparation, concentration and desalting or other separations required for protein research, drug discovery and genomics applications, including DNA sequencing, plasmid prep, diagnostic and microarray applications, and screening of potential drug compounds. Our Montage® series of kits released in recent years are intended for a variety of protein research and genomics applications, including in-gel digestion, albumin depletion and antibody purification.

•	Laboratory Water products are hardware and consumable products used in creating ultrapure water for critical laboratory analysis and clinical testing. These products provide the flexibility to produce the water quality needed for a variety of laboratory applications.

Our services include process validation services, which are intended to confirm the integrity and proper performance of our customers’ drug manufacturing processes, our new MicroSafe microbial contamination testing and related consulting services, and field services for the maintenance and validation of laboratory water systems. Our strategy calls for an increase in our service offerings, especially for services that are synergistic with existing product platforms and that enable us to provide our customers with more complete and differentiated solutions.

Our Customers

Our customers are primarily companies engaged in the development, scale-up, manufacturing and testing of therapeutic products, and companies, hospitals, governmental, academic and other institutions engaged in drug discovery, protein research and other laboratory research and clinical and analytical laboratory activities. We also sell products to beverage companies, companies manufacturing a variety of health care and other products, and companies conducting environmental testing.

The customers for our Bioprocess products and services are primarily biotechnology companies, pharmaceutical companies and contract drug manufacturers. A small portion of our Bioprocess business also comes from beverage manufacturers. A large and growing portion of our Bioprocess business is related to production of biologics. The production of biologics requires more separations steps, more testing and more support services than the production of synthetic pharmaceuticals which are less filtration intensive.

We play an important role in our customers’ development of new biologics by offering:

•	A broad range of filtration and chromatography products that are scalable to match customer needs at different stages of the development process through full-scale drug production;

•	Components and systems hardware to enable the effective use of filtration and chromatography consumables and to serve a variety of non-separation applications in the drug manufacturing process; and

•	Process monitoring tools and services to enable our customers on-site or outsourced testing for biological and viral contamination of their biologics.

Our pharmaceutical customers use our prefiltration and sterilization filters, as well as our components and systems and process monitoring tools, in the processing and testing of synthetic pharmaceuticals. Our sale of products for use in the production of synthetic pharmaceuticals remains a large portion of our Bioprocess business.

Beverage manufacturers use our products for quality control and process applications, principally to monitor for microbiological contamination and to prevent spoilage by removal of bacteria and yeast from products such as wine, beer, bottled juices and water.

Our Bioscience division customers include biotechnology and pharmaceutical companies, life science research companies, private and public research and testing laboratories and regulatory agencies, hospitals and clinical laboratories, and environmental, industrial and other analytical laboratories. Our products used in laboratory applications include sample preparation devices and kits and water purification products. We also from time to time sell membrane sheets and rolls and bulk chromatographic media to manufacturers of diagnostic products and other medical devices, environmental testing products or other products, for use as a material or component in these products.

Although no single customer accounts for 10% or more of our sales, some of our individual customers do purchase significant quantities of our products. Our Bioprocess division tends to have significantly higher customer concentration than our Bioscience division.

Sales, Marketing and Customer Support

We sell our products to end users worldwide, primarily through our own direct global sales force. Augmenting our direct sales, we also sell our products through our website and, in selective locations and markets, through independent distributors.

We market to our customers through advertising, trade shows, conferences, and other marketing techniques. Our marketing efforts focus on application development for existing products and on new and differentiated products for newly identified and proposed customer needs. We seek to educate customers regarding the variety of analytical, separation and purification problems that may be addressed by our products as well as to adapt our products and technologies to such problems as identified by our customers. Our technical support services are important to our marketing efforts. These services include assisting in defining a customer’s needs, evaluating alternative solutions, selecting or designing a specific system to perform the desired separation or other application, training users, and assisting the customer in compliance with relevant government regulations.

As of December 31, 2005, we had approximately 1,400 sales, marketing, customer support, service and technical application experts. Our direct sales organization is a critical competitive differentiator for the Company.

Our Technologies

The principal technologies utilized by a majority of our products are based on membrane filtration and chromatography. Membranes use size exclusion to filter either the wanted or the unwanted particulate or bacterial, molecular or viral entities from fluids. Some of our membrane materials also use affinity, ion-exchange or electrical charge mechanisms to effect the desired separation. Microfiltration and ultrafiltration membranes are incorporated into devices, cartridges and modules of different configurations to address a variety of customer purification and separation needs. Chromatography media is used to purify or separate biopharmaceutical compounds or to remove contaminants from these compounds by adsorption (the adherence of molecules in solution or suspension to the surfaces of the media). Our laboratory water purification products combine membrane, resin and other separations technologies. Certain of our sample preparation products use both membranes and chromatographic separation techniques.

Over the last several years, through acquisitions, alliances, licenses and research and development investments, we have expanded and diversified our technology base beyond our core membrane filtration and chromatography technologies. We have focused this expansion and diversification on biopharmaceutical applications, including our disposable manufacturing initiatives, our NovaSeptum sterile sampling technology and our MicroSafe biological testing processes. Through our current alliance with Gen-Probe, we are working to develop next-generation process monitoring tools for the biopharmaceutical manufacturing market by coupling Millipore membrane-based sample preparation technologies with Gen-Probe’s nucleic acid amplification and gene sequencing technologies.

Research and Development

As a pioneer of membrane separations, we have traditionally placed heavy emphasis on research and development (“R&D”). This emphasis has resulted in our being the first company to introduce a number of major new enabling separations membranes and membrane devices. Following our acquisition of a chromatography media company 6 years ago, our R&D focus broadened to include development of chromatography media for the biopharmaceutical market. Our ongoing R&D activities include the development of new membranes and chromatography media, the upgrading of membrane and media based systems to afford the user greater purification capabilities, and the extension and enhancement of existing Millipore technologies to respond to new applications. The rapidly changing laboratory research markets require novel technologies to meet the needs of high throughput sample analysis. This has led to our development of products utilizing both membrane and chromatographic separation techniques, including a product platform based on chromatographic media embedded in membrane structures which we introduced for the protein research market.

As part of our strategic effort to accelerate innovation through our R&D, we are building a $50 million state-of-the-art R&D facility at the site of our former headquarters in Bedford, Massachusetts, scheduled for completion in the second half of 2006, have hired new R&D leadership and scientists in both of our divisions, and continue to increase our total R&D spending. Our R&D spending was $66.1 million, $62.5 million and $58.4 million in 2005, 2004 and 2003, respectively.

We perform most of our own R&D. We do not provide material amounts of R&D services for others.

We have followed a practice of supplementing our internal R&D efforts by acquiring or licensing new technologies from unaffiliated third parties, acquiring distribution rights with respect thereto, and undertaking collaborative or sponsored research and development activities with unaffiliated companies and academic or research institutions, when we believe it is in our interests to do so. We have recently intensified this practice with our acquisitions of NovAseptic and MicroSafe and our alliance with Gen-Probe. Our strategy calls for a continued focus on such third party transactions, coupled with our accelerated internal R&D efforts.

Product Manufacture

We manufacture the majority of our products in our own manufacturing facilities as described and listed under Item 2 of this Form 10-K. Our global supply chain initiative, which began at the end of 2004, is expected to result, over five years, in the consolidation of most of our manufacturing activities into three major “centers of excellence” in New Hampshire, Ireland and France and the implementation of procurement and manufacturing process improvements.

All of our NovAseptic products, and some of our other products, are manufactured for us by collaboration partners or other third parties.

Competition

Our strategy is to strengthen our leadership position in the markets in which we participate. We believe our competitive advantages in these markets include:

•	performance of our products;

•	our strong brand name;

•	our reputation for outstanding quality and support;

•	the knowledge and responsiveness of our worldwide field organization;

•	the breadth of our product offering;

•	global reach and differentiated sales force;

•	our ability to optimize our products to meet specific customer applications; and

•	financial resources to deliver on customers’ expectations and invest for our future.

We face intense competition in all of our markets. Our primary direct competitors include GE Healthcare, Sartorius, Pall, Whatman, and Fisher Scientific. Certain of our competitors are larger and have greater resources than Millipore. Additionally, as we broaden our products and services portfolio, we expect that we will increasingly compete with life science tools companies with which we do not directly compete today.

Our Employees

As of December 31, 2005, Millipore employed approximately 4,800 persons worldwide, of whom approximately 1,900 were employed in the United States and approximately 2,900 were employed outside of the United States.

Patents, Trademarks and Licenses

We have been granted and have licensed rights under a number of patents and have other patent applications pending both in the United States. and abroad. While these patents and licenses in the aggregate are viewed as valuable assets, we believe that no individual patent is critical to our ongoing operations. We also own a number of trademarks, the most significant being “Millipore”.

Environmental Matters

We are subject to numerous federal, state and foreign laws and regulations that impose strict requirements for the control and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste. We believe we are in substantial compliance with all applicable environmental requirements. We continue to invest in maintaining facilities that enable our compliance with these environmental laws. These environmental related expenditures have not had a material effect on our capital expenditures, earnings or competitive position. Because regulatory standards under environmental laws and regulations have become increasingly stringent, however, there can be no assurance that future developments will not cause us to incur material environmental liabilities or costs. See the applicable risk factor on page 17 under Item 1A of this Form 10-K.

Raw Materials

Our products are made from a wide variety of raw materials that are generally available from alternate sources of supply. For certain critical raw materials, we have qualified only a single source. We periodically purchase quantities of some of these critical raw materials in excess of current requirements, in anticipation of future manufacturing needs. With sufficient lead times, we believe we would be able to validate alternate suppliers for each of these raw materials. As described in the applicable risk factor on page 14 under Item 1A of this Form 10-K, several of these critical raw materials are used in a significant portion of our products and if we were unable to obtain supply of any one of them, our loss of revenues would be material.

Seasonality

Our sales in the third calendar quarter of each year are typically a bit lower than in the other quarters. We believe this is primarily the result of summer vacation schedules, particularly in Europe.

Backlog

Generally, orders may be cancelled or rescheduled by the customer without a financial penalty. Thus, we do not have a material amount of firm commitments that serve as backlog orders.

Geographic and Segment Information

We are a multinational company with approximately 65% of our 2005 sales outside the United States and approximately 50% of our long-lived assets outside the United States at December 31, 2005. Geographic and segment information is discussed in Note 17 to our Consolidated Financial Statements.

Other Information

Millipore’s corporate headquarters are at 290 Concord Road, Billerica, Massachusetts, and our telephone number at that location is 1-978-715-4321.

The U.S. Securities and Exchange Commission (the “SEC”) maintains an internet website at http://www.sec.gov that contains our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and all amendments thereto. All reports that the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

The certifications of Millipore’s Chief Executive Officer and Chief Financial Officer, as required by the rules adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this Form 10-K and were also filed as exhibits to our Form 10-K for 2004, as filed with the SEC in March 2005. Millipore’s Chief Executive Officer, Martin D. Madaus, provided an annual certification to the New York Stock Exchange dated May 26, 2005, that he was not aware of any violations by the Company of the New York Stock Exchange corporate governance listing standards.

Executive Officers of the Registrant

The following is a list, as of March 1, 2006, of the executive officers of Millipore Corporation. All of such executive officers were elected to serve until the first Directors Meeting following our 2006 Annual Shareholders Meeting.

			First Elected or Appointed
Name	Age	Office	An Executive Officer	To Present Office
Martin D. Madaus	46	Chairman of the Board, President and Chief Executive Officer	2005	2005
Kathleen B. Allen	50	Vice President and Chief Financial Officer	2000	2000
Dominique F. Baly	57	Vice President; President of Bioscience Division and Millipore International	2000	2005
Bruce J. Bonnevier	47	Vice President, Global Human Resources	2006	2006
Vinay Goel	57	Vice President, Technology and Alliance Management	2000	2005
Peter C. Kershaw	52	Vice President, Global Supply Chain	2004	2005
Jean-Paul Mangeolle	44	Vice President; President of Bioprocess Division	2005	2005
Jeffrey Rudin	54	Vice President, General Counsel and Secretary	1996	1996
Gregory J. Sam	47	Vice President, Quality	2003	2003
Charles F. Wagner, Jr.	38	Vice President, Strategy and Corporate Development	2003	2003

Dr. Madaus joined Millipore Corporation as its President and Chief Executive Officer, and as a Director, on January 1, 2005, and was appointed Chairman of the Board effective March 1, 2005. From 2000 until December 2004, Dr. Madaus served as President and Chief Executive Officer of Roche Diagnostics Corporation, heading the North American diagnostics business of Hoffmann-La Roche, a leading pharmaceutical and diagnostics company. Prior to that, Dr. Madaus held various management positions from 1989 to 1999 with Hoffmann-La Roche and with Boehringer Mannheim (prior to its 1998 acquisition by Hoffmann-La Roche). Dr. Madaus also serves as a board member of each of the New England Healthcare Initiative, the Analytical & Life Science Systems Association, and the Massachusetts High Technology Council.

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

Mr. Baly was elected Vice President of Millipore Corporation in December 2001 and serves as President of the Company’s Bioscience Division, which was formed in February 2005 as a combination of the Company’s Laboratory Water and Life Science Divisions. Mr. Baly also serves as President of Millipore International to which he was appointed in February 2001. From February 2001 through February 2005, Mr. Baly was President of the Laboratory Water Division. Prior to that, Mr. Baly held a wide variety of positions since joining Millipore in 1972, most recently as Vice President of the Analytical Divisions of Millipore from 1994 until 2001.

Mr. Bonnevier joined Millipore Corporation as Vice President of Global Human Resources in January 2006. From 2004 to 2005, Mr. Bonnevier served as Vice President of Human Resources for Hillenbrand Industries, Inc., a company that owns and operates businesses that provide products and services for the health care and funeral services industries. From 2000 to 2004, he was Vice President of Human Resources for Shipley Company, now the Electronic Materials Division of the Rohm and Haas Company, a leading producer of specialty materials used in a wide variety of applications, including electronic materials, paints and personal care products. From 1989 through 2000, Mr. Bonnevier held various senior management roles at Rohm and Haas, including Director of International Human Resources and Business Human Resources Manager.

Dr. Goel was elected Vice President of Millipore Corporation in December 2001 and serves as head of the Company’s Technology and Alliance Management, to which he was appointed in October 2005. Prior to that Dr. Goel served as head of the Company’s Bioprocess Research and Development and of the Company’s new product development processes, to which he was appointed in January 2005. From 2001 to January 2005, Dr. Goel served as President of the Company’s Strategic Separations Media Group. From 1999 through 2001, Dr. Goel served as Vice President, Corporate Technology Operations. Prior to 1999, Dr. Goel held a number of positions since joining Millipore as a product development engineer in 1977.

Mr. Kershaw was elected Vice President, Worldwide Manufacturing Operations, of Millipore Corporation effective February 2004 and, in August 2005, was appointed head of the Company’s newly created Global Supply Chain organization, a combination of the Company’s worldwide manufacturing and customer service functions. Prior to joining Millipore, Mr. Kershaw served Hologic, Inc., a manufacturer of medical imaging systems, as Corporate Vice President, Manufacturing Operations (2003-2004) and Vice President and General Manager, LORAD Division (2001-2003). Prior to that, Mr. Kershaw served as President (1998-2001) and Vice President and General Manager (1996-1998) of the Medical Device Division of Bespak plc, a manufacturer of plastic injection molded components and finished medical devices.

Mr. Mangeolle was elected Vice President of Millipore Corporation in October 2005 and is President of the Bioprocess Division (formerly the BioPharmaceutical Division). From 2002 to 2005, he served as Vice President of the Division’s Worldwide Field Operations. From 2001 to 2002, Mr. Mangeolle was Vice President of Operations of Mykrolis Corporation, a spin-off of Millipore’s former Microelectronics Division. Prior to 2001, Mr. Mangeolle held a number of senior management positions in Millipore’s Microelectronics and Laboratory Water Divisions, as well as Millipore’s Asian Operations. Mr. Mangeolle joined Millipore SA, Millipore Corporation’s wholly-owned subsidiary in France, as a sales applications specialist in 1984.

Mr. Rudin was elected Vice President and General Counsel of Millipore Corporation in December 1996 and as Clerk (that office is now known as Secretary) of Millipore in 1999. Prior to joining Millipore, Mr. Rudin served Ciba Corning Diagnostics Corp. as Senior Vice President and General Counsel (1993-1996) and as Vice President and General Counsel (1988-1993).

Mr. Sam was elected Vice President, Quality, of Millipore Corporation in March 2003. Prior to joining Millipore, Mr. Sam served from 2001-2002 as Vice President, Quality, for the Drug Delivery Business Unit of Elan Corporation, a pharmaceutical company focused on the development, manufacturing and marketing of novel therapeutic products, and from 2000-2001 as Vice President, Quality, of Dura Pharmaceuticals (acquired by Elan Corporation in 2000), a manufacturer of prescription pharmaceutical products. From 1999 to 2000, Mr. Sam was Senior Director, Corporate QA—Quality Management, at Watson Pharmaceuticals, Inc., a specialty pharmaceutical company.

Mr. Wagner joined the Company in December 2002 as Director of Strategic Planning and Business Development and was elected Vice President, Strategic Planning and Business Development (now Strategy and Corporate Development), of Millipore Corporation in March 2003. Prior to joining Millipore, Mr. Wagner served as a Manager (2001-2002) and Consultant (1998-2001) at Bain & Company.

Item 1A.	Risk Factors.

Lack of early success with our pharmaceutical and biotechnology customers can shut us out of future business with those customers.

Many of the products we sell to the pharmaceutical and biotechnology customers are incorporated into the customers’ drug manufacturing processes. In some cases, once a customer chooses a particular product for use in a drug manufacturing process, it is unlikely that the customer will later switch to a competing alternative. In many cases the regulatory license for the product will specify the separation products qualified for use in the process. Obtaining the regulatory approvals needed for a change in the manufacturing process is time consuming, expensive and uncertain. Accordingly, if we fail to convince a pharmaceutical or biotechnology customer to choose our products early in its manufacturing design phase, we may lose permanently the opportunity to participate in the customer’s production of such product. Because we face vigorous competition in this market from companies with substantial financial and technical resources, we run the risk that our competitors will win significant early business with a customer making it difficult for us to recover that opportunity.

The suspension or termination of production of a customer’s therapeutic product may result in the abrupt suspension or termination of their purchases of our products, resulting in an unexpected reduction in our revenue.

Success in our Bioprocess business substantially depends on the incorporation of our products into a customer’s manufacturing process. If this “design in” is achieved, we will likely have the opportunity to sell consumable products to the customer during the life cycle of the customer’s product, which could continue for many years. Our planning and growth projections are built in part on the volume assumptions deriving from these customer successes. If a customer stops production of its product, either temporarily or permanently, our sales to the customer for the applicable product will drop or stop. A customer may suspend or terminate production of a product, either voluntarily or involuntarily, and related sales and distribution for many reasons. These may include adverse regulatory, competitive, legal or economic circumstances. We have had in the past, and expect to have in the future, situations in which a customer suspends its purchases of our products. A suspension or permanent cessation of a process in which we would otherwise anticipate selling a significant volume of consumables will reduce our revenues and negatively impact our earnings.

Disruptions in the supply of raw materials from our single source suppliers could result in a significant disruption in sales and profitability.

Our products are made from a wide variety of raw materials that are generally available from alternate sources of supply. However, certain critical raw materials and supplies required for the production of some of our principal products are available only from a single supplier. Such raw materials cannot be obtained from other sources without significant delay or at all. If such suppliers were to limit or terminate production or otherwise fail to supply these materials for any reason, such failures could have a material adverse impact on our product sales and our business.

If we fail to maintain adequate quality standards for our products and services, our business may be adversely affected and our reputation harmed.

Our pharmaceutical and biotechnology customers are subject to rigorous quality standards in order to obtain and to maintain regulatory approval of their products and the manufacturing processes that generate them. A failure to sustain the specified quality requirements, including the integrity of the separations function performed by our products, could result in the loss of the applicable regulatory license. In addition, any delays or quality lapses in our customer’s production line could result in substantial economic losses to us. For example, large production lots of biotherapeutics are very delicate and expensive and a failure of a separation membrane could result in the contamination of the entire lot, requiring its destruction. We also perform services that may be considered an extension of our customers’ manufacturing and quality assurance processes, which also require the maintenance of prescribed levels of quality. Although we believe that our continued focus on quality throughout the company adequately addresses these risks, there can be no assurance that we will not experience occasional or systemic quality lapses in our manufacturing and service operations. If we experience significant or prolonged quality problems, our business and reputation may be harmed, which may result in the loss of customers, our inability to participate in future customer product opportunities, and reduced revenues and earnings.

We may be unable to establish and to maintain collaborative development and marketing relationships with business partners, which could result in a decline in revenues or slower than anticipated growth rates.

As a part of our business strategy, we have formed, and intend to continue to form, strategic alliances and marketing and distribution arrangements with corporate partners relating to the development, commercialization, marketing and distribution of certain of our existing and potential products to increase our revenues and to leverage our product and service offerings. Our success will depend, in part, on our ability to maintain these relationships and to cultivate additional corporate alliances with such companies. In 2005, we entered into a joint development agreement with Gen-Probe Incorporated.

We cannot ensure that our historical collaborative relationships will be commercially successful, that we will be able to negotiate additional collaborative relationships, that such additional collaborative relationships will be available to us on acceptable terms, or that any such relationships, if established, will be commercially successful. In addition, we cannot ensure that parties with which we have established, or will establish, collaborative relationships will not, either directly or in collaboration with others, pursue alternative technologies or develop alternative products in addition to, or instead of, our products. Such parties may also be acquired by our competitors to terminate our relationship. They may also experience financial or other difficulties that lessen their value to us and to our customers. Our results of operations and opportunities for growth may be adversely affected by our failure to establish and maintain successful collaborative relationships.

Demand for our bioprocess products and services are subject to the commercial success of our customers’ products which may vary for reasons outside our control.

Even if we are successful in securing participation for our products in a customer’s manufacturing process, sales of many of our bioprocess products and services remain dependent on the timing and volume of the customer’s production, over which we have no control. The customer’s demand for our products will depend on the regulatory approval and commercial success of the supported product. The regulatory process is complex, lengthy and expensive and can often take years to complete, if at all. Commercial success of a customer’s product, which would drive demand in production and commensurate demand for our products and services, is dependent on many factors, some of which can change rapidly, despite early positive indications. Any delay or cancellation by a customer of volume manufacturing may harm our revenues and earnings.

Technology innovations in the markets that we serve may create alternatives to our products and result in reduced sales.

Our customers constantly attempt to reduce their manufacturing costs and to improve product quality. Technology innovations to which our current and potential customers would have access could reduce or eliminate their need for our membrane or chromatography products. For example, if a new membrane or chromatography technology of one of our competitors is accepted by the pharmaceutical or biotechnology industry as a market standard, sales of our membrane or chromatography products would be negatively impacted. In addition, a disruptive technology that reduces or eliminates the use of membranes or chromatography would negatively impact the sale of our products. We may be unable to respond on a timely basis to the changing needs of our customer base and the new technologies we design for our customers may prove to be ineffective. Our failure to develop and to introduce or to enhance products able to compete with such new technologies in a timely manner could have a material adverse effect on our business, results of operations, and financial condition. We may be unable to respond on a timely basis to the changing needs of our customer base and the new technologies we design for our customers may prove to be ineffective.

We may be unable to realize our growth strategy if we cannot identify suitable acquisition opportunities in the future.

As part of our business strategy, we expect to continue to grow our business through acquisitions of technologies or companies. We may not identify or complete complementary acquisitions in a timely manner, on a cost-effective basis, or at all. In addition, we compete with other companies, including large, well funded competitors, to acquire suitable targets, and may not be able to acquire certain targets that we seek. There can be no assurance that we will be able to execute this component of our growth strategy which may harm our business and hinder our future growth.

To achieve desired growth rates as we become larger, we may seek larger or public companies as potential acquisition candidates. The acquisition of a public company may involve additional risks, including the potential for lack of recourse against public shareholders for undisclosed material liabilities of the acquired business. In addition, if we were to proceed with one or more significant future acquisitions in which the consideration consisted of cash, a substantial portion of our available cash resources could be used.

Our continued growth is dependent on our development and successful commercialization of new products.

Our future success will depend in part on timely development and introduction of new products that address changing market requirements. We believe that successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product. Customers are reluctant to switch to a competing product after making their initial selection. To the extent that we fail to introduce new and innovative products, we may lose market share to our competitors, which will be difficult or impossible to regain. An inability, for technological or other reasons, to successfully develop and introduce new products could reduce our growth rate or otherwise damage our business. In the past, we have experienced, and are likely to experience in the future, delays in the development and introduction of products. We cannot assure that we will keep pace with the rapid rate of change in life sciences research, or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance.

If we fail to attract, hire, develop and retain qualified personnel, we may not be able to design, manufacture, market or sell our products or successfully grow our business.

Competition for individuals with skills including sales, marketing, research, product development, engineering and others is strong and we may not be able to secure the personnel we need. The loss of the services of any key personnel, or our inability to hire new personnel with the requisite skills, could restrict our ability to develop new products and services or enhance existing products and services in a timely manner, sell products to our customers or manage our business effectively. As part of our global supply chain initiative to improve customer service and to amplify our product expertise, we have begun to concentrate our facilities in fewer geographical areas in which there is high demand for qualified staff.

If we do not achieve the anticipated cost benefits of our global supply chain initiative, our future profitability may be adversely impacted.

In 2004, we began a coordinated program to reorganize and to consolidate our worldwide supply chain function, including our manufacturing facilities. One of the purposes of this initiative was to reduce our overall manufacturing costs and improve our gross margin performance over time. A reorganization with this level of complexity and worldwide scope is subject to various execution risks. If we encounter unexpected delays or costs, our gross margin may not improve as we had anticipated. For example, delays in the required preparation and improvements of one of our primary facilities may defer the transfer of production from our facilities targeted for closing, resulting in continued carrying costs for such facilities. These preparations are subject to many factors, including the availability of construction materials and sophisticated production equipment, qualified construction labor and qualified additional production personnel. Even after completion of the program, we may not be able to obtain and maintain the anticipated efficiencies in our manufacturing and supply chain, which would limit our ability to improve or maintain our gross margins.

If our consolidated manufacturing operations were disrupted, we may be unable to supply products to our customers and achieve expected revenues.

We are in the process of executing a coordinated reorganization of our supply chain and manufacturing operations. In an effort to better serve our customers and to attain efficiencies of scale and expertise, we are consolidating the majority of our production facilities into three centers of excellence in Jaffrey, New Hampshire, Molsheim, France and Cork, Ireland. Each of these facilities serves as our primary production facility for specific product lines. This concentration of production, however, exposes us to a greater risk of disruption to our ability to manufacture and supply our products. If operation at any of these facilities were disrupted, we may not be able to deliver products to our customers and achieve expected revenues or earnings. If we were unable to reestablish production in a timely manner, we may lose customers and have difficulty regaining them. It is uncertain whether the safety measures and contingency plans that we have implemented or may implement will successfully address the risks that may arise if production is disrupted. Also, there can be no assurance that the insurance that we maintain to protect against business interruption loss will be adequate or that such insurance will continue to remain available on acceptable terms, if at all. The extent of the coverage of our insurance could limit our ability to mitigate for lost sales and could result in such losses materially and adversely affecting our operating results.

Sales of several of our products are dependent on a small number of customers, the loss of which may harm our business and result in a reduction in revenues and earnings.

No single customer represents more than 10% of our annual sales. However, sales of some of our products are dependent on a limited number of customers, who account for a significant portion of such sales. Some of these products are in areas in which we plan to grow substantially. The loss of such key customers for such products, or a significant reduction in sales to those customers, could significantly reduce our revenues in these products and adversely affect our future growth in such markets.

We may become involved in disputes regarding our patents and other intellectual property rights, which could result in prohibition on the use of certain technology in current or planned products, exposure of the business to significant liability and diversion of management’s focus.

We and our major competitors spend substantial time and resources developing and patenting new and improved products and technologies. Many of our products are based on complex, rapidly developing technologies. Although we try to identify all relevant third party patents and intellectual property rights, these products could be developed by the business without knowledge of published or unpublished patent applications that cover or use some aspect of these technologies. We have been and may in the future be sued by third parties alleging that we are infringing their intellectual property rights. These lawsuits are expensive, take significant time and divert management’s focus from other business concerns. If we are found to be infringing the intellectual property of others, we could be required to stop the infringing activity, or we may be required to design around or license the intellectual property in question. If we are unable to obtain a required license on acceptable terms, or are unable to design around any third party patent, we may be unable to sell some of our products and services, which could result in reduced revenue. In addition, if we do not prevail, a court may find damages or award other remedies in favor of the opposing party in any of these suits, which may adversely affect our earnings.

Our operations must comply with environmental statutes and regulations, and any failure to comply could result in extensive costs which would harm our business.

The manufacture of some of our products involves the use, transportation, storage and disposal of hazardous or toxic materials and is subject to various environmental protection and occupational health and safety laws and regulations in the countries in which we operate. This has exposed us in the past, and could expose us in the future, to risks of accidental contamination and events of non-compliance with environmental laws. Any such occurrences could result in regulatory enforcement or personal injury and property damage claims or could lead to a shutdown of some of our operations, which could have an adverse effect on our business and results of operations. We currently incur costs to comply with environmental laws and regulations and these costs may become more significant.

The environmental laws of many jurisdictions impose actual and potential obligations on us to remediate contaminated sites. These obligations may relate to sites:

•	that we currently own or operate;

•	that we formerly owned or operated; or

•	where waste from our operations was disposed.

These environmental remediation obligations could reduce our operating results. In particular, our accruals for these obligations may be insufficient if the assumptions underlying the accruals prove incorrect or if we are held responsible for additional, currently undiscovered contamination.

A substantial fine or penalty, the payment of significant environmental remediation costs or the loss of a permit or other authorization to operate or engage in our ordinary course of business could result in material, unanticipated expenses and the possible inability to satisfy customer demand.

If our efforts to integrate acquired or licensed businesses or technologies into our business are not successful, our business could be harmed.

As part of our business strategy, we expect to continue to grow our business through acquisitions of technologies or of companies that offer products, services and technologies that we believe would complement our technologies and services. In 2005, we acquired NovAseptic A.B. and MicroSafe B.V.

Managing these acquisitions and any future acquisitions will entail numerous operational, legal and financial risks, including:

•	difficulties in assimilating new technologies, operations, sites and personnel;

•	diversion of resources and management attention from our existing businesses and technologies;

•	inability to maintain uniform quality standards, controls, and procedures;

•	inability to retain key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations;

•	impairment or loss of relationships with key customers of acquired businesses;

•	issuance of dilutive equity securities;

•	incurrence or assumption of debt;

•	exposure to unknown or unanticipated liabilities;

•	additional expenses associated with future amortization or impairment of acquired intangible assets or potential businesses; and

•	exposure to federal, state, local and foreign tax liabilities in connection with any acquisition or the integration of any acquired businesses.

Our failure to address these risks successfully in the future could harm our business and prevent our achievement of anticipated growth.

Our sales may be negatively affected by the implementation of second source programs by our customers.

For many customers, we are the single source supplier for one or more critical components used in their production lines. We are aware of customers that have begun to implement second sourcing programs to reduce the potential risk of disruptions to their production due to a supply bottleneck. These can include diversifying purchases of one component among vendors or spreading the sources of components of a process, such as purification, among different suppliers. If, as a result of these second sourcing programs, existing customers were to choose another company to supply components that we currently supply, or if we lose future business opportunities for which we would otherwise be qualified, our future revenues may be harmed.

Our use of third party manufacturers exposes us to increased risks that may affect our ability to supply our customers.

As part of our efforts to consolidate our manufacturing operations, we have increased the outsourcing of certain manufacturing operations. For example, in 2006, we will be migrating most of our standard bioprocess systems production to a company in India in which we have a minority equity interest. In addition, we often source products resulting from collaborative development relationships from such development partners. Our increased dependence on third party contract manufacturers exposes us to increased risks associated with delivery schedules, manufacturing capability, quality control, quality assurance and costs. If any of our third party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations or becomes insolvent, then product shipments to our customers could be delayed, which would decrease our revenues and harm our competitive position and reputation.

Because we compete directly with one of our key suppliers and one of our significant distributors, our results of operations could be adversely affected if either of these parties discontinues or materially changes the terms of the agreement.

We source a key raw material from a significant competitor in the market into which we sell the resulting products. Although we purchase these materials under a supply agreement which provides for some supply protections, our business could be adversely affected if this supplier discontinues selling the raw materials to us. In addition, one of our competitors also serves as a significant distributor. If this distributor discontinued selling our products or materially changed the terms, our sales and earnings could be adversely affected in the short term.

If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected.

We rely on one centralized information system throughout our company to process orders, manage inventory and process shipments to customers. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers and suppliers, it could result in the loss of sales and customers, which could adversely affect our business.

We are subject to economic, political and other risks associated with our significant international sales and operations, which could adversely affect our business.

We conduct operations throughout the world through a variety of subsidiaries and distributors. Sales outside the United States were approximately 65% of total sales in both 2005 and 2004. A significant portion of our revenues, approximately 40% in 2005, is generated in Europe. We anticipate that revenue from international operations will continue to represent a significant portion of our revenues. In addition, two of our primary manufacturing facilities, Molsheim, France and Cork, Ireland, and many of our employees and suppliers, are located outside the United States. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including:

•	changes in the political or economic conditions in a country or region, particularly in developing or emerging markets;

•	trade protection measures and import or export licensing requirements;

•	differing tax laws and changes in those laws;

•	difficulty in staffing and managing widespread operations; and

•	differing regulatory requirements and changes in those requirements.

Foreign exchange fluctuations may adversely affect our reported earnings, the value of our assets and the costs of our debt repayment.

We prepare our consolidated financial statements in U.S. dollars, but a significant portion of our earnings and expenditures are in other currencies. In 2005, we derived about 65% of our revenues from customers outside the United States. Our sales made in countries other than the United States are typically made in the local currencies of those countries. As a result, fluctuations in exchange rates have caused and will continue to cause foreign currency transaction gains and losses. Fluctuations in exchange rates between the U.S. dollar and other currencies may also affect the book value of our assets outside the United States. In addition, in 2005, we borrowed €382 million under our new revolving credit facility denominated in Euros. We intend to repay in Euros from our European profits denominated in Euros. There can be no assurance that such cash flow from our European operations will be sufficient to repay such debt, in which case we may need to repay from profits denominated in U.S. dollars. In such an event, a significant appreciation of the Euro with respect to the U.S. dollar could expose us to additional foreign currency exposure. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effects of exchange rate fluctuations on future operating results. We seek to minimize our currency exposure by coordinating our worldwide supply sourcing, actively managing cross-border currency flows, and engaging in foreign exchange hedging transactions. Despite these steps, there can be no assurance that our foreign currency management strategy will adequately protect our operating results from the effects of future exchange rate fluctuations.

Reduction in our customers’ research and development budgets and government funding may result in reduced sales.

Our customers include researchers at pharmaceutical and biotechnology companies, academic institutions and government and private laboratories throughout the world. Their research and development budgets and activities have a large effect on the demand for our products and services. Fluctuations in our customers’ research and development budgets occur due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities and institutional budgetary policies. Our bioscience business could be adversely impacted by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies, academic institutions or government and private laboratories. In addition, short term changes in administrative, regulatory or purchasing-related procedures can create uncertainties or other impediments which can contribute to lower sales.

A portion of our bioscience sales have been to researchers, universities, government laboratories and private foundations whose funding may be dependent in part upon grants from government agencies such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies. The annual NIH budget for 2006 was cut from its 2005 budget, the first such reduction in 35 years. We cannot assure you that this trend will change. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our revenues may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government or industrial budget proposals. If researchers were not able to obtain, for any extended period, government funding necessary to purchase our products or if there is a decrease in overall research funding, it could reduce our bioscience sales and damage our business.

Our revenues may fluctuate, and this fluctuation could cause financial results to be below expectations.

Fluctuations in our operating results from period to period may occur for a number of reasons. In planning our operating expenses for the foreseeable future, we assume that revenues will continue to grow. Generally operating expenses cannot be adjusted quickly in the short term because we have significant fixed costs. If our revenues decline or do not grow as anticipated, we may not be able to reduce our operating expenses accordingly. Failure to achieve anticipated levels of revenue could therefore significantly harm our operating results for a particular period.

A revenue shortfall could arise from any number of factors, some of which we cannot control. For example, factors that may cause our results to vary by period include:

•	the volume and timing of orders from customers for our products and services;

•	the level and timing of our customers’ research and commercialization efforts;

•	changes in the mix of our products and services;

•	the number, timing and significance of new products and services introduced by our customers;

•	our ability to develop, market and introduce new and enhanced products and services on a timely basis;

•	changes in the cost, quality and availability of materials and components required to manufacture or use our products;

•	the timing and costs of any acquisitions of businesses or technologies;

•	the introduction of new products by us or our competitors,

•	exchange rate fluctuations; and

•	general economic conditions.

Increased exposure to product liability claims could adversely affect our earnings.

Product liability is a major risk in testing and marketing biotechnology and pharmaceutical products offered by our customers. Currently these risks are primarily borne by our customers. As our products and services are further integrated into our customers’ production processes, we may become increasingly exposed to product liability and other claims in the event that the use of our products or services is alleged to have resulted in adverse effects. There can be no assurance that a future product liability claim or series of claims brought against us would not have an adverse effect on our business or the results of operations. Our business may be materially and adversely affected by a successful product liability claim or claims in excess of any insurance coverage that we may have. In addition, product liability claims, regardless of their merits, could be costly and divert management’s attention, and adversely affect our reputation and the demand for our products.

We heavily rely on air cargo carriers and other third party package delivery services, and a significant disruption in these services or significant increases in prices may disrupt our ability to ship products or import materials, increase our costs and lower our profitability.

We ship a significant portion of our products to our customers through independent package delivery companies. In addition, we transport materials among our company facilities, including our facilities in France and Ireland, and import raw materials from worldwide sources. Consequently, we heavily rely on air cargo carriers and third party package delivery providers. If any of our key third party package delivery providers experiences a significant disruption such that any of our products, components or raw materials would not be delivered in a timely fashion or we would incur additional shipping costs that we could not pass on to our customers, our costs may increase and our relationships with certain of our customers may be adversely affected. In addition, if our third party package delivery providers increase prices, and we are not able to find comparable alternatives or make adjustments to our delivery network, our profitability could be adversely affected.

The stated value of long-lived and intangible assets may become impaired and result in an impairment charge.

As of December 31, 2005, we had approximately $380 million of long-lived assets. We continue to invest in the construction and upgrading of our manufacturing and research facilities which may have the effect of increasing the recorded value of our long-lived assets. If we are successful in acquiring additional complementary businesses and technologies, a substantial portion of the value of these may be recorded as goodwill, an intangible asset. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, failure to achieve the benefits of capacity increases and utilization, significant litigation arising out of an acquisition or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. The potential recognition of impairment in the carrying value, if any, could have a material and adverse affect on our results of operations.

Our level of debt could limit cash flow available for our operations and could adversely affect our ability to service our debt or obtain additional financing, if necessary.

As of December 31, 2005, our total debt was $552 million. Of this amount, approximately $100 million is due under our unsecured notes in 2007. We recently established a revolving credit facility against which we can borrow in either the United States or Europe, up to a maximum corporate availability of €430 million. As of December 31, 2005, we had drawn $452 million (€382 million) on this credit facility. At such time as all or a substantial portion of the proceeds from this credit facility were to be expended and our cash position reduced commensurately, our level of debt could restrict our operations and make it more difficult for us to satisfy our obligations, including under the notes. Among other things, our level of debt may expose us to the risk of increased interest rates because a substantial portion of our debt has variable interest rates.

We may require substantial additional capital to pursue strategic acquisitions or alliances, which capital we may not be able to obtain on commercially reasonable terms, if at all.

We anticipate that our currently planned capital requirements will be satisfied by the future operating cash flow, current cash balances or other existing financing sources. To the extent that we desire to pursue a strategic acquisition or alliance requiring substantial cash expenditures for which our existing resources and credit facilities are insufficient, we may need to raise funds through public or private debt or equity financings. There is no assurance that such additional funds will be available or, if available, that we can obtain such funds on terms acceptable to us.

If adequate funds are not available, we may have to forgo desired acquisitions or alliances, or reduce expenditures for research and development, production or marketing, which could have an adverse effect on our business. To the extent that additional capital is raised through the sale of equity or convertible securities, the issuance of such securities could result in dilution to our shareholders.

Item 1B.	Unresolved Staff Comments.

Millipore did not receive any written comments from the SEC during 2005.

Item 2.	Properties.

Millipore operates 11 manufacturing sites located in the United States, France, Ireland, United Kingdom and Brazil. The following table identifies the major production sites that are owned by Millipore, and describes the purposes and the approximate floor space and land area of each.

		Floor Space	Land Area
Location	Facility	Sq. Ft.	Acres
Bedford, MA	Manufacturing, research, warehouse and office	270,000	34
Billerica, MA	Manufacturing, research, warehouse and office	88,000	5
Danvers, MA	Manufacturing, research and office	108,000	16
Jaffrey, NH	Manufacturing, warehouse and office	222,000	52
Molsheim, France	Manufacturing, research, warehouse and office	372,000	20
Cork, Ireland	Manufacturing, warehouse and office	148,000	38
Cidra, Puerto Rico	Manufacturing, warehouse and office	125,000	29

We own a total of approximately 1.4 million square feet of usable space in facilities worldwide (including the facilities listed above), which is used for office, research and development, manufacturing and warehouse purposes. None of our owned facilities are subject to any material encumbrances, except for a finance lease on a portion of the Molsheim, France property.

In addition to our owned properties, we currently lease facilities throughout the world for office, research and development, manufacturing and warehouse uses. The aggregate area of our leased space worldwide is approximately 954,000 square feet and the net rental cost of such leased space was approximately $10.7 million in 2005. The following leased facilities are the most significant:

1.	A lease of 104,000 square feet in a building located in Billerica, Massachusetts, in which our corporate headquarters offices are located, provides for a term ending in 2012, with renewal options for an aggregate of 10 years.

2.	A lease of a 134,000 square foot building in Bedford, Massachusetts used for manufacturing and research and development provides for a term ending in 2006. We intend to vacate this property upon the expiration of the lease.

3.	A lease of a building of 130,000 square feet located in Burlington, Massachusetts, used as our North American distribution center, provides for a term expiring in 2007 and has a single 5-year extension option.

4.	A lease of a building of 28,000 square feet located in Consett, England that is used for manufacture of chromatography media products and for related research and development provides for a term expiring in 2016.

As part of a coordinated program to optimize our global manufacturing operations, we intend to sell our Cidra, Puerto Rico facility if we can do so on satisfactory terms and lease back such capacity as we may need until 2008, when we intend to cease operations at this facility. This facility currently operates at approximately 59% of manufacturing capacity.

During 2005, we demolished approximately 114,000 square feet of our Bedford, Massachusetts facility in connection with a major planned renovation. We are currently constructing a new building of approximately the same area at this location to house certain research and development activities. We anticipate completion and occupation of the new facility by the end of 2006.

All of the other above listed owned and leased major facilities, including the remaining portion of our owned Bedford, Massachusetts facility, are substantially utilized.

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

Millipore’s Common Stock, $1.00 par value, is listed on the New York Stock Exchange and is traded under the symbol “MIL”. The following table sets forth, for the indicated fiscal periods, (i) the high and low sales prices of Millipore’s Common Stock (as reported on the New York Stock Exchange Composite Tape). On March 1, 2006, there were approximately 22,854 registered and beneficial shareholders of record.

	Range of Stock Prices
	2005		2004
	High	Low	High	Low
First Quarter	$49.12	$42.84	$54.08	$42.50
Second Quarter	$56.84	$42.60	$56.37	$50.85
Third Quarter	$65.05	$57.65	$55.41	$47.75
Fourth Quarter	$67.40	$59.90	$51.17	$44.45

The Company did not declare any cash dividends during 2005 or 2004. The Company does not currently have plans to make future cash dividend declarations or payments.

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

MILLIPORE CORPORATION

FIVE YEAR SUMMARY OF OPERATIONS

	2005		2004	2003		2002		2001
	(In thousands, except per share data)
Statement of Income Data:
Net sales	$991,031		$883,263	$799,622		$704,251		$656,898
Cost of sales	472,023		412,129	369,174		308,146		291,219

Gross profit	519,008		471,134	430,448		396,105		365,679
Selling, general and administrative expenses	304,696		267,540	243,440		215,358		196,641
Research and development expenses	66,052		62,485	58,385		52,353		45,816
Purchased intangibles amortization	4,333		3,256	3,379		3,700		4,116
Purchased in-process research and development	3,149	(1)	—	—		—		—
Restructuring and other	—		—	(1,400	)(3)	1,124	(5)	17,962	(3)

Operating income	140,778		137,853	126,644		123,570		101,144
Loss on investments	—		—	—		(2,344	)(6)	—
Loss on early extinguishment of debt	—		—	—		—		(1,899	)(7)
Interest income	3,466		2,073	2,035		1,347		2,591
Interest expense	(6,711)		(9,447)	(16,505)		(18,981)		(25,336)

Income before income taxes	137,533		130,479	112,174		103,592		76,500
Provision for income taxes	57,365	(2)	24,923	11,378	(4)	22,791		14,247

Income from continuing operations	80,168		105,556	100,796		80,801		62,253

Loss from discontinued operations, net of taxes	—		—	—		—		(6,736)
Income (loss) on disposal of discontinued operations, net of taxes	—		—	—		2,900		(24,400)

Total discontinued operations	—		—	—		2,900		(31,136)

Net income	$80,168		$105,556	$100,796		$83,701		$31,117

Basic net income (loss) per share:
Continuing operations	$1.57		$2.13	$2.08		$1.68		$1.32
Discontinued operations	—		—	—		0.06		(0.66)

Net income	$1.57		$2.13	$2.08		$1.74		$0.66

Diluted net income (loss) per share:
Continuing operations	$1.55		$2.10	$2.06		$1.67		$1.30
Discontinued operations	—		—	—		0.06		(0.65)

Net income	$1.55		$2.10	$2.06		$1.73		$0.65

Cash dividends declared per share	$—		$—	$—		$—		$0.44
Weighted average shares outstanding:
Basic	50,953		49,469	48,574		48,170		47,100
Diluted	51,659		50,201	49,046		48,448		48,060

Balance Sheet Data (at end of year):
Working capital	$824,502		$377,846	$316,070		$255,282		$177,676
Total assets	1,646,665		1,013,819	960,298		810,151		971,435
Total assets from continuing operations	1,646,665		1,013,819	960,298		810,151		653,807
Long-term debt	552,285		147,000	216,000		334,000		320,000
Total shareholders’ equity	791,563		638,850	464,681		299,707		413,022

(1)	In the third quarter of 2005, we expensed purchased in-process research and development related to the acquisition of NovAseptic A.B. because these costs had no alternative future uses and had not reached technological feasibility.

(2)	Provision for income taxes for 2005 includes $30,634 tax obligations related to the repatriation of foreign earnings and the release of $3,177 of tax valuation allowance.
(3)	Amounts were related to restructuring charges taken in connection with our 2001 restructuring program which included reducing, consolidating and outsourcing certain manufacturing operations, centralization of European shared services (including order processing, cash collections and cash application processes) and streamlining certain corporate shared services and divisional overhead functions. The charges in 2001 included $15,432 for employee severance costs, $1,072 for lease cancellation costs, and $1,458 for the write-off of fixed assets that were no longer in use. In 2003, we completed the restructuring program. Upon completion of this restructuring program and final cash disbursements in the second quarter of 2003, we reversed $354 for previously estimated lease and severance payments, as these amounts were no longer required and recorded $250 of assets that had been originally written-off. In addition to completing the 2001 restructuring program during 2003, we received proceeds of $1,250 and realized a gain of $796 in connection with the sale of real estate.
(4)	Provision for income taxes for 2003 includes a release of $21,971 of tax valuation allowance related to certain foreign tax credits and a provision of $10,000 additional tax reserve related to exposures previously mitigated by the reserved foreign tax credits.
(5)	In 2002, we settled a lawsuit that resulted in a payment of $1,124 in damages and license fees.
(6)	In 2002, we recognized $2,344 of losses attributable to investments, of which $2,200 was associated with PurePulse Technologies, Inc. (“PurePulse”), from which we had acquired rights to sell virus inactivation products. PurePulse suspended operations in 2002 and we recorded an impairment charge for the full amount of the investment.
(7)	In 2001, we prepaid $25,000 of a note payable and recorded a $1,899 loss for the premium associated with the early redemption.

Note: Certain reclassifications have been made to previously reported financial data to conform to the 2005 presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Millipore Corporation. MD&A is provided as a supplement to, and should be read in conjunction with our financial statements and the accompanying notes to the financial statements.

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

General Overview

We are a leading provider of consumable and hardware products and services that improve productivity in biopharmaceutical manufacturing and in clinical, analytical and research laboratories. We are organized into two operating divisions: Bioprocess, which represents approximately 60% of our business, and Bioscience, which represents approximately 40% of our business. Our Bioprocess division helps our customers to optimize their manufacturing productivity and to scale up the production of therapeutic drugs, including difficult-to-manufacture biologics. We assist drug production during both pre-clinical development and manufacturing scale-up after drug approval. Our Bioscience division helps to optimize laboratory productivity and workflows. Both divisions provide consumables, hardware and services. In Bioprocess, we offer solutions in the following categories: process filtration and chromatography, process monitoring tools, systems and components, and services. In Bioscience, we offer sample preparation products, as well as laboratory water solutions and services.

In Bioprocess, we derived the highest percentage of our revenues from process filtration and chromatography consumable products in 2005. These products enable companies to separate the desired components from the undesired components in a fluid stream or to isolate the molecules that are the basis of their drugs. Our process monitoring tools allow customers to measure the levels of microbial contamination in their drugs in order to verify their quality and purity. We support commercial-scale drug production for customers through processing systems and components. These systems and components are needed to effectively purify and produce complex biologics and other drugs in large quantities. Our Bioprocess services offerings include conducting biological testing, process validation testing and related consulting services for customers.

In Bioscience, we provide our laboratory customers with systems for producing ultrapure water, which is essentially free of contaminants and is needed to conduct a variety of experiments in the laboratory. These laboratory water systems save our customers time and money by making high purity water easily accessible by many scientists. In addition to purifying water, laboratory scientists must work with sterile solutions and are increasingly involved in conducting DNA and protein research, which begins with the ability to extract and concentrate specific molecules for analysis. Our laboratory sample preparation products aid in these efforts as well as in the accurate and consistent analysis of sample molecules. Our Bioscience services are primarily focused on the maintenance of our laboratory water systems.

Revenue Growth

During 2005, revenue growth was 12% both in U.S. dollars and in constant currencies, of which acquisitions contributed 2%. This compares to revenue growth in 2004 of 10% in U.S. dollars and 6% in constant currencies. We expect our 2006 revenue growth in constant currencies to be 10% to 12%. Additional information related to sales begins on page 33 of this report.

Business Drivers

The market drivers of our Bioprocess division include increasing demand and production volumes of marketed therapeutics and an accelerating number of approvals for new biologics. In particular, a higher number of approvals for monoclonal antibodies, recombinant vaccines and other recombinant protein-based therapeutics are driving the market. Monoclonal antibodies, which are separation-intensive, complex to produce, and require significant use of our Bioprocess solutions, are being approved at faster rates and are being produced in larger volumes due to increasing demand and their ability to treat intractable diseases. The growth in biologics is creating an increase in demand for our consumable products that enable the production of therapeutic drugs. We provide a number of technologies that can be used in small-scale production of a drug and reliably scale up to commercial size manufacturing volumes. As a result, we expect our revenue related to a specific drug will increase over the various stages of the drug approval process; in particular, as the drug moves into later stage clinical trials and ultimately into commercial production.

The quarterly revenues in our Bioprocess division can vary significantly, particularly due to fluctuations associated with our business related to biologics. Additionally, new initiatives by biotechnology and pharmaceutical companies to improve their manufacturing productivity have also increased the demand for Millipore’s products and services. In the U.S., the Food and Drug Administration’s Process Analytical Technologies Initiative is affecting how our customers measure and characterize their production processes, which is creating demand for faster and more frequent testing utilizing our products.

The market drivers of our Bioscience division include global expansion of laboratories and the corresponding products used by scientists in these laboratories to conduct drug development and protein research. New pressures on global pharmaceutical and biotechnology companies to improve research and development productivity and identify new drug candidates has led to increasing demand for our products that increase laboratory productivity. The market is also being driven by an increasing focus on virus research due to public health concerns and research precipitated by bioterrorism defense efforts. The growth in clinical tests worldwide due to an aging population and improvements in clinical diagnostics technology is increasing the demand for consumable products used in these tests.

Strategy

In June 2005, we announced a new strategy designed to capitalize on our strong brand and market position and to support our plans for growth over the next five years. As part of this new strategy, we are seeking to expand our products and services, build new technological capabilities and leverage acquisitions and collaborations. In order to meet these objectives, we have established the following strategic priorities: continue to strengthen our leadership position with our biopharmaceutical manufacturing customers; become a strategic supplier to bioscience research markets; lead our industry in product quality and manufacturing effectiveness; and bring new talent into the organization. During 2005, we began to execute against this strategy, acquiring two companies, NovAseptic A.B. (“NovAseptic”) and MicroSafe B.V. (“MicroSafe”), and forming a collaboration with Gen-Probe Incorporated (“Gen-Probe”) for next generation process monitoring tools. We also continued to execute a significant global supply chain initiative designed to improve our product quality and manufacturing effectiveness and have targeted a significant improvement in our gross margins by 2009.

2005 Highlights

•	In January 2005, Martin D. Madaus joined the Company as President and Chief Executive Officer. Dr. Madaus was appointed Millipore’s Chairman in March 2005.

•	We combined our former Laboratory Water and Life Science divisions into a new Bioscience division, resulting in our two current operating divisions.

•	We restructured the executive management team, with 21 of our top 34 executives being new, or in new or expanded positions since January 1, 2005.

•	In July 2005, we expanded the scope of our global supply chain initiative in an effort to improve our profitability over the next four years. This included announcing our efforts to significantly reduce the number of our worldwide manufacturing facilities by 2009. As part of this effort, we are consolidating our worldwide Bioprocess systems hardware manufacturing operations in 2006 and closing our Puerto Rico facility in 2008. We are also implementing improvements to our procurement and manufacturing processes.

•	In July 2005, we began the expansion of our Bioprocess services offerings through the acquisition of MicroSafe. MicroSafe develops assays and provides testing services from its Netherlands laboratories to help biotechnology and pharmaceutical customers monitor quality and compliance in the drug manufacturing process. MicroSafe enhances our Bioprocess services offering to European customers and enables us to participate in the outsourcing trend of the biotechnology industry.

•	In August 2005, we broadened our offering of innovative Bioprocess solutions through the acquisition of NovAseptic. NovAseptic provides products for aseptic processing applications in biotechnology and pharmaceutical manufacturing operations and expands our Bioprocess division’s process monitoring tools and systems and components businesses.

•	In August 2005, we entered into an alliance with Gen-Probe to develop, manufacture and commercialize innovative nucleic acid testing products for rapid microbiological and virus monitoring in biotechnology and pharmaceutical manufacturing processes. These products, the first of which we expect to market in 2007, are intended to improve the speed and accuracy of current testing methods used in the industry.

•	In December 2005, we strengthened our financial flexibility by establishing a new €430 million revolving credit facility.

•	During 2005, we launched 40 new products from across both of our divisions and for a variety of applications, including our Direct-Q® water purification system, Lynx® disposable manufacturing connectors, Millistak+® Pod clarification filters, Viresolve® prefilter capsule filters, Integritest® -4 integrity testing instrument, Millipore Express® PES SHR cartridges and capsules, several new ranges of filter housings for biopharmaceutical and beverage markets, Acerta™ liquid filling system, Immobilon™FL membranes and Immobilon™ Western HRP and AP Chemiluminescent Substrates for Western blotting applications.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our critical accounting policies had a significant impact on the preparation of these financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following accounting policies and estimates require us to make the most difficult judgments in the preparation of our consolidated financial statements and accordingly are critical.

Revenue Recognition.  Revenue from the sale of products is recognized when evidence of an arrangement is in place, related prices are fixed or determinable, delivery has occurred (contractual obligations have been satisfied and title and risk of loss have been transferred to the customer) and collection of the resulting receivable is reasonably assured. When significant obligations remain, such as customer site acceptance testing after products are delivered, revenue and related costs are deferred until such obligations are fulfilled.

Revenue from service arrangements is recognized when the services are provided. For laboratory water systems, installation and maintenance service revenues are recognized when the site service visit is completed. For validation and sample testing services provided to customers, revenue is recognized when the contracted study is completed and accepted by the customer.

Revenue for fixed price contracts associated with our large, custom process equipment business is recognized under the percentage of completion method (“POC”). Over the past three years, approximately 3% of our revenues have been derived from POC sales. Revenue is recognized based on the ratio of hours expended compared with the total estimated hours to complete the construction of the process equipment. The cumulative impact of any revisions in estimates of the percent completed is reflected in the period in which the changes become known. In the event that assumptions used in calculating POC during the construction of the process equipment are later revised, total revenue and expenses estimated for contracts upon completion could differ from the latter estimate. If it is estimated that the project will result in a loss when completed, the entire loss is recognized at that point. Actual results related to POC estimates have been materially the same as the assumptions used at the beginning of each contract. In addition, should a POC contract be cancelled while in progress, we would generally be able to recover expenses incurred with progress payments previously received during the design and construction period. Typically, such progress payments can range between 20% and 60% of the total contract sales value. Historically, we have experienced few cancellations.

Allowance for Doubtful Accounts.  We regularly evaluate our ability to collect outstanding receivables. Allowances for doubtful accounts are provided when collection becomes unlikely. In performing this evaluation, significant estimates are involved, including an analysis of risks on a customer-by-customer basis. Based upon this information, we reserve an amount believed to be uncollectible. At December 31, 2005, the allowance for doubtful accounts represented approximately 2% of gross receivables. During the past three years, we have provided between $1.0—$2.0 million per year for allowances for doubtful accounts, which approximates bad debt write-offs during those years. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

Inventory Valuation Analysis.  Our product life cycle is generally a minimum of 5 years and may be in excess of 20 years. Therefore, given the stable demand for our products, we generally rely upon recent historic usage and estimated future demand in estimating the realizable value of our inventory. Finished goods and components that are determined to be obsolete are written-off when such determination is made. In certain cases, for newly introduced products and overstocked products, estimated future demand is considered in establishing inventory write-downs. Raw material and work-in-process inventories are also reviewed for obsolescence and alternative or future use based on reviewing manufacturing plans, estimated future demand and market conditions. In situations where it is determined that work-in-process inventories cannot be converted into finished goods, the inventories are written down to net realizable value. Inventory at December 31, 2005 reflects cumulative net realizable value write-downs of $16.2 million. Should it be determined that write-downs are insufficient, we would be required to record additional inventory write-downs, which would have a negative impact on gross margin. Once recorded, inventory valuation provisions are not subsequently reversed.

Valuation of Long-lived Assets.  Valuation of certain long-lived assets, including property, plant and equipment, intangible assets and goodwill, requires significant judgment. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. A significant portion of the purchase price in our acquisitions is assigned to intangible assets and goodwill that require that we use significant judgment in determining (i) the fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible assets will be amortized.

We utilize third-party valuation experts to assist us in this process. Changes in the initial assumptions could lead to changes in amortization expense recorded in our future financial statements.

For intangible assets and property, plant and equipment, we assess the carrying value of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include but are not limited to the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant negative industry or economic trends; or

•	significant changes or developments in strategy or operations which affect our intellectual or tangible properties.

Should we determine that the carrying value of long-lived assets and intangible assets may not be recoverable, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Significant judgments are required to estimate future cash flows, including the selection of appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for these assets.

We perform annual reviews for impairment of goodwill or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill may be considered to be impaired if we determine that the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units. During the second quarter of 2005, we conducted an impairment review of our $9.4 million of goodwill at that time and concluded that it was not impaired. In the third quarter of 2005, we completed two acquisitions in our Bioprocess reporting unit which increased our goodwill balance to $82.7 million as of December 31, 2005. If the fair value of our Bioprocess reporting unit were substantially reduced, we may incur charges for impairment of goodwill.

Income Tax Provision.  We recognize income taxes when transactions are recorded in our statement of income, with deferred taxes provided for items that are recognized in different periods for financial statement and tax reporting purposes. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In addition, we estimate our exposures relating to uncertain tax positions and establish reserves for such exposures when they become probable and reasonably estimable.

Our valuation allowance is provided to reserve against the expiration of state research credit carryforwards, state investment credit carryforwards, state net operating loss carryforwards and other state deferred tax assets. At December 31, 2005, we had $24.2 million of state research credit and net operating loss carryforwards and other state deferred tax assets, all of which are fully reserved with a valuation allowance. At December 31, 2005, projections of future taxable income show that all remaining federal general business credits (“GBC”) will be utilized. As a result, we released the remaining federal valuation allowance of $3.2 million. At December 31, 2005, we had GBC carryforwards of approximately $8.8 million that expire in the years 2006 through 2025.

We are a worldwide business. Due to our size and the number of tax jurisdictions within which we conduct our business operations, we are subject to tax audits on a regular basis. Significant judgment is required in determining our worldwide provision for income taxes. We periodically assess our exposures related to our provision for income taxes and appropriately accrue taxes for contingencies that may result in potential tax obligations. We believe the reserves are necessary to adequately reflect tax obligations which may arise out of current and future audits. Any reduction of these contingent liabilities or additional assessment would increase or decrease income, respectively, in the period such determination is made.

We provide for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered indefinitely invested outside the U.S. As we repatriated approximately $500 million of foreign earnings under the American Jobs Creation Act of 2004 in December 2005, there were no cumulative earnings outside the U.S. upon which U.S. income taxes had not been provided as of December 31, 2005. Despite the one-time repatriation election, we expect future earnings of certain foreign subsidiaries will be considered indefinitely invested outside of the U.S.

Employee Pension and Postretirement Medical Plans.  In the U.S., we sponsor a pension plan and a postretirement medical plan covering substantially all employees who meet certain eligibility requirements. For both plans, we determine several assumptions that are used in calculating the expense and liability of the plans.

For the pension plan, these key assumptions include the discount rate, expected return on plan assets, and rate of future compensation increases. In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits under the pension plan. This included considering the trusts’ asset allocations and the expected returns likely to be earned over the life of this plan. The assumed discount rate approximates the actual rate at which benefits could effectively be settled. We used Moody’s Aa corporate bonds rate index as the benchmark rate for estimating our discount rate for 2005 pension expense. As of December 31, 2005, we adopted the Citigroup Pension Liability Index yield curve to determine our discount rate for calculating the projected benefit obligation because it has been developed specifically for pension plan liabilities and is increasingly accepted as the more appropriate index than other bond indices. In addition, our actuarial consultants determine the expense and liabilities of the plan using other assumptions for future experience, such as withdrawal and mortality assumptions. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the amount of pension expense recorded by us in future years. During 2005, we recognized our pension expense using a discount rate of 5.75%, an expected return on plan assets of 8.00% and a rate of future compensation increases of 4.00% related to our U.S. pension plan. The most sensitive assumptions used in calculating the expense and liability of our U.S. pension plan are the discount rate and the expected rate of return on plan assets. Although they are the most sensitive assumptions, a 50 basis point change in either assumption would be immaterial to our results of operations.

For the postretirement medical plan, key assumptions include the discount rate and the future medical cost escalation rate. Our actuarial consultants also employ other assumptions for future experience, such as withdrawal and mortality. The actuarial assumptions used by us may differ materially from future actual results due to changing conditions in the growth of medical expenses or longer or shorter life spans of the participants. These differences may have a significant effect on the amount of postretirement medical expense recorded by us. During 2005, we used a discount rate of 5.75% and an expected medical cost escalation rate that declines gradually from 9.00% in 2005 to 5.0% in 2012. Although they are the most sensitive assumptions, a 50 basis point change in either assumption would be immaterial to our results of operations.

In certain foreign subsidiaries, we also sponsor pension plans for our employees. Accounting and reporting for these plans requires the use of country specific assumptions for discount rates, expected returns on assets and rates of compensation increases. We apply a consistent methodology, year over year, in determining the key assumptions which, in addition to future experience assumptions such as withdrawal rates and mortality rates, are used by our actuaries to determine our liabilities and expenses for each of these plans. The most sensitive assumptions used in calculating the expense and liability of our foreign pension plans are the discount rate and the expected rate of return on plan assets. Although they are the most sensitive assumptions, a 50 basis point change in either assumption would be immaterial to our results of operations.

Intent to Refinance Short-term Debt as Long-term Debt.  Our new credit agreement allows for revolving loan borrowings of up to €430.0 million. Borrowings against our new credit agreement of $452.3 million (€382.0 million) were outstanding at December 31, 2005 and have been classified as long-term because of our intent and ability to continuously refinance such borrowings. If our intent changes, it could result in a significant amount of debt being recharacterized as short-term debt in future financial statements.

Results of Operations

Net Sales by Division

Net sales growth by division, as compared with the prior year, is summarized in the table below:

	U.S. dollars (in thousands)			Percent sales growth
	2005	2004	2003	2005	2004
Bioprocess	$601,453	$519,892	$470,920	16%	10%
Bioscience	389,578	363,371	328,702	7%	11%

Total net sales in U.S. dollars	$991,031	$883,263	$799,622	12%	10%

	Constant currencies (in thousands)			Percent sales growth
	2005	2004	2003	2005	2004
Bioprocess	$551,065	$478,126	$450,184	15%	6%
Bioscience	353,519	330,895	315,148	7%	5%

Total net sales in constant currencies	904,584	809,021	765,332	12%	6%
Foreign exchange impact	86,447	74,242	34,290

Total net sales in U.S. dollars	$991,031	$883,263	$799,622	12%	10%

Bioprocess Division

During 2005, Bioprocess division sales increased 15% in constant currencies as compared with 2004. Excluding acquisitions, the division’s revenue growth rate was 13%. Consumables sales increased 15% in 2005. The division experienced strong demand for chromatography media and other consumable filtration devices by customers for use in the production of monoclonal antibody and recombinant protein therapeutics as well as for vaccines. Hardware sales increased 16% primarily due to the acquisition of NovAseptic during the third quarter. Services, which represent a small percentage of Bioprocess division sales, grew 64% due to our strategic MicroSafe acquisition in the third quarter of 2005.

During 2004, sales increased 6% in constant currencies as compared to 2003. The increase was primarily due to higher demand for chromatography media and process scale filtration devices as well as increased manufacturing campaigns of marketed biotechnology drugs, and start-up and validation of new customer production lines and their processes. Partially offsetting this increase was a decline in hardware sales. Hardware sales are impacted by customer decisions to add or modify their production capacity and are, therefore, cyclical in nature which may result in significant variability in period-to-period sales growth comparisons.

Bioscience Division

In the Bioscience division, constant currency sales grew 7% during 2005 as compared with 2004. Strong demand for consumable products used in laboratory water purification, drug discovery and other general filtration applications was partially offset by declining sales of products used in OEM devices and genomics applications by life science laboratories. In addition, services provided to customers for water purification equipment grew as the installed base of equipment continued to grow.

During 2004, sales increased 5% in constant currencies as compared to 2003. Throughout 2004, we saw an increase in drug discovery and drug development spending by pharmaceutical companies especially in the United States and certain European countries. Modest sales improvements to customers in Europe was due to a slowly improving European economy and increased laboratory activities by customers within environmental, public health, clinical and university sectors. The Asia/Pacific region also was favorably impacted due to improved economic conditions, partially offset by the impact from a change in Japanese government policies which delayed the utilization of otherwise available research grants by government and university laboratories.

Net Sales by Geography

Sales growth by geography, as compared with the prior year, is summarized in the table below:

	U.S. dollars (in thousands)			Percent sales growth
	2005	2004	2003	2005	2004
Americas	$419,666	$367,284	$336,128	14%	9%
Europe	399,592	353,605	318,350	13%	11%
Asia/Pacific	171,773	162,374	145,144	6%	12%

Total net sales in U.S. dollars	$991,031	$883,263	$799,622	12%	10%

	Constant currencies (in thousands)			Percent sales growth
	2005	2004	2003	2005	2004
Americas	$414,578	$366,160	$336,195	13%	9%
Europe	328,246	291,292	285,455	13%	2%
Asia/Pacific	161,760	151,569	143,682	7%	5%

Total net sales in constant currencies	904,584	809,021	765,332	12%	6%
Foreign exchange impact	86,447	74,242	34,290

Total net sales in U.S. dollars	$991,031	$883,263	$799,622	12%	10%

	% of net sales (in U.S. dollars)			% of net sales (in constant currencies)
	2005	2004	2003	2005	2004	2003
Americas	43%	42%	42%	46%	45%	44%
Europe	40%	40%	40%	36%	36%	37%
Asia/Pacific	17%	18%	18%	18%	19%	19%

Total	100%	100%	100%	100%	100%	100%

In 2005, the Americas achieved constant currency sales growth of 13%, primarily driven by the Bioprocess division which experienced strong sales of consumable chromatography media and process scale filtration devices. Further, our customers increased their spending for drug discovery projects, thereby supporting the demand for our consumables offerings. In Europe, the 13% constant currency sales growth was primarily due to chromatography and filtration consumables. Our NovAseptic and MicroSafe acquisitions positively impacted sales growth in both the Americas and Europe. The growth in the Asia/Pacific region was modest.

During 2005 as compared to 2004, revenue growth was the same in both actual U.S. dollars and constant currencies as a result of a mix of currency movements during the year. A stronger U.S. dollar negatively impacts

U.S. dollar sales growth because approximately 65% of our sales are outside the U.S. Since we have a higher percentage of our sales in Europe than in Asia, the impact of translating sales denominated in European currencies will have a greater impact on our U.S. dollar sales than the impact of translating sales denominated in Asian currencies.

In 2004, the Americas achieved constant currency sales growth of 9% driven by strong sales of process and laboratory scale consumables. Sales benefited from the improving economic environment, improved capital markets for life science and biotech start-ups, and increased spending on drug discovery research. The modest increase in sales to customers in Europe was due to a slowly improving European economy and increased laboratory activities by customers within environmental, public health, clinical and university sectors. The increase in sales within the Asia/Pacific region was due to improved economic conditions, partially offset by the impact from a change in Japanese government policies which delayed the utilization of otherwise available research grants by government and university laboratories.

During 2004, the U.S. dollar, with respect to foreign currencies, was weaker on average as compared to prior year levels. A weaker U.S. dollar would positively impact U.S. dollar sales growth. The impact of translating foreign currency sales to the U.S. dollar improved the reported sales growth rate by approximately 4%. The U.S. dollar weakened against the Euro on average by approximately 9% and against the Japanese Yen by approximately 7% as compared with 2003.

Net Sales by Product Type

	Constant currencies (in thousands)			Percent sales growth
	2005	2004	2003	2005	2004
Consumables	$712,045	$637,059	$596,424	12%	7%
Hardware	153,722	139,674	140,490	10%	(1)%
Services	38,817	32,288	28,418	20%	14%

Total net sales in constant currencies	904,584	809,021	765,332	12%	6%
Foreign exchange impact	86,447	74,242	34,290

Total net sales in U.S. dollars	$991,031	$883,263	$799,622	12%	10%

	% of net sales (in constant currencies)
	2005	2004	2003
Consumables	79%	79%	78%
Hardware	17%	17%	18%
Services	4%	4%	4%

Total	100%	100%	100%

Sales growth of consumables in 2005 as compared to 2004 was driven by strong demand for chromatography media and other filtration devices used in drug production and by strong demand for our Bioscience consumable products used in laboratory water purification, drug discovery and other general filtration applications which was partially offset by declines of sales of products used in genomics applications by life science laboratories. Hardware sales increased primarily due to the NovAseptic acquisition during the third quarter of 2005. The growth in services is primarily the result of the MicroSafe acquisition in the third quarter of 2005 and services provided to customers for water purification equipment as our installed base of such equipment continued to grow.

Sales of our consumables grew in 2004 as compared with 2003 primarily due to the sales of chromatography media and filtration devices used in drug manufacturing. The decline in hardware sales in 2004 as compared to

2003 was predominantly driven by two factors. In 2003, we adopted a more selective set of sales criteria which focused on those hardware orders with higher profitability or orders where the customer indicated intent to purchase our consumables and services. In addition, capital purchases made by our customers are generally used for construction of their manufacturing capacity and thus can vary significantly period to period based on their product demand or new drug processes. The growth in the sales of services in 2004 was due to continued demand for maintenance of our installed base of laboratory water filtration systems as well as increased marketing of validation support services to our biotechnology and pharmaceutical customers.

Gross Margin

Gross margin percentages were 52.4% in 2005, 53.3% in 2004 and 53.8% in 2003. The decrease in our gross margin in 2005 as compared to 2004 was primarily due to $12.5 million costs recorded in connection with our global supply chain initiatives, which included $6.8 million for severance, $2.4 million for accelerated depreciation and $3.3 million for inventory write-downs. In addition, our 2005 gross margin was negatively impacted by the sale of products acquired in connection with the NovAseptic acquisition as the value of the acquired inventories were written up to fair value under the purchase accounting rules. These were offset by improvements in production costs as a result of improved execution in our global supply chain as well as higher overall production volume in 2005. Movements in currency exchange rates did not have a significant impact on our gross margin in 2005. During 2006, we will continue to incur similar costs for the global supply chain initiatives, but we also expect to see some improvements in our gross margin from these projects as compared to the gross margin in 2005.

The decrease in our gross margin in 2004 as compared with 2003 was primarily due to the strengthening of the Euro against the U.S. dollar, which increased the average cost of products manufactured in our European plants. Had exchange rates in 2004 been similar to 2003 rates, gross margin would have been approximately flat year to year. In addition, plant start-up and product validation spending for the new membrane manufacturing facility, which was completed in 2004, as well as increased incentive compensation expense in 2004 offset the higher net realizable value write-downs of inventory and other costs in 2003.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $37.2 million or 13.9% as compared to 2004. Included in our 2005 SG&A expenses were $11.6 million executive transition costs and $3.2 million severance related to our divisional consolidation as compared to $4.4 million in CEO transition costs recorded in 2004. The executive transition costs included costs associated with the CEO transition and other executive termination agreements. Higher SG&A expenses in 2005 also included $11.3 million higher incentive compensation and salaries as a result of improved operating results and increases in our overall employee headcount. In addition, we incurred higher professional fees in 2005 as a result of various corporate initiatives, including repatriation of foreign earnings, development of corporate strategy, recruiting costs, sales training and demolition costs for our Bedford campus. Operating expenses from our NovAseptic and MicroSafe acquisitions also accounted for $7.5 million of the increase in our SG&A expenses. The demolition costs for our Bedford campus are for site preparation for our new research and development facility which will be completed in 2006.

In 2004, SG&A expenses increased $24.1 million or 9.9% as compared with 2003. The increase in 2004 was primarily due to a $13.6 million increase resulting from the U.S. dollar weakening against the Euro and the Yen, $4.4 million in CEO transition costs, a $3.0 million write-off of intangibles and fixed assets related to the discontinuation of a research and development project, and a $2.5 million increase in incentive compensation.

In the fourth quarter of 2004, following a research and development project review, we determined that the Safepass sterile transfer technology, acquired in 2001, would not achieve our new product profitability and cash flow criteria. Accordingly, we terminated the project and wrote off the $2.8 million intangible asset and $0.2 million of related fixed assets.

Research and Development Expenses

Research and development (“R&D”) expenses increased $3.6 million or 5.7% in 2005 as compared to 2004. Included in 2005 R&D expenses were a $0.4 million increase in incentive compensation and salaries, $0.8 million expenses from our new acquisitions, and $0.5 million severance related to the consolidation of our Laboratory Water and Life Science operating segments.

In 2004, R&D expenses increased $4.1 million or 7.0% from 2003. Included in 2004 spending was a $1.0 million increase in incentive compensation.

Purchased Intangibles Amortization

Purchased intangibles amortization increased $1.1 million or 33.1% in 2005 as compared to 2004 primarily due to amortization expenses associated with intangible assets acquired in our 2005 acquisitions.

Purchased In-process Research and Development

In 2005, we wrote off $3.1 million of purchased in-process R&D costs in connection with our NovAseptic acquisition. This represents the fair value of R&D projects that were still in development stage prior to reaching technological feasibility and were deemed to have no alternative future use. Two projects related to NovAseptic disposable products were identified as in-process R&D projects. These projects, which were approximately 50% complete at the date of acquisition, were expected to be completed in 2006 with an estimated additional spending of approximately $0.7 million, primarily related to labor costs. The estimated fair value of these projects was determined based on the use of a discounted cash flow model. For each project, the estimated after-tax cash flows were discounted to the present value using a discount rate of 18%.

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

Net Interest Expense

Net interest expense decreased $4.1 million in 2005 as compared with 2004 and decreased $7.1 million in 2004 as compared with 2003. The decreases in net interest expense in 2005 and 2004 were a result of decreased amount of average debt outstanding as well as increased cash balances due to strong operating cash flows. During the first half of 2005, we repaid $47.0 million of borrowings under our prior revolving credit facility. In December 2005, we borrowed $452.3 million under a new revolving credit facility in connection with the repatriation of foreign earnings. The incremental net interest expense from this borrowing was negligible because we borrowed the funds at the end of 2005 and invested the cash received in various short-term commercial papers and other marketable securities. The decrease in net interest expense from 2003 to 2004 was primarily due to our $75.0 million repayment of a note payable in March 2004 and the additional $69.0 million repayment on borrowings under our prior revolving credit facility. We expect to generate net interest income in 2006.

Provision for Income Taxes

Our effective tax rates on net income for 2005, 2004 and 2003 were 41.7%, 19.1% and 10.1%, respectively. These tax rates represent a blended tax rate primarily as a result of profits across different tax jurisdictions and specific items such as taxes on repatriated foreign earnings and changes in valuation allowances and reserves.

The higher tax rate in 2005 as compared to 2004 was primarily a result of $30.6 million of tax obligations related to the repatriation of foreign earnings, partially offset by the release of $3.2 million tax valuation allowance. Based upon projections of future income and the repatriation of accumulated foreign earnings in 2005, general business credits previously expected to expire unutilized are now projected to be used to reduce future taxes. The remainder of the increase in our effective tax rate is the result of geographic distribution of our profits.

We expect our effective tax rate for 2006 to be approximately 25% to 27% as compared to the 41.7% rate in 2005. The tax rate is impacted by the geographic distribution of our profits. In addition, our 2006 tax rate may be impacted by our stock plan activities when we adopt Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

The higher tax rate in 2004 as compared to 2003 was primarily a result of the reversal in 2003 of a tax valuation allowance, partially offset by an increase in tax reserves as well as the geographic distribution of profits. During the fourth quarter of 2003, we capitalized certain historical R&D costs for tax returns on a retroactive basis, thereby utilizing net operating losses. Because of this capitalization and other tax planning strategies relating to the use of foreign tax credits, the $22.0 million valuation allowance related to the foreign tax credits was released. Also in the fourth quarter of 2003, we estimated and recorded additional tax reserves of $10.0 million related to exposures previously mitigated by the reserved foreign tax credits. The net impact of this activity resulted in a $12.0 million tax benefit.

Market Risk

We are exposed to market risks, which include changes in foreign currency exchange rates and interest rates as well as credit risk. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in currencies other than the U.S. dollar. The potential change in foreign currency exchange rates offers a substantial risk to us, as approximately 65% of our business is conducted outside of the United States, generally in foreign currencies. Our primary risk management strategy uses forward contracts to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures with gains and losses resulting from forward contracts that hedge these exposures. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically span less than three months. We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $139.9 million at December 31, 2005. The fair value of these contracts was a gain of $0.4 million at December 31, 2005. In December 2005, we entered into certain forward contracts to hedge our net investment in a European subsidiary before we repatriated accumulated foreign earnings under the American Jobs Creation Act of 2004. We recorded a gain of $3.0 million in our other comprehensive income in December 2005 as a result of this net investment hedge. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Although we attempt to manage our foreign currency exchange risk through the above activities, when the U.S. dollar weakens against other currencies in which we transact our business, generally sales and net income will be positively but not proportionately impacted.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalent and other highly liquid marketable securities.

Our debt portfolio is comprised of a combination of fixed rate and floating rate borrowings. Our exposure to interest rate risk is related to our revolving credit facility. We assess our interest rate risks on a regular basis but do not currently use financial instruments to mitigate these risks because there is a natural offset between our cash and debt portfolios subject to variable interest rate movements. A hypothetical 10% change in interest rates would not have a material impact on our income statement as of December 31, 2005.

Credit Risk

We are exposed to concentrations of credit risk in cash and cash equivalents, marketable securities and trade receivables. Cash and cash equivalents and marketable securities are placed with major financial institutions with high quality credit ratings. The amount placed with any one institution is limited by policy. Trade receivables credit risk exposure is limited due to the large number of established customers and their dispersion across different geographies. No single customer accounted for 10% or more of our consolidated trade receivables as of December 31, 2005.

Capital Resources and Liquidity

Cash flow provided from operations was $185.1 million in 2005, $167.4 million in 2004 and $132.1 million in 2003. The increase in cash flow from operations in 2005 compared to 2004 was primarily the result of stronger operating results, higher non-cash charges included in net income, higher tax benefit from our stock plan activities and increases in accounts payable, accrued expenses and accrued income taxes payable offset by increases in accounts receivable, inventories and other assets.

Accounts receivable increased $18.5 primarily due to higher sales growth in the fourth quarter of 2005 as compared to the fourth quarter of 2004 and accounts receivable balances from NovAseptic and MicroSafe which were acquired in the third quarter of 2005. Our days sales outstanding (“DSO”) improved 6 days from 73 days at December 31, 2004 to 67 days at December 31, 2005. The improvement primarily resulted from strong collections in Europe. We believe that our DSO will continue at about the current level.

Inventory increased $15.8 million. The increase is due to planned inventory build-up in connection with our manufacturing plant consolidation program as well as the addition of NovAseptic inventories. In 2005, we benefited from improvements in our manufacturing and supply chain management programs put in place during the second half of 2004 that are aimed at better matching of materials purchased to production cycles and product demand. Days of supply in inventory decreased by 7 days from 118 days at December 31, 2004 to 111 days at December 31, 2005.

Accounts payable increased $16.4 million. The increase in accounts payable was in line with the timing of our inventory purchases and certain capital spending.

Accrued liabilities increased $25.6 million due to higher accruals for employee incentive compensation as a result of improved business performance, higher accrued severance costs related to the departure of certain executive officers and other employee terminations, and accrued liabilities from the NovAseptic acquisition.

The increase in cash flow from operations in 2004 as compared to 2003 was primarily the result of increased net income, strong accounts receivable collection performance, improved inventory control and higher accrued expenses. Despite higher sales volume, accounts receivable decreased $1.6 million from 2003 to 2004 due to improved cash collections. Our DSO improved slightly from 74 days at December 31, 2003 to 73 days at December 31, 2004. The improvement resulted from a higher mix of receivables in the United States where we benefit from a shorter customer payment cycle and continued strong collection performance. Inventories decreased $1.5 million primarily as a result of the manufacturing and supply chain management programs put in place during the second half of 2004 that are aimed at better matching of materials purchased to production cycles and product demand. Accrued expenses increased $8.8 million in 2004. Approximately $5.3 million of the increase was due to various employee compensation accruals related to improved business performance. In addition, at December 31, 2004, approximately $2.3 million was accrued for severance costs related to the departure of the former Chairman of the Board, CEO and President of Millipore.

Cash outflows from investing activities were $301.6 million, $63.7 million and $70.6 million for 2005, 2004, and 2003, respectively. The cash flow generated from operations during 2005 was used for business acquisitions, purchases of property, plant and equipment, and repayment of debt. In 2005, we acquired NovAseptic and MicroSafe for $101.3 million, net of cash acquired, and purchased $86.4 million of property, plant and equipment as compared to $63.7 million of property, plant and equipment purchased in 2004. The 2005 and 2004 additions were driven principally by our continued need to expand our existing facilities in Ireland and France to accommodate the migration of certain manufacturing activities as part of our strategic manufacturing consolidation initiative. Our largest projects for 2005 included the construction of our new research and development center in Bedford, Massachusetts and the buildout of a new membrane production line in Cork, Ireland. The 2004 and 2003 additions were driven principally by our continued need to upgrade and add manufacturing capacity. In 2004, we completed the construction of our state-of-the-art filtration membrane manufacturing facility in Jaffrey, New Hampshire and substantially completed our new administrative facility in France. We expect to continue to use cash flows from operations to invest in capital projects and to fund future acquisitions. During 2006, we expect to spend in the range of $95 to $105 million on capital additions, excluding business acquisitions.

Previously, we had invested a total of $9.1 million of a planned $45.3 million project (at the December 31, 2005 actual rate of exchange) to expand manufacturing capacity in a facility adjacent to our existing manufacturing facility in Ireland. In 2004, we delayed the completion of this project as we believed that existing manufacturing capacity could meet our projected demand for the next few years. The current demand expectation, however, indicates that this facility needs to be in operation in 2008. Accordingly, in 2005, we approved the completion of this project and the construction will be resumed in 2006.

We had cash inflow from financing activities of $515.5 million in 2005. In 2004 and 2003, we had net cash outflows of $113.7 million and $30.8 million, respectively. In 2005, cash inflow from financing activities was driven by $453.0 million borrowings under our new revolving credit facility and $106.5 million of cash proceeds received from exercises of employee stock options, offset by the repayment of $47.0 million borrowings under our prior revolving credit facility during the first half of 2005. During 2004, we repaid the $75.0 million note payable that became due in March 2004 and repaid $69.0 million of borrowings under our prior revolving credit facility. These were offset by the cash proceeds of $30.3 million received from employee stock option exercises in 2004. During 2003, we repaid $44.5 million of borrowings under our prior revolving credit facility and received $13.7 million from exercises of employee stock options.

We entered into a new five-year unsecured revolving credit agreement in December 2005 and terminated our prior five-year unsecured revolving credit agreement that was scheduled to mature in 2006. The new credit agreement provides for a domestic revolving credit facility and a foreign revolving credit facility, each with a maximum borrowing of €430.0 million. The combined borrowings at any one time under both domestic and foreign revolving credit facilities may not exceed €430.0 in the aggregate. We may elect to increase the credit facilities by an amount up to €130.0 million during the term of the new credit agreement. We may choose an interest rate equal to either LIBOR plus an applicable margin as provided for in the new credit agreement or a base rate, defined as the higher of the annual rate of the lead bank’s prime rate or the federal funds rate, plus 0.50% for borrowings under the new credit agreement. Weighted average interest rate for borrowings under the new credit agreement was 2.8% for 2005. The new credit agreement also calls for a commitment fee at an annual rate ranging from 0.0675% to 0.255%, based on our credit rating, on unused commitments.

Our prior credit agreement allowed for revolving loan borrowings of up to $250.0 million. The terms for interest rates on individual borrowings were established for periods not to exceed twelve months. The weighted average interest rate on outstanding borrowings under the prior credit agreement was 3.7% during 2005. The prior credit agreement also called for a facility fee at a rate ranging from 0.25% to 0.625% of the committed available funds under the facility.

The exact amount of the margin and the facility fee under both credit agreements is dependent on our debt rating. During the fourth quarter of 2003, a leading debt rating agency upgraded our rating. In the first quarter of 2004, another leading agency reaffirmed their rating with a positive outlook. In February 2006, our debt rating was upgraded again by a leading rating agency. Higher debt ratings help reduce our cost of borrowings under our revolving credit facilities. In addition, higher debt ratings may allow us easier access to the capital market.

Because of our intent and ability to continuously refinance our borrowings under our revolving credit agreements, such borrowings have been classified as long-term liabilities as of December 31, 2005 and December 31, 2004.

We maintain various defined benefit pension and postretirement plans for the benefit of our employees. At December 31, 2005, our U.S. pension plan and postretirement benefit plans were under-funded by $7.5 million and $10.4 million, respectively. We anticipate funding for these plans will be approximately $1.7 million in 2006. At December 31, 2005, our international retirement plans were under-funded by $16.8 million. We anticipate funding for these plans will be approximately $1.0 million in 2006. Our future pension expense and pension liabilities will be affected by fluctuations in future discount rates as well as the fair market value of assets used to fund these plans.

We believe that our cash and highly liquid investments in marketable securities, our ready access to capital markets for competitively priced instruments, and cash flows expected to be generated from future operating activities will be sufficient to meet our operating cash requirements over the next twelve to twenty-four months as well as cash requirements to fund future acquisitions.

The following table summarizes our minimum future payments under our contractual obligations at December 31, 2005:

	Payment due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations	$629.5	$21.1	$129.0	$479.4	$—
Non-cancellable operating leases	52.6	8.9	13.0	12.2	18.5
Employee pension and postretirement medical plans	34.9	2.5	5.5	5.8	21.1
Non-cancellable purchase obligations	76.8	69.0	7.8	—	—

Total	$793.8	$101.5	$155.3	$497.4	$39.6

Our purchase obligations include obligations related to the future purchase of goods and services, capital lease obligations, and other long term liabilities reflected on our balance sheet. Amounts included in the table above for employee pension and postretirement medical plans reflect projected benefit payments as determined by our actuarial service provider.

Related Party Agreements

Melvin D. Booth, a Director of Millipore since June 2004, was President and Chief Operating Officer of MedImmune, Inc. prior to joining Millipore. Mr. Booth retired as a Director of MedImmune, Inc. in March 2005. During 2005, MedImmune purchased an aggregate of $1.7 million of products from Millipore. The relationship between Millipore and MedImmune predates Mr. Booth’s election as a Director. Rolf A. Classon, a Director of Millipore since December 2005, retired as Chairman and President of Bayer Healthcare LLC in July 2004. He is currently a member of the Supervisory Board of Bayer Healthcare AG and is a Director of Enzon Pharmaceuticals, Inc. and ISTA Pharmaceuticals, Inc. During 2005, Bayer AG (including Bayer Healthcare LLC), Enzon Pharmaceuticals, Inc. and ISTA Pharmaceuticals, Inc. purchased a total of $4.2 million, $0.3 million and $0.02 million, respectively, of products from Millipore. The relationship between Millipore and

Bayer, Enzon Pharmaceuticals, Inc. and ISTA Pharmaceuticals, Inc. predates Mr. Classon’s election as a Director. Dr. Edward M. Scolnick, a Director of Millipore since December 2001, was, until December 2002, Executive Vice President, Science & Technology, Merck & Co., Inc. and President of Merck Research Laboratories. Dr. Scolnick retired from Merck Research Laboratories in September 2004. During 2005, Merck & Co., Inc. purchased an aggregate of $13.4 million of products from Millipore. The relationship between Millipore and Merck & Co., Inc. predates by many years Dr. Scolnick’s election as a Director. None of these relationships affect the “independence” of these directors under applicable regulations of the Securities Exchange Act of 1934, as amended, and the NYSE listing standards applicable to corporate governance. During 2005, we expended approximately $0.3 million for hotel accommodations and business functions at one or more hotels located near our facilities in Molsheim, France. These hotels are owned by a brother of Dominique F. Baly, a Vice President of Millipore.

Dividends

We did not declare any cash dividends in 2005 or 2004. We do not currently have plans to make future cash dividend declarations or payments.

Legal Proceedings

We currently are not a party to any material legal proceeding.

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity in which the timing and/(or) method of settlement are conditional on a future event that may or may not be within the control of an entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement should be recognized when incurred—generally upon acquisition, construction, or development and/(or) through the normal operation of the asset. FIN 47 was effective for the Company as of the end of 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight and handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs be based on the normal capacity of production facilities. SFAS No. 151 is effective for the Company beginning January 1, 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, restricted stock awards and restricted stock units, to be recognized in the income statement based on their fair values. Upon adoption of SFAS No. 123R, pro forma footnote disclosure is no longer an alternative to recognizing stock-based compensation expense in the income statement. On March 29, 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 to express the SEC staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements. SFAS No. 123R is effective for the Company beginning January 1, 2006.

Upon adoption of SFAS No.123R, we will use the modified prospective method, under which compensation expense will be recognized for all awards granted after December 31, 2005 and for the unvested portion of awards granted prior to December 31, 2005. Compensation expense will be measured using the Black-Scholes model for stock options and at the closing market price at the date of grant for restricted stock awards and restricted stock units. Compensation expense will be recognized in the income statement on a straight-line basis over the vesting period of the awards. Windfall tax deductions in excess of deferred tax assets recognized in connection with the compensation expense will be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow, however, will remain unchanged.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” It requires retrospective application to prior periods’ financial statements of all voluntary changes in accounting principles unless it is not practical to do so. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principles. SFAS No. 154 is effective for the Company beginning January 1, 2006. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial statements.

Forward-Looking Statements

The matters discussed in this Form 10-K Annual Report, as well as in future oral and written statements by our management, that are forward-looking statements are based on our current management expectations. These expectations involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect Millipore’s future operating results include, without limitation, the risk factors and uncertainties set forth in Item 1A and elsewhere in this Form 10-K Annual Report.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Millipore Corporation:

We have completed integrated audits of Millipore Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Millipore Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Annual Report on Internal Control over Financial Reporting” appearing on page 44, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 15, 2006

MILLIPORE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Net sales	$991,031	$883,263	$799,622
Cost of sales	472,023	412,129	369,174

Gross profit	519,008	471,134	430,448
Selling, general and administrative expenses	304,696	267,540	243,440
Research and development expenses	66,052	62,485	58,385
Purchased intangibles amortization	4,333	3,256	3,379
Purchased in-process research and development	3,149	—	—
Restructuring and other	—	—	(1,400)

Operating income	140,778	137,853	126,644
Interest income	3,466	2,073	2,035
Interest expense	(6,711)	(9,447)	(16,505)

Income before income taxes	137,533	130,479	112,174
Provision for income taxes	57,365	24,923	11,378

Net income	$80,168	$105,556	$100,796

Net income per share:
Basic	$1.57	$2.13	$2.08

Diluted	$1.55	$2.10	$2.06

Weighted average shares outstanding:
Basic	50,953	49,469	48,574
Diluted	51,659	50,201	49,046

The accompanying notes are an integral part of the consolidated financial statements.

MILLIPORE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$537,052	$152,144
Marketable securities	113,839	—
Accounts receivable (less allowance for doubtful accounts of $3,936 and $4,968 as of December 31, 2005 and 2004, respectively)	188,130	181,911
Inventories	153,030	143,714
Deferred income taxes	60,750	54,247
Other current assets	14,300	8,840

Total current assets	1,067,101	540,856
Property, plant and equipment, net	371,249	351,004
Deferred income taxes	73,190	85,197
Intangible assets, net	43,421	19,584
Goodwill	82,718	9,433
Other assets	8,986	7,745

Total assets	$1,646,665	$1,013,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,587	$66,970
Income taxes payable	37,544	7,633
Accrued expenses	115,655	85,805
Deferred income taxes	9,813	2,602

Total current liabilities	242,599	163,010
Deferred income taxes	5,713	7,495
Long-term debt	552,285	147,000
Other liabilities	54,505	57,464

Total liabilities	855,102	374,969

Commitments and contingencies (Notes 13 and 16)	—	—
Shareholders’ equity:
Common stock, par value $1.00 per share, 120,000 shares authorized; 52,227 shares issued and outstanding as of December 31, 2005; 49,816 shares issued and outstanding as of December 31, 2004	52,227	49,816
Additional paid-in capital	129,848	10,654
Retained earnings	609,702	529,534
Unearned compensation	(290)	(4)
Accumulated other comprehensive income	76	48,850

Total shareholders’ equity	791,563	638,850

Total liabilities and shareholders’ equity	$1,646,665	$1,013,819

The accompanying notes are an integral part of the consolidated financial statements.

MILLIPORE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)				Treasury Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Unrealized Gain (Loss) on Securities	Translation Adjustments	Additional Minimum Pension Liabilities	Total	Shares	Cost	Total Shareholders’ Equity
Balance at December 31, 2002	56,988	$56,988	$91,338	$432,139	$(1,454)	$4	$(22,838)	$(5,663)	$(28,497)	(8,576)	$(250,807)	$299,707
Comprehensive income:
Net income				100,796								100,796
Net unrealized gains on securities available for sale, net of tax of $38						72			72			72
Minimum pension liability adjustments, net of tax of $392								710	710			710
Translation adjustments, net of tax of $8,563							47,128		47,128			47,128

Total comprehensive income												148,706
Stock issued under stock plans				(63)						471	13,811	13,748
Amortization of unearned compensation					823							823
Tax benefit from stock plan activities			1,697									1,697

Balance at December 31, 2003	56,988	56,988	93,035	532,872	(631)	76	24,290	(4,953)	19,413	(8,105)	(236,996)	464,681
Comprehensive income:
Net income				105,556								105,556
Net unrealized gains on securities available for sale, net of tax of $42						127			127			127
Minimum pension liability adjustments, net of tax of $882								(1,709)	(1,709)			(1,709)
Translation adjustments, net of tax of $5,403							31,019		31,019			31,019

Total comprehensive income												134,993
Stock issued under stock plans	249	249	9,641	2,205						684	19,963	32,058
Reclassification of treasury stock to common stock	(7,421)	(7,421)	(98,513)	(111,099)						7,421	217,033	—
Amortization of unearned compensation					627							627
Tax benefit from stock plan activities			6,491									6,491

Balance at December 31, 2004	49,816	49,816	10,654	529,534	(4)	203	55,309	(6,662)	48,850	—	—	638,850
Comprehensive income:
Net income				80,168								80,168
Net unrealized losses on securities available for sale, net of tax of $111						(203)			(203)			(203)
Minimum pension liability adjustments, net of tax of $745								(1,304)	(1,304)			(1,304)
Translation adjustments, net of tax of $6,850							(47,267)		(47,267)			(47,267)

Total comprehensive income												31,394
Stock issued under stock plans	2,411	2,411	104,492		(386)							106,517
Amortization of unearned compensation					100							100
Stock-based compensation expense related to officer severance			5,505									5,505
Tax benefit from stock plan activities			9,197									9,197

Balance at December 31, 2005	52,227	$52,227	$129,848	$609,702	$(290)	$—	$8,042	$(7,966)	$76	—	$—	$791,563

The accompanying notes are an integral part of the consolidated financial statements.

MILLIPORE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$80,168	$105,556	$100,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,657	44,478	39,638
Gain on sale of property, plant and equipment	—	—	(796)
Deferred income tax provision (benefit)	11,231	1,197	(20,581)
Loss on impairment of identifiable intangible assets	—	2,815	—
Tax benefit from stock plan activities	9,197	6,491	1,697
Non-cash stock-based compensation	5,605	2,404	823
Write-off of acquired in-process research and development costs	3,149	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(18,534)	1,623	3,459
(Increase) decrease in inventories	(15,761)	1,502	(11,095)
(Increase) decrease in other current assets	(5,964)	(2,905)	515
(Increase) decrease in other assets	(1,468)	(1,659)	2,391
Increase (decrease) in accounts payable	16,431	2,768	(2,974)
Increase in accrued expenses	25,616	8,781	4,667
Increase (decrease) in income taxes payable	30,320	(9,247)	9,019
(Decrease) increase in other liabilities	(5,574)	3,620	4,534

Net cash provided by operating activities	185,073	167,424	132,093

Cash flows from investing activities:
Additions to property, plant and equipment	(86,429)	(63,744)	(71,854)
Proceeds from sale of property, plant and equipment	—	—	1,250
Acquisition of businesses, net of cash acquired	(101,298)	—	—
Purchases of marketable securities	(130,703)	—	—
Proceeds from sale of marketable securities	16,864	—	—

Net cash used in investing activities	(301,566)	(63,744)	(70,604)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	106,517	30,281	13,715
Repayments of debt	—	(75,000)	—
Net proceeds from (repayments of) revolver borrowings	405,976	(69,000)	(44,500)
Proceeds from net investment hedge contracts	2,973	—	—

Net cash provided by (used in) financing activities	515,466	(113,719)	(30,785)

Effect of foreign exchange rates on cash and cash equivalents	(14,065)	15,156	15,081

Net increase in cash and cash equivalents	384,908	5,117	45,785
Cash and cash equivalents at beginning of year	152,144	147,027	101,242

Cash and cash equivalents at end of year	$537,052	$152,144	$147,027

The accompanying notes are an integral part of the consolidated financial statements.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. Description of Operations

Millipore Corporation (“Millipore” or the “Company”) is a leading global provider of products and services that improve productivity in biopharmaceutical manufacturing and in clinical, analytical and research laboratories.

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

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the 2005 presentation. These reclassifications have no impact on previously reported net income or cash flows.

Cash Equivalents

Cash equivalents, consisting primarily of investments in money market mutual funds and commercial papers, are carried at cost plus accrued interest, which approximates fair market value. All cash equivalents are highly liquid investments with original maturities of three months or less.

Marketable Securities

Marketable securities consist of auction rate securities which are highly liquid, variable-rate debt securities. While the underlying securities have long-term nominal maturities, the interest rates are reset periodically through Dutch auctions that are typically held every 7, 28 or 35 days. The auction rate securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

auction period. Auction rate securities held by the Company are accounted for as available-for-sale securities and are classified as marketable securities in current assets. The carrying value of these securities approximated their fair value at December 31, 2005.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. The Company places its cash and cash equivalents in various financial institutions with high credit ratings and, by policy, limits the amount of credit exposure to any one financial institution.

Concentrations of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base, and their dispersion across different geographies. No single customer accounted for 10% or more of the consolidated accounts receivable as of December 31, 2005 and 2004, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for doubtful accounts for specifically identified estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

The estimated useful lives of our depreciable assets are as follows:

Leasehold Improvements	Shorter of the life of the improvement or the initial term of the lease
Buildings and Improvements	4 to 40 years
Production and Other Equipment	2 to 15 years

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The Company periodically reviews and evaluates the expected useful lives of its assets to determine if the useful lives should be adjusted. The Company also evaluates the impairment of property, plant and equipment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Goodwill

Goodwill is the excess of the acquisition purchase price over the fair value of identifiable tangible and intangible assets acquired. Goodwill is not amortized, but is required to be tested for impairment at least annually using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss. The Company completed the annual impairment tests in 2005, 2004 and 2003 and concluded that there was no impairment.

Intangible Assets

Intangible assets were primarily acquired through business acquisitions. They consist almost entirely of patented and unpatented technology, trade names, customer related intangibles and licenses. The assets were recorded at fair value and are amortized over periods ranging from 5 to 20 years either on a straight-line basis or in proportion to the projected economic consumption of the intangible assets. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable.

Financial Instruments

The Company strives to mitigate the impact of foreign currency risk related to intercompany transactions by hedging forecasted balances using forward contracts that normally mature within 30 to 90 days. The intent is to offset gains and losses that occur on the underlying exposures with gains and losses on the forward contracts hedging these exposures. The Company held forward foreign exchange contracts with U.S. dollar equivalent notional amounts totaling $139,917 and $93,708 at December 31, 2005 and 2004, respectively. The fair value of these contracts was a gain of $361 and $772 at December 31, 2005 and 2004. Both realized and unrealized gains (losses) are recorded in the consolidated statements of income. In December 2005, the Company entered into certain foreign currency forward contracts to hedge its net investment in a European subsidiary before the Company repatriated the accumulated foreign earnings under the American Jobs Creation Act of 2004. The Company recorded a gain of $2,973 as translation adjustments in other comprehensive income in December 2005 as a result of this net investment hedge. The Company does not enter into foreign exchange contracts for trading or speculative purposes, nor does it use leveraged financial instruments.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The asset and liability approach under SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates for the years in which those temporary differences are expected to be recovered or settled. With respect to the unremitted earnings of the Company’s foreign subsidiaries, deferred taxes are provided on amounts expected to be repatriated. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company periodically assesses its exposures related to its provisions for income taxes and accrues for contingencies that may result in potential tax obligations.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Treasury Stock

Treasury stock was recorded at its cost on the date acquired and was reissued at its weighted average cost. The excess of cost over the proceeds of reissued treasury stock was charged to retained earnings.

In 2004, the Massachusetts Business Corporation Act (“MBCA”) became effective. Under the MBCA, shares repurchased by Massachusetts corporations constitute authorized but unissued shares. As a result, all of the Company’s former treasury shares were automatically converted to unissued shares and were accounted for as a reduction of common stock (at par value), additional paid-in capital and retained earnings. Par value, additional paid-in capital and retained earnings were reduced by $7,421, $98,513 and $111,099, respectively.

Net Income per Share

Basic net income per share is calculated by dividing the net income for the period by the weighted average number of shares outstanding for the period. Diluted net income per share is calculated by considering the dilutive impact of common stock equivalents (outstanding stock options, restricted stock and restricted stock units) under the treasury stock method as if they were converted into common stock as of the beginning of the period or as of the date of grant, if later.

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

Stock-based Compensation

The Company has a stock-based employee compensation plan and a non-employee director stock option plan from which it currently grants stock options, restricted stock and restricted stock units. As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company applies the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related interpretations in accounting for these plans. No stock-based employee compensation expense has been recorded in connection with the issuance of employee and director

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

stock options as all options granted under these plans were fixed awards and had an exercise price equal to the market value of the Company’s common stock at the time of grant. Stock-based employee compensation expense in relation to separation agreements for certain executive officers and the vesting of restricted stock awards and restricted stock units, granted at no cost to the employees, is reflected in net income.

SFAS No. 123 requires the presentation of certain pro forma information as if the Company had accounted for its stock-based employee compensation under the fair value method. For purpose of this disclosure, the fair value of the fixed option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for option grants:

	2005	2004	2003
Risk-free interest rate	3.8%	3.4%	2.9%
Volatility factor	35.0%	35.0%	40.0%
Weighted average expected life (in years)	5	5	5
Dividend rate	0.0%	0.0%	0.0%

The weighted average fair value of options granted under the stock option plan was $19.90, $18.37 and $12.62 per option share in 2005, 2004 and 2003, respectively. The weighted average fair value of shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”) was $12.45, $11.60 and $10.54 in 2005, 2004 and 2003, respectively.

On December 1, 2004, the Company accelerated the vesting of 1,994 stock options granted to employees and directors that had an option price equal to or greater than the fair market value of the Company’s common stock (“out-of-the-money”) as of the close of the previous day, or $48.72. Also on December 1, 2004, the Company granted stock options to employees, of which 50% vested immediately and the remainder will vest over a four-year term. These actions caused a relative increase in pro forma compensation expense under SFAS No. 123 but had no impact on the Company’s reported net income for the year ended December 31, 2004, as pro forma compensation expense, previously not recognized, is required to be fully recognized upon vesting of the options. This is also the reason for the lower pro forma compensation expense for the year ended December 31, 2005 as compared to the prior years. Management accelerated the vesting of out-of-the-money options and 50% of the December 1, 2004 option grants because it would improve future operating results by eliminating future compensation expense associated with these stock options that had no current intrinsic value at the time of acceleration. Management also believes that its actions provided benefit to the employees and helped employee retention.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The table below illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for 2005, 2004 and 2003. The pro forma expense amounts assume that the fair value assigned to the stock options, restricted stock awards and restricted stock units was amortized over their vesting periods while the fair value assigned to grants under the ESPP was recognized in full at the date of grant. The vesting period of the Company’s stock options is four years, except for certain stock options with a grant date of December 1, 2004.

	Year ended December 31,
	2005	2004	2003
Net income, as reported	$80,168	$105,556	$100,796
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	3,634	1,563	639
Deduct:
Pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects (excluding acceleration of out-of-the-money options)	(9,937)	(27,429)	(19,074)
Pro forma stock-based employee compensation expense determined under fair value based method for the acceleration of out-of-the-money options, net of related tax effects	—	(16,671)	—

Pro forma net income	$73,865	$63,019	$82,361

Net income per share:
Basic, as reported	$1.57	$2.13	$2.08

Basic, pro forma	$1.45	$1.27	$1.70

Diluted, as reported	$1.55	$2.10	$2.06

Diluted, pro forma	$1.41	$1.25	$1.68

Warranty Costs

The Company provides for estimated warranty costs for products at the time of their sale. Warranty liabilities are based on estimated future repair costs using historical statistical models and were not material as of December 31, 2005 and 2004.

Research and Development

Research and development costs are expensed as incurred. The fair value of acquired in-process research and development costs is expensed as of the acquisition date if the related projects have not reached technological feasibility and were determined to have no alternative future use.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity in which the timing and/ (or) method of settlement are conditional on a future event that may or may not be within the control of an entity. An entity is required to recognize a liability for the

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement should be recognized when incurred—generally upon acquisition, construction, or development and/ (or) through the normal operation of the asset. FIN 47 was effective for the Company as of the end of 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight and handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs be based on the normal capacity of production facilities. SFAS No. 151 is effective for the Company beginning January 1, 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, restricted stock awards and restricted stock units, to be recognized in the income statement based on their fair values. Upon adoption of SFAS No. 123R, pro forma footnote disclosure is no longer an alternative to recognizing stock-based compensation expense in the income statement. On March 29, 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 to express the SEC staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements. SFAS No. 123R is effective for the Company beginning January 1, 2006.

Upon adoption of SFAS No.123R, the Company will use the modified prospective method, under which compensation expense will be recognized for all awards granted after December 31, 2005 and for the unvested portion of awards granted prior to December 31, 2005. Compensation expense will be measured using the Black-Scholes model for stock options and at the closing market price at the date of grant for restricted stock awards and restricted stock units. Compensation expense will be recognized in the income statement on a straight-line basis over the vesting period of the awards. Windfall tax deductions in excess of deferred tax assets recognized in connection with the compensation expense will be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow, however, will remain unchanged.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” It requires retrospective application to prior periods’ financial statements of all voluntary changes in accounting principles unless it is not practical to do so. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principles. SFAS No. 154 is effective for the Company beginning January 1, 2006. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial statements.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

3. Restructuring and Other

In 2003, the Company completed the 2001 restructuring program. Upon completion of this restructuring program and final cash disbursements in the second quarter of 2003, the Company reversed $354 liability previously estimated for lease and severance payments, as these amounts were no longer required. The Company also recognized $250 benefit for assets that had been previously written-off. Also in 2003, the Company received proceeds of $1,250 and realized a gain of $796 in connection with a sale of real estate.

4. Acquisitions

On August 9, 2005, the Company acquired approximately 90% of the outstanding shares of NovAseptic A.B. (“NovAseptic”) stock from its majority shareholders for $85,812 in cash, subject to certain post-closing adjustments. On September 14, 2005, the Company completed the acquisition of the remaining shares from the minority shareholders for $9,369 in cash. Total purchase price was $96,296, including acquisition costs and post-closing adjustments. NovAseptic provides innovative products for aseptic processing applications in biotechnology and pharmaceutical manufacturing operations. The acquisition broadens the product offerings of the Company’s Bioprocess division.

On July 4, 2005, the Company acquired 100% of the outstanding common stock of MicroSafe B.V. (“MicroSafe”), a European contract laboratory that develops assays and provides testing services to help biotechnology and pharmaceutical customers monitor quality and compliance in the drug manufacturing process. The total purchase price was $9,088 in cash, including acquisition costs. The acquisition of MicroSafe enables the Company to participate in the outsourcing trend in the biotechnology industry.

The purchase prices for the NovAseptic and MicroSafe acquisitions have been allocated, on a preliminary basis, to the acquired tangible assets and liabilities, identifiable intangible assets and goodwill based on their estimated fair value at the time of acquisition. The excess purchase price allocated to intangible assets and goodwill is not deductible for income tax purposes. The Company is finalizing its estimates for liabilities arising from certain business arrangements existed at the acquisition date and expects to finalize its purchase price allocations in the first half of 2006.

The preliminary aggregate purchase price for the NovAseptic and MicroSafe acquisitions has been allocated based on estimated fair values as of the acquisition dates as follows:

Amount
Current assets	$15,773
Property, plant and equipment	952
Identifiable intangible assets:
Customer related intangibles (weighted average useful life of 16 years)	14,925
Patented and unpatented technologies (weighted average useful life of 10 years)	10,417
Trademarks and trade names (weighted average useful life of 13 years)	4,072
In-process research and development costs	3,149

Total identifiable intangible assets (weighted average useful life of 13 years)	32,563
Goodwill	76,453
Current liabilities	(12,514)
Deferred income tax	(7,843)

Total purchase price	$105,384

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The amount allocated to the in-process research and development costs was written off upon acquisition because these costs had no alternative future uses and had not reached technological feasibility. Two projects related to NovAseptic disposable products were identified as in-process research and development projects. These projects, which were approximately 50% complete at the date of the acquisition, were expected to be completed in 2006 with an estimated additional spending of approximately $700, primarily for labor costs. The projects were valued under the income approach by estimating the present value of their after-tax cash flow projections at a risk-adjusted discount rate of 18%. The discount rate was selected based on the overall risk associated with the assets of NovAseptic and the specific risk profile of the in-process technologies relative to the other assets. The write-off was included in the consolidated statement of income for 2005.

The results of operations from the NovAseptic and MicroSafe acquisitions have been included in the consolidated statements of income since the acquisition dates. Pro forma results of operations have not been presented because such information is not material to the Company’s consolidated financial statements taken as a whole.

5. Basic and Diluted Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Year ended December 31,
	2005	2004	2003
Numerator:
Net income	$80,168	$105,556	$100,796

Denominator:
Weighted average common shares outstanding for basic EPS	50,953	49,469	48,574
Dilutive effect of stock-based compensation awards	706	732	472

Weighted average common shares outstanding for diluted EPS	51,659	50,201	49,046

Net income per share:
Basic	$1.57	$2.13	$2.08

Diluted	$1.55	$2.10	$2.06

For the years ended December 31, 2005, 2004 and 2003, outstanding stock options of 41 shares, 2,899 and 2,769 shares, respectively, with purchase prices in excess of the average fair value of the Company’s common stock for the period, were excluded from the calculation of diluted net income per share because their inclusion would have been antidilutive. Antidilutive options could become dilutive in the future.

6. Inventories

Inventories, stated at the lower of first-in, first-out (FIFO) cost or market, consisted of the following:

	December 31,
	2005	2004
Raw materials	$24,694	$29,880
Work in process	38,850	46,351
Finished goods	89,486	67,483

Total inventories	$153,030	$143,714

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2005	2004
Land	$10,179	$10,475
Leasehold improvements	12,667	12,455
Buildings and improvements	230,869	232,245
Production and other equipment	290,486	286,006
Construction in progress	85,057	67,072

	629,258	608,253
Less: accumulated depreciation	(258,009)	(257,249)

Property, plant and equipment, net	$371,249	$351,004

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $46,324, $41,222 and $36,256, respectively.

The Company has invested a total of $9,136 related to a planned $45,340 project (at the December 31, 2005 actual rate of exchange) to expand manufacturing capacity in a facility adjacent to the Company’s existing manufacturing facility in Ireland. In 2004, the Company delayed the completion of this project as existing manufacturing capacity could meet the Company’s projected demand for the next few years. The current demand expectation, however, indicates that this facility needs to be in operation in 2008. Accordingly, in 2005, the Company approved the completion of this project and the construction will be resumed in 2006.

8. Intangible Assets

Intangible assets, net, consisted of the following:

December 31, 2005	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset	Estimated Useful Life
Patented and unpatented technologies	$29,245	$(14,925)	$14,320	5 – 20 years
Trademarks and trade names	23,092	(8,830)	14,262	5 – 20 years
Customer relationships	14,316	(685)	13,631	15 – 16 years
Licenses and other	4,899	(3,691)	1,208	5 – 10 years

Total	$71,552	$(28,131)	$43,421

December 31, 2004	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset	Estimated Useful Life
Patented and unpatented technology	$19,329	$(13,118)	$6,211	5 – 20 years
Trademarks and trade names	19,206	(7,568)	11,638	10 – 20 years
Licenses and other	4,995	(3,260)	1,735	5 – 10 years

Total	$43,530	$(23,946)	$19,584

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $4,333, $3,256 and $3,379, respectively.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The estimated aggregate amortization expense for intangible assets owned as of December 31, 2005 for each of the five succeeding years is as follows:

2006	$5,293
2007	5,110
2008	4,868
2009	4,221
2010	3,814
Thereafter	20,115

Total	$43,421

In 2004, the Company discontinued a research and development project and, accordingly, recognized an impairment charge of $2,815 representing the net book value of the related intangible asset. The charge is included in selling, general and administrative expenses in the consolidated statement of income.

9. Goodwill

The following table presents changes in goodwill balances in 2005 and 2004, respectively:

	2005	2004
Balance at beginning of year	$9,433	$9,433
Acquisitions	76,453	—
Effect of foreign exchange rate changes	(3,168)	—

Balance at end of year	$82,718	$9,433

10. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2005	2004
Deferred revenue	$7,722	$10,235
Retirement plans	8,724	5,994
Accrued compensation	53,350	42,110
Other	45,859	27,466

Total	$115,655	$85,805

11. Long-Term Debt

On December 15, 2005, the Company entered into a new five-year unsecured revolving credit agreement and terminated a prior revolving credit agreement which was scheduled to expire in October 2006. The Company recorded $1,683 of deferred financing costs related to the new credit agreement which will be amortized over five years. The Company also wrote off $235 unamortized deferred financing costs related to the prior credit agreement.

The new credit agreement provides for a domestic revolving credit facility and a foreign revolving credit facility each with a maximum borrowing of €430,000. The combined borrowings at any one time under both revolving credit facilities may not exceed €430,000 in the aggregate. The domestic revolving credit facility

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

includes a €65,000 letter of credit subfacility and a €17,500 swingline subfacility. The Company may elect to increase the credit facilities by an amount not in excess of €130,000. The Company may prepay any outstanding borrowings in whole or in part without premium or penalty. Because of the Company’s ability and intent to continuously refinance such borrowings, the outstanding borrowings of $452,285 at December 31, 2005 have been classified as long-term debt.

The Company may choose an interest rate equal to either LIBOR plus an applicable margin as provided for in the new credit agreement or a base rate defined as the higher of the annual rate of the lead bank’s prime rate or the federal funds rate plus 0.50% for borrowings under the new credit agreement. Interest is payable quarterly or, if earlier, at the end of an interest period. The Company is required to pay a commitment fee ranging between 0.0675% and 0.255% annually, based on the Company’s credit rating, on unused commitments.

The new credit agreement contains financial covenants that require the Company to maintain the interest coverage ratio and the leverage ratio at certain levels. The Company’s breach of any such financial covenants and other covenants could result in a default, which could cause the acceleration of the payment of any outstanding borrowings under the new credit agreement. The Company is compliant with all financial covenants specified in the new credit agreement as of December 31, 2005.

The prior credit agreement, which was scheduled to expire in 2006, provided for a revolving credit facility with a maximum borrowing of $250,000. Interest was payable on outstanding borrowings at a floating rate defined as Eurocurrency rate plus a margin. The Company was required to pay a facility fee at a rate ranging from 0.25% to 0.625% of the available facility. The exact amount of the margin and the facility fee was dependent on the Company’s debt rating. The prior credit agreement also contained financial covenants that required the Company to maintain the interest coverage ratio and the leverage ratio at certain levels. The Company was compliant with all financial covenants prior to terminating the agreement. Because of the Company’s ability and intent to continuously refinance the borrowings under the prior credit agreement, the outstanding borrowings of $47,000 at December 31, 2004 were classified as long-term debt.

Borrowings and related lines of credit under the revolving credit facilities are summarized as follows:

	December 31,
	2005	2004
Outstanding letters of credit	$2,657	$2,979
Unused lines of credit	$54,175	$200,021
Average amount outstanding at month-end during the year	$49,449	$92,971
Outstanding borrowings at the end of the year	$452,285	$47,000
Weighted average interest rate on outstanding borrowings during the year	3.0%	2.4%
Weighted average interest rate on outstanding borrowings at year-end	2.8%	3.1%

In addition, the Company has a ten-year $100,000 unsecured note due in 2007 bearing an interest of 7.5%. Interest is payable semi-annually in April and October. At December 31, 2005, this note had a fair market value of $102,625.

The Company capitalized interest costs associated with the construction of certain capital assets in the amount of $3,861, $2,782 and $2,219 in 2005, 2004 and 2003, respectively. Interest paid during 2005, 2004 and 2003 amounted to $10,551, $11,731 and $16,630, respectively.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

12. Income Taxes

The Company’s provisions for income taxes are summarized as follows:

	Year ended December 31,
	2005	2004	2003
Domestic and foreign income before income taxes:
Domestic	$38,650	$49,829	$48,325
Foreign	98,883	80,650	63,849

Income before income taxes	$137,533	$130,479	$112,174

Domestic and foreign provision for (benefit from) income taxes:
Domestic	$33,591	$5,676	$(3,715)
Foreign	21,560	16,218	14,939
State	2,214	3,029	154

	$57,365	$24,923	$11,378

Current and deferred provision for (benefit from) income taxes:
Current	$46,134	$23,726	$31,959
Deferred	11,231	1,197	(20,581)

	$57,365	$24,923	$11,378

A summary of the differences between the Company’s worldwide effective tax rate and the United States statutory federal income tax rate is as follows:

	Year ended December 31,
	2005	2004	2003
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Puerto Rico tax rate benefit	(3.2)	(3.4)	(4.4)
Ireland tax rate benefit	(10.8)	(10.9)	(7.5)
State income tax, net of federal income tax benefit	0.2	1.5	0.1
Export sales benefit	(0.7)	(1.6)	(2.2)
Change in valuation allowance	(2.5)	—	(19.6)
U.S. tax on repatriation of foreign earnings	22.2	—	—
(Decrease) increase in tax reserves	—	(1.6)	8.9
Write-off of purchased in-process research and development	0.8	—	—
Other	0.7	0.1	(0.2)

Effective tax rate	41.7%	19.1%	10.1%

Tax exemptions relating to Ireland operations are effective through 2010. The special U.S. federal tax regime applicable to the Company’s Puerto Rico operations expired on December 31, 2005.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered indefinitely invested outside the U.S. On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (the “AJCA”). The AJCA contained a number of provisions which affected the Company. One provision of the AJCA established a special deduction for “Qualified Domestic Production Activities”. This AJCA provision applies to Millipore because the Company is a U.S. manufacturer. The special

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

deduction starts at 3% of “Qualified Production Income” (“QPI”) as defined in the AJCA in 2005 and will be 9% of QPI when fully phased in after 2009. The Company received a benefit under the QPI provision of $349 during the year. A second provision of the AJCA provided a temporary incentive for a U.S. company to repatriate funds deemed to be permanently reinvested outside the U.S., at a reduced effective federal tax rate on qualified amounts. Under this provision of the AJCA, the Company repatriated approximately $500,000 and provided taxes of $30,634 in December 2005. As a result of this repatriation transaction, at December 31, 2005, there were no cumulative earnings outside the United States upon which U.S. income taxes had not been provided.

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Inventory related transactions	$47,285	$60,490
Retirement plans and postretirement benefits	12,531	13,261
Tax credits	32,986	40,257
Net operating loss carryforwards	5,857	6,668
Capitalized research and development costs	19,880	23,450
Amortization of intangible assets	4,599	6,864
Deferred state tax assets	24,224	23,556
Accrued expenses	12,363	7,032
Other	12,665	4,798

Gross deferred tax assets	172,390	186,376
Valuation allowance	(24,224)	(27,838)

Total deferred tax assets	148,166	158,538

Deferred tax liabilities:
Prepaid royalties	5,766	10,849
Foreign exchange	8,264	14,110
Depreciation and disposal of fixed assets	3,379	2,168
Purchased intangibles amortization	9,106	—
Other	3,237	2,064

Total deferred tax liabilities	29,752	29,191

Net deferred tax assets	$118,414	$129,347

At December 31, 2005, the Company has pre-tax net operating loss carryforwards of approximately $2,432 that will expire in 2009 and $16,959 that can be carried forward indefinitely and general business credit carryforwards of approximately $8,800 that expire in the years 2006 through 2025. In addition, the Company has alternative minimum tax credit carryforwards of approximately $9,218, which can be carried forward indefinitely. During 2005, $1,105 of general business credit carryforwards, for which a full valuation allowance had been provided, expired. Also, valuation allowance related to federal research credits was released in the amount of $3,177. At December 31, 2005, the Company also had $24,224 of state research credit, net operating loss carryforwards and deferred tax assets, all of which are fully reserved with a valuation allowance.

In 2004, $1,520 of federal research credit carryforwards, for which a full valuation allowance had been provided, expired. During the fourth quarter of 2003, the Company capitalized certain historical research and development costs for tax returns on a retroactive basis, thereby creating taxable income that allowed the

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

utilization of net operating losses. Because of this capitalization and other tax planning strategies relating to the use of foreign tax credits, $21,971 of the valuation allowance related to the foreign tax credits was released. Also in the fourth quarter of 2003, the Company estimated and recorded additional tax reserves of $10,000 related to exposures previously mitigated by the reserved foreign tax credits. The net impact of these activities resulted in an $11,971 tax benefit in the fourth quarter of 2003.

The valuation allowance is provided to reserve against the expiration of state research credits, state net operating loss carryforwards and other state deferred tax assets. Although realization is not assured, the Company believes it is more likely than not that the remainder of the deferred tax asset, net of the valuation allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

Income taxes paid, net of refunds, during 2005, 2004 and 2003 were $12,759, $21,766 and $20,021, respectively.

13. Leases

The Company leases certain office, manufacturing and warehouse facilities in various countries. These operating lease agreements have expiration dates through 2023. Certain building leases contain renewal options for periods ranging from one to ten years and purchase options at fair market value. Some of the leases have provisions for additional rental payments representing property taxes and landlord operating costs. At December 31, 2005, future minimum rental payments under non-cancelable operating leases with initial terms exceeding one year and the amounts due from tenants on related subleases were as follows:

2006	$8,897
2007	6,642
2008	6,325
2009	6,159
2010	6,051
Thereafter	18,511

Total minimum future rental payments	52,585
Less: amounts due from subleases	(3,040)

Total minimum future rental payments less sublease income	$49,545

Rental expense under these lease arrangements was $10,746, $12,154 and $12,027 in 2005, 2004 and 2003, respectively.

14. Stock Plans

Stock Incentive Plan

The “1999 Stock Incentive Plan” (the “1999 Plan”), as amended in 2005, provides for the issuance, among other things, of stock options, restricted stock, restricted stock units and stock appreciation rights to employees as incentive compensation. The 1999 Plan allows for the issuance of a total of 11,202 shares of common stock. The exercise price of the stock options may not be less than the fair market value of the stock at the time of grant. The stock options generally vest over a four-year period and must expire no later than ten years from the date of grant. At December 31, 2005, 2004 and 2003, 4,515, 6,904 and 5,696 options, respectively, were outstanding.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Restricted stock and restricted stock units, which have been awarded to certain management level employees at no cost to them, cannot be sold, assigned, transferred or pledged during the restriction period. The restriction period is normally four years but may be less and may be accelerated based on exceeding annual performance targets. In most instances, shares are subject to forfeiture should employment terminate during the restriction period. Deferred compensation expense associated with restricted stock awards is recorded at the fair market value of the Company’s common stock at the date of the award and is amortized to selling, general and administrative expenses over the restriction period. At December 31, 2005, 2004 and 2003, a total of 8, 29 and 40 shares, respectively, were outstanding as restricted shares. Compensation expense associated with restricted stock units is recognized on a straight line basis in selling, general and administrative expenses over the vesting period based on the fair market value of the Company’s stock at the date of the award. At December 31, 2005, a total of 7 restricted stock units were outstanding.

Non-Employee Director Stock Option Plan

The “1999 Stock Option Plan for Non-Employee Directors” (the “Directors Plan”) allows for the issuance of 250 shares of common stock. During 2004, the Directors Plan was amended to award each newly elected eligible director stock options to purchase 5 shares of common stock on the date of his or her first election. Following the initial grant, each director shall automatically be awarded options to purchase 2.5 shares of common stock for each subsequent year of service as a director. The exercise price of the stock options may not be less than the fair market value of the stock at the time of grant. The stock options generally vest over a four-year period and must expire no later than ten years from the date of grant. At December 31, 2005, 2004 and 2003, a total of 145, 151 and 134 options, respectively, were outstanding.

A summary of stock option activities with respect to the 1999 Plan and the Directors Plan is as follows:

	2005			2004			2003
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding at January 1	7,055	$16.69–$65.49	$44.08	5,830	$16.69–$65.49	$39.86	4,635	$12.21–$65.49	$41.99
Granted	305	$47.10–$64.68	$53.45	2,189	$45.51–$54.99	$51.27	1,800	$31.74–$47.72	$32.00
Exercised	(2,397)	$24.21–$61.84	$44.41	(852)	$42.76–$56.47	$51.82	(382)	$32.20–$48.76	$43.34
Canceled	(303)	$25.59–$63.25	$43.04	(112)	$20.95–$53.90	$42.96	(223)	$15.42–$53.90	$42.55

Outstanding at December 31	4,660	$16.69–$65.49	$44.60	7,055	$16.69–$65.49	$44.08	5,830	$16.69–$65.49	$39.86

Exercisable at December 31	3,166		$45.96	5,044		$46.55	2,840		$39.98

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following table summarizes information about stock options at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$16.69–$31.94	1,285	6	$31.33	608	$30.65
$32.65–$48.05	651	5	$39.82	560	$39.63
$48.22–$50.91	909	9	$48.93	335	$48.78
$51.99–$52.24	794	8	$51.99	731	$51.99
$53.90–$65.49	1,021	6	$54.74	932	$54.03

$16.69–$65.49	4,660	7	$44.60	3,166	$45.96

Employees’ Stock Purchase Plan

The Company’s Employees’ Stock Purchase Plan (the “ESPP”), which was discontinued in February 2005, allowed for the issuance of up to 1,300 shares of common stock. The ESPP allowed eligible employees to purchase the stock at 85% of the lesser of the fair market value of the common stock on June 1, the beginning of the ESPP plan year, or the closing price at the end of every three months. Each employee could purchase up to 10% (up to a maximum of $25) of eligible compensation. In 2005, 2004 and 2003, shares issued under the ESPP were 20, 86 and 88, respectively.

Non-Employee Director Deferred Compensation Agreements

Through 2001, deferred compensation agreements for non-employee directors allowed for these directors to defer their directors’ fees by converting them to deferred compensation phantom stock units based on 100% of the fair market value of Millipore common stock on periodic conversion dates. Upon retirement or earlier termination of service from the Board of Directors, the cash equivalent of the phantom stock units is distributed in annual installments over ten years. The Company records a compensation adjustment related to the change in the fair market value of stock at the grant date as compared to the current fair market value of the stock. In June 2002, such conversion to phantom stock units was discontinued, and deferred compensation agreements between the Company and certain non-employee directors thereafter allowed for a cash deferral of directors’ fees. In connection with these deferred compensation arrangements, the Company recorded compensation expense of $889, $470 and $682 in 2005, 2004 and 2003, respectively.

15. Employee Retirement Plans

U.S. Employee Retirement Plans

The Millipore Corporation Employees’ Participation and Savings Plan (the “Participation and Savings Plan”), maintained for the benefit of all U.S. employees, combines both a defined contribution plan (the “Participation Plan”) and an employee §401(K) savings plan (the “Savings Plan”). The Company’s contributions to the Participation Plan are allocated among U.S. employees who have completed at least two years of continuous service on the basis of the compensation they received during the year for which the contribution is made. The Savings Plan allows employees to make certain tax-deferred voluntary contributions upon hire date, which the Company makes a 25% matching contribution after one year of service or a 50% matching

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

contribution after ten years of service for up to 6% of the employees’ eligible compensation. Total expense under the Participation and Savings Plan was $7,455, $7,522 and $7,826 in 2005, 2004 and 2003, respectively.

The Company offers a Supplemental Savings and Retirement Plan for Key Salaried Employees (the “Supplemental Plan”) to certain senior executives. This unfunded plan allows certain salary deferral benefits that would otherwise be lost by reason of restrictions imposed by the Internal Revenue Code limiting the amount of compensation which may be deferred under tax-qualified plans. Amounts deferred are converted into shares of mutual funds selected by the employees and are valued at the closing market prices of those mutual funds. During periods when the market values of the investments increase, the Company’s obligations increase and the Company recognizes additional compensation expense. Total expense recorded under the Supplemental Plan was $405, $591 and $870 in 2005, 2004 and 2003, respectively.

The Millipore Corporation 2000 Deferred Compensation Plan for Senior Management (the “Deferred Compensation Plan”) provides that certain members of senior management may elect to defer a portion of their salary and bonus payments until retirement, termination of employment or the passage of a period of time (not less than three years). The amounts deferred are invested in certain publicly traded mutual funds. Plan participants are fully vested in their respective account balances at all times. The Company recognizes compensation expense related to its obligations to pay the employee’s deferred compensation in the year such compensation is earned. In subsequent periods, the Company recognizes increases or decreases to compensation expense based on the performance of the underlying investments in the Deferred Compensation Plan. Total increase in the market value of the underlying investments recognized as expense under the Deferred Compensation Plan was $42, $119 and $197 in 2005, 2004 and 2003, respectively.

The Company’s Retirement Plan for Employees of Millipore Corporation (the “Retirement Plan”) is a defined benefit offset pension plan for all eligible U.S. employees. The Retirement Plan provides benefits to the extent that assets of the Participation Plan, described above, do not provide guaranteed retirement income levels set forth under the terms of the Retirement Plan. Guaranteed retirement income levels are determined based on years of service and salary level as integrated with Social Security benefits. Employees are eligible under the Retirement Plan after one year of continuous service and are vested after five years of service. For accounting purposes, the Company uses the projected unit credit cost method of actuarial valuation to determine the service cost and the projected benefit obligations. The actuarial method for funding purposes is the entry age normal cost method. The Company’s funding policy is to contribute amounts annually to the Retirement Plan to satisfy the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 (“ERISA”) plus additional tax deductible amounts as may be advisable under the circumstances. Plan assets are invested primarily in mutual funds that maintain a portfolio of U.S. equity and fixed income securities.

In addition, the Company sponsors unfunded postretirement benefit plans covering all U.S. employees, which are included in Other Benefits below. The plans provide medical and life insurance benefits and are, depending on the plan, either contributory or non-contributory. The accounting for the postretirement benefit plans anticipates future cost-sharing changes that are at the Company’s discretion. The postretirement benefit plans include a limitation on the Company’s share of costs for recent and future retirees.

The Company uses a December 31 measurement date for all of its Retirement Plan and postretirement benefit plans.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following tables summarize the funded status of the Retirement Plan and postretirement benefit plans and amounts reflected in the Company’s consolidated balance sheets at December 31, in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106” (“SFAS No. 132R”).

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Change in benefit obligations:
Benefit obligations at beginning of year	$20,491	$17,198	$11,290	$12,860
Service (benefit) cost	(272)	(368)	410	470
Interest cost	1,121	1,037	541	629
Actuarial value of transfers from Participation Plan/Plan participants’ contributions	2,380	2,741	216	227
Actuarial loss /(gain)	626	1,134	(1,240)	(2,175)
Benefits paid	(1,670)	(1,251)	(785)	(721)

Benefit obligations at end of year	$22,676	$20,491	$10,432	$11,290

Change in plan assets:
Fair value of plan assets at beginning of year	$13,459	$11,054	$—	$—
Actual return on plan assets	344	805	—	—
Company contributions	1,513	1,005	569	494
Plan participant contributions	1,543	1,846	216	227
Benefits paid	(1,670)	(1,251)	(785)	(721)

Fair value of plan assets at end of year	$15,189	$13,459	$—	$—

Funded status:
Fair value of assets at end of year	$15,189	$13,459	$—	$—
Benefit obligation at end of year	(22,676)	(20,491)	(10,432)	(11,290)

Funded status	(7,487)	(7,032)	(10,432)	(11,290)
Unrecognized net actuarial loss/(gain)	12,415	10,894	(2,360)	(1,227)
Unrecognized prior service cost	8	17	—	—

Net amount recognized	$4,936	$3,879	$(12,792)	$(12,517)

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	$(6,385)	$(5,399)	$(12,792)	$(12,517)
Intangible asset	8	17	—	—
Accumulated other comprehensive income	11,313	9261	—	—

Net amount recognized	$4,936	$3,879	$(12,792)	$(12,517)

Information for the Retirement Plan with an accumulated benefit obligation in excess of plan assets:	December 31,
	2005	2004

Projected benefit obligations	$22,676	$20,491
Accumulated benefit obligations	$21,574	$18,858
Fair value of plan assets	$15,189	$13,459

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

	Pension Benefits			Other Benefits
	Year ended December 31,			Year ended December 31,
	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost:
Service (benefit) /cost	$(272)	$(368)	$(275)	$410	$470	$499
Interest cost	1,121	1,037	965	541	629	713
Expected return on plan assets	(1,078)	(870)	(712)	—	—	—
Amortization of prior service cost	8	8	8	—	—	—
Amortization of net loss /(gain)	677	649	609	(107)	(4)	—

Net periodic benefit cost	$456	$456	$595	$844	$1,095	$1,212

Additional information:
Increase /(decrease) in additional minimum pension liabilities included in other comprehensive income	$2,052	$1,997	$(1,092)	N/A	N/A	N/A

The Company’s net periodic benefit cost for the Retirement Plan is reduced by the service benefit because the Retirement Plan is a defined benefit offset plan and the assets under the Participation Plan are generally expected to grow at a faster rate than guaranteed retirement income levels defined under the Retirement Plan.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2005	2004	2005	2004
Discount rate	5.50%	5.75%	5.50%	5.75%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	Year ended December 31,			Year ended December 31,
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.00%	6.50%	5.75%	6.00%	6.50%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

In selecting the expected return on plan assets, the Company considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits under the Retirement Plan. This included considering the asset allocations and the expected returns likely to be earned on these assets over the life of the plan. The Company’s method is consistent with the prior year.

The discount rate reflects the rate at which an amount that is invested in a portfolio of high-quality debt instruments would provide the future cash flows necessary to pay benefits when they come due.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Plan assets

The weighted average asset allocations by asset category of the Company’s Retirement Plan are as follows:

	December 31,
	2005	2004
Equity securities	60%	59%
Debt securities	39%	40%
Other	1%	1%

Total	100%	100%

The Company’s investment policy includes a periodic review of the Retirement Plan’s investment in the various asset classes. The current asset allocation target is 60% equities and 40% fixed income.

Assumed healthcare cost trend rates

The following assumptions were used to determine the accumulated postretirement benefit obligations under the Company’s postretirement benefit plans at December 31, 2005 and 2004, respectively.

	Other Benefits
	2005	2004
Healthcare cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2011

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Increase/(decrease) to total of service and interest cost components	$28	$(21)
Increase/(decrease) to postretirement benefit obligations	$163	$(127)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” As permitted under FSP No. 106-2, the Company elected to defer the accounting for the Act until the issuance of authoritative guidance on the determination of actuarial equivalence for purposes of receiving the federal subsidy. On January 21, 2005, the Center for Medicare and Medicaid Services released the final regulations implementing the Act. Based on these final regulations, the Company determined that most benefits provided by the plan are at least actuarially equivalent to Medicare Part D. The effect of the federal subsidy to which the Company is entitled has been accounted for as an actuarial gain of $1,257. The subsidy reduced postretirement benefit expense for 2005 by $196. In addition to accounting for the federal subsidy as a result of Medicare Part D, actuarial assumptions were changed to reflect an expected future reduction in the Company’s HMO plan cost as a result of the Act. This change in assumptions resulted in an actuarial gain of $872 and a reduction in benefit expense for 2005 of $100.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Cash flows

In 2006, the Company expects to contribute $1,037 to its Retirement Plan and $628 to its postretirement benefit plans.

Estimated future benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2006	$1,429	$628
2007	1,451	507
2008	1,479	583
2009	1,525	565
2010	1,580	590
2011—2015	10,081	3,108

Foreign Plans

The Company sponsors defined benefit retirement plans at various foreign subsidiaries. The Company recognizes the periodic pension expense in the income statement and the associated liabilities in the balance sheet at each of these foreign subsidiaries. The following tables summarize the funded status of significant foreign employee retirement plans and amounts reflected in the Company’s consolidated balance sheets in accordance with SFAS No. 132R.

	Year ended December 31,
	2005	2004
Change in benefit obligations:
Benefit obligations at beginning of year	$31,340	$26,460
Service cost	2,156	1,903
Interest cost	1,241	1,136
Foreign exchange impact	(4,222)	2,223
Actuarial losses	2,343	1,726
Settlements	—	(1,939)
Benefits paid	(785)	(169)
Other	1,371	—

Benefit obligations at end of year	$33,444	$31,340

Change in plan assets:
Fair value of plan assets at beginning of year	$15,319	$12,312
Actual return on plan assets	2,309	1,263
Foreign exchange impact	(1,923)	1,079
Company contributions	1,702	834
Benefits paid	(785)	(169)

Fair value of plan assets at end of year	$16,622	$15,319

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

	December 31,
	2005	2004
Funded status:
Fair value of assets at end of year	$16,622	$15,319
Benefit obligations at end of year	(33,444)	(31,340)

Funded status	(16,822)	(16,021)
Unrecognized net actuarial loss	6,112	6,053

Net amounts recognized	$(10,710)	$(9,968)

Amounts recognized in the statement of financial position consist of:
Accrued benefit costs	$(11,647)	$(10,908)
Accumulated other comprehensive income	937	940

Net amounts recognized	$(10,710)	$(9,968)

Components of net periodic benefit cost:

	Year ended December 31,
	2005	2004
Service cost	$2,156	$1,903
Interest cost	1,241	1,136
Expected return on plan assets	(918)	(766)
Amortization of net transition asset	47	72
Settlement loss	—	158
Amortization of net loss	129	153

Net periodic benefit cost	$2,655	$2,656

The accumulated benefit obligations for these foreign retirement plans were $25,888 and $24,570 at December 31, 2005 and 2004, respectively.

Information for certain foreign retirement plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31,
	2005	2004
Projected benefit obligations	$26,506	$25,372
Accumulated benefit obligations	$22,221	$21,416
Fair value of plan assets	$11,732	$11,343

Additional information

The increase in additional minimum pension liabilities included in other comprehensive income was $(3) and $940 for 2005 and 2004, respectively.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

	December 31,
	2005	2004
Discount rate	3.86%	4.15%
Expected return on plan assets	6.29%	6.17%
Rate of compensation increase	2.91%	2.92%

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Weighted-average assumptions used to determine net periodic benefit costs are as follows:

	Year ended December 31,
	2005	2004
Discount rate	4.15%	4.27%
Expected long-term return on plan assets	6.17%	5.92%
Rate of compensation increase	2.92%	2.82%

In selecting the expected return on plan assets, the Company considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits under the Company’s foreign retirement plans. This included considering the trusts’ asset allocations and the expected returns likely to be earned over the life of these plans.

The discount rate reflects the rate at which an amount that is invested in a portfolio of high-quality debt instruments would provide the future cash flows necessary to pay benefits when they come due.

Plan Assets

The weighted average asset allocations by asset category for the Company’s foreign retirement plans are as follows:

	December 31,
	2005	2004
Equity securities	68%	63%
Debt securities	9%	12%
Other	23%	25%

Total	100%	100%

The Company’s investment policy includes a periodic review of the retirement plans’ investments in the various asset classes. The current weighted average asset allocation target is 64% equities, 14% fixed income securities, and 22% other investments. Other investments include investments in money market mutual funds and general funds at certain insurance companies.

Cash Flows

The Company expects to contribute $1,199 to its foreign retirement plans in 2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid under foreign retirement plans:

2006	$456
2007	643
2008	801
2009	909
2010	620
2011—2015	7,898

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

16. Commitments and Contingencies

The Company has purchase commitments totaling $43,443 at December 31, 2005.

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

As permitted under Massachusetts law and required by the Company’s corporate by-laws, the Company indemnifies its officers and directors for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company has a Directors and Officers liability insurance policy that enables the Company to recover a portion of any future amounts paid. As there were no known or pending claims, the Company has not accrued a liability for these agreements as of December 31, 2005.

In the ordinary course of business, the Company warrants to customers that its products will conform to published or agreed specifications. Generally, the applicable product warranty period is one year from the date of delivery of the product to the customer or of site acceptance, if required. Additionally, the Company typically provides limited warranties with respect to its services. From time to time, the Company also makes other warranties to customers, including warranties that its products are manufactured in accordance with applicable laws and not in violation of third party rights. The Company provides for estimated warranty costs at the time of the product sale. The Company believes its warranty reserve as of December 31, 2005 appropriately reflects the estimated cost of such warranty obligations.

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of its products. Also, from time to time in agreements with its suppliers, licensors and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of its products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. Based on its experience with such indemnification claims, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005.

As part of its past acquisitions and divestitures of businesses or assets, the Company has provided a variety of warranties and indemnifications to the sellers and purchasers that are typical for such transactions. Typically certain of the warranties and the indemnifications expire after a defined period of time following the transaction, but certain warranties and indemnifications may survive indefinitely. As of December 31, 2005, no material claims under these warranties or indemnifications are outstanding, and the Company does not know of any such claims being contemplated.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

17. Business Segment and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has evaluated its business activities that are regularly reviewed by the chief operating decision-maker for which separate discrete financial information is available. As a result of this evaluation, the Company has determined that it has two operating segments as of December 31, 2005: Bioprocess and Bioscience, which are aggregated into one reporting segment. Prior to February 2005, the Company had three operating segments: BioPharmaceutical, Laboratory Water and Life Sciences, which were aggregated into one reporting segment. In February 2005, management combined the Laboratory Water and Life Sciences operating segments into one.

Bioprocess develops, manufactures and sells consumable products and hardware and provides related services used principally in the development and manufacturing of therapeutic products. Bioscience manufactures and sells instrumentation, consumable products and services used in drug discovery and other laboratory applications. For both operating segments, economic characteristics, production processes, products and services, types and classes of customers, methods of distribution and regulatory environments are similar. Accordingly, these segments have been aggregated into one reporting segment for financial reporting purposes.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The Company attributes net sales to different geographic areas on the basis of the location of the customer. Net sales and long-lived assets (property, plant and equipment and other non-current assets) information by geographic area is as follows:

	Year ended December 31,
	2005	2004	2003
Net Sales
United States	$353,136	$311,166	$292,693
Other Americas	66,530	56,118	43,435

Americas	419,666	367,284	336,128

Europe	399,592	353,605	318,350

Japan	119,990	115,795	103,361
Other Asia/Pacific	51,783	46,579	41,783

Asia/Pacific	171,773	162,374	145,144

Total	$991,031	$883,263	$799,622

	December 31,
	2005	2004
Long-Lived Assets
United States	$191,737	$170,844
Other Americas	20,168	22,848

Americas	211,905	193,692

France	75,326	78,079
Ireland	75,350	69,613
Other Europe	11,088	11,886

Europe	161,764	159,578

Asia/Pacific	6,566	5,479

Total	$380,235	$358,749

18. Investments in Unconsolidated Companies

The Company has investments in two companies which are accounted for using the equity method. During 2005, the Company recorded $1,912 of income and received dividends from these unconsolidated affiliates totaling $544. During 2004, the Company recorded $2,206 of income and received dividends from these unconsolidated affiliates totaling $648. During 2003, the Company recorded $337 of income and received dividends from these unconsolidated affiliates totaling $253. The Company records income from these investments in selling, general and administrative expenses in the consolidated statement of income.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

19. Officer Compensation Agreements

Mr. Francis J. Lunger stepped down as CEO and President of Millipore on December 31, 2004 and as a Director and Chairman of Millipore’s Board of Directors on March 1, 2005. According to Mr. Lunger’s separation agreement, the Company recorded an aggregate of $7,520 in compensation expense, of which $2,501 was related to severance, bonus and other benefits and $5,019 was related to stock options. In 2005, the Company recorded $519 for severance, bonus and other benefits related compensation expense and $3,242 for stock options related compensation expense. In 2004, the Company recorded $1,982 for severance, bonus and other benefits related compensation expense and $1,777 for stock options related compensation expense.

Dr. Martin D. Madaus joined Millipore as CEO and President and as a Director on January 1, 2005. Dr. Madaus became Chairman of Millipore’s Board of Directors on March 1, 2005. In 2005, the Company reimbursed Dr. Madaus $1,819 for certain compensation from his former employer forfeited by his acceptance of Millipore’s employment offer. The compensation was a combination of $1,433 of cash and 8 shares of restricted stock with a fair market value of $386. The fair value of the restricted stock was recorded as unearned compensation and will be amortized over the four-year restriction period. The Company also paid $94 for his relocation costs.

In addition, the Company recorded $6,219 in compensation expense related to the separation of certain other executive officers in 2005. The amount consisted of severance, bonus and other benefits related compensation expense of $4,004 and stock option related compensation expense of $2,215 resulting from modification of certain options pursuant to the separation agreements.

MILLIPORE CORPORATION

Quarterly Results (Unaudited)

(In thousands, except per share data)

The Company’s unaudited quarterly results are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2005
Net sales	$250,178	$244,964	$239,557	$256,332	$991,031
Cost of sales	114,103	116,125	116,862	124,933	472,023

Gross profit	136,075	128,839	122,695	131,399	519,008
Selling, general and administrative expenses	76,728	79,749	71,340	76,879	304,696
Research and development expenses	16,073	17,341	15,709	16,929	66,052
Purchased intangibles amortization	705	801	1,261	1,566	4,333
Purchased in-process research and development (1)	—	—	3,149	—	3,149

Operating income	42,569	30,948	31,236	36,025	140,778
Interest income	675	633	894	1,264	3,466
Interest expense	(1,834)	(1,755)	(1,432)	(1,690)	(6,711)

Income before income taxes	41,410	29,826	30,698	35,599	137,533
Provision for income taxes (2)	9,110	5,849	7,824	34,582	57,365

Net income	$32,300	$23,977	$22,874	$1,017	$80,168

Net income per share:
Basic	$0.65	$0.48	$0.44	$0.02	$1.57

Diluted	$0.64	$0.47	$0.44	$0.02	$1.55

Weighted average shares outstanding:
Basic	49,851	50,143	51,683	52,123	50,953
Diluted	50,327	50,707	52,579	52,964	51,659

2004
Net sales	$222,469	$224,668	$210,724	$225,402	$883,263
Cost of sales	100,910	103,241	97,405	110,573	412,129

Gross profit	121,559	121,427	113,319	114,829	471,134
Selling, general and administrative expenses	66,988	66,123	63,161	71,268	267,540
Research and development expenses	15,997	16,037	15,149	15,302	62,485
Purchased intangibles amortization	794	853	860	749	3,256

Operating income	37,780	38,414	34,149	27,510	137,853
Interest income	416	225	584	848	2,073
Interest expense	(2,878)	(2,101)	(2,437)	(2,031)	(9,447)

Income before income taxes	35,318	36,538	32,296	26,327	130,479
Provision for income taxes (3)	8,123	8,044	7,267	1,489	24,923

Net income	$27,195	$28,494	$25,029	$24,838	$105,556

Net income per share:
Basic	$0.55	$0.58	$0.50	$0.50	$2.13

Diluted	$0.55	$0.57	$0.50	$0.49	$2.10

Weighted average shares outstanding:
Basic	49,080	49,424	49,649	49,731	49,469
Diluted	49,889	50,305	50,392	50,341	50,201

(1)	In the third quarter of 2005, we expensed purchased in-process research and development related to the NovAseptic acquisition because these costs had no alternative future uses and had not reached technological feasibility.
(2)	In the fourth quarter of 2005, our tax provision includes $30,634 tax obligations related to the repatriation of foreign earnings and the release of $3,177 of tax valuation allowance.
(3)	Lower tax provision in the fourth quarter of 2004 was due to lower than expected consolidated net profits and higher than expected profits from foreign subsidiaries in countries with low tax rates.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

This item is not applicable.

Item 9A.	Controls and Procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting can be found on page 44 of this Form 10-K. The Independent Registered Public Accounting Firm’s report on management’s assessment of our internal control over financial reporting can be found on page 44 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

This item is not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information called for by this item with respect to our directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, our Audit and Finance Committee and our Audit Committee Financial Expert(s) is set forth under the captions “MANAGEMENT AND ELECTION OF DIRECTORS”, “OWNERSHIP OF MILLIPORE COMMON STOCK—Section 16(a) Beneficial Ownership Reporting Compliance”, and “Committees, Meetings and Fees of Directors” respectively, in our definitive Proxy Statement for Millipore’s Annual Meeting of Stockholders to be held on April 26, 2006, and to be filed with the Securities and Exchange Commission on or about March 23, 2006 (the “Proxy Statement”), which information is hereby incorporated herein by reference.

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

The information called for by this item with respect to security ownership of certain beneficial owners and management of the Company is set forth under the captions “Ownership of Millipore Common Stock—Other Principal Holders of Millipore Common Stock” and “Ownership of Millipore Common Stock—Management Ownership of Millipore Common Stock” in the Proxy Statement, which information is hereby incorporated herein by reference. The information called for by this item with respect to Securities Authorized for Issuance under Equity Compensation Plans is set forth under the caption “Equity Compensation Plan Benefit Information” in the Proxy Statement, which information is hereby incorporated by reference.

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

3. List of Exhibits.

A. The following exhibits are incorporated herein by reference. All referenced Forms 10-K, 10-Q and 8-K are those of Millipore Corporation [Commission File No. 0-1052]:

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission

(2)	Form of Master Separation and Distribution Agreement between Millipore and Mykrolis Corporation (“Mykrolis”)+	Form 10-Q for the quarter ended June 30, 2001

	Form of General Assignment and Assumption Agreement between Millipore and Mykrolis+	Form 10-Q for the quarter ended June 30, 2001

(3)(i)	Restated Articles of Organization, as amended May 6, 1996	Form 10-K for year ended December 31, 1996

(ii)	By Laws, as amended	Form 8-K dated February 14, 2005

(4)	Indenture dated as of April 1, 1997, relating to the issuance of Debt Securities in Series	Registration Statement on Form S-3 (No. 333-23025)

(10)	Common Stock Rights Agreement dated as of April 15, 1988, as amended and restated April 16, 1998 between Millipore and The First National Bank of Boston	Form 8-K dated April 30, 1998

	Agreement of Substitution and Amendment of Common Stock Rights Agreement	Form 10-Q for the quarter ended March 31, 2003

	Amendment of Common Stock Rights Agreement	Form 10-Q for the quarter ended June 30, 2003

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission

	Form of letter agreement with directors relating to the deferral of directors fees and conversion into phantom stock units*	Form 10-K for the year ended December 31, 1998

	Form of letter agreement with directors relating to the deferral of directors’ cash compensation*	Form 10-K for the year ended December 31, 2002

	Form of Amendment, dated August 12, 2004, to Deferral Letter Agreement with Directors of Millipore Corporation*	Form 10-K for the year ended December 31, 2004

	1989 Stock Option Plan for Non-Employee Directors*	Form 10-K for the year ended December 31, 1998

	Amendment, dated November 18, 2003, to 1989 Stock Option Plan for Non-Employee Directors*	Form 10-K for the year ended December 31, 2003

	Amended and Restated 1999 Stock Incentive Plan*	Form 10-Q for the quarter ended July 2, 2005

	Amendment, dated November 18, 2003, to 1999 Stock Incentive Plan*	Form 10-K for the year ended December 31, 2003

	Amended and Restated 1999 Stock Option Plan for Non-Employee Directors*	Form 10-Q for the quarter ended June 30, 2003

	Amendment, dated November 18, 2003, to 1999 Stock Option Plan for Non-Employee Directors*	Form 10-K for the year ended December 31, 2003

	2000 Deferred Compensation Plan for Senior Management*	Form 10-K for the year ended December 31, 2000

	Amendment No. 1, dated March 31, 2001, to 2000 Deferred Compensation Plan for Senior Management *	Form 10-K for the year ended December 31, 2001

	Standard Deferred Compensation Agreement*	Form 10-K for the year ended December 31, 2000

	Supplemental Savings and Retirement Plan for Key Salaried Employees of Millipore Corporation, as amended through 2000*	Form 10-K for the year ended December 31, 2000

	Amendment, dated March 31, 2001, to Supplemental Savings and Retirement Plan for Key Salaried Employees of Millipore Corporation*	Form 10-K for the year ended December 31, 2001

	Amendment, dated November 18, 2003, to Supplemental Savings and Retirement Plan for Key Salaried Employees of Millipore Corporation*	Form 10-K for the year ended December 31, 2003

	Millipore Incentive Plan (f/k/a 2000 Management Incentive Plan)*	Form 10-K for the year ended December 31, 2000

	Form of Executive Termination Agreement with executive officers other than CEO*	Form 10-K for the year ended December 31, 2003

	Form of Officer Severance Agreement with executive officers other than CEO*	Form 10-K for the year ended December 31, 2003

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission

	Officer Severance Agreement between Millipore and Francis J. Lunger, dated November 18, 2003*	Form 10-K for the year ended December 31, 2003

	Transition Services Agreement between Millipore and Francis J. Lunger, dated March 26, 2004*	Form 10-Q for the quarter ended March 31, 2004

	Master Patent License Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001

	Master Patent Grantback License Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001

	Master Trade Secret and Know-How Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001

	Tax Sharing Agreement between Millipore and Mykrolis	Form 10-Q for the quarter ended June 30, 2001

	Net Lease between Millipore and Getronics Wang Co., LLC, dated August 12, 2002 with respect to the Company’s headquarters in Billerica, Massachusetts	Form 10-K for the year ended December 31, 2002

	Offer Letter to Martin D. Madaus, dated October 11, 2004*	Form 10-K for the year ended December 31, 2004

	Executive Termination Agreement, dated January 1, 2005, between Millipore and Martin D. Madaus*	Form 10-K for the year ended December 31, 2004

	Officer Severance Agreement, dated January 1, 2005, between Millipore and Martin D. Madaus*	Form 10-K for the year ended December 31, 2004

	Form of Stock Option Grant to Directors under 1989 Stock Option Plan for Non-Employee Directors*	Form 10-K for the year ended December 31, 2004

	Form of Stock Option Grant to Directors under 1999 Stock Option Plan for Non-Employee Directors*	Form 10-K for the year ended December 31, 2004

	Current Form of Stock Option Grant to Executive Officers and other employees under 1999 Stock Incentive Plan*	Form 10-K for the year ended December 31, 2004

	Share Purchase Agreement, dated July 6, 2005, among Millipore International Holding Company B.V., NovAseptic AB, and certain other entities and individuals	Form 8-K dated July 8, 2005

	Restricted Stock Agreement between Millipore and Martin D. Madaus*	Form 10-Q for the quarter ended October 1, 2005

	Credit Agreement, dated December 15, 2005, among Millipore and certain of its subsidiaries, Bank of America, N.A., and certain other lending and arranging institutions	Form 8-K dated December 20, 2005

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission

	Director Compensation*	Form 8-K dated February 15, 2006

	Management Compensation Changes, Equity Grants and Approval of Payments under the Millipore Incentive Plan*	Form 8-K dated February 15, 2006

	Description of 2006 Metrics under the Millipore Incentive Plan*	Form 8-K dated February 15, 2006

	Current Form of Restricted Stock Unit Grant to Executive Officers and Other Employees under 1999 Stock Incentive Plan*	Form 8-K dated February 15, 2006

+	Millipore Corporation agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.
*	A “management contract or compensatory plan”

B. The following exhibits are filed or furnished herewith:

Reg. S-K Item 601(b) Reference	Documents Filed Herewith
(21)	Subsidiaries of Millipore

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney

(31)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

MILLIPORE CORPORATION

Dated: March 15, 2006	By:	/S/ KATHLEEN B. ALLEN
Kathleen B. Allen,
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ MARTIN D. MADAUS Martin D. Madaus	Chairman of the Board of Directors, President and Chief Executive Officer	March 15, 2006

/S/ KATHLEEN B. ALLEN Kathleen B. Allen	Vice President, Chief Financial Officer (Chief Accounting Officer)	March 15, 2006

/S/ DANIEL BELLUS* Daniel Bellus	Director	March 15, 2006

/S/ ROBERT C. BISHOP* Robert C. Bishop	Director	March 15, 2006

/S/ MELVIN D. BOOTH* Melvin D. Booth	Director	March 15, 2006

/S/ ROLF CLASSON* Rolf Classon	Director	March 15, 2006

/S/ MAUREEN A. HENDRICKS* Maureen A. Hendricks	Director	March 15, 2006

/S/ JOHN F. RENO* John F. Reno	Director	March 15, 2006

/S/ EDWARD M. SCOLNICK* Edward M. Scolnick	Director	March 15, 2006

/S/ KAREN E. WELKE* Karen E. Welke	Director	March 15, 2006

*By:	/S/ JEFFREY RUDIN
Jeffrey Rudin,
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Description
21.1	Subsidiaries of Millipore

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002