Form 10-Q
period 2006-04-01
MILLIPORE CORP /MA
filed 2006-05-10
CIK 66479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2006 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2006, 53,169,423 shares of the registrant’s Common Stock were outstanding.

MILLIPORE CORPORATION

In this Form 10-Q, unless the context otherwise requires, the terms “Millipore”, the “Company”, “we” or “us” shall mean Millipore Corporation and its subsidiaries.

PART I

Item 1. Financial Statements

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005
Net sales	$268,415	$250,178
Cost of sales	125,772	114,103

Gross profit	142,643	136,075

Selling, general and administrative expenses	80,854	76,728
Research and development expenses	18,413	16,073
Purchased intangibles amortization	1,432	705

Operating income	41,944	42,569

Interest income	6,892	675
Interest expense	(4,193)	(1,834)

Income before income taxes and minority interest	44,643	41,410
Provision for income taxes	10,015	9,110
Minority interest	97	—

Net income	$34,531	$32,300

Earnings per share:
Basic	$0.66	$0.65

Diluted	$0.64	$0.64

Weighted average shares outstanding:
Basic	52,713	49,851
Diluted	53,883	50,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	April 1, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$566,299	$537,052
Marketable securities	84,944	113,839
Accounts receivable (less allowance for doubtful accounts of $4,218 and $3,936 as of April 1, 2006 and December 31, 2005, respectively)	215,259	188,130
Inventories	166,249	153,030
Deferred income taxes and other current assets	77,780	75,050

Total current assets	1,110,531	1,067,101
Property, plant and equipment, net	385,681	371,249
Deferred income taxes	70,673	73,190
Intangible assets, net	42,516	43,421
Goodwill	84,154	82,718
Other assets	6,660	8,986

Total assets	$1,700,215	$1,646,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,006	$79,587
Income taxes payable	17,697	37,544
Accrued expenses	91,618	115,655
Deferred income taxes	10,294	9,813

Total current liabilities	200,615	242,599
Deferred income taxes	6,002	5,713
Long-term debt	562,750	552,285
Other liabilities	54,877	54,505

Total liabilities	824,244	855,102

Minority interest	3,765	—

Shareholders’ equity:
Common stock, par value $1.00 per share, 120,000 shares authorized; 53,123 shares issued and outstanding as of April 1, 2006; 52,227 shares issued and outstanding as of December 31, 2005	53,123	52,227
Additional paid-in capital	175,830	129,848
Retained earnings	644,233	609,702
Unearned compensation	—	(290)
Accumulated other comprehensive (loss) income	(980)	76

Total shareholders’ equity	872,206	791,563

Total liabilities and shareholders’ equity	$1,700,215	$1,646,665

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	April 1, 2006	April 2, 2005
Cash flows from operating activities:
Net income	$34,531	$32,300
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,480	11,623
Stock-based compensation	2,603	2,716
Deferred income tax provision	4,339	5,665
Tax benefit from stock plan activities	(6,955)	725
Minority interest	97	—
Changes in operating assets and liabilities:
Accounts receivable	(18,730)	(23,111)
Inventories	(9,858)	113
Other assets	(2,708)	(1,539)
Accounts payable	(858)	(1,816)
Accrued expenses	(26,649)	(7,895)
Income taxes payable	(13,575)	162
Other liabilities	163	(455)

Net cash (used in) provided by operating activities	(24,120)	18,488

Cash flows from investing activities:
Additions to property, plant and equipment	(21,722)	(10,897)
Purchases of marketable securities	(452,135)	—
Proceeds from sales of marketable securities	481,138	—

Net cash provided by (used in) investing activities	7,281	(10,897)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	37,372	3,036
Tax benefit from stock plan activities	6,955	—
Repayments of revolver borrowings	—	(14,000)

Net cash provided by (used in) financing activities	44,327	(10,964)

Effect of foreign exchange rates on cash and cash equivalents	1,759	(7,441)

Net increase (decrease) in cash and cash equivalents	29,247	(10,814)
Cash and cash equivalents at beginning of period	537,052	152,144

Cash and cash equivalents at end of period	$566,299	$141,330

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

The Company’s interim fiscal quarter ends on the thirteenth Saturday of each quarter. Since the fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The first fiscal quarters for 2006 and 2005 ended on April 1, 2006 and April 2, 2005, respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, these condensed consolidated financial statements reflect all significant adjustments necessary for a fair statement of the results for the interim periods presented. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of future trends or the Company’s operations for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

2. Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires companies to recognize share-based payments to employees and directors as compensation expense using a fair value-based method in the results of operations. Prior to the adoption of SFAS No. 123(R) and as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounted for share-based payments to employees using the intrinsic value method pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, no stock-based employee compensation expense had been recorded in connection with the issuance of employee and director stock options as all options granted under these plans were fixed awards and had an exercise price equal to the market value of the Company’s common stock at the time of the grant. Stock-based employee compensation expense relating to separation agreements for certain executive officers and the vesting of restricted stock awards and restricted stock units granted at no cost to the employees was reflected in net income. Upon adoption of SFAS No. 123(R), the Company elected to use the modified prospective method and, accordingly, did not restate the results of operations for the prior periods. In the three months ended April 1, 2006, compensation expense was recognized for all awards granted on or after January 1, 2006 as well as for the unvested portion of awards granted before January 1, 2006.

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. The Company estimates the fair value of its stock options using the Black-Scholes option-pricing model and the fair value of its restricted stock awards and restricted stock units using the intrinsic value method. The Company recognizes the associated compensation expense on a straight-line basis over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeiture history and are updated on a quarterly basis to reflect actual forfeitures of unvested awards and other known events.

Estimating the fair value for stock options requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are estimated based on historical volatilities of the Company’s common stock over a period of time that approximates the expected term of the options. The expected term represents the average time that options are expected to be outstanding and is estimated based on the historical exercise, post-vesting cancellation and expiration patterns of the Company’s stock options. Expected dividends are estimated based on the Company’s dividend history as well as management’s current projections. The risk-free interest rate for periods approximating the expected terms of the options is based on the U.S. Treasury yield curve in effect at the time of grant. These assumptions will be updated at least on an annual basis or when there is a significant change in circumstances that could affect these assumptions.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Pursuant to requirements in SFAS No. 123(R), the Company reclassified the unearned compensation balance of $290 related to its restricted stock awards to additional paid-in capital as of January 1, 2006.

The following table presents stock-based compensation expense included in the Company’s condensed consolidated statement of operations for the first quarter of 2006:

Cost of sales	$364
Selling, general and administrative expense	1,921
Research and development expense	318

Stock-based compensation expense before taxes	2,603
Income tax benefit	(820)

Net stock-based compensation expense	$1,783

Reduction to earnings per share:
Basic	$0.03

Diluted	$0.03

The weighted average grant-date fair value of options granted during the three months ended April 1, 2006 was $24.76 per option. The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were as follows:

Expected volatility	33.0%
Risk-free interest rate	4.6%
Expected term	5 years
Expected dividends	—

The Company did not capitalize any stock-based compensation related costs as such costs were not material for the three months ended April 1, 2006. Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted average amortization period of 2.5 years was $28,969 at April 1, 2006. The forfeiture rate used in the share-based compensation expense calculation for the three months ended April 1, 2006 was 4%.

As required by SFAS No. 123(R), windfall tax deductions in excess of deferred tax assets from share-based compensation expense are reported as a financing cash inflow in 2006, rather than as an operating cash inflow as required under APB Opinion No. 25. SFAS No. 123(R) does not permit the reclassification of the prior period cash flow statement.

Prior to its adoption of SFAS No. 123(R) on January 1, 2006, the Company applied the recognition and measurement provisions of APB Opinion No. 25 in accounting for stock-based compensation plans and complied with the disclosure requirement under SFAS No. 123. The following table illustrates the effect on net income and earnings per share for the three months ended April 2, 2005 as if the Company had accounted for its stock-based employee compensation under the fair value method:

Net income, as reported	$32,300
Add: Stock-based compensation expense included in reported net income, net of tax	1,763
Deduct: Stock-based compensation expense using fair value method for all awards, net of tax	(3,906)

Pro forma net income	$30,157

Earnings per share:
Basic, as reported	$0.65

Basic, pro forma	$0.60

Diluted, as reported	$0.64

Diluted, pro forma	$0.60

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

The weighted average grant-date fair value of options granted during the three months ended April 2, 2005 was $18.33. The weighted average assumptions used in the Black-Scholes option-pricing model for the pro forma disclosure were as follows:

Expected volatility	35.0%
Risk-free interest rate	3.6%
Expected term	5 years
Expected dividends	—

3. Basic and Diluted Earnings per Share

The following table presents share information used to calculate earnings per share (“EPS”):

	Three Months Ended
	April 1, 2006	April 2, 2005
Weighted average common shares outstanding for basic EPS	52,713	49,851
Dilutive effect of stock-based compensation awards	1,170	476

Weighted average common shares outstanding for diluted EPS	53,883	50,327

For the three months ended April 1, 2006 and April 2, 2005, outstanding stock options of 191 and 4,053, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. Antidilutive options could become dilutive in the future.

4. Inventories

Inventories at April 1, 2006 and December 31, 2005, stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	April 1, 2006	December 31, 2005
Raw materials	$30,949	$24,694
Work in process	41,208	38,850
Finished goods	94,092	89,486

Total inventories	$166,249	$153,030

5. Property, Plant and Equipment

Accumulated depreciation on property, plant and equipment was $272,622 at April 1, 2006 and $258,009 at December 31, 2005.

6. Intangible Assets, Net

Intangible assets, net, consisted of the following at April 1, 2006 and December 31, 2005:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
April 1, 2006
Patented and unpatented technology	$29,437	$(15,581)	$13,856	5 – 20 years
Trademarks and trade names	23,169	(9,205)	13,964	5 – 20 years
Customer relationships	14,600	(1,013)	13,587	15 – 16 years
Licenses and other	4,922	(3,813)	1,109	5 – 10 years

Total	$72,128	$(29,612)	$42,516

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
December 31, 2005
Patented and unpatented technology	$29,245	$(14,925)	$14,320	5 – 20 years
Trademarks and trade names	23,092	(8,830)	14,262	5 – 20 years
Customer relationships	14,316	(685)	13,631	15 – 16 years
Licenses and other	4,899	(3,691)	1,208	5 – 10 years

Total	$71,552	$(28,131)	$43,421

Amortization expense for the three months ended April 1, 2006 and April 2, 2005 was $1,432 and $705, respectively.

The estimated aggregate amortization expense for intangible assets owned as of April 1, 2006 for each of the five succeeding years is as follows:

Remainder of 2006	$4,287
2007	5,693
2008	5,449
2009	4,707
2010	4,242
Thereafter	18,138

Total	$42,516

7. Goodwill

The following table presents changes in the goodwill balances:

	Three Months Ended
	April 1, 2006	April 2, 2005
Balance at beginning of period	$82,718	$9,433
Effect of foreign exchange rate changes	1,436	—

Balance at end of period	$84,154	$9,433

8. Comprehensive Income

The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended
	April 1, 2006	April 2, 2005
Change in net unrealized loss on securities	$—	$(203)
Change in additional minimum pension liability adjustments	(15)	23
Foreign currency translation adjustments	(1,041)	(18,315)

Other comprehensive loss	(1,056)	(18,495)
Net income	34,531	32,300

Total comprehensive income	$33,475	$13,805

9. Stock Plans

As of April 1, 2006, the Company had two share-based compensation plans, the “1999 Stock Incentive Plan” (the “1999 Plan”) and the “1999 Stock Option Plan for Non-Employee Directors” (the “Directors’ Plan”).

The 1999 Plan provides for the issuance of, among other things, stock options, restricted stock, restricted stock units and stock appreciation rights to employees as incentive compensation. The 1999 Plan, as in effect at April 1, 2006, allowed

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

for the issuance of a total of 11,202 shares of common stock. The exercise price of the stock options may not be less than the fair market value of the Company’s common stock at the time of grant. Stock options generally vest over a four-year period and expire no later than ten years from the date of grant. Restricted stock awards represent shares of common stock issued to employees subject to forfeiture if the vesting conditions are not satisfied. Restricted stock units represent the right to receive shares of common stock upon meeting specified vesting requirements. The vesting conditions for the Company’s restricted stock awards and restricted stock units are determined by the Board of Directors at the time of grants. Restricted stock and restricted stock units, which are awarded at no cost to employees, cannot be sold, assigned, transferred or pledged during the restriction period. The restriction or vesting period typically ranges from two to four years. In most instances, shares are subject to forfeiture should employment terminate during the restriction period.

The Directors’ Plan as of April 1, 2006 allowed for the issuance of 250 shares of common stock. The exercise price of the stock options may not be less than the fair market value of the stock at the time of grant. The stock options generally vest over a four-year period and expire no later than ten years from the date of grant.

The following table summarizes the stock option activities for both plans:

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2006	4,652	$44.60
Options granted	217	$66.78
Options exercised	(896)	$41.70
Options forfeited and expired	(38)	$44.85

Options outstanding at April 1, 2006	3,935	$46.48

Options exercisable at April 1, 2006	2,608	$45.82

The following table summarizes information related to the outstanding and vested options as of April 1, 2006:

	Options Outstanding	Vested Options
Number of shares	3,935	2,608
Weighted average remaining contractual life	7.00	6.32
Weighted average exercise price	$46.48	$45.82
Aggregate intrinsic value	$104,573	$71,034

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing common stock price of $73.06 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the three months ended April 1, 2006 was $24,396.

The following table summarizes the status of unvested restricted stock awards and restricted stock units as of April 1, 2006 as well as changes during the three months ended April 1, 2006:

	Shares	Weighted Average Fair Value
Unvested at January 1, 2006	15	$55.09
Granted	207	$66.79
Vested	—	$—
Forfeited	—	$—

Unvested at April 1, 2006	222	$66.02

On April 26, 2006, the Company’s shareholders approved amendments to the 1999 Plan to permit awards of equity incentive compensation to non-employee directors of the Company under the 1999 Plan and to add to the 1999 Plan the 119 shares of the Company’s common stock then remaining available for grant under the Directors’ Plan. These amendments to the 1999 Plan also gave effect to revised equity award arrangements for non-employee directors as approved by the

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Company’s Board of Directors, subject to such shareholder approval. Under these arrangements, each newly elected non-employee director shall be awarded options covering 5 shares of the Company’s common stock and 1.65 restricted stock units on the date of his or her first election. Following the initial grant, each non-employee director shall be awarded options covering 2.5 shares of common stock and 0.825 restricted stock units at the time of the first meeting of directors following each annual meeting of shareholders thereafter, provided such individual is then a non-employee director.

Also as of April 26, 2006, the Directors’ Plan was terminated, except that any option grant previously made under the Directors’ Plan remained in effect pursuant to its terms.

10. Employee Retirement Plans

The following tables summarize the components of net periodic benefit cost for our various defined benefit employee retirement and postretirement benefit plans in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”

	U.S. Retirement Benefits
	Three Months Ended
	April 1, 2006	April 2, 2005
Components of net periodic benefit cost:
Service benefit	$(88)	$(75)
Interest cost	320	285
Expected return on plan assets	(320)	(271)
Amortization of prior service cost	2	2
Amortization of net loss	211	184

Net periodic benefit cost	$125	$125

	Foreign Pension Benefits
	Three Months Ended
	April 1, 2006	April 2, 2005
Components of net periodic benefit cost:
Service cost	$600	$613
Interest cost	327	320
Expected return on plan assets	(274)	(237)
Amortization of net loss	41	34

Net periodic benefit cost	$694	$730

	Postretirement Benefits
	Three Months Ended
	April 1, 2006	April 2, 2005
Components of net periodic benefit cost:
Service cost	$125	$103
Interest cost	146	134
Amortization of net gain	(21)	(28)

Net periodic benefit cost	$250	$209

The Company expects to contribute $1,037 to the U.S. retirement plan, $1,199 to the foreign retirement plans, and $628 to the other postretirement benefit plans in 2006. As of April 1, 2006, the Company made contributions of $316, $261, and $166 to the U.S. retirement plan, the foreign retirement plans, and the other postretirement benefit plans, respectively.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

11. Investments in Unconsolidated Companies and Variable Interest Entity

Millipore has an equity investment in a South African company that is accounted for using the equity method. In the first quarter of 2006 and 2005, income of $68 and $311, respectively, was recorded in selling, general and administrative expenses in the consolidated statements of operations.

In addition, Millipore has an equity investment in an Indian company that is engaged in the manufacture and sale of certain types of filtration systems and laboratory water purification systems. This investment was previously accounted for using the equity method. In 2006, Millipore identified this entity as a variable interest entity under the Financial Accounting Standards Board (the “FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” As Millipore is deemed the primary beneficiary, results of this Indian entity have been consolidated in Millipore’s consolidated financial statements beginning January 1, 2006. The entity had total net assets of $6,275 at April 1, 2006.

12. Subsequent Events

On April 27, 2006, the Company acquired Newport Bio Systems, Inc., a provider of process containers used in biopharmaceutical production. The acquisition will broaden the scope of disposable products that the Company offers. The total purchase price was $8.8 million in cash.

On April 25, 2006, the Company announced that it had entered into a definitive agreement to acquire all of the outstanding shares of Serologicals Corporation (“Serologicals”) common stock, subject to the approval of Serologicals shareholders, certain customary regulatory approvals and certain other conditions as specified in the merger agreement. The transaction is expected to close on or about June 30, 2006. The acquisition will strengthen the market position of the Company’s Bioscience division by adding a broad range of innovative product offerings that enable drug discovery, development and production. It will also enable the Bioprocess division to offer both upstream cell culture and downstream separation products in life science research and biopharmaceutical production. The total purchase price, including the assumption of debt, is estimated to be $1.4 billion and will be financed with a combination of cash on hand and debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2005. Our interim fiscal quarter ends on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The first fiscal quarters for 2006 and 2005 ended on April 1, 2006 and April 2, 2005, respectively.

Throughout this discussion, references will be made to “constant currencies.” Constant currency is a non-GAAP measure whereby foreign currency balances are translated, for all periods presented, at Millipore’s predetermined budgeted exchange rates for 2006, thus excluding the impact of fluctuations in the actual foreign currency exchange rates. The comparable U.S. GAAP measure is the U.S. dollar results presented herein, which represent the foreign currency balances translated at actual exchange rates. In addition to analyzing U.S. GAAP financial results, we also analyze our results in constant currencies because over 65% of our business is conducted outside of the U.S. and the fluctuations in currency exchange rates may have a significant impact on our reported results under U.S. GAAP. We believe constant currency measures may allow for a better understanding of the underlying business trends. We have presented the constant currency sales growth in both amounts and percentages to help investors understand trends in our businesses. The corresponding U.S. GAAP measures are also presented herein.

General Overview

Millipore is a leading global provider of products and services that improve productivity in biopharmaceutical manufacturing and in clinical, analytical and research laboratories. We are organized into two operating divisions. Our Bioprocess division helps our customers to optimize their manufacturing productivity, ensure quality, and scale up the production of therapeutic drugs, including difficult-to-manufacture biologics. We facilitate drug production during both pre-clinical development and manufacturing scale-up after drug approval. Our Bioscience division helps to optimize laboratory productivity and workflows. We offer a broad range of high-performance products and services based on membrane, chromatographic and other enabling technologies.

Net sales were $268.4 million for the first quarter of 2006, a 7% increase from the $250.2 million for the same quarter last year. In constant currencies, first quarter net sales increased 12% as compared to the first quarter of last year. The growth was driven by continued strong demand for our products and services as well as the effectiveness of the strategic initiatives we implemented over the past year. Our 2005 acquisitions of NovAseptic A.B. (“NovAseptic”) and MicroSafe B.V. (“MicroSafe”) contributed 3% of the growth in sales in both U.S. dollars and in constant currencies. We continue to make significant investments as part of our program to improve the efficiency of our global supply chain. During the first quarter, we closed our Bioprocess systems plant in Billerica, Massachusetts, moved some of our production to low-cost areas such as India, and implemented a global sourcing program. Operating income declined $0.6 million, or 1%, in the first quarter of 2006 as compared to the same quarter of 2005 as a result of investments made in the first quarter of 2006 for future growth. In addition, higher operating income for the first quarter of 2005 was also attributable to unusually low selling, general and administrative and research and development spending in the first quarter of 2005 as a result of lower headcount and related expenses.

On April 25, 2006, we announced the signing of a definitive agreement to acquire all of the outstanding shares of Serologicals Corporation (“Serologicals”) common stock, subject to Serologicals shareholder approval, certain customary regulatory approvals and other conditions as specified in the merger agreement. The transaction is expected to close on or about June 30, 2006. The total purchase price is estimated at $1.4 billion, including the assumption of projected debt at closing, and will be financed with a combination of cash on hand and debt. Once consummated, this strategic acquisition will significantly strengthen the market position of our Bioscience division by giving it leading positions in a broad range of high growth segments such as drug discovery products and services, antibodies, cell biology reagents, and stem cell research. Millipore expects to increase sales of Serologicals’ products in international markets such as Europe, Asia and Japan, where Millipore has a significant sales and marketing presence. Millipore’s Bioprocess division will gain a cell culture supplements offering that will facilitate its entry into the $1 billion upstream bioprocessing market. As a result, Millipore will gain a strong competitive advantage in the life science industry and further strengthen our relationships with biotechnology and pharmaceutical customers by offering both upstream cell culture and downstream separation products.

On April 27, 2006, we acquired Newport Bio Systems, Inc. (“Newport”), a provider of process containers, tubing manifolds, and assembly systems for collecting, storing, and transferring process fluids used in biopharmaceutical production. The addition of Newport’s single-use process containers, which include bags and liners, to our Mobius™ disposable solutions will provide Millipore with the industry’s broadest range of disposable products. By manufacturing all of the components of an integrated disposable solution, we will eliminate the need for our customers to validate multiple products from multiple suppliers. The acquisition reflects our strategic focus on increasing our presence in the disposable manufacturing market and builds on our 2005 NovAseptic acquisition. The total purchase price was $8.8 million in cash.

Results of Operations

Net Sales by Division

Net sales growth by division in the first quarter of 2006, as compared with the same quarter in 2005, is summarized in the table below:

	U.S. dollars (in thousands)		Percent sales growth
	2006	2005
Bioprocess	$163,648	$150,229	9%
Bioscience	104,767	99,949	5%

Total net sales in U.S. dollars	$268,415	$250,178	7%

	Constant currencies (in thousands)		Percent sales growth
	2006	2005
Bioprocess	$151,703	$133,733	13%
Bioscience	97,304	88,483	10%

Total net sales in constant currencies	249,007	222,216	12%
Foreign exchange impact	19,408	27,962

Total net sales in U.S. dollars	$268,415	$250,178	7%

Bioprocess Division

Bioprocess division sales grew 9% in U.S. dollars, or 13% in constant currencies, as compared with the same quarter in 2005, which included 5% sales growth in both U.S. dollars and constant currencies attributable to our NovAseptic and MicroSafe acquisitions. The division experienced strong demand for process filtration consumable products that are used in the production of monoclonal antibody and recombinant protein therapeutics as well as those used in the production of vaccines. Chromatography media sales declined slightly due to a large European customer stocking order recorded in the first quarter of 2005. Hardware sales growth was primarily due to the inclusion of NovAseptic sales.

Bioscience Division

Bioscience division sales grew 5% in U.S. dollars, or 10% in constant currencies, as compared with the same quarter in 2005. The growth was driven by strong demand for accessories and consumables used in laboratory water purification, protein research and other general filtration applications, especially in emerging markets, such as China. Our sales also benefited from the successful new product launches in late 2005 and our execution of new sales force initiatives.

Net Sales by Geography

Net sales growth by geography in the first quarter of 2006, as compared with the same quarter in 2005, is summarized in the table below:

	U.S. dollars (in thousands)		Percent sales growth
	2006	2005
Americas	$113,138	$103,372	9%
Europe	109,031	102,415	6%
Asia/Pacific	46,246	44,391	4%

Total net sales in U.S. dollars	$268,415	$250,178	7%

	Constant currencies (in thousands)		Percent sales growth
	2006	2005
Americas	$111,253	$102,720	8%
Europe	92,076	79,315	16%
Asia/Pacific	45,678	40,181	14%

Total net sales in constant currencies	249,007	222,216	12%
Foreign exchange impact	19,408	27,962

Total net sales in U.S. dollars	$268,415	$250,178	7%

Net sales composition by geographic region in the first quarter of 2006, as compared with the same quarter in 2005, is summarized in the table below:

	% of net sales (in U.S. dollars)		% of net sales (in constant currencies)
	2006	2005	2006	2005
Americas	42%	41%	45%	46%
Europe	41%	41%	37%	36%
Asia/Pacific	17%	18%	18%	18%

Total	100%	100%	100%	100%

Net sales in the Americas grew 9% in U.S. dollars, or 8% in constant currencies, as compared to the same quarter in 2005 primarily due to the strong demand in process filtration and process monitoring tools. In Europe, net sales growth of 6% in U.S. dollars, or 16% in constant currencies, was also driven by strong filtration product sales and laboratory water systems and other consumables sales. Sales of chromatography media in Europe decreased in the first quarter of 2006 relative to the same quarter last year attributable to a large customer stocking order recorded in the first quarter of 2005. Our NovAseptic and MicroSafe acquisitions positively impacted sales growth in both the Americas and Europe. The higher sales in the Asia/Pacific region was mainly due to growth in India and China.

During the first quarter of 2006, the U.S. dollar strengthened on average as compared to the first quarter of 2005. A stronger U.S. dollar negatively impacts U.S. dollar sales growth because approximately 65% of our revenue is outside the U.S. The impact of translating foreign currency sales to the U.S. dollar lowered the reported sales growth rate by approximately 500 basis points in the first quarter of 2006. Since we have a higher percentage of sales in Europe than in Asia, the impact of translating sales denominated in European currencies will have a greater impact on our U.S. dollar sales than the impact of translating sales denominated in Asian currencies. On average, the U.S. dollar strengthened against the Euro by approximately 9% and against the Japanese Yen by approximately 12% during the first quarter of 2006 as compared with the first quarter of 2005.

Gross Profit Margin

Gross profit margin was 53.1% in the first quarter of 2006 as compared with 54.4% in the first quarter of 2005. The decrease in the first quarter of 2006 was primarily attributable to costs of $4.2 million associated with the consolidation of our manufacturing facilities, employee stock-based compensation expense of $0.4 million associated with the adoption of SFAS No. 123(R), and foreign currency losses. The effect of these factors was partially offset by increased sales of higher margin consumables. We closed our Bioprocess systems plant in Billerica, Massachusetts at the end of the first quarter of 2006. The transfer of standard systems manufacturing activities to India is on schedule.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased $4.1 million, or 5.4%, in the first quarter of 2006 as compared with the first quarter of 2005. The increase in the first quarter of 2006 was primarily attributable to employee related expenses of $8.0 million resulting from increased headcount to support our sales and marketing initiatives. Also included in the increase was a charge of $1.9 million related to employee stock-based compensation expense as a result of adopting SFAS No. 123(R) on January 1, 2006. SG&A expense in the first quarter of 2005 included executive termination costs of $7.8 million and severance of $0.5 million related to our divisional consolidation. As a percentage of net sales, SG&A expenses were 30.7% for the first quarter of 2006 as compared to 31.0% for the same quarter of 2005.

Research and Development (“R&D”) expenses increased $2.3 million, or 14.6%, in the first quarter of 2006 as compared with the first quarter of 2005. R&D expenses in the first quarter of 2005 were unusually low because we delayed our spending as we evaluated the portfolio of R&D projects to align our R&D efforts with our new strategy at that time. Higher R&D expenses in the first quarter of 2006 were primarily attributable to increases in employee headcount and related expenses. R&D expenses in the first quarter of 2006 also included a charge related to employee stock-based compensation expense of $0.3 million as a result of adopting SFAS No. 123(R) on January 1, 2006. As a percentage of net sales, R&D expenses were 6.9% for the first quarter of 2006 as compared to 6.4% for the same quarter of 2005.

Purchased intangibles amortization increased $0.7 million, or 103.1%, in the first quarter of 2006 as compared with the first quarter of 2005. The increase was attributable to our MicroSafe and NovAseptic acquisitions in the third quarter of 2005.

Interest Income (Expense)

Interest income was $6.9 million for the first quarter of 2006 as compared to $0.7 million for the first quarter of 2005. The increase was the result of investing the borrowings under our revolving credit facility that was established in December 2005 in various short-term commercial paper and other marketable securities. Interest expense increased $2.4 million due to higher borrowings under our revolving credit facility. We plan to use existing cash and proceeds from additional debt to finance the acquisition of Serologicals. As a result, we expect to report net interest expense for the full fiscal year.

Provision for Income Taxes

Our effective tax rate for the first quarter of 2006 was 22.4% as compared with 22.0% during the first quarter of 2005. We expect the full-year 2006 effective tax rate to be approximately 25%. The 2006 rate is higher than our 2005 effective tax rate due to the expiration of the special U.S. possessions credit tax regime, which applied to our plant in Puerto Rico, and because we are expecting that our income from higher tax jurisdictions will increase in 2006. Our tax rate for the first quarter of 2006 was lower than the expected rate for the full year because the first quarter tax rate included a deferred tax benefit associated with the change in the tax status of our Puerto Rican manufacturing facility at the beginning of 2006.

Net Income and Earnings per Share

Earnings per share of $0.64 in the first quarter of 2006 were the same as in the first quarter of 2005 despite higher net income. This was attributable to an increase in our weighted average shares outstanding in the first quarter of 2006 as a result of higher market price and increased stock option exercise activities.

Market Risk

We are exposed to market risks, which include changes in foreign currency exchange rates, interest rates and credit risk. We manage these risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in revenues, net income, and assets and liabilities denominated in currencies other than the U.S. dollar. Changes in foreign currency exchange rates represent a substantial risk to us because approximately 65% of our business is conducted outside of the United States, generally in foreign currencies. Our primary risk management strategy is to use forward contracts to hedge certain foreign currency exposures. The intent of this strategy is to offset gains and losses that occur on the underlying exposures with gains and losses resulting from the forward contracts that hedge these exposures. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically span less than three months. We held forward foreign exchange contracts with U.S. dollar equivalent notional amounts totaling $124.3 million at April 1, 2006. The fair value of these contracts was a net gain of $1.1 million at April 1, 2006. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents and other highly liquid marketable securities.

As of April 1, 2006, our debt portfolio was comprised of a combination of fixed and floating rate borrowings. Our exposure to interest rate risk relates to our revolving credit facility. We assess our interest rate risks on a regular basis but do not use financial instruments to mitigate these risks because there is a natural offset between our cash and debt portfolios that are subject to variable interest rate movements. A hypothetical 10% change in interest rates would not have had a material impact on our income statement for the three month ended April 1, 2006.

On April 25, 2006, we announced the signing of a definitive agreement to acquire all of Serologicals’ outstanding shares. To finance the acquisition, we will seek additional debt borrowings, which will cause changes to our cash and debt portfolio. We are currently assessing the interest risk associated with the expected additional borrowings and will take appropriate measures to mitigate the risk.

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

Capital Resources and Liquidity

We had cash outflows from operations of $24.1 million in the first quarter of 2006 as compared with cash inflows of $18.5 million in the first quarter of 2005. This decrease in operating cash flows was primarily the result of decreases in accrued expenses and accrued income taxes as well as higher inventory levels. In the first quarter of 2006, we made tax payments of approximately $11.0 million related to the repatriation of foreign earnings at the end of 2005. We also made higher payments of $7.0 million related to our 2005 employee incentive compensation plan because of our strong business performance in 2005. Accruals for executive severance were approximately $6.0 million lower this year than the comparable period last year and distributor commission payments were approximately $3.0 million higher. The inventory increase was primarily attributable to our manufacturing consolidation strategy. Days of supply in inventory increased by 8 days from 112 days at April 2, 2005 to 120 days at April 1, 2006. Days sales outstanding for the first quarter of 2006 remained at 73 days, the same level as for the first quarter of 2005.

We had cash inflows from investing activities of $7.3 million in the first quarter of 2006 as compared with cash outflows of $10.9 million in the first quarter of 2005. This increase was primarily attributable to our investment activities in various marketable securities and was partially offset by our increased investment in capital projects and fixed assets. Construction of our new research and development center in Bedford, Massachusetts is expected to be completed in 2006.

We had cash inflows from financing activities of $44.3 million in the first quarter of 2006 as compared with cash outflows of $11.0 million in the first quarter of 2005. This increase was attributable to cash received from employees upon the exercise of stock options and the excess tax benefits related to employee stock option exercises. The cash outflow in the first quarter of 2005 was primarily attributable to repayments of borrowings of $14.0 million under our prior revolving credit agreement, which was partially offset by the proceeds from employees exercising stock options. Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method. This required certain related tax benefits to be included as cash inflows from financing activities that would have been included as cash inflows of operating activities under the previous accounting rules. SFAS No. 123(R) does not allow prior period reclassification.

We entered into a five-year unsecured revolving credit agreement in December 2005. As of April 1, 2006, we had borrowings of $462.8 million outstanding under this credit agreement, which were classified as long-term debt because of our intent and ability to continuously refinance them. The agreement contains financial covenants that require us to maintain specific levels of the interest coverage and leverage, as defined. We were compliant with all financial covenants at April 1, 2006.

On April 25, 2006, we announced the signing of a definitive agreement to acquire all of Serologicals’ outstanding shares. The transaction is expected to close on or about June 30, 2006. We will finance the acquisition with a combination of cash and debt. The higher debt levels will likely lower our debt ratings. Lower debt ratings may adversely affect our cost of borrowings as well as our access to the capital markets. We intend to amend certain terms and financial covenants of our revolving credit agreement that currently contain restrictions on our ability to make acquisitions. We do not expect that amendment to have a material effect on our results of operations or financial condition.

We believe that cash flows to be generated from our future operating activities and borrowings under our debt arrangements will be sufficient to meet our operating cash requirements over the next twelve to twenty-four months.

Legal Proceedings

We currently are not a party to any material legal proceeding.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our most critical accounting policies have a significant impact on the preparation of these condensed consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continue to have the same critical accounting policies and estimates as we described in Item 7, beginning on page 29, in our Annual Report on Form 10-K for the year ended December 31, 2005. Those policies and estimates were identified as those relating to revenue recognition, allowance for doubtful accounts, inventory valuation analysis, valuation of long-lived assets, income tax provision, employee retirement and postretirement medical plans and our intention to refinance short-term debt on a long-term basis. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which required us to recognize share-based payments to employees and directors as compensation expense using a fair value-based method in the results of operations. Prior to the adoption of SFAS No. 123(R) and as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” we accounted for share-based payments to employees using the intrinsic value method pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, no stock-based employee compensation expense had been recorded in connection with the issuance of employee and director stock options as all options granted under these plans were fixed awards and had an exercise price equal to the market value of our common stock at the time of the grant. Stock-based employee compensation expense relating to separation agreements for certain executive officers and the vesting of restricted stock awards and restricted stock units granted at no cost to the employees was reflected in net income. Upon adoption of SFAS No. 123(R), we elected to use the modified prospective method and, accordingly, did not restate the results of operations for the prior periods. In the three months ended April 1, 2006, compensation expense was recognized for all awards granted on or after January 1, 2006 as well as for the unvested portion of awards granted before January 1, 2006.

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. We estimate the fair value of our stock options using the Black-Scholes option-pricing model and the fair value of our restricted stock awards and restricted stock units using the intrinsic value method. We recognize the associated compensation expense on a straight-line basis over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeiture history and are updated on a quarterly basis to reflect actual forfeitures of unvested awards and other known events.

Estimating the fair value for stock options requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are estimated based on historical volatilities of our common stock over a period of time that approximates the expected term of the options. The expected term represents the average time that options are expected to be outstanding and is estimated based on the historical exercise, post-vesting cancellation and expiration patterns of our stock options. Expected dividends are estimated based on our dividend history as well as our current projections. The risk-free interest rate for periods approximating the expected terms of the options is based on the U.S. Treasury yield curve in effect at the time of grant. These assumptions will be updated at least on an annual basis or when there is a significant change in circumstances that could affect these assumptions.

Pursuant to requirements in SFAS No. 123(R), we reclassified unearned compensation balance of $290 related to our restricted stock awards to additional paid-in capital as of January 1, 2006.

Forward-Looking Statements

The matters discussed in this Form 10-Q, as well as in future oral and written statements by our management, that are forward-looking statements are based on our current management expectations. These expectations involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, without limitation, the risk factors and uncertainties set forth in Item 1A (Risk Factors) and elsewhere in our Form 10-K for the year ended December 31, 2005 and the risk factors set forth in Part II, Item 1A (Risk Factors) of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is set forth under the heading “Market Risk” in Management’s Discussion and Analysis contained in this Form 10-Q which information is hereby incorporated by reference.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A. Risk Factors

We have announced our agreement to purchase Serologicals Corporation, subject to certain closing conditions including regulatory approval and the approval of the stockholders of Serologicals Corporation. In light of the announced agreement and the terms of such agreement and proposed transaction, we note the following risk factors. The first is a revision of the risk factor having the identical heading and included on page 18 of our Form 10-K for the year ended December 31, 2005, and the second is additional to the risk factors contained in our Form 10-K.

If our efforts to integrate acquired or licensed businesses or technologies into our business are not successful, our business could be harmed.

As part of our business strategy, we expect to continue to grow our business through acquisitions of technologies or of companies that offer products, services and technologies that we believe would complement our technologies and services. In 2005, we acquired NovAseptic A.B. and MicroSafe B.V. In April 2006, we acquired Newport Bio Systems, Inc. In April 2006, we also announced our agreement to acquire Serologicals Corporation, anticipated to be completed in mid-2006.

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

Our anticipated acquisition of Serologicals Corporation will require substantial additional capital to complete, which may substantially increase our debt leverage and may result in dilution to our shareholders.

In connection with the payment of the approximately $1.4 billion cash purchase price to the stockholders of Serologicals Corporation, our existing resources and credit facilities are insufficient. Accordingly, we will need to raise funds through public or private debt or equity financings. Although we have a commitment from a lending institution to provide debt financing for the entire purchase price, it is our intention to obtain alternative financing on terms more economically favorable to us. There is no assurance that such alternative additional funds will ultimately be available or, if available, that we can obtain such funds on terms acceptable to us.

If, as anticipated, we finance the Serologicals transaction with borrowed funds and were unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on these aggregate debt obligations, we would default under the terms of the applicable loan agreements or indentures. Any such default would likely result in an acceleration of the repayment obligations to such lenders.

Even if we are able to meet our debt service obligations, the amount of debt we undertake could adversely affect us in a number of ways, including by:

•	limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business;

•	placing us at a competitive disadvantage relative to our competitors who have lower levels of debt;

•	decreasing our debt rating and increasing our cost of borrowed funds;

•	making us more vulnerable to a downturn in our business or the economy generally;

•	subjecting us to the risk of being forced to refinance these amounts when due at higher interest rates; and

•	requiring us to use a substantial portion of our cash to pay principal and interest on our debt, instead of contributing those funds to other purposes such as working capital and capital expenditures.

Item 6. Exhibits

Exhibits Filed Herewith

10.1	1999 Stock Incentive Plan, as Amended and Restated at April 26, 2006
31.1	Certification of Chief Executive Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits Furnished Herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLIPORE CORPORATION

Date: May 10, 2006

/s/ KATHLEEN B. ALLEN
Kathleen B. Allen
Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

10.1	1999 Stock Incentive Plan, as Amended and Restated at April 26, 2006

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002