Form 10-Q
period 2006-07-01
MILLIPORE CORP /MA
filed 2006-08-10
CIK 66479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2006 or

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

As of July 28, 2006, there were 53,278,855 shares of the registrant’s Common Stock outstanding.

MILLIPORE CORPORATION

In this Form 10-Q, unless the context otherwise requires, the terms “Millipore”, the “Company”, “we” or “us” shall mean Millipore Corporation and its subsidiaries.

PART I

Item 1. Financial Statements

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$273,775	$244,964	$542,190	$495,142
Cost of sales	130,249	116,125	256,021	230,228

Gross profit	143,526	128,839	286,169	264,914

Selling, general and administrative expenses	86,050	79,749	166,904	156,477
Research and development expenses	19,717	17,341	38,130	33,414
Purchased intangibles amortization	1,488	801	2,920	1,506

Operating income	36,271	30,948	78,215	73,517

Interest income	9,268	633	16,160	1,308
Interest expense	(7,992)	(1,755)	(12,185)	(3,589)

Income before income taxes and minority interest	37,547	29,826	82,190	71,236
Provision for income taxes	7,986	5,849	18,001	14,959
Minority interest	424	—	521	—

Net income	$29,137	$23,977	$63,668	$56,277

Earnings per share:
Basic	$0.55	$0.48	$1.20	$1.13

Diluted	$0.54	$0.47	$1.18	$1.11

Weighted average shares outstanding:
Basic	53,183	50,143	52,948	50,000
Diluted	54,207	50,707	54,051	50,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	July 1, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,239,127	$537,052
Marketable securities	266,709	113,839
Accounts receivable (less allowance for doubtful accounts of $4,256 and $3,936 as of July 1, 2006 and December 31, 2005, respectively)	217,267	188,130
Inventories	174,201	153,030
Deferred income taxes and other current assets	79,230	75,050

Total current assets	1,976,534	1,067,101
Property, plant and equipment, net	411,862	371,249
Deferred income taxes	67,633	73,190
Intangible assets, net	46,088	43,421
Goodwill	94,640	82,718
Other assets	25,712	8,986

Total assets	$2,622,469	$1,646,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$100,000	$—
Accounts payable	77,291	79,587
Income taxes payable	9,348	37,544
Accrued expenses	104,913	115,655
Deferred income taxes	8,651	9,813

Total current liabilities	300,203	242,599
Deferred income taxes	5,350	5,713
Long-term debt	1,351,782	552,285
Other liabilities	55,212	54,505

Total liabilities	1,712,547	855,102

Minority interest	4,073	—
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, par value $1.00 per share, 120,000 shares authorized; 53,226 shares issued and outstanding as of July 1, 2006; 52,227 shares issued and outstanding as of December 31, 2005	53,226	52,227
Additional paid-in capital	184,418	129,848
Retained earnings	673,370	609,702
Unearned compensation	—	(290)
Accumulated other comprehensive (loss) income	(5,165)	76

Total shareholders’ equity	905,849	791,563

Total liabilities and shareholders’ equity	$2,622,469	$1,646,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	July 1, 2006	July 2, 2005
Cash flows from operating activities:
Net income	$63,668	$56,277
Minority interest	521	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,094	24,020
Stock-based compensation	5,762	5,509
Deferred income tax provision	4,776	5,665
Tax benefit from stock plan activities	(7,271)	2,329
Changes in operating assets and liabilities:
Accounts receivable	(12,972)	(20,946)
Inventories	(10,279)	(2,258)
Other assets	(1,441)	(1,650)
Accounts payable	(8,177)	746
Accrued expenses	(16,231)	4,682
Income taxes payable	(21,909)	791
Other liabilities	(310)	2,374

Net cash provided by operating activities	24,231	77,539

Cash flows from investing activities:
Additions to property, plant and equipment	(51,351)	(32,952)
Acquisition of businesses, net of cash acquired	(8,584)	—
Purchases of marketable securities	(1,183,973)	—
Proceeds from sales of marketable securities	1,031,211	—

Net cash used in investing activities	(212,697)	(32,952)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	41,967	32,257
Excess tax benefit from stock plan activities	7,271	—
Issuance of 3.75% convertible senior notes due 2026, net of debt issuance costs	551,639	—
Issuance of 5.875% senior notes due 2016, net of discount and debt issuance costs	309,238	—
Repayments of borrowings under the revolving credit facility	(20,108)	(42,000)
Costs related to amendments to the revolving credit facility	(2,806)	—

Net cash provided by (used in) financing activities	887,201	(9,743)

Effect of foreign exchange rates on cash and cash equivalents	3,340	(19,908)

Net increase in cash and cash equivalents	702,075	14,936
Cash and cash equivalents at beginning of period	537,052	152,144

Cash and cash equivalents at end of period	$1,239,127	$167,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1. General

Millipore is a leading global provider of products and services that improve productivity in biopharmaceutical manufacturing and in clinical, analytical and research laboratories.

The Company’s interim fiscal quarter ends on the thirteenth Saturday of each quarter. Since the fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The second fiscal quarters of 2006 and 2005 ended on July 1, 2006 and July 2, 2005, respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the Company’s management, these condensed consolidated financial statements reflect all significant adjustments necessary for a fair statement of the results for the interim periods presented. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of future trends or the Company’s operations for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

2. Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires companies to recognize share-based payments to employees and directors as compensation expense using a fair value-based method in the results of operations. Prior to the adoption of SFAS No. 123(R) and as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounted for share-based payments to employees using the intrinsic value method pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, no stock-based employee compensation expense had been recorded in connection with the issuance of employee and director stock options as all options granted under these plans were fixed awards and had an exercise price equal to the market value of the Company’s common stock at the time of the grant. Stock-based employee compensation expense relating to separation agreements for certain executive officers and the vesting of restricted stock awards and restricted stock units granted at no cost to the employees was reflected in net income. Upon adoption of SFAS No. 123(R), the Company elected to use the modified prospective method and, accordingly, did not restate the results of operations for the prior periods. Beginning on January 1, 2006, compensation expense has been recognized for all awards granted on or after January 1, 2006 as well as for the unvested portion of awards granted before January 1, 2006.

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. The Company estimates the fair value of its stock options using the Black-Scholes option-pricing model and the fair value of its restricted stock awards and restricted stock units using the quoted market value of the Company’s common stock. The Company recognizes the associated compensation expense on a straight-line basis over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeiture history and are updated on a quarterly basis to reflect actual forfeitures of unvested awards and other known events.

Estimating the fair value for stock options requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are estimated based on historical volatilities of the Company’s common stock over a period of time that approximates the expected term of the options. The expected term represents the average time that options are expected to be outstanding and is estimated based on the historical exercise, post-

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(Unaudited)

vesting cancellation and expiration patterns of the Company’s stock options. Expected dividends are estimated based on the Company’s dividend history as well as management’s current projections. The risk-free interest rate for periods approximating the expected terms of the options is based on the U.S. Treasury yield curve in effect at the time of grant. These assumptions will be updated at least on an annual basis or when there is a significant change in circumstances that could affect these assumptions.

Pursuant to SFAS No. 123(R), the Company reclassified the unearned compensation balance of $290 related to its restricted stock awards to additional paid-in capital as of January 1, 2006.

The following table presents stock-based compensation expense included in the Company’s condensed consolidated statement of operations for the three and six months ended July 1, 2006:

Reduction to:	Three Months Ended July 1, 2006	Six Months Ended July 1, 2006
Cost of sales	$482	$846
Selling, general and administrative expenses	2,290	4,211
Research and development expenses	387	705
Income before income taxes	3,159	5,762
Provision for income taxes	993	1,813
Net income	2,166	3,949
Earnings per share:
Basic	$0.04	$0.07
Diluted	$0.04	$0.07

The weighted average grant-date fair value of options granted during the three and six months ended July 1, 2006 was $27.78 and $25.11 per option, respectively. The weighted average grant-date fair value of restricted stock units awarded during the three and six months ended July 1, 2006 was $73.34 and $67.08 per unit, respectively. The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted during the three and six months ended July 1, 2006 were as follows:

	Three Months Ended July 1, 2006	Six Months Ended July 1, 2006
Expected volatility	33.0%	33.0%
Risk-free interest rate	5.0%	4.6%
Expected term	5 years	5 years
Expected dividends	—	—

The Company did not capitalize any stock-based compensation related costs as such costs were not material for the three and six months ended July 1, 2006. Unrecognized stock-based compensation expense was $27,206 at July 1, 2006 and is expected to be recognized over an estimated weighted average amortization period of 2.28 years. The forfeiture rate used in the share-based compensation expense calculation for the three and six months ended July 1, 2006 was 4%.

As required by SFAS No. 123(R), windfall tax deductions in excess of deferred tax assets from share-based compensation expense are reported as a financing cash inflow in 2006, rather than as an operating cash inflow as required under APB Opinion No. 25. Under the modified prospective method, SFAS No. 123(R) does not permit the reclassification of the prior period cash flow statement.

Prior to its adoption of SFAS No. 123(R) on January 1, 2006, the Company applied the recognition and measurement provisions of APB Opinion No. 25 in accounting for stock-based compensation plans and complied with the disclosure requirement under SFAS No. 123. The following table illustrates the effect on net income and earnings per share for the three and six months ended July 2, 2005 as if the Company had accounted for its stock-based employee compensation under the fair value method:

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005
Net income, as reported	$23,977	$56,277
Add: Stock-based compensation expense included in reported net income, net of tax	1,818	3,581
Deduct: Stock-based compensation expense using fair value method for all awards, net of tax	(3,190)	(7,096)

Pro forma net income	$22,605	$52,762

Earnings per share:
Basic, as reported	$0.48	$1.13

Basic, pro forma	$0.45	$1.06

Diluted, as reported	$0.47	$1.11

Diluted, pro forma	$0.44	$1.04

The weighted average grant-date fair value of options granted during the three and six months ended July 2, 2005 was $18.30 and $18.32, respectively. The weighted average assumptions used in the Black-Scholes option-pricing model for the pro forma disclosure for the three and six months ended July 2, 2005 were as follows:

	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005
Expected volatility	35.0%	35.0%
Risk-free interest rate	3.9%	3.7%
Expected term	5 years	5 years
Expected dividends	—	—

3. Acquisitions

Newport Bio Systems, Inc.

On April 27, 2006, the Company acquired 100% of the common stock of Newport Bio Systems, Inc., a provider of disposable process containers used in biopharmaceutical production. The acquisition will broaden the scope of the process equipment product offerings of the Company’s Bioprocess division. The total purchase price was $8,584 in cash.

The purchase price has been allocated, on a preliminary basis, to the acquired tangible assets and liabilities, identifiable intangible assets, and goodwill based on their estimated fair values at the time of acquisition, as follows:

Amount
Current assets	$1,639
Property, plant and equipment	218
Identifiable intangible assets:
Customer related intangibles (weighted average useful life of 19 years)	2,500
Patented and unpatented technology (weighted average useful life of 4 years)	300
Trademarks and trade names (weighted average useful life of 6 years)	200

Total identifiable intangible assets (weighted average useful life of 13 years)	3,000
Goodwill	6,073
Current liabilities	(1,203)
Deferred income taxes	(1,143)

Total purchase price	$8,584

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(Unaudited)

The results of the acquired operations have been included in the condensed consolidated statements of operations since the date of acquisition. The purchase price allocations related to this acquisition are based on preliminary information and are subject to change when additional data concerning final asset and liability valuations are obtained, however, management does not anticipate material changes in the preliminary allocations. The excess purchase price allocated to intangible assets and goodwill is not deductible for income tax purposes. Pro forma results of operations have not been presented because such information is not material to the Company’s consolidated condensed financial statements.

NovAseptic A.B. and Microsafe B.V.

During the third quarter of 2005, the Company acquired NovAseptic A.B. (“NovAseptic”) and MicroSafe B.V. (“MicroSafe”) for $96,296 and $9,088, respectively, including acquisition costs. NovAseptic provides innovative solutions for aseptic processing applications in biotechnology and pharmaceutical manufacturing operations while MicroSafe develops assays and provides testing services that help biotechnology and pharmaceutical customers monitor quality and compliance in the drug manufacturing process. The purchase prices for the NovAseptic and MicroSafe acquisitions were allocated, on a preliminary basis, to the acquired tangible assets and liabilities, identifiable intangible assets and goodwill based on their estimated fair values at the time of acquisition. In the second quarter of 2006, the Company finalized the allocation of the purchase price which resulted in reductions to both goodwill and deferred tax liability. The final allocation is as follows:

Amount
Current assets	$15,773
Property, plant and equipment	952
Identifiable intangible assets:
Customer related intangibles (weighted average useful life of 16 years)	14,925
Patented and unpatented technologies (weighted average useful life of 10 years)	10,417
Trademarks and trade names (weighted average useful life of 13 years)	4,072
In-process research and development costs	3,149

Total identifiable intangible assets (weighted average useful life of 13 years)	32,563
Goodwill	74,819
Current liabilities	(12,514)
Deferred income taxes	(6,209)

Total purchase price	$105,384

The excess purchase price allocated to intangible assets and goodwill is not deductible for income tax purposes. The amount allocated to the in-process research and development costs was written off at the date of acquisition because these costs had no alternative future uses and had not reached technological feasibility. The write-off was included in the research and development expenses in the condensed consolidated statement of operations for fiscal year 2005.

4. Basic and Diluted Earnings per Share

The following table presents share information used to calculate earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Weighted average common shares outstanding for basic EPS	53,183	50,143	52,948	50,000
Dilutive effect of stock-based compensation awards	1,024	564	1,103	525

Weighted average common shares outstanding for diluted EPS	54,207	50,707	54,051	50,525

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(Unaudited)

For the three months ended July 1, 2006 and July 2, 2005, outstanding stock options of 315 and 2,932, respectively, that had exercise prices in excess of the average fair market value of our common stock for the related period were excluded from the calculation of diluted earnings per share because of their antidilutive effect. For the six months ended July 1, 2006 and July 2, 2005, outstanding stock options of 253 and 4,008, respectively, that had exercise prices in excess of the average fair value of our common stock for the related period were excluded from the calculation of diluted earnings per share because of their antidilutive effect. Antidilutive options could become dilutive in the future. In addition, shares issuable upon conversion of the 3.75% convertible senior notes are excluded from the calculation of diluted earnings per share because the conversion conditions had not been satisfied as of July 1, 2006 and the inclusion of these contingently issuable shares would be antidilutive.

5. Inventories

Inventories at July 1, 2006 and December 31, 2005, stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	July 1, 2006	December 31, 2005
Raw materials	$34,598	$24,694
Work in process	43,549	38,850
Finished goods	96,054	89,486

Total inventories	$174,201	$153,030

6. Property, Plant and Equipment

Accumulated depreciation on property, plant and equipment was $289,027 at July 1, 2006 and $258,009 at December 31, 2005.

7. Intangible Assets

Intangible assets, net, consisted of the following at July 1, 2006 and December 31, 2005:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
July 1, 2006
Patented and unpatented technology	$30,579	$(16,341)	$14,238	5 – 20 years
Trademarks and trade names	23,700	(9,605)	14,095	5 – 20 years
Customer relationships	18,242	(1,491)	16,751	15 – 16 years
Licenses and other	4,974	(3,970)	1,004	5 – 10 years

Total	$77,495	$(31,407)	$46,088

December 31, 2005
Patented and unpatented technology	$29,245	$(14,925)	$14,320	5 – 20 years
Trademarks and trade names	23,092	(8,830)	14,262	5 – 20 years
Customer relationships	14,316	(685)	13,631	15 – 16 years
Licenses and other	4,899	(3,691)	1,208	5 – 10 years

Total	$71,552	$(28,131)	$43,421

Amortization expense for the six months ended July 1, 2006 and July 2, 2005 was $2,994 and $1,506, respectively.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(Unaudited)

The estimated aggregate amortization expense for intangible assets owned as of July 1, 2006 for each of the five succeeding years is as follows:

Remainder of 2006	$2,802
2007	6,078
2008	5,829
2009	4,979
2010	4,447
Thereafter	21,953

$46,088

8. Goodwill

The following table presents changes in the goodwill balances:

	Six Months Ended
	July 1, 2006	July 2, 2005
Balance at beginning of period	$82,718	$9,433
Additions related to new acquisitions	6,073	—
Adjustments related to NovAseptic acquisition	(1,634)	—
Effect of foreign exchange rate changes	7,483	—

Balance at end of period	$94,640	$9,433

The adjustments referred to in the above table are the results of the finalization of the purchase price allocation for the NovAseptic acquisition.

9. Comprehensive Income

The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Change in net unrealized loss on securities	$—	$—	$—	$(203)
Change in additional minimum pension liability adjustments	(57)	56	(72)	79
Foreign currency translation adjustments	(4,128)	(27,483)	(5,169)	(45,798)

Other comprehensive loss	(4,185)	(27,427)	(5,241)	(45,922)
Net income	29,137	23,977	63,668	56,277

Total comprehensive income (loss)	$24,952	$(3,450)	$58,427	$10,355

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(Unaudited)

On June 30, 2006, the Company issued €250.0 million Euro-denominated senior notes which have been designated as an economic hedge of its net investments in European subsidiaries. As of July 1, 2006, a remeasurement loss in the amount of $6,036 ($3,923 net of tax) has been recorded as part of foreign currency translation adjustments in other comprehensive income instead of being recognized in the statement of operations.

10. Debt

The following is a summary of the Company’s outstanding debt obligations as of July 1, 2006 and December 31, 2005:

	July 1, 2006	December 31, 2005
7.5% senior notes due 2007	$100,000	$100,000
Revolving credit facility	468,210	452,285
3.75% convertible senior notes due 2026	565,000	—
5.875% senior notes due 2016, net of discount	318,572	—

Total debt	$1,451,782	$552,285

7.5% senior notes due 2007

The Company has 7.5% ten-year unsecured notes of $100,000 due in April 2007. Interest is payable semi-annually in April and October. As of July 1, 2006, the notes were classified as short term debt and had a fair market value of $100,991.

Revolving credit facility

The Company entered into an agreement for a five-year unsecured revolving credit facility (the “Revolver”) in December 2005. The acquisition of Serologicals Corporation (“Serologicals”) on July 14, 2006 and the related financing required the Company to change certain terms of the Revolver agreement. Accordingly, the Company amended the agreement in June 2006 (some of which became effective on July 14, 2006) to:

•	permit the consummation of the Serologicals acquisition and issuance and incurrence of certain additional indebtedness in connection with the acquisition;

•	extend the maturity date to June 6, 2011;

•	require interest rate and commitment fee adjustments based on specified credit ratings;

•	require the pledge of substantially all of the Company’s assets to secure its obligations under the Revolver if specified credit rating levels are reached; and

•	adjust certain restrictions and financial covenants.

The Company further amended the Revolver agreement in July 2006 to increase the borrowing availability under the domestic facility from €430,000, or $550,083, to €465,000, or $594,857.

The Company is required to pay a commitment fee ranging between 0.0675% and 0.60% annually, based on the debt rating, on unused commitments. As of July 1, 2006, the Company had €64,000, or $81,873, available for borrowing on the Revolver.

The Company is required to maintain certain leverage and interest coverage ratios set forth in the Revolver agreement. As of July 1, 2006, the Company was compliant with all financial covenants specified in the amended credit agreement. The agreement also includes limitations on the Company’s ability to incur additional indebtedness to merge, consolidate, or sell assets, to create liens, and to make payments in respect of capital stock or subordinated debt, as well as other customary covenants and representations.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(Unaudited)

As of July 1, 2006, the Company borrowed €366,000, or $468,210, under the Revolver and the borrowings were classified as long-term debt because of the Company’s ability and intent to continuously refinance such borrowings. The Company used the borrowings, in part, to complete the acquisition of Serologicals on July 14, 2006. The Company recorded $2,806 of deferred financing costs associated with amending the Revolver agreement and will amortize the costs over five years. For the first six months of 2006, the weighted average interest rate for the Revolver was 3.1%.

3.75% convertible senior notes due 2026

In June 2006, the Company issued $565,000 in aggregate principal amount of convertible senior notes (the “Convertible Notes”) in a private placement offering. The Convertible Notes bear interest at 3.75% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2006. Commencing with the six-month period beginning on December 1, 2011, if the average trading price of the Convertible Notes for the five consecutive trading days preceding such six-month periods equals 120% or more of the principal amount, contingent interest (“the Contingent Interest feature”) will accrue on the Convertible Notes at the rate of 0.175% of the average trading price of the Convertible Notes. The Convertible Notes are senior unsecured obligations and rank equally with all of the Company’s existing and future senior unsecured indebtedness. The Convertible Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness and all existing and future liabilities of the Company’s subsidiaries, including trade payables. The Convertible Notes will mature on June 1, 2026. The Company used the net proceeds from this offering to complete the acquisition of Serologicals on July 14, 2006. The Company recorded $13,361 of deferred financing costs associated with the issuance of the Convertible Notes and will amortize the amount over 5.5 years.

Holders of the Convertible Notes may convert their notes into cash and, if applicable, shares of Millipore’s common stock prior to June 1, 2026 under certain conditions. The Convertible Notes may be converted if the closing sale price of Millipore’s common stock for each of the 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter. The Convertible Notes may also be converted during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price per $1,000 principal amount of the Convertible Notes was equal to or less than 97% of the average conversion value of the notes during this period. The Convertible Notes will also be convertible if the Company makes certain distributions on its common stock or engage in certain transactions, if the Company calls the Convertible Notes for redemption, and at any time from November 1, 2011 through December 1, 2011 and any time on or after June 1, 2024. Upon conversion, the Convertible Notes will be convertible into cash for the principal amount and shares of Millipore’s common stock for the conversion premium, if any, based on an initial conversion rate of 11.0485 shares per $1,000 principal amount (which represents an initial conversion price of approximately $90.51 per share), subject to adjustments.

On or after December 1, 2011, the Company has the option (the “Call Option”) to redeem the Convertible Notes at a redemption price equal to 100% of the principal amount of the notes, plus accrued but unpaid interest. On each of December 1, 2011, June 1, 2016 and June 1, 2021, holders of the Convertible Notes have the option (the “Put Option”) to require the Company to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes, plus accrued but unpaid interest. Holders may also require the Company to repurchase all or a portion of their notes upon a fundamental change at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued but unpaid interest.

A holder that surrenders the Convertible Notes for conversion in connection with a “make-whole fundamental change” that occurs before December 1, 2011 may in certain circumstances be entitled to an increased conversion rate (the “Make-whole Payment”). However, in lieu of increasing the conversion rate applicable to those Convertible Notes, the Company may in certain circumstances elect to adjust the conversion rate and the related conversion obligation so that the Convertible Notes will be convertible into shares of the acquiring company’s common stock, except that the principal return due upon conversion will continue to be payable in cash.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(Unaudited)

The Convertible Notes were issued to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) in a private placement transaction. The Company is required to file an effective shelf registration statement under the Securities Act within 180 days after issuance of the Convertible Notes for the resale of the Convertible Notes and the shares of common stock issuable upon conversion of the Convertible Notes. In the event that the Company fails to file an effective registration statement, the Company will be required to pay additional interest equal to 0.25% per annum of the aggregate principal amount of the Convertible Notes for the 90-day period beginning on the date of the registration default and thereafter at a rate per year equal to 0.50% (“Additional Interest”). The Company has fulfilled this obligation by filing the required registration statement on Form S-3 on August 9, 2006.

Although it is not required to maintain any specified financial ratios under the Convertible Notes agreement, the Company will be considered in default if it fails to fulfill its conversion or redemption obligations, make required interest payments, provide notice to holders of the Convertible Notes in certain specified circumstances, or cure its default on any indebtedness of its or its subsidiaries in the aggregate principal amount of $50,000 or more. If an event of default has occurred and is continuing, the principal amount of the Convertible Notes plus interest thereon may become immediately due and payable. The Company is currently in compliance with the covenant restrictions.

As of July 1, 2006, the Convertible Notes had a fair market value of $560,085. The Company evaluated the Convertible Notes agreement for potential embedded derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and related applicable accounting literature, including Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF Issue No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19. The conversion feature, the Make-whole Payment, the Put Option of the holder and the Call Option of the Company were determined to not meet the embedded derivative criteria as set forth by SFAS No. 133. Therefore, no fair value has been recorded for these items. The Contingent Interest feature and the conversion feature related to the trading price of the Convertible Notes represent embedded derivatives that require separate recognition of fair value apart from the Convertible Notes under SFAS No. 133. As a result, the Company is required to separate the value of these items from the Convertible Notes and record a liability on the consolidated balance sheet. As of July 1, 2006, both the Contingent Interest feature and the conversion feature had a nominal value, and therefore were not recorded in the consolidated financial statements. The Company will continue to evaluate the materiality of the value of these items on a quarterly basis and record the resulting adjustment, if any, in the consolidated balance sheet and statement of operations. The Company evaluated the “Additional Interest” provision of the registration rights clause in accordance with EITF Issue No. 05-4 and concluded that the item should be evaluated separately as a liability. The Company did not believe it was probable that it would default on its registration obligation and therefore did not record any liability in connection with this provision as of July 1, 2006.

5.875% senior notes due 2016

In June 2006, the Company issued €250,000, or $319,816, in aggregate principal amount of 5.875% senior notes (the “Euro Notes”) due 2016. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, beginning on December 30, 2006. The Euro Notes were issued at 99.611% of the principal amount, which resulted in an original issue discount of €973, or $1,244. The Euro Notes will be senior unsecured obligations and will rank equally with all of the Company’s existing and future senior unsecured indebtedness. The Company used the net proceeds from this offering to complete the acquisition of Serologicals on July 14, 2006. The Company recorded $3,321 of estimated deferred financing costs associated with the issuance of the Euro Notes and will amortize the amount over 10 years.

If the acquisition of Serologicals were not consummated, the Company would be required to repurchase the Euro Notes on or before October 31, 2006 (the “Repurchase Obligation”) at a redemption price, payable in cash, equal to 101% of the principal amount, plus accrued and unpaid interest. Upon the occurrence of any change in control, holders of the Euro Notes may require the Company to repurchase all of their Euro Notes (the holder’s “Put Option”) for a cash price equal to 101% of the principal amount, plus accrued and unpaid interest thereon. Before June 30, 2016, the Company may at its option redeem the Euro Notes (“call options”), in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the Euro Notes it redeems, plus applicable “make-whole” premium. In addition, the Company may redeem at its option (“call options”) in whole, but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, upon the occurrence of certain tax events in the United States.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(Unaudited)

The indenture for the Euro Notes places certain restrictions on the Company’s ability to create, incur, assume or suffer liens on its manufacturing plants and other facilities in the United States and ability to enter into certain sales and lease-back transactions. The Company would also be considered in default if it fails to fulfill its redemption obligations, make required interest payments, provide notice to holders of the Euro Notes in certain specified circumstances, or cure its default on any indebtedness of its or its subsidiaries in the aggregate principal amount of $50,000 or more. If an event of default has occurred and is continuing, the principal amounts of the Euro Notes plus any accrued interests thereon may become immediately due and payable. The Company is currently in compliance with the covenant restrictions.

As of July 1, 2006, the Euro Notes had a fair market value of €249,028, or $318,572. The Company evaluated the Euro Notes agreement for potential embedded derivatives under SFAS No. 133 and determined that the Company’s call options, the holder’s Put Option, and the Company’s Repurchase Obligation do not meet the embedded derivative criteria as set forth by SFAS No. 133.

11. Stock Plans

As of April 1, 2006, the Company had two share-based compensation plans, the “1999 Stock Incentive Plan” (the “1999 Plan”) and the “1999 Stock Option Plan for Non-Employee Directors” (the “Directors’ Plan”). On April 26, 2006, the Company’s shareholders approved amendments to the 1999 Plan to permit awards of equity incentive compensation to non-employee directors of the Company under the 1999 Plan and to add to the 1999 Plan the 119 shares of the Company’s common stock then remaining available for grant under the Directors’ Plan. Also, as of April 26, 2006, the Directors’ Plan was terminated, except that any option grant previously made under the Directors’ Plan remained in effect pursuant to its terms.

The 1999 Plan, as in effect at July 1, 2006, allowed for the issuance of a total of 11,321 shares of common stock, of which 119 represent new shares from the Directors’ Plan. The types of awards permitted under the 1999 Plan include stock options, restricted stock, stock appreciation rights and stock units (including restricted stock units). The Company may condition the grant or vesting of awards on the satisfaction of performance conditions. The exercise price of the stock options may not be less than the fair market value of the Company’s common stock at the time of grant. Stock options generally vest over a four-year period and expire no later than ten years from the date of grant. Restricted stock awards represent shares of common stock issued to employees subject to forfeiture if the vesting conditions are not satisfied. Restricted stock units represent the right to receive shares of common stock upon meeting specified vesting requirements. The vesting conditions for the Company’s restricted stock awards and restricted stock units are determined by the Board of Directors at the time of grants. Restricted stock and restricted stock units, which are awarded at no cost to employees, cannot be sold, assigned, transferred or pledged during the restriction period. The restriction or vesting period ranges from two to four years. In most instances, shares are subject to forfeiture should employment terminate during the restriction period.

The following table summarizes the stock option activities for the Company’s stock plans:

	Three Months Ended July 1, 2006		Six Months Ended July 1, 2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	3,935	$46.48	4,652	$44.60
Options granted	29	$73.41	246	$67.55
Options exercised	(103)	$44.78	(999)	$42.02
Options forfeited and expired	(18)	$48.49	(56)	$46.00

Options outstanding at July 1, 2006	3,843	$46.72	3,843	$46.72

Options exercisable at July 1, 2006	2,533	$45.81	2,533	$45.81

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(Unaudited)

The following table summarizes information related to the outstanding and vested options as of July 1, 2006:

	Options Outstanding	Vested Options
Number of shares	3,843	2,533
Weighted average remaining contractual life (in years)	6.79	6.09
Weighted average exercise price	$46.72	$45.81
Aggregate intrinsic value	$63,679	$43,539

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing common stock price of $62.99 as of June 30, 2006. This intrinsic value represents the value that would have been received by the option holders had option holders exercised all of their options as of that date. Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the three months and six months ended July 1, 2006 was $2,814 and $27,211, respectively.

The following table summarizes the status of unvested restricted stock awards and restricted stock units as of July 1, 2006 as well as changes during the three and six months ended July 1, 2006:

	Three Months Ended July 1, 2006		Six Months Ended July 1, 2006
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Unvested at beginning of period	222	$66.02	15	$55.09
Granted	10	$73.34	217	$67.08
Vested	—	—	—	—
Forfeited	(3)	$66.79	(3)	$66.79

Unvested at July 1, 2006	229	$66.32	229	$66.32

12. Employee Retirement Plans

The following tables summarize the components of net periodic benefit cost for our various defined benefit employee retirement and postretirement benefit plans in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”

	U.S. Retirement Benefits
	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Components of net periodic benefit cost:
Service benefit	$(88)	$(75)	$(176)	$(150)
Interest cost	320	285	640	570
Expected return on plan assets	(320)	(271)	(640)	(542)
Amortization of prior service cost	2	2	4	4
Amortization of net loss	211	184	422	368

Net periodic benefit cost	$125	$125	$250	$250

	Foreign Pension Benefits
	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Components of net periodic benefit cost:
Service cost	$624	$607	$1,224	$1,220
Interest cost	340	307	667	627
Expected return on plan assets	(285)	(226)	(559)	(463)
Amortization of net loss	42	32	83	66

Net periodic benefit cost	$721	$720	$1,415	$1,450

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(Unaudited)

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Components of net periodic benefit cost:
Service cost	$125	$103	$250	$206
Interest cost	146	134	292	268
Amortization of net gain	(21)	(28)	(42)	(56)

Net periodic benefit cost	$250	$209	$500	$418

The Company expects to contribute $1,037 to the U.S. retirement plan, $1,199 to the foreign retirement plans, and $628 to the other postretirement benefit plans in 2006. As of July 1, 2006, the Company made contributions of $556, $647, and $316 to the U.S. retirement plan, the foreign retirement plans, and the other postretirement benefit plans, respectively.

13. Investments in Unconsolidated Companies and Variable Interest Entity

The Company has an equity investment in a South African company that is accounted for using the equity method. During the three and six months ended July 1, 2006, income of $374 and $442, respectively, was recorded in selling, general and administrative expenses in the consolidated statements of operations. During the three and six months ended July 2, 2005, income of $56 and $367, respectively, was recorded in selling, general and administrative expenses in the consolidated statements of operations.

In addition, the Company has an equity investment in an Indian joint venture (the “India JV”) that is engaged in the manufacture and sale of certain types of filtration systems and laboratory water purification systems. This investment was previously accounted for using the equity method. In 2006, the Company identified this entity as a variable interest entity under the Financial Accounting Standards Board (the “FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” As the Company is deemed the primary beneficiary, the financial results of this entity have been consolidated in Millipore’s consolidated financial statements beginning January 1, 2006. The entity had total net assets of $6,789 at July 1, 2006.

14. Contingencies

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

Following its decision to consolidate the results of its 40% owned Indian Joint-Venture (the “India JV”) in January 2006, the Company learned as a result of its internal controls procedures that certain payment and commission practices at the India JV raise issues of compliance with the U.S. Foreign Corrupt Practices Act. Promptly upon learning of this, the Company through its Audit and Finance Committee engaged outside counsel and commenced an investigation, and is currently implementing certain corrective actions. The Company has notified the Securities and Exchange Commission and the Department of Justice of this matter. The operations and financial results of the India JV are not currently, and have not to date been, material to the Company.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(Unaudited)

15. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN 48 will become effective as of January 1, 2007. The Company is currently evaluating the impact of FIN 48 on its financial statements.

16. Subsequent Events

On July 14, 2006, the Company completed the acquisition of Serologicals Corporation (“Serologicals”). This strategic acquisition will significantly strengthen the market position of the Company’s Bioscience division by expanding its product portfolio into fast growing markets such as drug discovery products and services, antibodies and stem cell research products. The acquisition will also facilitate the Company’s entrance into the upstream bioprocessing market by gaining a cell culture supplements offering for its Bioprocess division. The total purchase price was approximately $1.5 billion, including the assumption of debt. The acquisition was financed with cash on hand and net proceeds from the issuance of the 3.75% senior convertible notes and the 5.875% senior notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2005. Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The second fiscal quarters for 2006 and 2005 ended on July 1, 2006 and July 2, 2005, respectively.

General Overview

Millipore is a leading global provider of products and services that improve productivity in biopharmaceutical manufacturing and in clinical, analytical and research laboratories. We are organized into two operating divisions. Our Bioprocess division helps our pharmaceutical and biotechnology customers to optimize their manufacturing productivity, ensure quality, and scale up the production of therapeutic drugs, including biologics. We facilitate drug production during both pre-clinical development and manufacturing scale-up after drug approval. Our Bioscience division helps to optimize laboratory productivity and workflows by providing reagents, kits, and other enabling technologies and products for life science research and development. We have a deep understanding of our Bioscience customers’ needs and offer reliable and innovative tools, technologies, and services.

For the three months ended July 1, 2006, we reported higher revenues, operating profits, and earnings per share versus the prior year comparable period.

Revenues for the 2006 second quarter of $273.8 million were $28.8 million, or 11.8%, higher than last year. Foreign currency translation had an insignificant effect on the year-over-year comparison. After adjusting for the favorable effects of acquisitions, total revenue was 7.8% higher than last year. Both of our divisions contributed to this strong revenue growth. Bioprocess division revenues in the 2006 second quarter were 12.8% higher than last year and, after adjusting for the favorable effects of foreign currency translation and business acquisitions, were 6.3% higher than last year. This organic growth was driven primarily by higher sales of our core filtration and chromatography products. Bioscience division revenues in the 2006 second quarter were 10.1% higher than last year reflecting successful execution of programs to increase revenues by aligning sales and product management, prioritizing key customer relationships, and implementing targeted sales and marketing campaigns. Our continuing investments in fast growing international markets, particularly China and India, have also contributed to the year-over-year Bioscience business revenue growth.

The revenue increase in the 2006 second quarter was accompanied by a 17.2% increase in operating profit versus the prior year comparable period. Higher sales volume and a business mix favoring higher gross margin products more than offset the higher costs associated with adoption of the new accounting standard for stock-based compensation (SFAS No. 123(R)), which amounted to $3.1 million. Execution of our supply chain initiatives is ahead of schedule and generating significant gross margin improvements. However, the financial effect of these improvements was offset by the ongoing, expected costs of our continued execution of our supply chain initiatives.

Earnings per diluted share of $0.54 in the 2006 second quarter increased $0.07 per diluted share, or 13.7%, over the prior year comparable period. The increase reflected the improved operating results and higher net interest income attributable to investments associated with our higher cash balances.

On July 14, 2006, we completed the acquisition of Serologicals Corporation (“Serologicals”) for approximately $1.5 billion including the assumption of debt, as previously announced. The acquisition of Serologicals will significantly strengthen the market position of our Bioscience division by expanding its product portfolio into fast growing markets such as drug discovery products and services, antibodies and stem cell research products. The acquisition will also facilitate our entrance into the upstream bioprocessing market by gaining a cell culture supplements offering for our Bioprocess division. We expect to increase sales of Serologicals’ products in international markets such as Europe, Asia and Japan, where we have a significant sales and marketing presence. In connection with financing this acquisition, we issued 3.75% convertible senior notes amounting to $565.0 million, 5.875% senior notes amounting to €250.0 million (approximately $320.0 million), and amended our revolving credit facility.

On April 27, 2006, we acquired Newport Bio Systems, Inc. (“Newport”) for $8.6 million including the assumption of debt. Newport is a provider of process containers, tubing manifolds, and assembly systems for collecting, storing, and transferring process fluids used in biopharmaceutical production. The addition of Newport’s single-use process containers, which include bags and liners, to our Mobius™ disposable solutions will broaden the scope of our disposable process equipment product offerings. By manufacturing all of the components of an integrated disposable solution, we will be able to eliminate the need for our customers to validate multiple products from multiple suppliers. This acquisition reflects our strategic focus on increasing our presence in the disposable manufacturing market and builds on our 2005 NovAseptic acquisition.

Results of Operations

Net Sales

The following discussion of net sales summarizes sales growth by division and by geographic area in which our products were sold.

	Three Months Ended			Six Months Ended
Net sales by division ($ in thousands):	July 1, 2006	July 2, 2005	Growth	July 1, 2006	July 2, 2005	Growth
Bioprocess	$166,923	$147,953	12.8%	$330,571	$298,182	10.9%
Bioscience	106,852	97,011	10.1%	211,619	196,960	7.4%

Total	$273,775	$244,964	11.8%	$542,190	$495,142	9.5%

	Three Months Ended			Six Months Ended
Net sales by geographic area ($ in thousands):	July 1, 2006	July 2, 2005	Growth	July 1, 2006	July 2, 2005	Growth
Americas	$116,885	$103,452	13.0%	$230,023	$206,824	11.2%
Europe	111,422	98,488	13.1%	220,453	200,903	9.7%
Asia/Pacific	45,468	43,024	5.7%	91,714	87,415	4.9%

Total	$273,775	$244,964	11.8%	$542,190	$495,142	9.5%

Bioprocess Division

Bioprocess revenues of $166.9 million for the three-month period ended July 1, 2006 increased $19.0 million, or 12.8%, from the prior year comparable period. Revenue growth was primarily attributable to higher sales volume as a result of the strong demand for our products and the impact of 2005 acquisitions. Foreign currency translation and product pricing had an insignificant effect on the year-over-year comparison. Business acquisitions represented approximately $9.8 million of the year-over-year revenue increase. Adjusting for the effects of foreign currency translation and business acquisitions, Bioprocess division revenues increased $9.3 million, or 6.3%. From a geographic perspective, North America represented approximately half of the overall increase, which was driven primarily by sales of the core process filtration and chromatography media products. The majority of the remaining sales increase was in Europe, which was also driven by growth in core products. From a product line perspective, growth in consumables revenues represented nearly all of the year-over-year revenue increase after adjusting for foreign currency translation and business acquisitions.

Bioprocess revenues of $330.6 million for the six-month period ended July 1, 2006 increased $32.4 million, or 10.9%, from the prior year comparable period. Revenues for the first six months included an unfavorable foreign currency translation effect amounting to $7.5 million and a favorable business acquisition effect amounting to $17.8 million versus the prior year comparable period. Adjusting for these items, Bioprocess revenues for the first six months increased $21.7 million, or 7.3%. As with the second quarter growth, the six-month revenue growth was largely attributable to higher sales of our core process filtration and chromatography media products.

Bioscience Division

Bioscience division revenue of $106.9 million for the three-month period ended July 1, 2006 increased $9.8 million, or 10.1%, from the prior year comparable period. Foreign currency translation had an insignificant effect on the year-over-year comparison. From a geographic perspective, the increase was primarily attributable to higher business levels in growing international markets, particularly in China and India. The year-over-year growth rate in China was the highest of all of the Bioscience division’s international markets, reflecting our continued investment in sales and marketing infrastructure. The primary drivers of the higher revenue in India were higher customer demand. North American revenues also contributed to the year-over-year increase, which was primarily attributable to strong demand for laboratory water products. The strong demand was primarily the result of successful implementation of our initiatives designed to align sales and product management goals, prioritize key customer relationships, and implement targeted sales and marketing campaigns. A new product line introduction late in 2005 also contributed to the year-over-year increase.

From a product line perspective, higher consumables revenues represented roughly half of the overall segment revenue increase. This increase was primarily attributable to our sales and marketing initiatives and the favorable effect associated with the timing of shipments to a large customer. Hardware revenues grew 15.2% year over year. The growth was primarily attributable to the higher business levels in growing international markets and for laboratory water products. Higher service revenues grew 33.9% year over year as a result of our concerted effort to grow service as a business.

Bioscience revenue for the six-month period ended July 1, 2006 increased $14.7 million, or 7.4%. Revenues for the first six months included an unfavorable foreign currency translation effect amounting to $5.6 million versus the prior year comparable period. Adjusting for the effect of foreign currency translation, Bioscience revenues for the first six months increased $20.3 million, or 10.3%. As with the second quarter growth, the six month revenue growth was attributable to strong demand for consumable products resulting from our sales and marketing initiatives, higher sales of laboratory water products, higher sales in growing international markets, and a new product line launched late in 2005.

Gross Profit Margins

Gross profit margins of 52.4% and 52.8% for the three and six-month periods ended July 1, 2006, respectively, were 20 basis points and 70 basis points lower than the prior year comparable periods. The decreases were primarily attributable to higher current year costs associated with our plant consolidation initiatives (primarily severance and accelerated depreciation) amounting to $3.8 million and $8.0 million for the three and six-month periods ended July 1, 2006, respectively. Stock-based compensation charges associated with the implementation of SFAS No. 123(R) also had an unfavorable effect on the year-over-year comparisons. These costs and charges reduced gross profit margins by 250 basis points and 210 basis points for the three and six-month periods ended July 1, 2006, respectively, versus 100 basis points and 50 basis points in the prior year comparable periods, respectively. Without these costs and charges, our gross profit margins have improved. The improvements were primarily the result of the successful execution of our supply chain initiatives and, to a lesser extent, a sales mix favoring higher margin consumable products.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased $6.3 million, or 7.9%, and $10.4 million, or 6.7%, in the three and six-month periods ended July 1, 2006, respectively, versus the prior year comparable periods. The primary drivers of the higher SG&A expenses were increased headcount to support our sales and marketing initiatives in 2006, acquisitions made in the third quarter of 2005 and in 2006, and investments in growing international markets. Increases in employee stock-based compensation expenses of $2.3 million and $4.2 million for the three and six-month periods, respectively, as a result of adopting SFAS No. 123(R) on January 1, 2006 and integration planning expenses of $2.0 million in 2006 related to Serologicals acquisition also contributed to the year-over-year increase. The effect of the higher 2006 spending was significantly offset by executive termination costs incurred in the three and six-month periods ended July 2, 2005 of $3.8 million and $11.6 million, respectively, and 2005 severance costs related to the consolidation of our former Laboratory Water and Life Sciences divisions of $3.2 million and $3.7 million.

As a percentage of net sales, SG&A expenses were 31.4% and 30.8% for the three and six-month periods ended July 1, 2006, respectively, versus 32.6% and 31.6% for the comparable periods last year.

Research and development (“R&D”) expenses increased $2.4 million, or 13.7%, and $4.7 million, or 14.1% in the three and six-month periods ended July 1, 2006, respectively, versus the prior year comparable periods. Higher R&D expenses in

2006 were primarily attributable to the acceleration of new product development, which was the result of prior year project rationalization and prioritization efforts and process improvements. As a result of adopting SFAS No. 123(R) on January 1, 2006, charges related to employee stock-based compensation expense accounted for $0.4 million and $0.7 million of the year-over-year increase for the three and six-month periods ended on July 1, 2006, respectively. The increases were partially offset by $0.5 million severance charge related to the consolidation of our former Laboratory Water and Life Sciences divisions in the second quarter of 2005 which did not recur in 2006.

As a percentage of net sales, R&D expenses were 7.2% and 7.0% for the three and six-month periods ended on July 1, 2006, respectively, as compared to 7.1% and 6.7% for the comparable prior year periods.

Purchased intangibles amortization increased $0.7 million and $1.4 million in the three and six-month periods ended on July 1, 2006, respectively, versus the prior year comparable periods. The increases were attributable to our MicroSafe and NovAseptic acquisitions in the third quarter of 2005.

Interest Income (Expense)

Interest income increased $8.6 million and $14.9 million in the three and six-month periods ended on July 1, 2006, respectively, versus the prior year comparable periods. The increases were primarily the result of investing the borrowings under our revolving credit facility established in December 2005.

Interest expense increased $6.2 million and $8.6 million for the three and six-month periods ended on July 1, 2006, respectively, versus the prior year comparable periods. The increases were attributable to higher borrowings under our revolving credit facility as well as borrowings under the 3.75% convertible senior notes and the 5.875% senior notes issued in June 2006 in connection with the Serologicals acquisition. We financed the Serologicals acquisition in July 2006 with our existing cash and the proceeds from these borrowings. The increases were also attributable to a commitment fee amounting to $1.3 million associated with a bridge loan commitment we secured in connection with the acquisition of Serologicals. We expect to incur significantly higher net interest expense for the remainder of the calendar year.

Provision for Income Taxes

Our effective income tax rates were 21.3% and 21.9% for the three and six-month periods ended on July 1, 2006, respectively, versus 19.6% and 21.0% for the comparable periods last year. The higher effective tax rates for 2006 were due to the expiration of the special U.S. possessions credit tax regime, which applied to our plant in Puerto Rico in 2005, and because we expect that our income from higher tax jurisdictions will increase in 2006. We expect our full-year effective tax rate to increase with the completion of the Serologicals acquisition.

We continue to evaluate our tax reserves under SFAS No. 5, “Accounting for Contingencies,” which requires us to accrue for losses we believe are probable and can be reasonably estimated. The amount reflected in the consolidated balance sheet at July 1, 2006 is considered adequate based on our assessment of many factors including, results of tax audits, past experience and interpretations of tax law applied to the facts of each matter. It is reasonably possible that our tax reserves could be increased or decreased in the near term based on these factors. Our effective tax rate will likely be impacted in the period in which such adjustments are deemed necessary.

Net Income and Earnings per Diluted Share

Earnings per diluted share grew 13.7% and 5.8% for the three and six-month periods ended on July 1, 2006, respectively, from prior year comparable periods despite net income growth of 21.5% and 13.1%, respectively. Earnings per diluted share in 2006 as compared to the prior year were adversely affected by a higher number of weighted average shares of common stock outstanding as a result of significant stock option exercise activity this year.

Market Risk

We are exposed to market risks, which include changes in foreign currency exchange rates and credit risk. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in sales, net income and assets and liabilities denominated in currencies other than the U.S. dollar. The potential change in foreign currency exchange rates represents a substantial risk to us because approximately 65% of our business is conducted outside of the United States, generally in foreign currencies.

Our primary risk management strategy is to use forward contracts to hedge certain foreign currency transaction exposures. The intent of this strategy is to offset gains and losses that occur on the underlying exposures with gains and losses resulting from the forward contracts that hedge these exposures. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically span less than three months. We held forward foreign exchange contracts with U.S. dollar equivalent notional amounts totaling $174.2 million at July 1, 2006. The fair value of these contracts was a net gain of $0.2 million at July 1, 2006.

Our risk management policy allows for hedging our net investments in foreign subsidiaries, using both derivative and non-derivative instruments. On June 30, 2006, we issued €250.0 million Euro-denominated senior notes which would give rise to significant foreign exchange risk when the debt is remeasured into U.S. dollars at the end of each period. As we designated these notes as an economic hedge of our net investments in European subsidiaries, the remeasurement gains and losses will be recorded in other comprehensive income instead of being recognized in the statement of operations. Upon maturity, however, we could be exposed to significant exchange rate risk as we will be required to repay the debt at the then current market exchange rates which could be higher or lower than the rates at which we borrowed the debt on June 30, 2006. A 10% strengthening or weakening of the Euro against the U.S. dollar will cause us to pay approximately $32.0 million more or less than what we received when we issued the notes on June 30, 2006.

We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents and other highly liquid marketable securities. As of July 1, 2006, our debt portfolio was comprised of a combination of fixed and floating rate borrowings. Our exposure to interest rate risk primarily relates to our revolving credit facilities, under which the interest rates on our current borrowings float with Euro Libor rates. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible notes is affected by our stock price. The total estimated fair value of our fixed rate debt at July 1, 2006 was $979.6 million. Fair values were determined from available market prices, using current interest rates and terms to maturity. If interest rates were to increase or decrease by 1%, the fair value of our fixed rate debt would decrease or increase by approximately $40.7 million.

We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

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

Capital Resources and Liquidity

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operating activities, capital expenditures, investments in businesses, product development, employee benefit plans, and debt service. Our primary sources of liquidity are internally generated cash flows and borrowings under our revolving credit facility. Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products, our ability to integrate investments in businesses, deterioration in certain financial ratios, and market changes in general.

The following table shows information about our capitalization as of the dates indicated:

In millions, except ratio amounts	July 1, 2006	December 31, 2005
Cash and cash equivalents	$1,239	$537
Total debt	1,452	552
Net debt (total debt less cash and cash equivalents)	213	15
Total capitalization (debt plus equity)	2,358	1,344
Net capitalization (debt plus equity less cash and cash equivalents)	1,119	807
Debt to total capitalization	61.6%	41.1%
Net debt to total capitalization	9.0%	1.1%

We had cash inflows from operations of $24.2 million in the first six months of 2006 compared with cash inflows of $77.5 million in the first six months of 2005. This decrease was primarily attributable to reductions in accrued income taxes payable and accrued expenses, increased inventory levels, and presentation of certain stock compensation tax benefits as financing cash flows this year as opposed to operating cash flows last year, which was required by our adoption of SFAS No. 123(R) on January 1, 2006. The decrease in the accrued income taxes payable was primarily attributable to United States tax payments this year of $11.0 million related to the repatriation of foreign earnings in accordance with the American Jobs Creation Act of 2004, taxes paid in foreign jurisdictions as a result of higher 2005 taxable profits, and the utilization of net operating loss carryforwards that did not recur. The decrease in accrued expenses was primarily attributable to higher incentive compensation payments this year of approximately $7.0 million as a result of strong business performance last year and significantly higher levels of executive severance accruals last year resulting from the implementation of our new strategy. Inventory levels increased $8.0 million which was primarily attributable to safety stock required in anticipation of product line relocations in accordance with our plant consolidation initiatives. Days of supply in inventory increased by 16 days from 106 days at July 2, 2005 to 122 days at July 1, 2006. Days sales outstanding increased by 2 days from 70 days at July 2, 2005 to 72 days at July 1, 2006.

We had cash outflows from investing activities of $212.7 million in the first six months of 2006 compared with cash outflows of $33.0 million in the first six months of 2005. The increase was primarily attributable to our investment activities in various marketable securities. As of July 1, 2006, we held marketable securities amounting to $266.7 million, which was an increase of $152.9 million from December 31, 2005 and the result of investing the proceeds from our revolver borrowings. The increase was also attributable to our increased investment of $18.4 million in capital projects and fixed assets, of which $16.3 million was attributable to the construction of our new research and development center in Bedford, Massachusetts which is expected to be completed in 2006. In addition, we invested $8.6 million in the acquisition of Newport Bio Systems, Inc. in April 2006.

We had cash inflows from financing activities of $887.2 million in the first six months of 2006 as compared with cash outflows of $9.7 million in the first six months of 2005. The increase was primarily attributable to the net proceeds received from two debt offerings in advance of our July 14, 2006 acquisition of Serologicals. Cash proceeds amounted to $565.0 million for the 3.75% convertible senior notes we issued and €250.0 million (approximately $313.8 million) for the 5.875% senior notes. These proceeds were partially offset by debt discount of $1.2 million and payments of debt issuance and amendment costs associated with the debt offerings amounting to $19.5 million. Repayments of revolver borrowings were $21.9 million lower in 2006 than in 2005. The increase was also attributable to $9.7 million cash received from employees upon the exercise of stock options and the $7.3 million excess tax benefits related to employee stock option exercises. Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method. This required certain related tax benefits to be included as cash inflows from financing activities that would have been included as cash inflows of operating activities under the previous accounting rules. SFAS No. 123(R) does not allow prior period reclassification.

We maintain cash balances in many subsidiaries through which we conduct our business. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations. We have transferred and will continue to transfer cash from those subsidiaries to the parent and to other international subsidiaries when it is cost effective to do so.

On July 14, 2006, we paid $1.2 billion cash upon closing of the acquisition of Serologicals Corporation. We financed the acquisition with a combination of cash on hand and net proceeds from the Convertible Notes and the Euro Notes. We expect to pay additional $277.3 million cash to holders of Serologicals’ convertible debentures when these holders convert their notes in or after August 2006.

We believe that existing sources of liquidity are adequate to meet anticipated borrowing needs at comparable risk-based interest rates for the foreseeable future. The extent and timing of acquisition spending can cause variations in our debt to capital levels. Our level of debt to total capitalization has increased significantly to 61.6% at July 1, 2006 as a result of funding acquisition spending. Management believes that our existing cash position and other sources of liquidity are sufficient to satisfy our various cash flow requirements, including further acquisition spending.

We continue to evaluate our tax reserves under SFAS No. 5, “Accounting for Contingencies,” which requires us to accrue for losses we believe are probable and can be reasonably estimated. The amount reflected in the consolidated balance sheet at July 1, 2006 is considered adequate based on our assessment of many factors, including results of tax audits, past experience and interpretation of tax law applied to the facts of each matter. It is reasonably possible that our tax reserves could be increased or decreased in the new term based on these factors.

Revolving credit facility

We entered into an agreement for a five-year unsecured revolving credit facility (the “Revolver”) in December 2005. The acquisition of Serologicals on July 14, 2006 and the related financing required us to change certain terms of the Revolver agreement. Accordingly, we amended the agreement in June 2006 (some of which became effective on July 14, 2006) to:

•	permit the consummation of the Serologicals acquisition and issuance and incurrence of certain additional indebtedness in connection with the acquisition;

•	extend the maturity date to June 6, 2011;

•	require interest rate and commitment fee adjustments based on specified credit ratings;

•	require the pledge of substantially all our assets to secure our obligations under the Revolver if specified credit rating levels are reached; and

•	adjust certain restrictions and financial covenants.

We further amended the Revolver agreement in July 2006 to increase the borrowing availability under the domestic facility from €430.0 million, or $550.1 million, to €465.0 million, or $594.9 million. In the second quarter of 2006, we recorded $2.8 million of deferred financing costs associated with amending the Revolver agreement.

We are required to pay a commitment fee ranging between 0.0675% and 0.60% annually, based on the debt rating, on unused commitments. As of July 1, 2006, we had €64.0 million, or $81.9 million, available for borrowing on the Revolver.

We are required to maintain certain leverage and interest coverage ratios as set forth in the Revolver agreement. The agreement also includes limitations on our ability to incur additional indebtedness, to merge, consolidate, or sell assets, to create liens, to make payments in respect of capital stock or subordinated debt, as well as other customary covenants and representations. The following table summarizes the financial covenant requirements and our compliance with these covenants as of July 1, 2006:

Covenant	Requirement	Actual at July 1, 2006
Maximum leverage ratio	3.50	2.28
Minimum interest coverage ratio	3.50	16.50

Our ability to continue to comply with these covenants will depend primarily on the success in growing our business and generating substantial operating cash flow. Future compliance with the covenants may be adversely affected by various economic, financial, and industry factors. Noncompliance with the covenants would constitute an event of default under the Revolver, allowing the lenders to accelerate repayment of any outstanding borrowings. In the event of any potential failure by us to continue to be in compliance with any covenants, we would seek to negotiate amendments to the applicable covenants or to obtain compliance waivers from our lenders.

As of July 1, 2006, we had borrowings of €366.0 million, or $468.2 million outstanding under the Revolver, which were classified as long-term debt because of our intent and ability to continuously refinance them.

3.75% convertible senior notes due 2026

In June 2006, we issued $565.0 million in aggregate principal amount of convertible senior notes (the “Convertible Notes”) in a private placement offering. The Convertible Notes bear interest at 3.75% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2006. Commencing with the six-month period beginning on December 1, 2011, if the average trading price of the Convertible Notes for the five consecutive trading days preceding such six-month periods equals 120% or more of the principal amount, contingent interest will accrue at the rate of 0.175% of the average trading price of the Convertible Notes. The Convertible Notes are our senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. The Convertible Notes are effectively subordinated to all of our existing and future secured indebtedness and all existing and future liabilities of our subsidiaries, including trade payables. The Convertible Notes will mature on June 1, 2026. We used the net proceeds from this offering to complete the acquisition of Serologicals on July 14, 2006. In the second quarter of 2006, we recorded $13.4 million of deferred financing costs associated with this offering.

Holders of the Convertible Notes may convert their notes into cash and, if applicable, shares of our common stock prior to June 1, 2026 under certain conditions. The Convertible Notes may be converted if the closing sale price of our common stock for each of the 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter. The Convertible Notes may also be converted during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price per $1,000 principal amount of the Convertible Notes was equal to or less than 97% of the average conversion value of the notes during this period. The Convertible Notes will also be convertible if we make certain distributions on our common stock or engage in certain transactions, if we call the Convertible Notes for redemption, and at any time from November 1, 2011 through December 1, 2011 and any time on or after June 1, 2024. Upon conversion, the Convertible Notes will be converted into cash for the principal amount and shares of our common stock for the conversion premium, if any, based on an initial conversion rate of 11.0485 shares per $1,000 principal amount (which represents an initial conversion price of approximately $90.51 per share), subject to adjustments.

On or after December 1, 2011, we have the option to redeem the Convertible Notes at a redemption price equal to 100% of the principal amount of the notes, plus accrued but unpaid interest. On each of December 1, 2011, June 1, 2016 and June 1, 2021, holders of the Convertible Notes have the option to require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes, plus accrued but unpaid interest. Holders may also require us to repurchase all or a portion of their notes upon a fundamental change at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued but unpaid interest.

A holder that surrenders the Convertible Notes for conversion in connection with a “make-whole fundamental change” that occurs before December 1, 2011 may in certain circumstances be entitled to an increased conversion rate. However, in lieu of increasing the conversion rate applicable to those Convertible Notes, we may in certain circumstances elect to adjust the conversion rate and our related conversion obligation so that the Convertible Notes will be convertible into shares of the acquiring company’s common stock, except that the principal return due upon conversion will continue to be payable in cash.

The Convertible Notes were issued to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) in a private placement transaction. We’re required to file an effective shelf registration statement under the Securities Act within 180 days after issuance of the Convertible Notes for the resale of the Convertible Notes and the shares of common stock issuable upon conversion of the Convertible Notes. In the event that we fail to file an effective registration statement, we will be required to pay additional interest equal to 0.25% per annum of the aggregate principal amount of the Convertible Notes for the 90-day period beginning on the date of the registration default and thereafter at a rate per year equal to 0.50%. We have fulfilled this obligation by filing the required registration statement on Form S-3 on August 9, 2006.

Although we are not required to maintain any specified financial ratios under the Convertible Notes agreement, we will be considered in default if we fail to fulfill our conversion or redemption obligations, make required interest payments, provide notice to holders of the Convertible Notes in certain specified circumstances, or cure our default on any indebtedness of ours or our subsidiaries in the aggregate principal amount of $50 million or more. If an event of default has occurred and is continuing, the principal amount of the Convertible Notes plus interest thereon may become immediately due and payable. We are currently in compliance with the covenant restrictions.

5.875% senior notes due 2016

In June 2006, we issued €250.0 million, or $319.8 million in aggregate principal amount of 5.875% senior notes (the “Euro Notes”) due 2016. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, beginning on December 30, 2006. The Euro Notes were issued at 99.611% of the principal amount, which resulted in an original issue discount of €1.0 million, or $1.2 million. In the second quarter of 2006, we recorded $3.3 million of estimated deferred financing costs associated with the issuance of the Euro Notes. The Euro Notes will be our senior unsecured obligations and will rank equally with all of our existing and future senior unsecured indebtedness.

If the acquisition of Serologicals were not consummated, we would be required to repurchase the Euro Notes on or before October 31, 2006 at a redemption price, payable in cash, equal to 101% of the principal amount, plus accrued and unpaid interest. Upon the occurrence of any change in control, holders of the Euro Notes may require us to repurchase all of their Euro Notes for a cash price equal to 101% of the principal amount, plus accrued and unpaid interest thereon. Before June 30, 2016, we may, at our option, redeem the Euro Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the Euro Notes we redeem, plus applicable “make-whole” premium. In addition, we may redeem, at our option, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, upon the occurrence of certain tax events in the United States.

The indenture for the Euro Notes places certain restrictions on our ability to create, incur, assume or suffer liens on our manufacturing plant and other facilities in the United States and ability to enter into certain sales and lease-back transactions. We would also be considered in default if we fail to fulfill our redemption obligations, make required interest payments, provide notice to holders of the Convertible Notes in certain specified circumstances, or cure our default on any indebtedness of ours or our subsidiaries in the aggregate principal amount of $50 million or more. If an event of default has occurred and is continuing, the principal amounts of the Euro Notes plus any accrued interests thereon may become immediately due and payable. We are currently in compliance with the covenant restrictions.

While our contractual obligations and other commercial commitments did not change materially between December 31, 2005 and July 1, 2006, our minimum future payments on our long-term debt obligations increased from $629.5 million at December 31, 2005 to $2,147.6 million at July 1, 2006. The following table summarizes our minimum future payments under our long term-debt obligations at July 1, 2006:

	Payment due ($ in millions)
	Total	Remainder of 2006	2007- 2008	2009- 2010	Beyond 2010
Long-term debt obligations	$2,147.6	$31.5	$212.7	$110.9	$1,792.5

Legal Matters

Millipore currently is not a party to any material legal proceeding.

Following its decision to consolidate the results of its 40% owned Indian Joint-Venture (the “India JV”) in January 2006, Millipore learned as a result of its internal controls procedures that certain payment and commission practices at the India JV raise issues of compliance with the U.S. Foreign Corrupt Practices Act. Promptly upon learning of this, Millipore through its Audit and Finance Committee engaged outside counsel and commenced an investigation, and is currently implementing certain corrective actions. Millipore has notified the Securities and Exchange Commission and the Department of Justice of this matter. The operations and financial results of the India JV are not currently, and have not to date been, material to Millipore.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which required us to recognize share-based payments to employees and directors as compensation expense using a fair value-based method in the results of operations. Prior to the adoption of SFAS No. 123(R) and as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” we accounted for share-based payments to employees using the intrinsic value method pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, no stock-based employee compensation expense had been recorded in connection with the issuance of employee and director stock options as all options granted under these plans were fixed awards and had an exercise price equal to the market value of our common stock at the time of the grant. Stock-based employee compensation expense relating to separation agreements for certain executive officers and the vesting of restricted stock awards and restricted stock units granted at no cost to the employees was reflected in net income. Upon adoption of SFAS No. 123(R), we elected to use the modified prospective method and, accordingly, did not restate the results of operations for the prior periods. In the three months ended July 1, 2006, compensation expense was recognized for all awards granted on or after January 1, 2006 as well as for the unvested portion of awards granted before January 1, 2006.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN 48 will become effective as of January 1, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

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

Item 4. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A. Risk Factors

We completed our acquisition of Serologicals Corporation (“Serologicals”) on July 14, 2006. In order to finance the acquisition, we incurred substantial additional debt, including the issuance of notes convertible into our common stock. As a result of the acquisition, certain risks associated with Serologicals are now risks to the combined company. The following risks relate to our borrowings to finance the acquisition and our conduct of the Serologicals business after the acquisition:

Increased leverage as a result of our recent debt offerings and other debt we have incurred to finance our acquisition of Serologicals may harm our financial condition and results of operations.

As of July 1, 2006, our total debt was $1,451.8 million. Of this amount, $100.0 million is due under our 7.5% senior unsecured notes in 2007 and approximately $468.2 million (€366.0 million) represents indebtedness of our subsidiaries under our revolving credit facilities that is guaranteed by us. We established our revolving credit facilities in December 2005 against which we can borrow in either the United States or Europe, with a combined maximum borrowing not to exceed €465.0 million (giving effect to amendments that became effective on July 14, 2006). As of July 1, 2006, on a pro forma basis, assuming we had completed the acquisition of Serologicals, we would have had $1,729.1 million of total debt. This amount includes approximately $130.0 million of outstanding convertible debentures originally issued by Serologicals, which are convertible into an aggregate of approximately $277.3 million in cash. We expect such convertible debentures will be converted by the holders thereof at some point in the near future.

Our level of indebtedness could have important consequences to you, because:

•	a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	it may impair our ability to obtain additional or replacement financing in the future;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a payment on any of our debt obligations, we could be in default on such debts, and this default could cause us to be in default on our other outstanding indebtedness.

Future issuances of common stock may depress the trading price of our common stock and our convertible notes.

Any issuance of equity securities, including the issuance of shares upon conversion of our convertible notes, could dilute the interests of our existing stockholders, including holders who have received shares upon conversion of their notes, and could substantially decrease the trading price of our common stock and our convertible notes. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

Concern about the transmission of “mad-cow disease” could reduce the demand for Serologicals’ cell culture products that are derived from bovine serum.

The demand for several of Serologicals’ cell culture products could be adversely affected by concerns about some of their components being derived from bovine serum. The demand for some of Serologicals’ products could be adversely affected by concerns about the use of bovine material in the process by which it is manufactured. The concern arises from the risk that the agent causing bovine spongiform encephalopathy, or “mad-cow disease,” might be present in the raw materials used in the production process and that the agent might be introduced into a therapeutic substance manufactured by one of our customers. The regulatory authorities of certain countries, including Japan, have refused to approve pharmaceuticals that are manufactured using a product that was derived from bovine serum or that was manufactured by a process that uses bovine material. The regulatory authorities of other countries could adopt similar restrictions.

Violation of government regulations or voluntary quality programs could result in loss of Serologicals’ sales and customers and additional expense to attain compliance.

Several of Serologicals’ facilities are subject to extensive regulation by the United States Food and Drug Administration (“FDA”), primarily through the requirements of the Public Health Service Act and the Food, Drug and Cosmetic Act, and similar governmental bodies in other countries. The Serologicals facilities are subject to periodic inspection by the FDA and other similar governmental bodies to ensure their compliance with applicable laws and regulations. New facilities, products and operating procedures also may require approval by the FDA and/or similar governmental bodies in other countries. Failure to comply with these laws and regulations could lead to sanctions by the governmental bodies, such as written observations of deficiencies made following inspections, warning letters, product recalls, fines, product seizures and consent decrees, which would be made available to the public. Such actions and publicity could affect our ability to sell products and to provide our services acquired from Serologicals. In the past, Serologicals received notifications and warning letters from the FDA relating to deficiencies in its compliance with FDA requirements and was required to take measures to respond to the deficiencies. There can be no assurance that the FDA will not request that we take additional steps to correct these deficiencies or other deficiencies in compliance raised by the FDA in the future. Correction of any such deficiencies could have a material adverse affect on our business.

The Serologicals operations are also subject to USDA regulations and various foreign regulations for the sourcing, manufacturing and distribution of animal based proteins, all of which now apply to us as a result of the acquisition. Our failure to comply with these requirements could negatively impact our business and potentially cause the loss of Serologicals customers and sales. ISO 9000:2000 quality standards are an internationally recognized set of voluntary quality standards that require compliance with a variety of quality requirements somewhat similar to the requirements of the FDA’s Quality System Regulations, which were formerly known as Good Manufacturing Practices or GMP. The operations of Serologicals’ cell culture manufacturing facilities, as well as its manufacturing facility in Scotland and its research products facilities in California, Australia and the United Kingdom, are registered under the ISO standards. Failure to comply with this voluntary standard can lead to observations of non-compliance or even suspension of ISO certification by the certifying unit. Loss of ISO certification could cause some Serologicals customers to purchase products from other suppliers.

If we are not able to identify new licensing opportunities or to enter into licenses for new products on acceptable terms to support the Serologicals business, we may be unable to leverage new products in that market segment, which could adversely affect our anticipated earnings.

An important component of Serologicals’ business strategy is to increase the number of products it offers by licensing products developed by other biotechnology companies or academic research laboratories. It has historically attempted to market such products to its customers. Often, it sought to improve the licensed products using its technologies. Therefore, our Serologicals business will depend on the success of our licensing efforts for a portion of our new products. There can be no assurance that our licensing efforts will be successful.

Serologicals licenses technology that enables it to access proprietary biological materials that it uses to manufacture its products. Some of the licenses do not provide guarantees that it will have all legal rights to sell products that are derived from the licensed technology. Therefore, we may be prevented from selling Serologicals products produced with the licensed biological materials because of competing technologies owned by others, including patented technologies. If the Serologicals products are found by a court to infringe intellectual property rights of a third party, we may be prevented from practicing that technology. Moreover, if found by a court to infringe the patent of the third party, we may be liable for compensatory damages, treble damages and attorney’s fees and subject to a royalty obligation or enjoined from practicing the technology altogether, notwithstanding the license from the licensor. We have no assurance that we will not incur material liability as a result of an infringement claim in the future, which could materially adversely affect our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Millipore Corporation was held on April 26, 2006. The following matters were voted on:

1.	The election of four Class I Directors for a three-year term (expiring in 2009). The following votes were tabulated with respect to the election:

	Votes “For”	“Withhold”
Rolf Classon	47,511,426	1,593,252
Mark Hoffman	46,410,063	2,694,614
John Reno	45,259,298	3,845,379
Karen Welke	48,618,477	486,200

2.	A proposal to adopt amendments to the Millipore Corporation 1999 Stock Incentive Plan (the “1999 Plan”) to permit non-employee directors to receive awards of equity incentive compensation under the 1999 Plan, to add to the 1999 Plan the 118,744 shares of Millipore Common Stock then remaining available for grant under the 1999 Stock Option Plan for Non-Employee Directors, and to make certain other amendments to the 1999 Plan. The following votes were tabulated with respect to this proposal:

Votes “For”	Votes “Against”	”Abstain”
29,345,145	16,001,050	534,225

Item 6. Exhibits

a.	Exhibits Filed or Furnished Herewith.

Exhibits Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits Furnished Herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Exhibits Incorporated Herein by Reference

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission

(10)	Indenture, dated as of August 20, 2003, between Serologicals Corporation and The Bank of New York, as Trustee, for the 4.75% Convertible Senior Subordinated Debentures due 2033, including the form of 4.75% Convertible Senior Subordinated Debentures due 2033	Exhibit 4.1 to the Current Report on Form 8-K of Serologicals Corporation (File No. 000-26126) dated August 21, 2003

	Serologicals Corporation Amended and Restated 2005 Incentive Plan	Exhibit 99.1 to the Current Report on Form 8-K of Serologicals Corporation (File No. 000-26126) dated June 10, 2005*
*	A “management contract or compensatory plan”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLIPORE CORPORATION

Signature		Title	Date
By:	/s/ Kathleen B. Allen Kathleen B. Allen	Vice President and Chief Financial Officer (on behalf of the registrant as its Principal Financial Officer)	August 10, 2006

By:	/s/Anthony L. Mattacchione Anthony L. Mattacchione	Vice President, Corporate Controller and Chief Accounting Officer (on behalf of the registrant as its Principal Accounting Officer)	August 10, 2006

Exhibit Index

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002