Form 10-Q
period 2006-09-30
MILLIPORE CORP /MA
filed 2006-11-09
CIK 66479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

As of October 28, 2006, there were 53,406,462 shares of the registrant’s Common Stock outstanding.

MILLIPORE CORPORATION

In this Form 10-Q, unless the context otherwise requires, the terms “Millipore”, the “Company”, “we” or “us” shall mean Millipore Corporation and its subsidiaries.

PART I

Item 1. Financial Statements

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$330,117	$239,557	$872,307	$734,699
Cost of sales	169,261	116,862	425,282	347,090

Gross profit	160,856	122,695	447,025	387,609

Selling, general and administrative expenses	106,785	72,601	276,609	230,584
Research and development expenses	24,637	18,858	62,767	52,272

Operating income	29,434	31,236	107,649	104,753

Interest income	4,713	894	20,873	2,202
Interest expense	(16,548)	(1,432)	(28,733)	(5,021)

Income before income taxes and minority interest	17,599	30,698	99,789	101,934
Provision for income taxes	2,347	7,824	20,348	22,783
Minority interest	439	—	960	—

Net income	$14,813	$22,874	$78,481	$79,151

Earnings per share:
Basic	$0.28	$0.44	$1.48	$1.57

Diluted	$0.27	$0.44	$1.45	$1.55

Weighted average shares outstanding:
Basic	53,286	51,683	53,061	50,562
Diluted	54,172	52,579	54,168	51,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$91,408	$537,052
Marketable securities	—	113,839
Accounts receivable (less allowance for doubtful accounts of $6,048 and $3,936 as of September 30, 2006 and December 31, 2005, respectively)	252,198	188,130
Inventories	278,425	153,030
Assets held for sale	19,090	—
Deferred income taxes	75,310	60,750
Other current assets	16,544	14,300

Total current assets	732,975	1,067,101
Property, plant and equipment, net	500,473	371,249
Deferred income taxes	83,810	73,190
Intangible assets, net	496,913	43,421
Goodwill	1,055,843	82,718
Other assets	25,476	8,986

Total assets	$2,895,490	$1,646,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$100,000	$—
Accounts payable	91,598	79,587
Income taxes payable	14,021	37,544
Accrued expenses	161,482	115,655
Deferred income taxes	32,219	9,813

Total current liabilities	399,320	242,599
Deferred income taxes	164,972	5,713
Long-term debt	1,342,393	552,285
Other liabilities	53,591	54,505

Total liabilities	1,960,276	855,102

Minority interest	4,136	—
Commitments and contingencies (Note 14)	—	—
Shareholders’ equity:
Common stock, par value $1.00 per share, 120,000 shares authorized; 53,360 shares issued and outstanding as of September 30, 2006; 52,227 shares issued and outstanding as of December 31, 2005	53,360	52,227
Additional paid-in capital	194,648	129,848
Retained earnings	688,183	609,702
Unearned compensation	—	(290)
Accumulated other comprehensive (loss) income	(5,113)	76

Total shareholders’ equity	931,078	791,563

Total liabilities and shareholders’ equity	$2,895,490	$1,646,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30, 2006	October 1, 2005
Cash flows from operating activities:
Net income	$78,481	$79,151
Minority interest	960	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,373	37,083
Amortization of business acquisition inventory fair value adjustments	13,279	1,907
Stock-based compensation	9,032	5,533
Deferred income tax (benefit) provision	(2,873)	19,678
Excess tax benefit from stock plan activities	(7,135)	8,856
Write-off of acquired in-process research and development costs	—	3,149
Other	1,161	348
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(11,049)	(13,769)
Inventories	(16,217)	(13,850)
Other assets	3,227	(4,346)
Accounts payable	(8,443)	7,417
Accrued expenses	(9,924)	12,835
Income taxes payable	(20,681)	(7,165)
Other liabilities	715	(5,169)

Net cash provided by operating activities	79,906	131,658

Cash flows from investing activities:
Additions to property, plant and equipment	(77,505)	(55,545)
Acquisition of businesses, net of cash acquired	(1,176,389)	(101,298)
Purchases of marketable securities	(1,481,205)	—
Proceeds from sales of marketable securities	1,595,152	—

Net cash used in investing activities	(1,139,947)	(156,843)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	48,438	99,158
Excess tax benefit from stock plan activities	7,135	—
Dividend paid to minority shareholders	(387)	—
Issuance of 3.75% convertible senior notes due 2026, net of debt issuance costs	551,639	—
Issuance of 5.875% senior notes due 2016, net of debt issuance costs	309,238	—
Repayment of Serologicals 4.75% convertible debentures	(277,313)	—
Repayments of borrowings under the revolving credit facility	(22,657)	(47,000)
Costs related to amendments to the revolving credit facility	(2,806)	—

Net cash provided by financing activities	613,287	52,158

Effect of foreign exchange rates on cash and cash equivalents	1,110	(15,642)

Net (decrease) increase in cash and cash equivalents	(445,644)	11,331
Cash and cash equivalents at beginning of period	537,052	152,144

Cash and cash equivalents at end of period	$91,408	$163,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1. General

Millipore is a leading global provider of products and services that improve productivity in biopharmaceutical manufacturing and in clinical, analytical and research laboratories. The Company is organized into two operating divisions. The Bioprocess division helps the Company’s pharmaceutical and biotechnology customers to optimize their manufacturing productivity, ensure quality, and scale up the production of therapeutic drugs, including difficult-to-manufacture biologics. The Company facilitates drug production during both pre-clinical development and manufacturing scale-up after drug approval. The Bioscience division helps to optimize laboratory productivity and workflows by providing reagents, kits, and other enabling technologies, products and services for life science research and development.

The Company’s interim fiscal quarter ends on the thirteenth Saturday of each quarter. Since the fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The third fiscal quarters of 2006 and 2005 ended on September 30, 2006 and October 1, 2005, respectively.

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

2. Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires companies to recognize share-based payments to employees and directors as compensation expense using a fair value-based method in the results of operations. Prior to the adoption of SFAS No. 123(R) and as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounted for share-based payments to employees using the intrinsic value method pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, no stock-based employee compensation expense had been recorded in connection with the issuance of employee and director stock options as all options granted under these plans were fixed awards and had an exercise price equal to the market value of the Company’s common stock at the time of the grant. Stock-based employee compensation expense relating to separation agreements for certain executive officers and the vesting of restricted stock awards and restricted stock units granted at no cost to employees was reflected in net income. Upon adoption of SFAS No. 123(R), the Company elected to use the modified prospective method and, accordingly, did not restate the results of operations for the prior periods. Beginning on January 1, 2006, compensation expense has been recognized for all awards granted on or after January 1, 2006 as well as for the unvested portion of awards granted before January 1, 2006.

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

The following table presents stock-based compensation expense included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Reduction to:
Cost of sales	$474	$1,320
Selling, general and administrative expenses	2,256	6,467
Research and development expenses	540	1,245
Income before income taxes and minority interest	3,270	9,032
Provision for income taxes	1,043	2,856
Net income	2,227	6,176
Earnings per share:
Basic	$0.04	$0.12
Diluted	$0.04	$0.11

The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2006 was $22.88 and $25.00 per option, respectively. The weighted average grant-date fair value of restricted stock units awarded during the three and nine months ended September 30, 2006 was $60.51 and $66.72 per unit, respectively. The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted during the three and nine months ended September 30, 2006 were as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected volatility	33.0%	33.0%
Risk-free interest rate	5.0%	4.7%
Expected term	5 years	5 years
Expected dividends	—	—

The Company did not capitalize any stock-based compensation related costs as such costs were not material for the three and nine months ended September 30, 2006. Unrecognized stock-based compensation expense was $24,926 at September 30, 2006 and is expected to be recognized over an estimated weighted average amortization period of 1.92 years. The forfeiture rate used in the share-based compensation expense calculation for the three and nine months ended September 30, 2006 was 4%.

As required by SFAS No. 123(R), windfall tax deductions in excess of deferred tax assets from share-based compensation expense are reported as a financing cash inflow in 2006, rather than as an operating cash inflow as required under APB Opinion No. 25. Under the modified prospective method, SFAS No. 123(R) does not permit the reclassification of the prior period cash flow statement.

Prior to its adoption of SFAS No. 123(R) on January 1, 2006, the Company applied the recognition and measurement provisions of APB Opinion No. 25 in accounting for stock-based compensation plans and complied with the disclosure requirements under SFAS No. 123. The following table illustrates the effect on net income and earnings per share for the three and nine months ended October 1, 2005 as if the Company had accounted for its stock-based employee compensation under the fair value method:

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 1, 2005	Nine Months Ended October 1, 2005
Net income, as reported	$22,874	$79,151
Add: Stock-based compensation expense included in reported net income, net of tax	16	3,597
Deduct: Stock-based compensation expense using fair value method for all awards, net of tax	(1,214)	(8,310)

Pro forma net income	$21,676	$74,438

Earnings per share:
Basic, as reported	$0.44	$1.57

Basic, pro forma	$0.42	$1.47

Diluted, as reported	$0.44	$1.55

Diluted, pro forma	$0.41	$1.44

The weighted average grant-date fair value of options granted during the three and nine months ended October 1, 2005 was $23.32 and $19.31, respectively. The weighted average assumptions used in the Black-Scholes option-pricing model for the pro forma disclosure for the three and nine months ended October 1, 2005 were as follows:

	Three Months Ended October 1, 2005	Nine Months Ended October 1, 2005
Expected volatility	35.0%	35.0%
Risk-free interest rate	4.0%	3.8%
Expected term	5 years	5 years
Expected dividends	—	—

3. Acquisitions

Serologicals Corporation

On July 14, 2006, the Company completed the acquisition of 100% of the outstanding stock of Serologicals Corporation (“Serologicals”). This acquisition strengthened the market position of the Company’s Bioscience division by increasing its product portfolio into markets such as drug discovery products and services, nuclear function and stem cell research products. The acquisition also facilitated the Company’s entrance into the upstream bioprocessing market by gaining a cell culture supplements offering for its Bioprocess division. The total purchase price was $1,474,841, including the assumption of debt. The acquisition was financed with cash on hand and net proceeds from the issuance of the 3.75% senior convertible notes and the 5.875% senior notes.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess purchase price over those assigned values was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques. Goodwill and intangible assets recorded as a result of this acquisition are not deductible for tax purposes.

The total purchase price is shown below:

Cash paid for common stock	$1,079,280
Cash paid for stock options, restricted stock, and performance shares	32,191
Cash paid for Serologicals debt at closing	75,954
Direct acquisition costs	10,103

Total cash consideration	$1,197,528
Conversion value of 4.75% Serologicals convertible debentures assumed	277,313

Total purchase price, including debt assumed	$1,474,841

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The purchase price has been allocated, on a preliminary basis, as follows:

Amount
Cash	$29,723
Accounts receivable	37,599
Inventories	112,060
Assets held for sale	19,090
Other current assets	4,977
Property, plant and equipment	78,685
Other assets	8,786
Identifiable intangible assets:
Customer related intangibles (weighted average useful life of 18 years)	383,000
Patented and unpatented technology (weighted average useful life of 12 years)	49,680
Trademarks and trade names (weighted average useful life of 16 years)	23,400

Total identifiable intangible assets (weighted average useful life of 17 years)	456,080
Goodwill	962,535
4.75% convertible debentures assumed	(277,313)
Other current liabilities	(50,318)
Other liabilities	(1,171)
Deferred tax liabilities	(183,205)

Total cash consideration	$1,197,528

The results of the acquired operations have been included in the condensed consolidated statements of operations since the date of acquisition. The allocation of purchase price is preliminary and may be revised as a result of additional information regarding assets acquired and liabilities assumed, including contingent liabilities, and revisions of preliminary estimates of fair values made at the date of purchase based upon final valuation of tangible and intangibles assets. The Company paid $277,313 to the holders of the 4.75% Serologicals convertible debentures when these holders converted their notes in August 2006.

The allocation of the purchase price included $19,090 of assets held for sale. These assets relate to manufacturing facility closures of Serologicals and include plant assets, machinery and equipment.

At the time of acquisition, the Company committed to a preliminary plan of integration of certain activities at Serologicals which included closure of facilities, the abandonment or redeployment of equipment and employee terminations in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). As of July 14, 2006, the Company recorded a $6,675 liability for severance and relocation costs and a $5,877 liability for facility closure costs with corresponding adjustments to goodwill. During the three months ended September 30, 2006, the Company did not record any payments related to these liabilities.

The following unaudited pro forma financial information presents the combined results of operations of Millipore and Serologicals as if the acquisition had occurred as of the beginning of the periods presented below. The combined results of operations have been adjusted to reflect the amortization of purchased intangible assets and inventory fair value adjustments, additional financing expenses, and other direct costs incurred by Serologicals in connection with the acquisition. The unaudited pro forma financial information is not intended to represent, or be indicative of, the Company’s consolidated results of operations that would have been reported had the acquisition been completed as of the dates presented and should not be taken as representative of the Company’s future consolidated results of operations.

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$341,047	$306,254	$1,002,671	$921,695
Net income	$11,718	$12,932	$37,696	$34,884
Basic earnings per share	$0.22	$0.25	$0.71	$0.69
Diluted earnings per share	$0.22	$0.25	$0.70	$0.68

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Newport Bio Systems, Inc.

On April 27, 2006, the Company acquired 100% of the common stock of Newport Bio Systems, Inc., a provider of disposable process containers used in biopharmaceutical production. The acquisition broadens the scope of the process equipment product offerings of the Company’s Bioprocess division. The total cash purchase price was $8,602.

The purchase price has been allocated, on a preliminary basis, to the acquired tangible assets and liabilities, identifiable intangible assets, and goodwill based on their estimated fair values at the time of acquisition, as follows:

Amount
Current assets	$1,639
Property, plant and equipment	218
Identifiable intangible assets:
Customer related intangibles (weighted average useful life of 19 years)	2,500
Patented and unpatented technology (weighted average useful life of 4 years)	300
Trademarks and trade names (weighted average useful life of 6 years)	200

Total identifiable intangible assets (weighted average useful life of 13 years)	3,000
Goodwill	6,091
Current liabilities	(1,203)
Deferred tax liability	(1,143)

Total purchase price	$8,602

The results of the acquired operations have been included in the condensed consolidated statements of operations since the date of acquisition. The purchase price allocations related to this acquisition are based on preliminary information and are subject to change due to a pre-acquisition contingency and working capital adjustment; however, management does not anticipate material changes to the preliminary allocation. The excess purchase price allocated to intangible assets and goodwill is not deductible for income tax purposes. Pro forma results of operations have not been presented because such information is not material to the Company’s consolidated condensed financial statements.

NovAseptic A.B. and Microsafe B.V.

During the third quarter of 2005, the Company acquired NovAseptic A.B. (“NovAseptic”) and MicroSafe B.V. (“MicroSafe”) for $96,296 and $9,088, respectively. NovAseptic provides innovative solutions for aseptic processing applications in biotechnology and pharmaceutical manufacturing operations while MicroSafe develops assays and provides testing services that help biotechnology and pharmaceutical customers monitor quality and compliance in the drug manufacturing process. The purchase prices for the NovAseptic and MicroSafe acquisitions were allocated, on a preliminary basis, to the acquired tangible assets and liabilities, identifiable intangible assets and goodwill based on their estimated fair values at the time of acquisition. In the second quarter of 2006, the Company finalized the allocation of the purchase prices, which resulted in reductions to both goodwill and deferred tax liability. The final allocation is as follows:

Amount
Current assets	$15,773
Property, plant and equipment	952
Identifiable intangible assets:
Customer related intangibles (weighted average useful life of 16 years)	14,925
Patented and unpatented technologies (weighted average useful life of 10 years)	10,417
Trademarks and trade names (weighted average useful life of 13 years)	4,072
In-process research and development costs	3,149

Total identifiable intangible assets (weighted average useful life of 13 years)	32,563
Goodwill	74,819
Current liabilities	(12,514)
Deferred tax liability	(6,209)

Total purchase price	$105,384

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

4. Basic and Diluted Earnings per Share

The following table presents share information used to calculate earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Weighted average common shares outstanding for basic EPS	53,286	51,683	53,061	50,562
Dilutive effect of stock-based compensation awards	886	896	1,107	623

Weighted average common shares outstanding for diluted EPS	54,172	52,579	54,168	51,185

For the three months ended September 30, 2006 and October 1, 2005, outstanding stock options of 335 and 22, respectively, had exercise prices in excess of the average fair market value of the Company’s common stock for the related period and were excluded from the calculation of diluted earnings per share because of their antidilutive effect. For the nine months ended September 30, 2006 and October 1, 2005, outstanding stock options of 278 and 1,531, respectively, had exercise prices in excess of the average fair value of the Company’s common stock for the related period and were excluded from the calculation of diluted earnings per share because of their antidilutive effect. Antidilutive options could become dilutive in the future. In addition, shares issuable upon conversion of the 3.75% convertible senior notes were excluded from the calculation of diluted earnings per share because the conversion conditions had not been satisfied as of September 30, 2006 and the inclusion of these contingently issuable shares would have been antidilutive.

5. Inventories

Inventories at September 30, 2006 and December 31, 2005, stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	September 30, 2006	December 31, 2005
Raw materials	$46,471	$24,694
Work in process	69,714	38,850
Finished goods	162,240	89,486

Total inventories	$278,425	$153,030

6. Property, Plant and Equipment

Accumulated depreciation on property, plant and equipment was $299,700 at September 30, 2006 and $258,009 at December 31, 2005.

7. Intangible Assets

Intangible assets, net, consisted of the following at September 30, 2006 and December 31, 2005:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
September 30, 2006
Patented and unpatented technology	$79,705	$(18,151)	$61,554	5 – 20 years
Trademarks and trade names	46,808	(9,976)	36,832	5 – 20 years
Customer relationships	400,992	(4,342)	396,650	15 – 20 years
Licenses and other	6,223	(4,346)	1,877	5 – 10 years

Total	$533,728	$(36,815)	$496,913

December 31, 2005
Patented and unpatented technology	$29,245	$(14,925)	$14,320	5 – 20 years
Trademarks and trade names	23,092	(8,830)	14,262	5 – 20 years
Customer relationships	14,316	(685)	13,631	15 – 16 years
Licenses and other	4,899	(3,691)	1,208	5 – 10 years

Total	$71,552	$(28,131)	$43,421

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Amortization expense for the nine months ended September 30, 2006 and October 1, 2005 was $9,267 and $2,767, respectively.

The estimated aggregate amortization expense for intangible assets owned as of September 30, 2006 for each of the five succeeding years is as follows:

Remainder of 2006	$6,809
2007	57,762
2008	62,457
2009	55,856
2010	49,883
Thereafter	264,146

$496,913

8. Goodwill

The following table presents changes in the goodwill balances:

	Nine Months Ended
	September 30, 2006	October 1, 2005
Balance at beginning of period	$82,718	$9,433
Additions related to new acquisitions	968,626	70,653
Adjustments related to NovAseptic acquisition	(1,634)	—
Effect of foreign exchange rate changes	6,133	(1,435)

Balance at end of period	$1,055,843	$78,651

The adjustments referred to in the above table are the results of the finalization of the purchase price allocation for the NovAseptic acquisition.

9. Comprehensive Income

The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Change in net unrealized loss on securities	$—	$—	$—	$(203)
Change in additional minimum pension liability adjustments	(3)	1	(75)	80
Foreign currency translation adjustments	55	1,175	(5,113)	(44,623)

Other comprehensive income (loss)	52	1,176	(5,188)	(44,746)
Net income	14,813	22,874	78,481	79,151

Total comprehensive income	$14,865	$24,050	$73,293	$34,405

On June 30, 2006, the Company issued €250.0 million Euro-denominated senior notes that have been designated as an economic hedge of the Company’s net investments in European subsidiaries. As of September 30, 2006, a remeasurement loss in the amount of $3,238 ($2,105 net of tax) was recorded as a component of foreign currency translation adjustments in other comprehensive income.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

10. Debt

The following is a summary of the Company’s outstanding debt obligations as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
7.5% senior notes due 2007	$100,000	$100,000
Revolving credit facility	461,578	452,285
3.75% convertible senior notes due 2026	565,000	—
5.875% senior notes due 2016, net of discount	315,815	—

Total debt	$1,442,393	$552,285

7.5% senior notes due 2007

The Company has 7.5% ten-year unsecured notes of $100,000 due in April 2007. Interest is payable semi-annually in April and October. As of September 30, 2006, the notes were classified as short term debt and had a fair market value of $100,790.

Revolving credit facility

The Company entered into an agreement for a five-year unsecured revolving credit facility (the “Revolver”) in December 2005. The acquisition of Serologicals on July 14, 2006 and the related financing required the Company to change certain terms of the Revolver agreement. Accordingly, the Company amended the agreement in June 2006 (some of which became effective on July 14, 2006) to:

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

The Company further amended the Revolver agreement in July 2006 to increase the borrowing availability under the domestic facility from €430,000, or $545,270, to €465,000, or $589,653.

The Company is required to pay a commitment fee ranging between 0.0675% and 0.60% annually, based on the debt rating, on unused commitments. As of September 30, 2006, the Company had €101,000, or $128,080, available for borrowing on the Revolver.

The Company is required to maintain certain leverage and interest coverage ratios set forth in the Revolver agreement. As of September 30, 2006, the Company was compliant with all financial covenants specified in the amended credit agreement. The agreement also includes limitations on the Company’s ability to incur additional indebtedness to merge, consolidate, or sell assets, to create liens, and to make payments in respect of capital stock or subordinated debt, as well as other customary covenants and representations.

As of September 30, 2006, the Company borrowed €364,000, or $461,578, under the Revolver and the borrowings were classified as long-term debt because of the Company’s ability and intent to continuously refinance such borrowings. The Company used the borrowings, in part, to complete the acquisition of Serologicals on July 14, 2006. The Company recorded $2,806 of deferred financing costs associated with amending the Revolver agreement and will amortize the costs over five years. For the first nine months of 2006, the weighted average interest rate for the Revolver was 3.2%.

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

Holders of the Convertible Notes may convert their notes into cash and, if applicable, shares of Millipore’s common stock prior to June 1, 2026 under certain conditions. The Convertible Notes may be converted if the closing sale price of Millipore’s common stock for each of the 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter. The Convertible Notes may also be converted during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price per $1,000 principal amount of the Convertible Notes was equal to or less than 97% of the average conversion value of the notes during this period. The Convertible Notes will also be convertible if the Company makes certain distributions on its common stock or engages in certain transactions, if the Company calls the Convertible Notes for redemption, and at any time from November 1, 2011 through December 1, 2011 and any time on or after June 1, 2024. Upon conversion, the Convertible Notes will be convertible into cash for the principal amount and shares of Millipore’s common stock for the conversion premium, if any, based on an initial conversion rate of 11.0485 shares per $1,000 principal amount (which represents an initial conversion price of approximately $90.51 per share), subject to adjustments.

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

The Convertible Notes were issued to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) in a private placement transaction. The Company is required to file and maintain an effective shelf registration statement under the Securities Act within 180 days after issuance of the Convertible Notes for the resale of the Convertible Notes and the shares of common stock issuable upon conversion of the Convertible Notes. In the event that the Company fails to file an effective registration statement, the Company would be required to pay additional interest equal to 0.25% per annum of the aggregate principal amount of the Convertible Notes for the 90-day period beginning on the date of the registration default and thereafter at a rate per year equal to 0.50% (“Additional Interest”). The Company has fulfilled its initial obligation by filing the required registration statement on Form S-3 on August 9, 2006.

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

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

As of September 30, 2006, the Convertible Notes had a fair market value of $567,317. The Company evaluated the Convertible Notes agreement for potential embedded derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and related applicable accounting literature, including Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19.” The conversion feature, the Make-whole Payment, the Put Option of the holder and the Call Option of the Company were determined to not meet the embedded derivative criteria as set forth by SFAS No. 133. Therefore, no fair value has been recorded for these items. The Contingent Interest feature and the conversion feature related to the trading price of the Convertible Notes represent embedded derivatives that require separate recognition of fair value apart from the Convertible Notes under SFAS No. 133. As a result, the Company was required to separate the value of these items from the Convertible Notes and record a liability on the consolidated balance sheet. As of September 30, 2006, both the Contingent Interest feature and the conversion feature had a nominal value, and therefore were not recorded in the consolidated financial statements. The Company will continue to evaluate the materiality of the value of these items on a quarterly basis and record the resulting adjustment, if any, in the consolidated balance sheet and statement of operations. The Company evaluated the “Additional Interest” provision of the registration rights clause in accordance with EITF Issue No. 05-4 and concluded that the item should be evaluated separately as a liability. The Company has fulfilled its initial registration obligation and therefore has no liability in connection with this provision as of September 30, 2006.

5.875% senior notes due 2016

In June 2006, the Company issued €250,000, or $317,017, in aggregate principal amount of 5.875% senior notes (the “Euro Notes”) due 2016. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, beginning on December 30, 2006. The Euro Notes were issued at 99.611% of the principal amount, which resulted in an original issue discount of €973, or $1,233. The Euro Notes are senior unsecured obligations and rank equally with all of the Company’s existing and future senior unsecured indebtedness. The Company used the net proceeds from this offering to complete the acquisition of Serologicals on July 14, 2006. The Company recorded $3,321 of deferred financing costs associated with the issuance of the Euro Notes and will amortize the amount over 10 years.

If the acquisition of Serologicals were not consummated, the Company would have been required to repurchase the Euro Notes on or before October 31, 2006 (the “Repurchase Obligation”) at a redemption price, payable in cash, equal to 101% of the principal amount, plus accrued and unpaid interest. Upon the occurrence of any change in control, holders of the Euro Notes may require the Company to repurchase all of their Euro Notes (the holder’s “Put Option”) for a cash price equal to 101% of the principal amount, plus accrued and unpaid interest thereon. Before June 30, 2016, the Company may, at its option, redeem the Euro Notes (“call options”), in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the Euro Notes it redeems, plus applicable “make-whole” premium. In addition, the Company may redeem at its option (“call options”) in whole, but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, upon the occurrence of certain tax events in the United States.

The indenture for the Euro Notes places certain restrictions on the Company’s ability to create, incur, assume or suffer liens on its manufacturing plants and other principal facilities in the United States and ability to enter into certain sale-leaseback transactions. The Company would also be considered in default if it fails to fulfill its redemption obligations, make required interest payments, provide notice to holders of the Euro Notes in certain specified circumstances, or cure its default on any indebtedness of the Company or its subsidiaries in the aggregate principal amount of $50,000 or more. If an event of default has occurred and is continuing, the principal amounts of the Euro Notes plus any accrued interest thereon may become immediately due and payable. The Company is currently in compliance with the covenant restrictions.

As of September 30, 2006, the Euro Notes had a fair market value of €260,375, or $330,174. The Company evaluated the Euro Notes agreement for potential embedded derivatives under SFAS No. 133 and determined that the Company’s call options, the holder’s Put Option, and the Company’s Repurchase Obligation do not meet the embedded derivative criteria as set forth by SFAS No. 133.

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

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The 1999 Plan, as in effect at September 30, 2006, allowed for the issuance of a total of 11,321 shares of common stock, of which 119 represent new shares from the Directors’ Plan. The types of awards permitted under the 1999 Plan include stock options, restricted stock, stock appreciation rights and stock units (including restricted stock units). The Company may condition the grant or vesting of awards on the satisfaction of performance conditions. The exercise price of the stock options may not be less than the fair market value of the Company’s common stock at the time of grant. Stock options generally vest over a four-year period and expire no later than ten years from the date of grant. Restricted stock awards represent shares of common stock issued to employees subject to forfeiture if the vesting conditions are not satisfied. Restricted stock units represent the right to receive shares of common stock upon meeting specified vesting requirements. The vesting conditions for the Company’s restricted stock awards and restricted stock units are determined by the Board of Directors at the time of grant. Restricted stock and restricted stock units, which are awarded at no cost to employees, cannot be sold, assigned, transferred or pledged during the restriction period. The restriction or vesting period ranges from two to four years. In most instances, shares are subject to forfeiture should employment terminate during the restriction period.

The following table summarizes the stock option activities for the Company’s stock plans:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	3,843	$46.72	4,660	$44.60
Options granted	13	$60.40	258	$67.20
Options exercised	(133)	$48.48	(1,132)	$42.78
Options forfeited and expired	(46)	$44.79	(109)	$44.34

Options outstanding at September 30, 2006.	3,677	$46.73	3,677	$46.73

Options exercisable at September 30, 2006	2,429	$45.69	2,429	$45.69

The following table summarizes information related to the outstanding and vested options as of September 30, 2006:

	Options Outstanding	Vested Options
Number of shares	3,677	2,429
Weighted average remaining contractual life	6.55	5.83
Weighted average exercise price	$46.73	$45.69
Aggregate intrinsic value	$55,208	$37,962

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on the Company’s closing common stock price of $61.30 as of September 30, 2006. This intrinsic value represents the value that would have been received by the option holders had option holders exercised all of their options as of that date. Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the three months and nine months ended September 30, 2006 was $2,016 and $29,227, respectively.

The following table summarizes the status of unvested restricted stock awards and restricted stock units as of September 30, 2006 as well as changes during the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Unvested at beginning of period	229	$66.32	15	$55.09
Granted	13	$60.51	230	$66.72
Vested and issued	(1)	$63.37	(1)	$63.37
Forfeited	(6)	$66.79	(9)	$66.79

Unvested at September 30, 2006	235	$65.99	235	$65.99

12. Employee Retirement Plans

The following tables summarize the components of net periodic benefit cost for the Company’s various defined benefit employee retirement and postretirement benefit plans in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

	U.S. Retirement Benefits
	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Components of net periodic benefit cost:
Service benefit	$(144)	$(53)	$(320)	$(203)
Interest cost	318	271	958	841
Expected return on plan assets	(261)	(268)	(901)	(810)
Amortization of prior service cost	2	2	6	6
Amortization of net loss	258	140	680	508

Net periodic benefit cost	$173	$92	$423	$342

	Foreign Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Components of net periodic benefit cost:
Service cost	$627	$580	$1,851	$1,800
Interest cost	346	298	1,013	925
Expected return on plan assets	(291)	(221)	(850)	(684)
Amortization of net loss	43	32	126	98

Net periodic benefit cost	$725	$689	$2,140	$2,139

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Components of net periodic benefit cost:
Service cost	$69	$103	$319	$309
Interest cost	119	134	411	402
Amortization of net gain	(27)	(28)	(69)	(84)

Net periodic benefit cost	$161	$209	$661	$627

The Company expects to contribute $1,037 to the U.S. retirement plan, $1,199 to the foreign retirement plans, and $628 to the other postretirement benefit plans in 2006. As of September 30, 2006, the Company made contributions of $797, $999, and $457 to the U.S. retirement plan, the foreign retirement plans, and the other postretirement benefit plans, respectively.

13. Investments in Unconsolidated Companies and Variable Interest Entity

The Company has an equity investment in a South African company that is accounted for using the equity method. During the three and nine months ended September 30, 2006, a loss of ($27) and income of $415, respectively, was recorded in selling, general and administrative expenses in the consolidated statements of operations. During the three and nine months ended October 1, 2005, income of $105 and $472, respectively, was recorded in selling, general and administrative expenses in the consolidated statements of operations.

In addition, the Company has a 40% equity investment in an Indian joint venture (the “India JV”) that is engaged in the manufacture and sale of certain types of filtration systems and laboratory water purification systems. This investment was previously accounted for using the equity method. In 2006, the Company identified this entity as a variable interest entity under the Financial Accounting Standards Board (the “FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” As the Company is deemed the primary beneficiary, the financial results of this entity have been consolidated in Millipore’s consolidated financial statements beginning January 1, 2006. The entity had total net assets of $6,894 at September 30, 2006.

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

Following its decision to consolidate the results of its 40% owned India JV in January 2006, the Company learned as a result of its internal controls procedures that certain payment and commission practices at the India JV raise issues of compliance with the U.S. Foreign Corrupt Practices Act. Promptly upon learning of this, the Company through its Audit and Finance Committee engaged outside counsel and commenced an investigation, and is currently implementing certain corrective actions. The Company has notified the Securities and Exchange Commission and the Department of Justice of this matter. The operations and financial results of the India JV are not currently, and have not to date been, material to the Company.

15. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN 48 will become effective as of January 1, 2007. The Company is currently evaluating the impact of FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 is an amendment to SFAS Nos. 87, 88, 106, and 132(R). Under this standard, an employer is required to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end in the statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect SFAS 158 to have a material impact on its financial condition. The adoption will have no impact on the Company’s results of operations.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for a company’s first fiscal year ending after November 15, 2006. The Company does not expect SAB 108 to have a material impact on its financial statements.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

16. Subsequent Event

In October 2006, the Company’s Board of Directors approved certain amendments to the Retirement Plan for Employees of Millipore Corporation (the “Retirement Plan”) and the Employees’ Participation and Savings Plan (the “Participation Plan”). The effect of the amendment was to freeze the Retirement Plan effective December 31, 2006, after which no benefits will accrue. The Company will provide eligible participants a one-time final opportunity in early 2007 to transfer balances in their Participation Plan accounts to the Retirement Plan for the purpose of purchasing an annuity under the existing terms of the Retirement Plan. The Company expects to recognize an estimated loss of $8,700 in the 2006 fourth quarter as a result of this amendment. Amendments to the Participation Plan, effective January 1, 2007, will allow eligible employees to begin to participate immediately in the 401(k) component of the Participation Plan without any waiting period and increase the Company’s 401 (k) matching contribution rates, dollar for dollar, up to the first 6% of compensation deferred by the participant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2005. Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The third fiscal quarter for 2006 and 2005 ended on September 30, 2006 and October 1, 2005, respectively.

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

On July 14, 2006, we completed the acquisition of Serologicals Corporation (“Serologicals”) for approximately $1.5 billion, including the assumption of debt. The acquisition of Serologicals is expected to significantly strengthen the market position of our Bioscience division by increasing its product portfolio into fast growing markets such as drug discovery products and services, nuclear function and stem cell research products. The acquisition is also expected to facilitate our entrance into the upstream bioprocessing market by gaining a cell culture supplements offering for our Bioprocess division. We expect to increase sales of Serologicals’ products in international markets such as Europe, Asia and Japan, where we have a significant sales and marketing presence. In connection with this acquisition, we issued 3.75% convertible senior notes amounting to $565.0 million, 5.875% senior notes amounting to €250.0 million (approximately $317.0 million), and amended our existing revolving credit facility.

On April 27, 2006, we acquired Newport Bio Systems, Inc. (“Newport”) for $8.6 million including the assumption of debt. Newport was a provider of process containers, tubing manifolds, and assembly systems for collecting, storing, and transferring process fluids used in biopharmaceutical production. The addition of Newport’s single-use process containers, which include bags and liners, to our Mobius™ disposable solutions, provides us with the industry’s broadest range of disposable products. By manufacturing all of the components of an integrated disposable solution, we will eliminate the need for our customers to validate multiple products from multiple suppliers. This acquisition reflects our strategic focus on increasing our presence in the disposable manufacturing market and builds on our 2005 NovAseptic acquisition.

We consolidated Serologicals’ financial results with ours beginning July 14, 2006, which represented approximately eleven weeks of operating results in the 2006 third quarter. Excluding Serologicals’ operating results and the accounting effect of recording the acquisition, Millipore would have reported higher 2006 third quarter revenues and operating profits versus the prior year comparable period. This reflects the strength of our market positions and operating model.

Revenues for the 2006 third quarter of $330.1 million were $90.6 million, or 38 percent, higher than last year. Excluding the effects of 2006 acquisitions, which included Serologicals and Newport, and foreign currency rate changes, total revenue growth was 9.4 percent in the quarter. Both of our divisions contributed to this organic revenue growth. Bioprocess division organic revenue growth of 11.4 percent in the 2006 third quarter was driven by higher sales of our core filtration and chromatography products as a result of continued increase in biopharmaceutical production, particularly of monoclonal antibodies. Bioscience division organic revenue growth of 6.3 percent in the 2006 third quarter reflected the successful execution of programs to increase revenues by aligning sales and product management, prioritizing key customer relationships, and implementing targeted sales and marketing campaigns. As a result, we experienced incremental sales to both academic institutions and pharmaceutical customers.

Millipore’s 2006 third quarter operating income of $29.4 million, or 8.9 percent of sales, decreased $1.8 million from an operating income of $31.2 million, or 13 percent of sales, for the prior year comparable period. This was primarily attributable to the unfavorable effect of the amortization of Serologicals’ assets acquired of $17.9 million, direct Serologicals acquisition integration costs incurred of $6.1 million, and higher costs incurred associated with adoption of the new accounting standard for stock-based compensation (SFAS No. 123(R) of $3.2 million. These costs and expenses more than offset the favorable effects of including Serologicals’ operating income with ours and higher combined sales volume.

Earnings per diluted share of $0.27 in the 2006 third quarter decreased $0.17 per diluted share, or 39 percent, over the prior year comparable period. The decrease reflected the lower operating results discussed above and higher interest expense attributable to the debt we raised to finance the acquisition of Serologicals. A lower effective tax rate reflecting a higher amount of pre-tax profits in lower tax rate jurisdictions this year compared to last year somewhat offset these effects.

Subsequent to the end of the 2006 third quarter, our Board of Directors approved amendments to the Retirement Plan for Employees of Millipore Corporation (the “Retirement Plan”) and the Employees’ Participation and Savings Plan (the “Participation Plan”). The effect of the amendment was to freeze the Retirement Plan effective December 31, 2006, after which no benefits will accrue. We will provide eligible participants a one-time final opportunity in early 2007 to transfer balances in their Participation Plan accounts to the Retirement Plan for the purpose of purchasing an annuity under the existing terms of the Retirement Plan. The Company expects to recognize an estimated loss of $8.7 million in the 2006 fourth quarter as a result of this amendment.

Results of Operations

Net Sales

The following discussion of net sales summarizes sales growth by division and by geographic area in which our products were sold.

	Three Months Ended			Nine Months Ended
Net sales by division ($ in millions):	September 30, 2006	October 1, 2005	Growth	September 30, 2006	October 1, 2005	Growth
Bioprocess	$194.9	$145.7	33.8%	$525.5	$443.8	18.4%
Bioscience	135.2	93.9	43.9%	346.8	290.9	19.2%

Total	$330.1	$239.6	37.8%	$872.3	$734.7	18.7%

	Three Months Ended			Nine Months Ended
Net sales by geographic area ($ in millions):	September 30, 2006	October 1, 2005	Growth	September 30, 2006	October 1, 2005	Growth
Americas	$151.5	$103.1	47.0%	$381.5	$309.9	23.1%
Europe	126.8	95.3	33.1%	347.3	296.2	17.3%
Asia/Pacific	51.8	41.2	25.5%	143.5	128.6	11.5%

Total	$330.1	$239.6	37.8%	$872.3	$734.7	18.7%

Bioprocess Division

Bioprocess revenue of $194.9 million for the three-month period ended September 30, 2006 increased $49.2 million, or 33.8 percent, from the prior year comparable period. Revenue growth was primarily attributable to business acquisitions and higher sales volume as a result of the strong demand for our differentiated products. Changes in foreign currency rates contributed $2.7 million, or 1.8%, to the year-over-year revenue growth comparison and product pricing had an insignificant effect. Business acquisitions in 2006 represented approximately $29.9 million of the year-over-year revenue increase on an incremental basis. Adjusting for the effects of changes in foreign currency rates and 2006 business acquisitions, Bioprocess division revenue increased $16.6 million, or 11.4 percent. Organic revenue growth was primarily attributable to strong demand for our core filtration and chromatography media products in the biotechnology market as a result of continued increase in biopharmaceutical production, particularly for monoclonal antibodies. Our customers are making investments to increase manufacturing capacity for biopharmaceutical drugs and expanding biotechnology product offerings through acquisitions and internal development. This is a positive long-term trend for us and should enable us to sustain revenue growth for our core products. Third quarter organic revenue growth was also positively affected by increased sales of our NovaSeptum products, which are used by biotechnology customers for disposable sampling. We acquired this product line early in last year’s third quarter and this increased revenue level is an example of the effectiveness of our sales force at integrating acquired products into our existing distribution network.

From a geographic perspective and adjusting for 2006 business acquisitions, North America revenue increased $7.5 million, or 11.4 percent, which was driven primarily by sales of the core process filtration and chromatography media products. European revenue increased approximately $6.6 million, or 11.4 percent, which was driven mostly by the NovaSeptum sales increase. The majority of the remaining sales increase occurred in international growth markets, particularly in China and India. These increases were the result of our direct investment in sales and marketing for these markets. Weaker market conditions for our products in Japan somewhat offset the international market revenue growth.

Bioprocess revenues of $525.5 million for the nine-month period ended September 30, 2006 increased $81.7 million, or 18.4 percent, from the prior year comparable period. Revenues for the first nine months included an unfavorable effect attributable to changes in foreign currency rates amounting to $4.8 million and a favorable business acquisition effect amounting to $48.2 million versus the prior year comparable period. Adjusting for these items, Bioprocess revenues for the first nine months increased $38.3 million, or 8.6 percent. As with the third quarter growth, the nine-month revenue growth was largely attributable to higher sales of our core process filtration and chromatography media products.

Bioscience Division

Bioscience division revenue of $135.2 million for the three-month period ended September 30, 2006 increased $41.3 million, or 43.9 percent, from the prior year comparable period. Changes in foreign currency rates contributed $1.7 million, or 1.8 percent, to the year-over-year revenue growth comparison and improved product pricing also contributed $1.7 million, or 1.8 percent. The Serologicals acquisition in 2006 represented approximately $33.7 million of the year-over-year revenue increase. Adjusting for the effects of foreign currency translation and the Serologicals acquisition, Bioscience division revenue increased $5.9 million, or 6.3 percent. Organic revenue growth was primarily attributable to our laboratory water and life science filtration products. This growth was driven by increased levels of life science research and development now occurring in both universities and pharmaceutical companies, particularly in North America. Our successful implementation of initiatives designed to align sales and product management goals, prioritize key customer relationships, and implement targeted sales and marketing campaigns has positioned us well with these research customers, allowing us to serve them early in the drug development process. This has resulted in increased sales and order levels. A new product line introduction late in 2005 also contributed to the year-over-year increase.

From a geographic perspective and adjusting for the Serologicals acquisition, third quarter North America revenue increased $2.5 million, or 8.9 percent compared to the prior year, which was driven primarily by the strength of the laboratory water business. Third quarter Asia and Pacific market revenue was approximately $2.0 million higher than last year reflecting the return on our continued investment in sales and marketing infrastructure. European revenue represented the remainder of the year-over-year increase, which was also the result of the strength of the laboratory water and life science filtration businesses.

Bioscience revenue for the nine-month period ended September 30, 2006 increased $55.9 million, or 19.2 percent. Revenue for the first nine months included an unfavorable effect attributable to changes in foreign currency rates amounting to $4.0 million and a favorable Serologicals acquisition effect amounting to $33.7 million versus the prior year comparable period. Adjusting for the effect of foreign currency rate changes and the Serologicals acquisition, Bioscience revenue for the first nine months increased $26.2 million, or 9.0 percent. As with the third quarter growth, the nine month organic revenue growth was attributable to strong demand for laboratory water products, higher sales in growing international markets, and a new product line launched late in 2005.

Gross Profit Margins

Gross profit margins of 48.7 percent and 51.2 percent for the three- and nine-month periods ended September 30, 2006, respectively, were 250 basis points and 160 basis points lower than the prior year comparable periods. The decreases were primarily attributable to the amortization of the purchase accounting adjustments to record inventories acquired from Serologicals at fair market value of $13.3 million, amortization of intangible assets acquired of $2.1 million, and acquisition integration costs of $0.4 million. We expect to continue to incur a similar inventory amortization adjustment amount in the 2006 fourth quarter and afterwards as we sell the Serologicals inventory acquired. Costs associated with our plant consolidation initiative (primarily severance and accelerated depreciation) lowered our gross margins both this year and last year. These costs amounted to $4.5 million and $15.0 million for the three and nine-month periods ended September 30, 2006, respectively, compared with $4.4 million and $7.0 million for the comparable periods last year. Stock-based compensation charges associated with the implementation of SFAS No. 123(R) also had an unfavorable effect on the year-over-year comparisons. SFAS No. 123(R) costs for the three and nine month periods ended September 30, 2006 were $0.5 million and $1.3 million, respectively. Costs associated with prior year acquisitions reduced gross margins last year by $1.9 million for both the three and nine months periods ended September 30, 2005. Without these costs our gross profit margins would have improved approximately 100 basis points for both the three-and nine-month periods ended September 30, 2006 over the prior year comparable periods. The improvements were primarily attributable to and the inclusion of Serologicals’ gross margin in our consolidated results for the eleven-week period ended September 30, 2006 and the increased sales volume.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased $34.2 million, or 47.1%, and $46.0 million, or 20.0%, in the three and nine-month periods ended September 30, 2006, respectively, versus the prior year comparable periods. The primary drivers of the higher SG&A expenses were the inclusion of Serologicals’ expenses in the third quarter of 2006, Serologicals integration costs and significantly higher amortization of intangible assets. Integration costs were $4.1 million and $6.1 million for the three and nine-month periods ended September 30, 2006, respectively. Amortization expense related to acquisitions increased $2.7 million and $4.1 million for the three and nine-month periods ended September 30, 2006, respectively. SG&A also increased $2.1 million in the 2006 third quarter for estimated costs related to an existing environmental liability. Additional drivers for higher SG&A expenses were increased investments in international growth markets and increased headcount in both Bioprocess and Bioscience divisions to support our sales and marketing initiatives in 2006. Employee stock-based compensation expenses contributed to $2.2 million and $6.4 million to the year over year increase for the three and nine-month periods, respectively, as a result of adopting SFAS No. 123(R) as of January 1, 2006. The effect of higher 2006 SG&A expenses for the nine-month period was significantly offset by prior year executive termination costs of $11.6 million and severance costs related to the consolidation of our former Laboratory Water and Life Sciences divisions of $3.2 million.

As a percentage of net sales, SG&A expenses were 32.3% and 31.7% for the three and nine-month periods ended September 30, 2006, respectively, versus 30.3% and 31.4% for the comparable periods last year.

Research and development (“R&D”) expenses increased $5.8 million, or 30.6%, and $10.5 million, or 20.1% in the three and nine-month periods ended September 30, 2006, respectively, versus the prior year comparable periods. Higher R&D expenses in 2006 were primarily attributable to the inclusion of the results of operations of Serologicals in the third quarter of 2006 and $1.5 million of related integration costs. Employee stock-based compensation expense accounted for $0.5 million and $1.2 million of the year-over-year increase, which was the result of adopting SFAS No. 123(R) as of January 1, 2006. These increases were partially offset by a $3.1 million write-off of in-process R&D acquired in connection with the NovAseptic acquisition in the third quarter of 2005 and a severance charge amounting to $0.5 million related to the consolidation of our former Laboratory Water and Life Sciences divisions in 2005, which did not recur in 2006.

As a percentage of net sales, R&D expenses were 7.5% and 7.2% for the three and nine-month periods ended September 30, 2006, respectively, as compared to 7.9% and 7.1% for the comparable prior year periods. This level of investment reflects our continuing focus on improving the effectiveness and efficiency of our R&D organization as evidenced by new product introductions and the product pipeline we are building.

Interest Income (Expense)

Interest income increased $3.8 million and $18.7 million in the three and nine-month periods ended September 30, 2006, respectively, versus the prior year comparable periods. The increases were primarily the result of investing the proceeds from our American Jobs Creation Act (“AJCA”) dividend in December 2005 as well as investing the net cash proceeds from our June 2006 debt offerings until the closing of Serologicals acquisition on July 14, 2006.

Interest expense increased $15.1 million and $23.7 million for the three and nine-month periods ended September 30, 2006, respectively, versus the prior year comparable periods. The increases were attributable to higher borrowings under our revolving credit facility as well as borrowings under the 3.75% convertible senior notes and the 5.875% senior notes issued in June 2006 in connection with the Serologicals acquisition. The Serologicals acquisition in July 2006 was financed with the proceeds from the AJCA dividend borrowed under the revolving credit in December 2005 and the proceeds from the two senior notes borrowings. Bridge loan commitment fees of $1.3 million secured in connection with the Serologicals acquisition also contributed to the interest expense increase in the nine months ended September 30, 2006 versus the prior year comparable period. We expect to incur higher net interest expense for the remainder of the calendar year due to the higher debt levels.

Provision for Income Taxes

Our effective income tax rates were 13.3% and 20.4% for the three and nine-month periods ended September 30, 2006, respectively, versus 25.5% and 22.4% for the comparable periods last year. The lower effective tax rates for 2006 are primarily attributable to the geographic mix of our pre-tax profits favoring lower tax rate jurisdictions.

Net Income and Earnings per Diluted Share

Net income decreased 35.2% and 0.9% for the three and nine-month periods ended on September 30, 2006, respectively, from prior year comparable periods primarily due to our acquisition of Serologicals in the third quarter of 2006.

Earnings per diluted share decreased 38.6% and 6.5% for the three and nine-month periods ended September 30, 2006, respectively, from prior year comparable periods. Earnings per diluted share for the nine months ended September 30, 2006 as compared to the prior period were adversely affected by a higher number of weighted average shares of common stock outstanding as a result of significant stock option exercise activities since the second quarter of 2005.

Market Risk

We are exposed to market risks, which include changes in foreign currency exchange rates, interest rate risk and credit risk. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.

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

Our primary risk management strategy is to use forward contracts to hedge certain foreign currency transaction exposures. The intent of this strategy is to offset gains and losses that occur on the underlying booked exposures with gains and losses resulting from the forward contracts that hedge these exposures. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically span less than three months. We held forward foreign exchange contracts with U.S. dollar equivalent notional amounts totaling $257.4 million at September 30, 2006. The fair value of these contracts was a net loss of $0.1 million at September 30, 2006.

Our risk management policy allows for hedging our net investments in foreign subsidiaries, using both derivative and non-derivative instruments. On June 30, 2006, we issued €250.0 million Euro-denominated senior notes which gives rise to foreign exchange risk when the debt is remeasured into U.S. dollars at the end of each period. As we designated this debt as an economic hedge of our net investments in European subsidiaries, the remeasurement gains and losses are recorded in other comprehensive income. Upon maturity, however, we could be exposed to significant exchange rate risk as we will be required to repay the debt at the then current market exchange rates, which could be higher or lower than the rates at which we borrowed the debt on June 30, 2006. A 10% strengthening or weakening of the Euro against the U.S. dollar will cause us to pay approximately $32.0 million more or less than what we received when we issued the notes on June 30, 2006.

We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents and other highly liquid marketable securities. As of September 30, 2006, our debt portfolio was comprised of a combination of fixed and floating rate borrowings. Our exposure to interest rate risk primarily relates to our revolving credit facilities, under which the interest rates on our current borrowings float with Euro Libor rates. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible notes is affected by our stock price. The total estimated fair value of our fixed rate debt at September 30, 2006 was $998.3 million. Fair values were determined from available market prices, using current interest rates and terms to maturity. If interest rates were to increase or decrease by 1%, the fair value of our long-term debt would decrease or increase by approximately $42.4 million.

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

Capital Resources and Liquidity

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operating activities, capital expenditures, investments in businesses, product development, employee benefit plans, and debt service. Our primary sources of liquidity are internally generated cash flows and borrowings under our revolving credit facility. Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products, our ability to integrate acquisitions, deterioration in certain financial ratios, and market changes in general.

We believe that our existing sources of liquidity are adequate to meet our anticipated borrowing needs at comparable risk-based interest rates for the foreseeable future. The extent and timing of acquisition spending can cause variations in our debt to capital levels. Our level of debt to total capitalization has increased significantly to 60.8% at September 30, 2006 versus the prior year comparable period as a result of funding business acquisitions. Management believes that our existing cash position and other sources of liquidity are sufficient to satisfy our cash flow requirements.

The following table shows information about our capitalization as of the dates indicated:

In millions, except ratio amounts	September 30, 2006	December 31, 2005
Cash and cash equivalents	$91	$537
Total debt	1,442	552
Net debt (total debt less cash and cash equivalents)	1,351	15
Total capitalization (debt plus equity)	2,373	1,344
Net capitalization (debt plus equity less cash and cash equivalents)	2,282	807
Debt to total capitalization	60.8%	41.1%
Net debt to total capitalization	56.9%	1.1%

We had cash inflows from operations of $79.9 million in the first nine months of 2006 compared with cash inflows of $131.7 million in the first nine months of 2005. This decrease was primarily attributable to reductions in accrued income taxes payable, accounts payable and accrued expenses; increased inventory levels; and the presentation of certain stock compensation tax benefits as financing cash flows in accordance with SFAS No. 123(R). The decrease in the accrued income taxes payable was primarily attributable to higher United States tax payments this year of $11.0 million related to the repatriation of foreign earnings in accordance with the American Jobs Creation Act of 2004, higher taxes paid in foreign jurisdictions as a result of higher 2005 taxable profits, and the prior year utilization of net operating loss carryforwards that did not recur. Accounts payable declined as a result of the payment of incremental inventory purchased earlier this year in accordance with our factory consolidation initiatives. This incremental inventory and the inclusion of the inventory we purchased from Serologicals caused days supply in inventory to increase 32 days to 150 days at September 30, 2006, compared with 118 days at October 1, 2005. We anticipate that we will generate cash inflows in the fourth quarter and afterwards as we sell this inventory. The decrease in accrued expenses was primarily attributable to higher incentive compensation payments this year of approximately $7.0 million as a result of strong business performance last year and significantly higher levels of executive severance accruals last year resulting from the implementation of our new strategy. SFAS No. 123(R) required us to present certain stock compensation tax benefits as financing cash flows since the adoption of the standard on January 1, 2006 as opposed to operating cash flows prior to adoption. This had the effect of reducing operating cash flows by $7.1 million this year. Days sales outstanding in ending receivables were 70 days at September 30, 2006 compared with 71 days at October 1, 2005.

We had cash outflows from investing activities of $1.1 billion in the first nine months of 2006 compared with cash outflows of $156.8 million in the first nine months of 2005. The increase was primarily attributable to our acquisition of Serologicals offset by investment activities in various marketable securities. The total purchase price for Serologicals net of cash acquired was $1.5 billion, including the assumption of debt. We paid Serologicals’ convertible debt amounting to $277.3 million in August 2006 upon conversion by the debt holders, which was recorded as a cash outflow from financing activities. As of September 30, 2006, we no longer held marketable securities, which resulted in a net cash inflow of $113.9 million in the first nine months of 2006. We also invested $77.5 million in capital projects and fixed assets, of which $24.6 million was attributable to the construction of our new research and development center in Bedford, Massachusetts that was completed in October 2006. In addition, we invested $8.6 million for the acquisition of Newport Bio Systems in April 2006.

We had cash inflows from financing activities of $613.3 million in the first nine months of 2006 as compared with $52.2 million in the first nine months of 2005. The increase was primarily attributable to the debt raised for our July 14, 2006 acquisition of Serologicals. Cash proceeds amounted to $565.0 million for the 3.75% convertible senior notes and €250.0 million (approximately $313.8 million) for the 5.875% senior notes. These proceeds were partially offset by debt discount of $1.2 million and payments of debt issuance and amendment costs associated with the debt offerings amounting to $19.5 million. Repayments of debt in 2006 included revolver borrowings of $22.7 million and acquired Serologicals convertible debentures of $277.3 million. Cash inflows from financing activities were also higher as a result of cash receipts amounting to $48.4 million from employees upon the exercise of stock options and the SFAS No. 123(R) presentation change noted above.

We maintain cash balances in many subsidiaries through which we conduct our business. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences. However, these cash balances are generally available without legal restrictions to fund ordinary business operations. We have transferred, and will continue to transfer, cash from our subsidiaries to us and to other international subsidiaries when it is cost effective to do so.

We continue to evaluate our tax reserves under SFAS No. 5, “Accounting for Contingencies,” which requires us to accrue for losses we believe are probable and can be reasonably estimated. The amount reflected in the consolidated balance sheet at September 30, 2006 is considered adequate based on our assessment of many factors, including results of tax audits, past experience and interpretation of tax law applied to the facts of each matter. It is reasonably possible that our tax reserves could be increased or decreased in the near term based on these factors.

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

We further amended the Revolver agreement in July 2006 to increase the borrowing availability under the domestic facility from €430.0 million, or $545.3 million, to €465.0 million, or $589.7 million. In the second quarter of 2006, we recorded $2.8 million of deferred financing costs associated with amending the Revolver agreement.

We are required to pay a commitment fee ranging between 0.0675% and 0.60% annually, based on the debt rating, on unused commitments. As of September 30, 2006, we had €101.0 million, or $128.1 million, available for borrowing on the Revolver.

We are required to maintain certain leverage and interest coverage ratios as set forth in the Revolver agreement. The agreement also includes limitations on our ability to incur additional indebtedness, to merge, consolidate, or sell assets, to create liens, to make payments in respect of capital stock or subordinated debt, as well as other customary covenants and representations. In general, the leverage ratio is calculated by dividing our total outstanding indebtedness at September 30, 2006 by our cumulative adjusted cash flow for the twelve months ending at September 30, 2006. The interest coverage ratio is calculated by dividing our cumulative adjusted cash flow for the twelve months ending at September 30, 2006 by our cumulative gross interest expense for the twelve months ending at September 30, 2006.

The following table summarizes the financial covenant requirements and our compliance with these covenants as of September 30, 2006:

Covenant	Requirement	Actual at September 30, 2006
Maximum leverage ratio	5.00:1.0	4.91:1.0
Minimum interest coverage ratio	3.50:1.0	7.29:1.0

The following table summarizes our future financial covenant requirements:

Fiscal Quarter Ending	Maximum Leverage Ratio	Minimum Interest Coverage Ratio
December 31, 2006	4.75:1.0	3.50:1.0
March 31, 2007	4.50:1.0	3.50:1.0
June 30, 2007	4.25:1.0	3.50:1.0
September 30, 2007	3.75:1.0	3.50:1.0
December 31, 2007 and thereafter	3.50:1.0	3.50:1.0

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

As of September 30, 2006, we had borrowings of €364.0 million, or $461.6 million outstanding under the Revolver, which were classified as long-term debt because of our intent and ability to continuously refinance them.

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

The Convertible Notes were issued to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) in a private placement transaction. We are required to file and maintain an effective shelf registration statement under the Securities Act within 180 days after issuance of the Convertible Notes for the resale of the Convertible Notes and the shares of common stock issuable upon conversion of the Convertible Notes. In the event that we fail to file and maintain an effective registration statement, we will be required to pay additional interest equal to 0.25% per annum of the aggregate principal amount of the Convertible Notes for the 90-day period beginning on the date of the registration default and thereafter at a rate per year equal to 0.50%. We have fulfilled our initial obligation by filing the required registration statement on Form S-3 on August 9, 2006.

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

5.875% senior notes due 2016

In June 2006, we issued €250.0 million, or $317.0 million, in aggregate principal amount of 5.875% senior notes (the “Euro Notes”) due 2016. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, beginning on December 30, 2006. The Euro Notes were issued at 99.611% of the principal amount, which resulted in an original issue discount of €1.0 million, or $1.2 million. We recorded $3.3 million of deferred financing costs associated with the issuance of the Euro Notes. The Euro Notes will be our senior unsecured obligations and will rank equally with all of our existing and future senior unsecured indebtedness.

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

The indenture for the Euro Notes places certain restrictions on our ability to create, incur, assume or suffer liens on our manufacturing plants and other principal facilities in the United States and ability to enter into certain sale lease-back transactions. We would also be considered in default if we fail to fulfill our redemption obligations, make required interest payments, provide notice to holders of the Euro Notes in certain specified circumstances, or cure our default on any indebtedness of ours or our subsidiaries in the aggregate principal amount of $50 million or more. If an event of default has occurred and is continuing, the principal amounts of the Euro Notes plus any accrued interest thereon may become immediately due and payable. We are currently in compliance with the covenant restrictions.

While our contractual obligations and other commercial commitments did not change materially between December 31, 2005 and September 30, 2006, our minimum future payments on our long-term debt obligations increased from $629.5 million at December 31, 2005 to $2,150.0 million at September 30, 2006. The following table summarizes our minimum future payments under our long term-debt obligations at September 30, 2006:

	Payment due ($ in millions)
	Total	Remainder of 2006	2007- 2008	2009- 2010	Beyond 2010
Long-term debt obligations	$2,150.0	$15.8	$213.0	$111.1	$1,810.1

Legal Matters

We currently are not a party to any material legal proceeding.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which required us to recognize share-based payments to employees and directors as compensation expense using a fair value-based method in the results of operations. Prior to the adoption of SFAS No. 123(R) and as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” we accounted for share-based payments to employees using the intrinsic value method pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, no stock-based employee compensation expense had been recorded in connection with the issuance of employee and director stock options as all options granted under these plans were fixed awards and had an exercise price equal to the market value of our common stock at the time of the grant. Stock-based employee compensation expense relating to separation agreements for certain executive officers and the vesting of restricted stock awards and restricted stock units granted at no cost to the employees was reflected in net income. Upon adoption of SFAS No. 123(R), we elected to use the modified prospective method and, accordingly, did not restate the results of operations for the prior periods. In the three and nine months ended September 30, 2006, compensation expense was recognized for all awards granted on or after January 1, 2006 as well as for the unvested portion of awards granted before January 1, 2006.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN 48 will become effective as of January 1, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of SFAS No. 157 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 is an amendment of SFAS Nos. 87, 88, 106, and 132(R). Under this standard, an employer is required to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end in the statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect SFAS 158 to have a material impact on our financial condition. The adoption will have no impact on our results of operations.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. We do not expect SAB 108 to have a material impact on our financial statements.

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

Item 4. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A. Risk Factors

We completed our acquisition of Serologicals Corporation (“Serologicals”) on July 14, 2006. In order to finance the acquisition, we incurred substantial additional debt, including the issuance of notes convertible into our common stock. As a result of the acquisition, certain risks associated with the business of Serologicals and its integration are now risks to the combined company.

If our efforts to integrate acquired or licensed businesses or technologies into our business are not successful, our business could be harmed.

As part of our business strategy, we expect to continue to grow our business through acquisitions of technologies or of companies that offer products, services and technologies that we believe would complement our technologies and services. In 2005, we acquired NovAseptic A.B. and MicroSafe B.V. In April 2006, we acquired Newport Bio Systems, Inc. In July 2006, we acquired Serologicals Corporation,

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

As of September 30, 2006, our total debt was $1,442.4 million. Of this amount, $100.0 million is due under our 7.5% senior unsecured notes in 2007 and approximately $461.6 million (€364.0 million) represents indebtedness of our subsidiaries under our revolving credit facilities that is guaranteed by us. We established our revolving credit facilities in December 2005 against which we can borrow in either the United States or Europe, with a combined maximum borrowing not to exceed €465.0 million (giving effect to amendments that became effective on July 14, 2006).

Our level of indebtedness could have important consequences because:

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

The demand for several of Serologicals’ cell culture products could be adversely affected by concerns about some of their components being derived from bovine serum. The demand for some of Serologicals’ products could be adversely affected by concerns about the use of bovine material in the process by which they are manufactured. The concern arises from the risk that the agent causing bovine spongiform encephalopathy, or “mad-cow disease,” might be present in the raw materials used in the production process and that the agent might be introduced into a therapeutic substance manufactured by one of our customers. The regulatory authorities of certain countries, including Japan, have refused to approve pharmaceuticals that are manufactured using a product that was derived from bovine serum or that was manufactured by a process that uses bovine material. The regulatory authorities of other countries could adopt similar restrictions.

Violation of government regulations or voluntary quality programs could result in loss of Serologicals’ sales and customers and additional expense to attain compliance.

Several of our Serologicals’ facilities are subject to extensive regulation by the United States Food and Drug Administration (“FDA”), primarily through the requirements of the Public Health Service Act and the Food, Drug and Cosmetic Act, and similar governmental bodies in other countries. These Serologicals facilities are subject to periodic inspection by the FDA and other similar governmental bodies to ensure their compliance with applicable laws and regulations. New facilities, products and operating procedures also may require approval by the FDA and/or similar governmental bodies in other countries. Failure to comply with these laws and regulations could lead to sanctions by the governmental bodies, such as written observations of deficiencies made following inspections, warning letters, product recalls, fines, product seizures and consent decrees, which would be made available to the public. Such actions and publicity could affect our ability to sell products and to provide our services acquired from Serologicals. In the past, Serologicals received notifications and warning letters from the FDA relating to deficiencies in its compliance with FDA requirements and was required to take measures to respond to the deficiencies. There can be no assurance that the FDA will not request that we take additional steps to correct these deficiencies or other deficiencies in compliance raised by the FDA in the future. Correction of any such deficiencies could have a material adverse affect on our business.

The Serologicals operations are also subject to USDA regulations and various foreign regulations for the sourcing, manufacturing and distribution of animal based proteins, all of which now apply to us as a result of the acquisition. Our failure to comply with these requirements could negatively impact our business and potentially cause the loss of customers and sales. ISO 9000:2000 quality standards are an internationally recognized set of voluntary quality standards that require compliance with a variety of quality requirements somewhat similar to the requirements of the FDA’s Quality System Regulations, which were formerly known as Good Manufacturing Practices or GMP. The operations of our Serologicals’ cell culture manufacturing facilities, as well as our manufacturing facility in Scotland and our research products facilities in California, Australia and the United Kingdom, are registered under the ISO standards. Failure to comply with this voluntary standard can lead to observations of non-compliance or even suspension of ISO certification by the certifying unit. Loss of ISO certification could cause some Serologicals customers to purchase products from other suppliers.

If we are not able to identify new licensing opportunities or to enter into licenses for new products on acceptable terms to support the Serologicals business, we may be unable to leverage new products in that market segment, which could adversely affect our anticipated earnings.

An important component of the Serologicals business strategy is to increase the number of products it offers by licensing products developed by other biotechnology companies or academic research laboratories. It has historically attempted to market such products to its customers. Often, it sought to improve the licensed products using its technologies. Therefore, our Serologicals business will depend on the success of our licensing efforts for a portion of our new products. There can be no assurance that our licensing efforts will be successful.

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

Item 6. Exhibits

a. Exhibits Filed or Furnished Herewith.

Exhibits Filed Herewith

10.1	Form of Nonqualified Stock Option Grant for Non-employee Directors

10.2	Form of Restricted Stock Unit Award Document for Non-employee Directors

31.1	Certification of Chief Executive Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits Furnished Herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLIPORE CORPORATION

	Signature	Title	Date

By:	/s/ Kathleen B. Allen Kathleen B. Allen	Vice President and Chief Financial Officer (on behalf of the registrant as its Principal Financial Officer)	November 9, 2006

By:	/s/ Anthony L. Mattacchione Anthony L. Mattacchione	Vice President, Corporate Controller and Chief Accounting Officer (on behalf of the registrant as its Principal Accounting Officer)	November 9, 2006

Exhibit Index

Exhibit Number	Exhibit Title

10.1	Form of Nonqualified Stock Option Grant for Non-employee Directors

10.2	Form of Restricted Stock Unit Award Document for Non-employee Directors

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002