Form 10-K
period 2006-12-31
MILLIPORE CORP /MA
filed 2007-03-01
CIK 66479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock on June 30, 2006, the last business day of its most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $1,995,286,967. Shares of Common Stock held by each executive officer and director and by each person known to beneficially own more than 5 percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2007, 53,930,618 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference

Document	Incorporated into Form 10-K
Definitive Proxy Statement for the 2007 Annual Meeting	Part III

In this Form 10-K, unless the context otherwise requires, the terms “Millipore”, the “Company”, “we” or “us” shall mean Millipore Corporation and its subsidiaries.

PART I

Item 1.	Business.

Overview

Millipore is a global life science company that provides technologies, tools and services facilitating the discovery, development and production of new therapeutic drugs, vaccines and detection tools, together with other applications. We serve the worldwide biotechnology, pharmaceutical and life science research industries by improving productivity and efficiency. We primarily sell consumable products. Our products and services are based on a variety of enabling technologies, including filtration, chromatography, cell culture supplements, antibodies and cell lines. In life science research, our Bioscience division offers products and services for drug discovery, gene and protein research, research in the fields of molecular biology, cell biology and immunodetection, and general laboratory applications. For the biotechnology and pharmaceutical industries, our Bioprocess division offers products and services for process development, scale-up, production, validation and quality assurance of therapeutics. Our intimate knowledge of our customers’ research and manufacturing process needs ensures that our products and services are designed, recommended, used and supported to maximize the benefit to our customers.

Our History

Millipore Corporation was formed as a Massachusetts corporation in 1954. During much of our history, we have developed and sold products based on our proprietary filtration and other separations technologies into a variety of industries. In 2002, we exited our microelectronics business in order to focus primarily on the life science markets. Beginning in 2005, we began implementing a new strategy that sharpened our focus on the fast growing biopharmaceutical manufacturing and laboratory research markets.

Recent Developments

In July 2006, we acquired Serologicals Corporation (“Serologicals”) for approximately $1.5 billion, including the assumption of debt. We view the acquisition of Serologicals as a transformational step which enhances our product portfolio and complements our brand, sales force and customer relationships. In particular, we believe the acquisition has:

•

strengthened significantly the market position of our Bioscience division by increasing its product portfolio in fast growing life science research markets such as drug discovery, research reagents, cell signaling research and stem cell research;

•	secured our presence in the upstream bioprocess market by gaining a portfolio of cell culture supplement products for our Bioprocess division;

•	enabled us to leverage our strong sales and marketing presence in international markets such as Europe, Asia and Japan to increase sales of Serologicals products;

•	given us the means to accelerate our organic growth over the long term by taking advantage of Serologicals’ demonstrated track record of launching new products into high growth markets; and

•	created overall critical mass and size by diversifying and expanding our product offerings.

In connection with this acquisition, we issued 3.75 percent convertible senior notes amounting to $565.0 million, 5.875 percent senior notes amounting to €250.0 million (approximately $330.0 million), and amended our existing revolving credit facility.

In April 2006, we acquired Newport Bio Systems, Inc. (“Newport”) for $8.6 million, including the assumption of debt. Newport was a provider of process containers, tubing manifolds, and assembly systems for collecting, storing, and transferring process fluids used in biopharmaceutical production. The addition of

Newport’s single-use process containers to our Mobius™ disposable solutions provides us with the industry’s broadest range of disposable bioprocessing components. By manufacturing all of the components of an integrated disposable solution, we eliminate the need for our customers to validate multiple products from multiple suppliers. This acquisition reflects our strategic focus on increasing our presence in the disposable manufacturing market and builds on our 2005 acquisition of NovAseptic A.B. (“NovAseptic”).

We have continued our expansion in high growth Asian markets, including China and India, by substantially increasing both the number of Millipore sales representatives and distributors in Asia. Our Bioscience division has also invested in a dedicated Chinese training function to facilitate further penetration into that market.

We continue to execute a number of initiatives to improve further our profitability. These include significant reductions in the number of our worldwide manufacturing facilities, aggressive improvements to our procurement and manufacturing processes, market and customer segmentation, and enhancements of sales productivity.

We also continue to implement our plan to integrate the Serologicals businesses and functions into Millipore. We remain on schedule against all of our major milestones and anticipate completing our formal integration by mid-2007.

Our Customers

Customers of our Bioscience division include:

•	Research departments at biotechnology and pharmaceutical companies

•	Life science research companies

•	Private and public research laboratories, such as universities, medical research centers and governmental institutions

•	Hospitals and clinical laboratories

•	Clinical research organizations

•	Environmental, industrial and other analytical laboratories

The research in which our Bioscience customers engage spans many areas of life science, including drug discovery, research in areas such as genomics, proteomics, stem cells, cell signaling and nuclear function, other laboratory research, and clinical and analytical laboratory activities.

Customers of our Bioprocess division include:

•	Pharmaceutical companies

•	Biotechnology companies

•	Contract drug manufacturers

•	Diagnostics and medical device companies

•	Beverage companies

•	Environmental testing companies

These Bioprocess customers are engaged in the development, scale-up, manufacturing and testing of therapeutic, vaccine and diagnostic products, as well as a variety of health care and other products.

Although no single customer accounts for 10 percent or more of our sales, some of our individual customers do purchase significant quantities of our products. Our Bioprocess division tends to have higher customer concentration than our Bioscience division.

Our Business

Overview

We compete in two related markets, life sciences research and biopharmaceutical manufacturing. Our Bioscience division serves the life sciences research market, principally composed of companies and institutions conducting basic research, drug discovery and other analytical laboratory work. Our Bioprocess division serves the biopharmaceutical manufacturing market, principally composed of biotechnology and pharmaceutical companies that develop, manufacture and sell products for the diagnosis, prevention and treatment of diseases.

In response to accelerating demand for healthcare improvement and disease prevention, new therapeutic products and vaccines, particularly biologics based on recombinant proteins, are being developed, approved and produced in growing numbers.

We leverage our brand, global infrastructure, proprietary technologies, highly qualified sales force and manufacturing operations to support our worldwide operations. We sell thousands of products and we are continually developing and/or acquiring new proprietary products and technologies to advance our businesses. With the addition of the Serologicals product portfolio, we believe we now offer a balanced product mix with strong growth and profitability characteristics.

Most of our products are consumables that are used, disposed and replaced, such as reagent kits or filtration cartridges. We derive some revenue from standard hardware products ranging from small benchtop laboratory water systems to large filtration systems. We also sell custom products, including our process scale filtration and chromatography systems and columns, as well as membrane sheets and rolls and bulk chromatographic media sold outside of our primary markets. In addition, we provide a variety of services, including drug target screening and selectivity testing, microbial contamination testing, consulting, manufacturing process validation and product maintenance services.

Because of the differing applications required by each of our target markets, we believe our approach to these markets benefits from more specialized and focused attention. Accordingly, we have aligned our business to better address each of these markets. The following describes more specifically the principal markets in which we compete and selected examples of our solutions and products relevant to each of these markets.

Bioscience Markets

Industry Background

As researchers seek to understand complex biological systems and to identify and characterize new therapeutic targets, the market demand for tools that improve productivity and efficiency in the laboratory has grown. Intensive and expensive laboratory research is required to feed the pipeline of biologics, bioengineered vaccines and other therapeutic and diagnostic products in development. Research organizations have come under increasing competitive and economic pressure to improve their screening and identification of new drug candidates with more speed and accuracy. In particular, the rapid growth in the development of new therapeutics has brought a heightened focus on protein research, including protein identification and characterization. Laboratory markets have also grown with the increase in concerns about bioterrorism and the emergence of new public health threats.

Our Bioscience division addresses major fields of life science research, including molecular biology, cellular biology, protein research and drug discovery.

Molecular biology research involves the study of the molecular underpinnings of living organisms. Of particular interest is gene expression, the processes by which an organism uses, implements and replicates its genetic information. The genetic material of living organisms comprises double-stranded molecules of deoxyribonucleic acid (“DNA”). The information contained in DNA is transcribed to a single-stranded molecule similar in composition to DNA, called ribonucleic acid (“RNA”). The RNA then translates this information into proteins, large molecules made of amino acids, that are used in all cellular processes. Proteins have many different functional properties and include antibodies, proteins forming the structure of a cell, certain hormones and enzymes.

Cellular biology research includes the study of the genetic functioning and biochemical composition of cells, including their physiological properties and structure. Equally important is the examination of cells’ life cycles, environmental interactions, division, differentiation, growth and death. The understanding gained from these studies has broad application in the fields of developmental biology, carcinogenesis, cell communication, virology, immunology, and vaccine and diagnostic development.

Areas of life science research include understanding an organism’s production of proteins and their impact on cellular function, and manipulating DNA to modify the production of proteins. Researchers are able to modify an organism’s naturally occurring DNA to produce a desired protein not usually formed by the organism, or to increase the rate of production of a naturally formed protein. These techniques are commonly referred to as “genetic engineering” or “gene-splicing”.

Our Bioscience division is organized around four specific market segments within the life sciences research market as described below.

Biotools—Market Needs

All life science researchers conduct experiments on biological samples, such as cells, proteins and nucleic acids. The consistency and reproducibility of experimental results requires that the samples used by researchers are pure and properly isolated. The varying physical and biochemical characteristics of biological samples make the processes of isolation extremely complex.

Research, clinical and analytical laboratories use many sample preparation steps, including media preparation, clarification, protein depletion, purification, concentration, desalting and blotting, for a variety of laboratory procedures.

Specialty membranes, consumable devices, reagents and kits are used for purifying, preparing or screening biological samples. For example, filtration devices and specialty membranes can be designed to accommodate the parameters of a wide variety of experiments, such as protein binding and chemical compatibility. As another example, customized antibodies that serve as biological markers can be used to locate enzymes, structural components and modifications that often occur transiently, in minute amounts or in specific locations, and to measure them with great accuracy. Consistent and repeatable sample preparation saves time and reduces costs.

Biotools—Millipore Solutions

We offer a broad range of high-quality products that separate, isolate, and purify biological samples in order to ensure the integrity of scientific experiments. Our products improve throughput, automation and cost-effectiveness of sample preparation, concentration and desalting or other separations required for protein and gene research, drug discovery applications, including DNA sequencing, plasmid prep, detection and microarray applications, screening of potential drug compounds, in-gel digestion, albumin depletion and antibody purification. These products help researchers to process samples more efficiently and become more productive.

Types of Products and Applications	Millipore Product Examples
• Filtration devices • Specialty membranes • Protein purification and characterization kits and products	• Montage® series of kits • Ultrafree®-CL centrifugal filters • MultiScreen® Filter Plate • Immobilon® Western AP Chemiluminescent Substrate

Research Reagents—Market Needs

Researchers regularly use a broad range of research products, including specialty reagents, kits, antibodies and molecular biology tools for research in such areas as neuroscience, infectious disease, oncology, metabolic disorders, stem cells and cell signaling.

Life science researchers who study the structure and function of cells and proteins require innovative and high quality biological reagents to conduct their experiments consistently. A reagent is a substance used to detect, quantify, produce, modify or otherwise manipulate a biological target. Biological reagents include antibodies, peptides, dyes, enzymes and other proteins and biochemical agents that are used to identify and measure cellular interactions, proteins, cell signaling and other cellular functions.

Kits enhance research productivity by combining in one box all the disposables, reagents and protocols needed to reliably and reproducibly conduct a particular experiment. Kits include assays for the detection of viruses, protein and gene activity and stem cell differentiation, as well as RNAi gene silencing systems and multiplexed immunoassays. An assay is a test technique for measuring a biological response or for determining characteristics such as the presence, absence, composition, purity, activity or location of a biological target.

For further efficiency and economy, research scientists also outsource various services, including the development and production of custom antibodies, peptides, assays and other biochemical markers.

Research Reagents—Millipore Solutions

We offer a broad range of biological reagents including antibodies, dyes and biochemical reagents. To aid in research productivity, we also provide kits for researchers focused in many medical fields including neuroscience, oncology, metabolic disorders and other major therapeutic areas. We also offer cutting edge products to advance life science research in stem cells, nuclear function and chromatin biology. By combining the breadth of our products and services with our application and scientific expertise, we believe we consistently increase our relevance and value to our research customers.

Types of Products and Applications	Millipore Product Examples
• Antibodies and assay kits for protein identification • Cell based assays • Nuclear function assays and kits • Stem cell research products

•        Customized antibodies and kits for:

•        Cell signaling

•        Neuroscience

•        Cell biology

•        HEScGRO™ Medium for Human Embryonic Stem (hES) Cell Culture

•        ReNcell™ Immortalized Cells and Media

•        MultiScreen® Filter Plates for Elispot

Drug Discovery—Market Needs

A major focus in life science research relates to the discovery of new therapeutic targets and of new compounds that can act to modulate the behavior of these targets. To improve the efficiency and economy of this research, the development of detection tools for disease targets and efficacy improvement of existing therapeutics to targeted patient groups must proceed in parallel. In each case, the overriding goal is the transformation of medical practice from a “diagnose and treat” model to one of “predict and prevent”. In order to achieve this goal, an approach is required that attempts to understand the target and its interaction with a potential therapeutic compound in the context of the whole organism. An excellent proxy for the organism is the cell. Accordingly, cell based assays and multiple assay measurements (known as multiplex assays) that create results not possible in a traditional biochemical assay are growing in importance.

When potential drug targets have been identified, biotechnology and pharmaceutical researchers must evaluate which drug candidates are most likely to function effectively and safely in the human body. This complex task of prioritizing drug candidates requires that they be screened both for specificity and affinity for the specific target of interest, and for potential side effects due to off-target interactions.

The majority of new biotherapeutic targets are proteins, either newly discovered or those for which their function is better understood through recent research. Proteins are used in all cellular processes and therefore the enhancement or inhibition of a protein’s function can result in a desired therapeutic effect. Three major classes of target proteins are kinases, G-protein-coupled receptors (“GPCRs”), and ion channels.

A kinase is an enzyme that chemically modifies other proteins, usually resulting in a functional change of the target protein. Kinases regulate the majority of cellular pathways, especially the transmission of signals within the cell, affecting cell growth, movement and death. Because kinases have profound effects on a cell, their activity is highly regulated. Disregulated kinase activity is a frequent cause of disease, particularly cancer. Drugs which inhibit specific kinases have been shown to be effective in the treatment or prevention of otherwise intractable diseases.

GPCRs are a common form of protein receptor that transmits external stimuli into various intracellular response pathways. A receptor is a protein in a cell that binds to a specific molecule (a “ligand”), such as a neurotransmitter, hormone, or other substance. The receptor then initiates a cellular response to the ligand, usually a physiological change that modifies the biochemical nature of a protein in the cell. Often these modified proteins will in turn interact with and modify other cellular proteins leading eventually to new expression and the synthesis of new proteins. GPCRs constitute part of the communication system between the cell and its external environment. These proteins are active in most organ systems and offer many opportunities for therapeutic intervention in areas including cancer, cardiac dysfunction, central nervous system disorders, obesity, inflammation, diabetes and pain. A protein compound that inhibits or stimulates a GPCR, and the resulting change in cell signaling, is a prime target candidate for further development into a biotherapeutic.

Ion channels are proteins that facilitate the movement of ions, such as sodium or potassium, in and out of cells through the cell membrane. These proteins participate in a variety of biological processes, with essential roles in nervous system function and cardiac regulation. Consequently, compounds that control ion channels offer the opportunity to develop therapeutics that offer efficacy in heart disease and nervous disorders. Because of their central role, ion channels also represent an important tool to screen for off-target effects of a compound.

Researchers use high throughput biochemical and cell-based assays to identify, mark and characterize these and other proteins. Scientists can measure the effectiveness and ancillary effects of a potential therapeutic compound at the biochemical and cellular level, which provides information to enable the selection of the most appropriate candidates through the clinical development process. Many research laboratories often outsource drug discovery screening to improve efficiency and cost.

Drug Discovery—Millipore Solutions

We provide bulk reagents required to perform the complex analyses involved in prioritizing drug candidates through screening for specificity and affinity for a target class of interest. Our purified kinases and our membrane-based assay tools are used in bioassays, cell-based assays, high throughput screening, and toxicity and pharmacological profiling. For example, the United States Food and Drug Administration (“FDA”) has now mandated that all potential therapeutic compounds must be screened against the hERG ion channel, a protein believed to be the cause of serious incidences of cardiac arrhythmia. We provide cell lines that overexpress this particular target for use in such screening.

We also offer outsourced drug discovery screening services to ascertain activity and safety for drug candidates. As an outsourcing partner to the world’s leading biotechnology and pharmaceutical firms, we offer an efficient, full service to screen molecules prior to the expensive and time consuming development of safe drugs to treat cardiovascular, oncology, neurology, metabolic and many other disorders.

Types of Products and Applications	Millipore Product Examples

•        Drug development products and services for:

•        Kinases

•        GPCRs

•        Ion channels

•        Multiplex protein biomarker immunoassays and services

•        GLP Ligand binding assays for clinical trials

•        Multi-well plates

• GPCRProfiler™ Service, cell-based functional GPCR profiling • KinEASE™ FP Kinase Assays • Kinase Selectivity Screening Service • LINCOplex™ Multiplexed Biomarker Immunoassays

Laboratory Water Market—Market Needs

Purified water meeting a variety of specific standards is an essential resource in most laboratory environments and water purification systems are present in nearly every laboratory. Daily demand in a laboratory for purified water can range from a few liters to several thousand liters. Such water is used in a diverse range of applications, from complex protein research and trace element analysis to simple glassware rinsing. Different applications require different water qualities, ranging from laboratory grade to analytical grade to ultrapure water. Source water is available to laboratories from various sources, such as tap water or pretreated, bottled water. Purification systems must vary to accommodate the quality of the source water and the desired end quality. For example, a system may apply the final polish on water already pretreated by reverse osmosis, distillation or deionization to produce ultrapure water.

Laboratory Water Market—Millipore Solutions

We offer a wide choice of sophisticated laboratory water purification systems that remove contaminants and ensure water purity for critical laboratory analysis and clinical testing. We produce a range of bench-top and central laboratory water systems that provide the flexibility to produce the water quality needed for a variety of laboratory needs and applications.

Types of Products and Applications	Millipore Product Examples
• Laboratory water purification systems, consumables and accessories • Field service for installed equipment	• Milli-Q® Advantage • Direct Q® • Elix® • RiOs™ • A10 on line TOC monitor • Maintenance services • Validation services

Bioprocess Market

Industry Background

Our Bioprocess division provides tools and services that enable the commercial production of bioengineered and pharmaceutical substances, including biologics, vaccines and other biotherapeutic products. Manufacturers of these products are under increasing competitive and economic pressure to:

•	maintain safety and quality

•	minimize process deviations

•	shorten production time

•	improve manufacturing productivity and yield

•	ensure security of supply

•	reduce costs

Manufacturing of therapeutics generally encompasses production of two broad categories of molecules, small molecule drugs and large molecule drugs. Small molecule therapeutics are primarily chemical compounds that are made through an organic or inorganic chemistry process. These are sometimes referred to as synthetic pharmaceuticals. Chemical or pharmaceutical companies manufacture these therapeutics and their active ingredients in bulk. Biotechnology companies primarily produce large molecule therapeutics, most of which are protein-based. These include the fast growing segment of biologics.

Biologics are products derived from living organisms, generated in a bioreactor or fermentor, and used in the prevention or treatment of disease. They include therapeutic products and vaccines based on recombinant proteins, such as monoclonal antibodies, enzymes, coagulation factors, cytokines, hormones, growth factors, plasma products or transgenic and gene therapy products.

In many instances, recombinant proteins replace or mimic naturally occurring human proteins and are produced by cells containing modified DNA. One subset of recombinant protein-based drugs, monoclonal antibodies, has been shown to be extremely effective at treating otherwise intractable diseases such as cancer. This has led to a fast growing market for therapeutic monoclonal antibodies, which are difficult to produce and require a variety of complex technologies and processes to enable their development and production.

Industry sources predict that volumes of monoclonal antibodies and bioengineered vaccines will continue to grow substantially over the next five years. There are currently over 1,450 biologics in various stages of development or approved by regulators, of which approximately 457 are monoclonal antibodies and approximately 445 are bioengineered vaccines. In contrast, growth in sales of small molecule pharmaceuticals is expected to be lower. This lower growth rate is primarily a result of continued exposure to intense generic competition as the patents expire on the chemical compounds comprising the drugs. Synthetic pharmaceuticals, however, continue to constitute a significant percentage of all marketed therapeutic products and are manufactured in large volumes.

As the demand for marketed biologics and vaccines grows and new products are approved, the market for products that facilitate and accelerate the identification, development and production of biologics and bioengineered vaccines is expanding. Although most biologics and bioengineered vaccines are discovered and produced today by biotechnology companies (companies that focus on development of large molecule therapeutics), many pharmaceutical companies (companies that have historically focused on small molecule pharmaceuticals) are increasing efforts to identify and develop biologics and bioengineered vaccines as well.

Successfully bringing a biologic or a bioengineered vaccine to the market is a complex and lengthy process. It begins with extensive laboratory research and discovery, continues with years of development, clinical trials and scale-up of the manufacturing process, and culminates with establishing a manufacturing process that meets regulatory approvals and generates sufficient quantities of a safe, effective and approved drug. Biologics and bioengineered vaccines originate from live organic material such as a genetically modified cell line. The desired product must be extracted and purified from this original organic material. Growing from the initial small quantities of these original biologics or bioengineered vaccines, to larger pilot scale quantities, and ultimately to full production scale, cannot be achieved without increasingly effective cell culture and purification processes.

We view the value chain of our bioprocess customers to include:

•	process development and scale up;

•	upstream processing (the growth and fermentation process in bioreactors);

•	downstream purification and filtration (harvesting); and

•	continuous compliance monitoring and testing.

We believe we are the only company in our markets to provide solutions for both the upstream and downstream requirements of our bioprocessing customers. Our Bioprocess division is aligned to serve the breadth of this development and manufacturing process by targeting four principal markets as further described below.

Bio-Products & Technologies—Market Needs

Biologic products must be grown in living cells, such as bacteria, yeast or mammalian cells since they cannot be synthesized chemically. The process of manufacturing many biologics and bioengineered vaccines begins with growing mammalian or other cell types which have been genetically transformed to produce large amounts of a therapeutic protein. These proteins ultimately become therapeutic drugs.

The cells are grown in cell cultures held in large bioreactor or fermentation tanks of varying capacity. The process is managed through the maintenance of optimal temperature, pressure and other environmental conditions. In order to achieve high protein concentrations, cells in the bioreactor require nutrients and supplements. As the cells grow and metabolize, they secrete into the cell culture medium the therapeutic protein that is then harvested, purified and further processed.

Cell culture is an important technology that is also used in many other essential biomedical applications such as the production of proteins that serve as key components of clinical diagnostic assays, vaccine production, the development of cell and tissue therapies, screening for toxicity during drug discovery and numerous research applications involving the study of genes and cell biology.

Bio-Products & Technologies—Millipore Solutions

To facilitate the manufacture of biologic drugs in mammalian cell cultures, we offer high quality nutrients and supplements for these cultures. Our product portfolio includes the leading branded fatty acid supplements, recombinant insulin, bovine serum albumin, and other growth factors that improve the ability of cells to produce proteins efficiently. We are actively expanding our portfolio of cell culture supplements, particularly animal-free, recombinant products.

Types of Products and Applications	Millipore Product Examples
• Cell Culture Supplements	• Probumin®, serum albumin • EX-CYTE®, media growth supplement • Incelligent™, recombinant human insulin • UCOE™ gene expression technology

Filtration & Chromatography—Market Needs

The production of biologics requires the extraction of proteins from the fluids in which these proteins are grown. The process also requires the removal of impurities such as bacteria, viruses, cellular debris and other contaminants. Accordingly, manufacturing processes for biologics, particularly for monoclonal antibodies, are separation-intensive, often requiring numerous filtration and chromatography steps for clarification, concentration and sterilization. A complex biologic can require as many as ten different separation processes. A typical synthetic drug may require between one and four filtration and sterilization steps.

Filtration & Chromatography—Millipore Solutions

We offer the broadest range of filtration, purification and chromatography technologies to clarify, concentrate, purify and remove viruses or other biological contaminants from biologics, synthetic pharmaceuticals and beverages. We enable our biologics manufacturing customers to meet their purification and sterilization needs along the entire value chain by providing robust scaleable downstream process solutions and expertise. Our filtration and chromatography products are scalable to match customer needs at different stages of the development process through full-scale drug production.

Our pharmaceutical customers use our prefiltration and sterilization filters in the processing of synthetic pharmaceuticals. Although anticipated growth rates of synthetic pharmaceuticals are low compared to projected growth rates for all new therapeutics, use of our products in synthetic pharmaceutical manufacturing remains a significant portion of our business due to the large number of approved synthetic pharmaceuticals and corresponding processing lines for such products.

We provide a variety of filtration tools to meet our beverage customers’ processing needs, including tools to remove bacteria and yeast. The beverage market represents a relatively small percentage of our revenues. From time to time we also sell membrane sheets and rolls and bulk chromatographic media to manufacturers of diagnostic products and other medical devices, environmental testing products or other products, for use as a material or component in these products. We also offer a line of monoclonal antibodies that serve as reagents for classifying antigens on red blood cells and detecting regular and irregular antibodies in blood specimens.

Types of Products and Applications	Millipore Product Examples
• Sterile Filtration • Virus Filtration • Tangential Flow Ultra-Filtration • Clarification & Pre-filtration • Chromatography Media

•        Durapore® sterilizing grade filters

•        Viresolve® virus clearance devices

•        Pellicon® tangential flow filtration devices

•        Millistak+® clarification and prefiltration devices

•        Prosep® chromatographic media

Advanced Manufacturing Solutions—Market Needs

Until recently, all biotherapeutic drugs were produced with stainless steel or glass equipment. Although stainless steel and glass equipment remain the prevalent processing tools, the industry has sought ways to reduce the costs and cycle time delays associated with cleaning fixed equipment in place between manufacturing runs. Contamination risks also arise if the equipment is not thoroughly purged of all residual materials from prior production runs. Companies have begun to migrate to single use, disposable technologies. These eliminate the need for cleaning and shorten cycle times between processing runs. Biopharmaceutical manufacturers are also seeking flexible manufacturing components and solutions that can be configured and validated to meet customized biological manufacturing needs.

Advanced Manufacturing Solutions—Millipore Solutions

We design and manufacture sophisticated systems for use in sterile biomanufacturing environments, such as chromatography columns, manufacturing skids, mixers, and valves. We are also a leading innovator in the transition from such systems to disposable manufacturing by offering a broad range of disposable manufacturing components. In the past several years, we have developed and/or acquired rights to certain products and technologies designed to simplify and to reduce the time and expense of certain steps in the downstream and final fill processes of biotechnology and pharmaceutical manufacturing primarily by replacing stainless steel hardware with disposable plastic products. Our hardware products range from large stainless steel process scale filtration and chromatography systems and columns with selling prices that can be greater than a million dollars to small filter housings or valves.

Types of Products and Applications	Millipore Product Examples
• Disposable Assemblies • Aseptic Components • Engineered Systems • Chromatography Columns	• Mobius™ Disposable Solutions suite • Acerta™ disposable filling systems • Lynx® disposable manufacturing connectors • PureFlex™ Process Container Film products • K-Prime® BioChromatography Systems

Process Monitoring Tools—Market Needs

During the production of therapeutic drugs, companies take multiple steps to ensure their products are produced safely and without contamination. Regulatory agencies such as the FDA require drug manufacturers to ensure the purity and sterility of products before they are released to the public. Sampling and testing of therapeutics throughout the manufacturing process for bioburden, microbial contamination and sterility levels are both prudent and necessary. Such testing delays each step of production, however, and presents opportunities for process improvements.

The processing of beverages (including wine, beer, and bottled juices and water) may include the need to monitor for microbiological contamination and to remove bacteria and yeast.

Process Monitoring Tools—Millipore Solutions

We provide a broad range of products that enable sampling and testing of drugs and intermediate products throughout the manufacturing process. Our process monitoring products are designed to test for microbiological, viral or other contamination in biologics and synthetic pharmaceuticals as a quality control or assurance step in their manufacture or processing. Our solutions reduce the risk to our customers of manufacturing scale-up problems and shorten their drugs’ time-to-market. We are also developing next-generation technologies that are faster and more sensitive to allow bioprocess manufacturers to identify contamination earlier in their processes. Our alliance with Gen-Probe Incorporated (“Gen-Probe”) is designed to produce new process monitoring tools capable of significantly reducing the time-to-result from days or weeks to hours. We expect it will take several years to fully develop these products. We also offer outsourced testing for biological and viral contamination of biologics.

Beverage manufacturers use our products for quality control and process applications, principally to monitor for microbiological contamination and to prevent spoilage by removal of bacteria and yeast from products such as wine, beer, bottled juices and water. The beverage market represents a relatively small percentage of our revenues.

Types of Products and Applications	Millipore Product Examples
• Sterility Testing • Bioburden Monitoring • Sterile Sampling • Contract Lab Services • Rapid Microbial Testing	• Steritest™ devices and systems • Milliflex® Rapid microbiology detection systems • NovaSeptum® disposable sampling systems • MicroSafeSM laboratory services

Our Strategy

Our strategy is to provide differentiated solutions to the life science research and biopharmaceutical manufacturing markets, which we believe have significant needs for new products that drive results, productivity improvements and new research goals. Since 2005, our strategy has been organized around five objectives. The table set forth below shows these objectives and some selected milestones relating to each.

Objective	Selected Milestones (2005 and 2006)

To strengthen our leadership position with biotechnology manufacturing customers by expanding our Bioprocess product offerings

•       Acquired Serologicals (upstream bioprocess markets)

•       Acquired NovAseptic and Newport (disposable bioprocessing solutions)

•       Introduced new products in clarification, virus screening and chromatography

•       Completed new $50 million R&D facility

•       Allied with Gen-Probe to develop microbial testing

To establish Millipore as a strategic supplier in bioscience research markets by increasing our laboratory productivity platforms and market reach

•       Acquired Serologicals businesses, accessing market segments including stem cells, neuroscience research and drug discovery

•       Expanded our capability to develop and launch new products through the Serologicals acquisition

•       New product introductions, including:

•       Milli-Q® Advantage

•       Immobilon® Western detection reagents

•       MilliCell® 24- and 96- well assays

•       Expanded sales and distribution presence in Asia

To lead our industry in product quality and manufacturing effectiveness	• Progressed ahead of schedule on implementation of focused factory and supply chain initiatives • Invested $6.5 million to enhance our corporate quality systems

To attract, retain and develop talented and motivated employees	• Established a new human resources leadership team • Added over 2,000 new employees since January 1, 2005

To double the value of the company between 2005 to 2009

•       Increased revenue growth significantly in the last few years

•       Improved penetration of high growth and high margin markets

•       Accelerated supply chain and sales and marketing initiatives to increase gross margin

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

Our direct sales organization is a critical competitive differentiator for us.

Our Technologies

Many of our products use technologies based on membrane filtration and chromatography. Membranes use size exclusion to filter either the wanted or the unwanted particulate or bacterial, molecular or viral entities from fluids. Some of our membrane materials also use affinity, ion-exchange or electrical charge mechanisms to effect the desired separation. Microfiltration and ultrafiltration membranes are incorporated into devices, cartridges and modules of different configurations to address a variety of customer purification and separation needs. Chromatography media is used to purify or separate biopharmaceutical compounds or to remove contaminants from these compounds by adsorption (the adherence of molecules in solution or suspension to the surfaces of the media). Our laboratory water purification products combine membrane, resin and other separations technologies. Certain of our sample preparation products use both membranes and chromatographic separation techniques.

Over the last several years, through acquisitions, alliances, licenses and research and development investments, we have expanded and diversified our technology base beyond our core membrane filtration and chromatography technologies.

We have focused this expansion and diversification on biopharmaceutical and life science research applications. Most recently, our acquisition of Serologicals expanded the types of technologies that we offer within our product portfolio, including customized monoclonal antibodies, cell culture supplements, cell lines and immunity detection technology. Other examples include our disposable manufacturing initiatives, our NovaSeptum sterile sampling technology and our MicroSafe biological testing processes. Through our alliance with Gen-Probe, we are working to develop next-generation process monitoring tools for the biopharmaceutical manufacturing market by coupling Millipore membrane-based sample preparation technologies with Gen-Probe’s nucleic acid amplification and gene sequencing technologies. In the life sciences research market, we enter into a large number of collaborative arrangements with academic researchers and other suppliers to introduce, in combination with our internal research and development efforts, thousands of new products each year.

Research and Development

We believe that a strong research and product development effort is important to our future growth. Our research and development spending was $86.6 million, $66.1 million and $62.5 million in 2006, 2005 and 2004, respectively.

Our ongoing research and development activities include the development of new membranes and chromatography media, the upgrading of membrane and media based systems to afford the user greater purification capabilities, and the extension and enhancement of existing Millipore technologies to respond to new applications. The rapidly changing laboratory research markets require novel technologies to meet the needs of high throughput sample analysis. This has led to our development of products utilizing both membrane and chromatographic separation techniques, including a product platform based on chromatographic media embedded in membrane structures which we introduced for the protein research market. Additionally, through the acquisition of Serologicals, we have greatly expanded our product development capabilities to include antibodies, enzymes, labeling and detection reagents, molecular biology kits, multiplexed immunoassays, cell based assays and drug screening services.

As part of our strategic effort to accelerate innovation and to centralize our development efforts, we completed an approximate $50 million state-of-the-art research and development facility at the site of our former headquarters in Bedford, Massachusetts in October 2006. We are also enhancing our product development process to optimize our development choices and allocation of resources. We perform most of our own research and development and do not provide material amounts of research and development services for others.

We have followed a practice of supplementing our internal research and development efforts by acquiring or licensing new technologies from unaffiliated third parties, acquiring distribution rights for new technologies, and undertaking collaborative or sponsored research and development activities with unaffiliated companies and academic or research institutions, when we believe it is in our interests to do so.

Our research and development activity is aimed at maintaining a leadership position in providing research tools to the life sciences research market and enhancing our market position as a supplier of products used to manufacture genetically engineered pharmaceuticals and other materials.

Quality Assurance

To compete effectively in our markets, we believe a world class, enterprise wide quality control program is required. Accordingly, we maintain a global quality assurance system and program designed to assure the efficacy and safety of our products and compliance with the requirements of regulatory authorities, voluntary quality standards, industry trade associations and our customers. Using our quality assurance program and an internally maintained regulatory compliance program, we conduct periodic audits of each of our facilities to ascertain the status and compliance of the quality system as implemented. The audits, in combination with performance metrics, are designed to ensure adherence to applicable regulations and our procedures and to assess the effectiveness of our quality system as a whole. The audits are one component of the key performance indicators that we collect, review and monitor in order to maintain our program of continuous improvement and compliance with our established systems and programs.

Most of our operating facilities are registered to ISO 9001:2000 quality standards. The ISO 9001:2000 series of standards is a voluntary quality standard recognized throughout the world.

Global Supply Chain—Manufacturing and Sourcing

We manufacture the majority of our products in our own manufacturing facilities, primarily at those properties described and listed under Item 2 of this Form 10-K. Our global supply chain initiative, which began in 2004, is expected to result, over five years, in a new manufacturing landscape through the consolidation of current sites, the implementation of new raw material procurement practices by consolidating our current supplier base, and streamlined manufacturing processes through improvements using lean manufacturing and Six Sigma methodologies.

Competition

The markets for our products and services are intensely competitive. Given the breadth of our product and service offerings, our competition comes from a wide array of competitors, ranging from specialized companies that have strengths in niche segments of the life science markets to large manufacturers offering a broad portfolio of biotechnology products, tools and services. Many of these competitors have significant financial, operational, sales and marketing resources, and experience in research and development, although certain competitors only compete with us in a limited portion of our product line. We compete with a variety of public and private companies. Some of the major competitors of our Bioprocess Division include GE Healthcare, Pall Corporation and Sartorius. Some of the major competitors of our Bioscience Division include Invitrogen Corporation, QIAGEN, Thermo Fisher, Sigma-Aldrich, TECHNE Corporation, Bio-Rad Laboratories, BD Biosciences (a segment of Becton, Dickinson and Company), Whatman, Pall Corporation, and Sartorius. In some cases, these and other competitors are also our customers, distributors and suppliers, and in some circumstances we serve these roles for such competitors as well.

We believe that a company’s competitive position in any of our markets is determined by a varying mix of product availability and performance, quality, responsiveness, technical support, price and breadth of product line. Our customers are diverse and we believe they place varying degrees of importance on the competitive attributes listed above. In our judgment we are well positioned to compete in each these categories.

Our Employees

As of December 31, 2006, Millipore employed approximately 6,100 persons worldwide, of whom approximately 2,500 were employed in the United States and the balance was employed outside of the United States.

Patents, Trademarks and Licenses

We have been granted and have licensed rights under a number of patents and have other patent applications pending both in the United States and abroad. While these patents and licenses in the aggregate are viewed as valuable assets, we believe that no individual patent is material to our ongoing operations. We also own a number of trademarks, the most significant being “Millipore”.

Many of our research reagent products are sold pursuant to licenses that have varying terms and conditions. We expect to continue to in-license new technologies from academic and government institutions, as well as biotechnology and pharmaceutical companies. We use licensed technologies to create new products, including high value kits and services, many of which address bottlenecks in the research or drug discovery laboratories.

Our ability to obtain licenses to allow the introduction of new products is very important to allow us to offer new, innovative and technologically superior research products. The licenses from others typically cover patents or biological materials, such as cell lines, that we use to develop new products. Most of them are for fixed terms with options for renewal, and typically impose obligations on us to market the licensed technology. No single license is material to our business.

Government and Industry Regulation

Many of our activities are subject to regulation by governmental authorities within the United States and similar bodies outside of the United States. The regulatory authorities govern the collection, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, transportation, approval, advertising and promotion of our products, as well as the training of our employees. We manufacture and distribute a significant number of products that are not subject to governmental regulation. However, some of these products are subject to import and export regulations specific to the country of import. Certain of our products are considered “medical devices” and “in vitro diagnostics” under the Food, Drug and Cosmetic Act. Accordingly, these products are subject to the law’s general control provisions that include requirements for registration, listing of devices, quality regulations, labeling and prohibitions against misbranding and adulteration. These products subject us to regulatory inspection and scrutiny. We believe that we are in substantial compliance with all relevant laws and regulations.

Environmental Matters

We are subject to numerous federal, state and foreign laws and regulations that impose strict requirements for the control and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste. We believe we are in substantial compliance with all applicable environmental requirements. We continue to invest in maintaining facilities that enable our compliance with these environmental laws. These environmental related expenditures have not had a material effect on our capital expenditures, earnings or competitive position. Because regulatory standards under environmental laws and regulations have become increasingly stringent, however, there can be no assurance that future developments will not cause us to incur material environmental liabilities or costs. See the applicable risk factor under Item 1A of this Form 10-K.

Raw Materials

Our products are made from a wide variety of raw materials that are generally available from alternate sources of supply. For certain critical raw materials, we have qualified only a single source. We periodically purchase quantities of some of these critical raw materials in excess of current requirements, in anticipation of future manufacturing needs. With sufficient lead times, we believe we would be able to validate alternate suppliers for each of these raw materials. As described in the applicable risk factor under Item 1A of this Form 10-K, several of these critical raw materials are used in a significant portion of our products and if we were unable to obtain supply of any one of them, our loss of revenues would be material.

Seasonality

In general we do not believe our business is inherently seasonal.

Backlog

We do not have a material amount of firm commitments that serve as backlog orders.

Geographic and Segment Information

We are a multinational company with approximately 61 percent of our 2006 sales outside the United States and approximately 47 percent of our long-lived assets outside the United States at December 31, 2006. Geographic and segment information, including the identification of operating segments and their aggregation, is discussed in Note 15 to our Consolidated Financial Statements.

Other Information

Millipore’s corporate headquarters are at 290 Concord Road, Billerica, Massachusetts, and our telephone number at that location is 1-978-715-4321.

The U.S. Securities and Exchange Commission (the “SEC”) maintains an internet website at http://www.sec.gov that contains our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and all amendments thereto. All reports that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

The certifications of Millipore’s Chief Executive Officer and Chief Financial Officer, as required by the rules adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this Form 10-K and were also filed as exhibits to our Form 10-K for 2005, as filed with the SEC in March 2006. Millipore’s Chief Executive Officer, Martin D. Madaus, provided an annual certification to the New York Stock Exchange dated May 17, 2006, that he was not aware of any violations by the Company of the New York Stock Exchange corporate governance listing standards.

Executive Officers of the Registrant

The following is a list, as of February 16, 2007, of the executive officers of Millipore Corporation. Except as noted, all of such executive officers were elected to serve until the first Directors Meeting following our 2007 Annual Shareholders Meeting.

			First Elected or Appointed
Name	Age	Office	An Executive Officer	To Present Office
Martin D. Madaus	47	Chairman of the Board, President and Chief Executive Officer	2005	2005
Kathleen B. Allen	51	Vice President and Chief Financial Officer	2000	2000
Dominique F. Baly	58	Vice President, President of Bioscience Division	2000	2005
Bruce J. Bonnevier	48	Vice President, Global Human Resources	2006	2006
Dennis W. Harris *	50	Chief Scientific Officer	2006	2006
Geoffrey F. Ide *	53	Vice President, Millipore International	2006	2006
Peter C. Kershaw	53	Vice President, Global Supply Chain	2004	2005
Jean-Paul Mangeolle	45	Vice President, President of Bioprocess Division	2005	2005
Jeffrey Rudin	55	Vice President, General Counsel and Secretary	1996	1996
Gregory J. Sam	48	Vice President, Quality	2003	2003
Charles F. Wagner, Jr.	38	Vice President, Strategy and Corporate Development	2003	2003

* Messrs. Harris and Ide were not elected by the Board of Directors, but we have determined that they are each an executive officer as such term is defined in Rule 3b-7 under the Exchange Act of 1934, as amended.

Dr. Madaus joined Millipore Corporation as our President and Chief Executive Officer, and as a Director, on January 1, 2005, and was appointed Chairman of the Board effective March 1, 2005. From 2000 until December 2004, Dr. Madaus served as President and Chief Executive Officer of Roche Diagnostics Corporation, heading the North American diagnostics business of Hoffmann-La Roche, a leading pharmaceutical and diagnostics company. Prior to that, Dr. Madaus held various management positions from 1989 to 1999 with Hoffmann-La Roche and with Boehringer Mannheim (prior to its 1998 acquisition by Hoffmann-La Roche). Dr. Madaus also serves as a board member of each of the New England Healthcare Initiative, the Analytical & Life Science Systems Association, and the Massachusetts High Technology Council.

Ms. Allen was elected Vice President and Chief Financial Officer of Millipore Corporation in 2000. Prior to that, Ms. Allen held a wide variety of positions in Millipore’s financial organization since joining us in 1983, most recently as Millipore Corporation’s Corporate Controller and Chief Accounting Officer (1998-2000). Prior to joining Millipore, Ms. Allen practiced public accounting for six years with Arthur Young and Company.

Mr. Baly was elected Vice President of Millipore Corporation in December 2000 and serves as President of our Bioscience Division, which was formed in February 2005 as a combination of our Laboratory Water and Life

Science Divisions. Mr. Baly also served as President of Millipore International to which he was appointed in February 2001. From February 2001 through February 2005, Mr. Baly was President of the Laboratory Water Division. Prior to that, Mr. Baly held a wide variety of positions since joining us in 1972, most recently as Vice President of the Analytical Divisions of Millipore from 1994 until 2001.

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

Dr. Harris joined Millipore Corporation as our Chief Scientific Officer following our acquisition of Serologicals in July 2006. From 2004 to 2006, Dr. Harris served as Vice President, Global Research & Development and business development and Chief Scientific Officer at Serologicals. From 2002 to 2003, Dr. Harris served as Executive Vice President, Research & Development for Vitra Biosciences, Inc., a developer of a cell-based drug screening array systems for drug discovery. From 2001 to 2003, Dr. Harris held senior Research & Development and business positions at ACLARA Biosciences, Inc., a developer of novel technologies in the areas of microfluidics and gene and protein analysis. For approximately ten years prior to joining ACLARA, Dr. Harris held positions of increasing responsibility at Amersham Pharmacia Biotech, Inc. and its affiliates, most recently as Vice President of Research and Development for North America and global genomics Research and Development from 1997 to 2001. Amersham (acquired by General Electric Corporation in 2004) is a manufacturer of pharmaceutical products for the diagnosis and treatment of disease and of technologies for biotechnology research and drug discovery.

Mr. Ide joined Millipore Corporation in 2005 as Vice President, Millipore International, with responsibility for market development opportunities in Japan, Asia, India, South America, Eastern Europe, the Middle East and Africa. In August 2006 Mr. Ide became a member of the Corporate Executive Committee. Prior to joining Millipore, Mr. Ide was employed by Bausch & Lomb Incorporated, a world leader in the development, manufacture and marketing of eye health products, from 1988 to 2005. He served Bausch & Lomb in positions of increasing responsibility, most recently as corporate Vice President and President of Japan Operations from 1999 to 2005.

Mr. Kershaw was elected Vice President, Worldwide Manufacturing Operations, of Millipore Corporation effective February 2004 and, in August 2005, was appointed head of our newly created Global Supply Chain organization, a combination of the Company’s worldwide manufacturing and customer service functions. Prior to joining Millipore, Mr. Kershaw served Hologic, Inc., a manufacturer of medical imaging systems, as Corporate Vice President, Manufacturing Operations (2003-2004) and Vice President and General Manager, LORAD Division (2001-2003). Prior to that, Mr. Kershaw served as President (1998-2001) and Vice President and General Manager (1996-1998) of the Medical Device Division of Bespak plc, a manufacturer of plastic injection molded components and finished medical devices.

Mr. Mangeolle was elected Vice President of Millipore Corporation in October 2005 and is President of the Bioprocess Division. From 2002 to 2005, he served as Vice President of the Division’s Worldwide Field Operations. From 2001 to 2002, Mr. Mangeolle was Vice President of Operations of Mykrolis Corporation, a spin-off of Millipore’s former Microelectronics Division. Prior to 2001, Mr. Mangeolle held a number of senior management positions in Millipore’s Microelectronics and Laboratory Water Divisions, as well as Millipore’s Asian Operations. Mr. Mangeolle joined Millipore SA, our wholly-owned subsidiary in France, as a sales applications specialist in 1984.

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

Mr. Wagner joined Millipore Corporation in December 2002 as Director of Strategic Planning and Business Development and was elected Vice President, Strategic Planning and Business Development (now Strategy and Corporate Development), in March 2003. Prior to joining Millipore, Mr. Wagner served as a Manager (2001-2002) and Consultant (1998-2001) at Bain & Company.

Item 1A.	Risk Facto rs.

Lack of early success with our pharmaceutical and biotechnology customers can shut us out of future business with those customers.

Many of the products we sell to the pharmaceutical and biotechnology customers are incorporated into the customers’ drug manufacturing processes. In some cases, once a customer chooses a particular product for use in a drug manufacturing process, it is unlikely that the customer will later switch to a competing alternative. In many cases the regulatory license for the product will specify the separation and cell culture supplement products qualified for use in the process. Obtaining the regulatory approvals needed for a change in the manufacturing process is time consuming, expensive and uncertain. Accordingly, if we fail to convince a pharmaceutical or biotechnology customer to choose our products early in its manufacturing design phase, we may lose permanently the opportunity to participate in the customer’s production of such product. Because we face vigorous competition in this market from companies with substantial financial and technical resources, we run the risk that our competitors will win significant early business with a customer making it difficult for us to recover that opportunity.

The suspension or termination of production of a customer’s therapeutic product may result in the abrupt suspension or termination of their purchases of our products, resulting in an unexpected reduction in our revenue.

Success in our Bioprocess division substantially depends on the incorporation of our products into a customer’s manufacturing process. If this “design in” is achieved, we will likely have the opportunity to sell consumable products to the customer during the life cycle of the customer’s product, which could continue for many years. Our planning and growth projections are built in part on the volume assumptions deriving from these customer successes. If a customer stops production of its product, either temporarily or permanently, our sales to the customer for the applicable product will drop or stop. A customer may suspend or terminate production of a product, either voluntarily or involuntarily, and related sales and distribution for many reasons. These may include adverse regulatory, competitive, legal or economic circumstances. We have had in the past, and expect to have in the future, situations in which a customer suspends its purchases of our products. A suspension or permanent cessation of a process in which we would otherwise anticipate selling a significant volume of consumables will reduce our revenues and negatively impact our earnings.

Disruptions in the supply of raw materials and distributed products from our single source suppliers could result in a significant disruption in sales and profitability.

Our products are made from a wide variety of raw materials that are generally available from alternate sources of supply. However, certain critical raw materials and supplies required for the production of some of our principal products are available only from a single supplier, as are some products that we distribute. Such raw materials and distributed products cannot be obtained from other sources without significant delay or at all. If such suppliers were to limit or terminate production or otherwise fail to supply these materials for any reason, such failures could have a material adverse impact on our product sales and our business.

If our efforts to integrate acquired or licensed businesses or technologies into our business are not successful, our business could be harmed.

As part of our business strategy, we have grown our business through acquisitions of technologies or of companies that offer products, services and technologies that we believe complement our products, technologies and services. In 2005, we acquired NovAseptic and MicroSafe B.V. In April 2006, we acquired Newport and in July 2006, we acquired Serologicals. We expect to continue to grow our business through additional acquisitions if appropriate opportunities arise.

Managing these recent acquisitions and any future acquisitions will entail numerous operational, legal and financial risks, including:

•	difficulties in assimilating new technologies, operations, sites and personnel;

•	diversion of resources and management attention from our existing businesses and technologies;

•	inability to maintain uniform quality standards, controls, and procedures;

•	inability to retain key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations;

•	impairment or loss of relationships with key customers and suppliers of acquired businesses;

•	issuance of dilutive equity securities;

•	incurrence or assumption of debt;

•	exposure to unknown or unanticipated liabilities;

•	additional expenses associated with future amortization or impairment of acquired intangible assets or potential businesses; and

•	exposure to federal, state, local and foreign tax liabilities in connection with any acquisition or the integration of any acquired businesses.

Our failure to address these risks successfully in the future could harm our business and prevent our achievement of anticipated growth.

Increased leverage as a result of our recent debt offerings and other debt we have incurred to finance our acquisition of Serologicals may harm our financial condition and results of operations.

As of December 31, 2006, our total debt was $1,416.3 million. Of this amount, $100.0 million is due under our 7.5 percent senior unsecured notes in April 2007 and approximately $422.4 million (€320 million) represents indebtedness of our subsidiaries under our revolving credit facilities that is guaranteed by us. Our revolving credit facilities permit us to borrow in either the United States or Europe, with a combined maximum borrowing not to exceed €465.0 million.

Our level of indebtedness could have important consequences because:

•

a substantial portion of our cash flows from operations will be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	it may impair our ability to obtain additional or replacement financing in the future;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a payment on any of our debt obligations or comply with financial covenants in our debt agreements, we could be in default on such debts, and this default could cause us to be in default on our other outstanding indebtedness. In each case of default, we may be required to repay all of our outstanding indebtedness or renegotiate the terms of our indebtedness on unfavorable terms.

If we fail to maintain adequate quality standards for our products and services, our business may be adversely affected and our reputation harmed.

Our customers are subject to rigorous quality standards in order to maintain their products and the manufacturing processes and testing methods that generate them. A failure to sustain the specified quality requirements, including the processing and testing functions performed by our products, could result in the loss of the applicable regulatory license. Delays or quality lapses in our customer’s production line could result in substantial economic losses to them and to us. For example, large production lots of biotherapeutics are very delicate and expensive and a failure of a separation membrane could result in the contamination of the entire lot, requiring its destruction. We also perform services that may be considered an extension of our customers’ manufacturing and quality assurance processes, which also require the maintenance of prescribed levels of quality. Although we believe that our continued focus on quality throughout the company adequately addresses these risks, there can be no assurance that we will not experience occasional or systemic quality lapses in our manufacturing and service operations. If we experience significant or prolonged quality problems, our business and reputation may be harmed, which may result in the loss of customers, our inability to participate in future customer product opportunities, and reduced revenues and earnings.

We may be unable to establish and to maintain collaborative development and marketing relationships with business partners, which could result in a decline in revenues or slower than anticipated growth rates.

As a part of our business strategy, we have formed, and intend to continue to form, strategic alliances, license agreements and marketing and distribution arrangements with corporate partners relating to the development, commercialization, marketing and distribution of certain of our existing and potential products to increase our revenues and to leverage our product and service offerings. Our success will depend, in part, on our ability to maintain these relationships and to cultivate additional corporate alliances with such companies. In 2005, we entered into a joint development agreement with Gen-Probe. We did not enter into any significant alliances in 2006.

We cannot ensure that our historical collaborative relationships will be commercially successful or yield the desired results, that we will be able to negotiate additional collaborative relationships, that such additional collaborative relationships will be available to us on acceptable terms, or that any such relationships, if established, will be commercially successful. In addition, we cannot ensure that parties with which we have established, or will establish, collaborative relationships will not, either directly or in collaboration with others, pursue alternative technologies or develop alternative products in addition to, or instead of, our products. Such parties may also be acquired by our competitors to terminate our relationship. They may also experience financial or other difficulties that lessen their value to us and to our customers. Our results of operations and opportunities for growth may be adversely affected by our failure to establish and maintain successful collaborative relationships.

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

Our customers constantly attempt to reduce their manufacturing costs and to improve product quality. Technology innovations to which our current and potential customers would have access could reduce or eliminate their need for our membrane or chromatography products. For example, if a new membrane or chromatography technology of one of our competitors is accepted by the pharmaceutical or biotechnology industry as a market standard, sales of our membrane or chromatography products would be negatively impacted. In addition, a disruptive technology that reduces or eliminates the use of our core technologies would negatively impact the sale of our products. As an example, animal–free serum products are generally favored over bovine serum. We may be unable to respond on a timely basis to the changing needs of our customer base and the new technologies we design for our customers may prove to be ineffective. Our failure to develop and to introduce or to enhance products able to compete with such new technologies in a timely manner could have a material adverse effect on our business, results of operations, and financial condition. We may be unable to respond on a timely basis to the changing needs of our customer base and the new technologies we design for our customers may prove to be ineffective.

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

If we do not achieve or maintain the anticipated cost benefits of our global supply chain initiatives, our future profitability may be adversely impacted.

In 2004, we began a coordinated multi-year program to reorganize and to consolidate our worldwide supply chain function, including our manufacturing facilities. One of the purposes of this initiative was to reduce our overall manufacturing costs and improve our gross margin performance over time. A reorganization with this level of complexity and worldwide scope is subject to various execution risks. If we encounter unexpected delays or costs, our gross margin may not improve as we had anticipated. For example, delays in the required preparation and improvements of one of our primary facilities may defer the transfer of production from our facilities targeted for closing, resulting in continued carrying costs for such facilities. These preparations are subject to many factors, including the availability of construction materials and sophisticated production equipment, qualified construction labor and qualified additional production personnel. Even after completion of the program, we may not be able to obtain and maintain the anticipated efficiencies in our manufacturing and supply chain, which would limit our ability to improve or maintain our gross margins.

If our consolidated manufacturing operations were disrupted, we may be unable to supply products to our customers and achieve expected revenues.

We are in the process of executing a coordinated reorganization of our supply chain and manufacturing operations. In an effort to better serve our customers and to attain efficiencies of scale and expertise, we are consolidating the majority of our production facilities into fewer sites. Each of these remaining facilities serves as our primary production facility for specific product lines. This concentration of production, however, exposes us to a greater risk of disruption to our ability to manufacture and supply our products. If operation at any of these facilities were disrupted, we may not be able to deliver products to our customers and achieve expected revenues or earnings. If we were unable to reestablish production in a timely manner, we may lose customers and have difficulty regaining them. It is uncertain whether the safety measures and contingency plans that we have implemented or may implement will successfully address the risks that may arise if production is disrupted. Also, there can be no assurance that the insurance that we maintain to protect against business interruption loss will be adequate or that such insurance will continue to remain available on acceptable terms, if at all. The extent of the coverage of our insurance could limit our ability to mitigate for lost sales and could result in such losses materially and adversely affecting our operating results.

Sales of several of our products are dependent on a small number of customers, the loss of which may harm our business and result in a reduction in revenues and earnings.

No single customer represents more than 10 percent of our annual sales. However, sales of some of our products are dependent on a limited number of customers, who account for a significant portion of such sales.

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

We and our major competitors spend substantial time and resources developing and patenting new and improved products and technologies. Many of our products are based on complex, rapidly developing technologies. Although we try to identify all relevant third party patents and intellectual property rights, these products could be developed by the business without knowledge of published or unpublished patent applications that cover or use some aspect of these technologies. We also license products and technologies developed by other biotechnology companies or academic research laboratories for further resale. We have been and may in the future be sued by third parties alleging that we are infringing their intellectual property rights. These lawsuits are expensive, take significant time and divert management’s focus from other business concerns. If we are found to be infringing the intellectual property of others, we could be required to stop the infringing activity, or we may be required to design around or license the intellectual property in question. If we are unable to obtain a required license on acceptable terms, or are unable to design around any third party patent, we may be unable to sell some of our products and services, which could result in reduced revenue. In addition, if we do not prevail, a court may find damages or award other remedies in favor of the opposing party in any of these suits, which may adversely affect our earnings.

Concern about the transmission of “mad-cow disease” could reduce the demand for our cell culture products that are derived from bovine serum.

The demand for several of our cell culture products could be adversely affected by concerns about the use of bovine material in the process by which they are manufactured. The concern arises from the risk that the agent causing bovine spongiform encephalopathy, or “mad-cow disease,” might be present in the raw materials used in the production process and that the agent might be introduced into a therapeutic substance manufactured by one of our customers. The regulatory authorities of certain countries, including Japan, have refused to approve pharmaceuticals that are manufactured using a product that was derived from bovine serum or that was manufactured by a process that uses bovine material. The regulatory authorities of other countries could adopt similar restrictions.

Our operations must comply with environmental statutes and regulations, and any failure to comply could result in extensive costs which would harm our business.

The manufacture of some of our products involves the use, transportation, storage and disposal of hazardous, radioactive or toxic materials and is subject to various environmental protection and occupational health and safety laws and regulations in the countries in which we operate. This has exposed us in the past, and could expose us in the future, to risks of accidental contamination and events of non-compliance with environmental laws. Any such occurrences could result in regulatory enforcement or personal injury and property damage claims or could lead to a shutdown of some of our operations, which could have an adverse effect on our business and results of operations. We currently incur costs to comply with environmental laws and regulations and these costs may become more significant.

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

As part of our efforts to consolidate our manufacturing operations, we have increased the outsourcing of certain manufacturing operations. For example, in 2006 we migrated most of our standard bioprocess systems production to a company in India in which we have a minority equity interest. In addition, we often source products resulting from collaborative development relationships from such development partners. Our increased dependence on third party contract manufacturers exposes us to increased risks associated with delivery schedules, manufacturing capability, quality control, quality assurance and costs. If any of our third party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations or becomes insolvent, then product shipments to our customers could be delayed, which would decrease our revenues and harm our competitive position and reputation.

Because we compete directly with one of our key suppliers and one of our significant distributors, our results of operations could be adversely affected if either of these parties discontinues or materially changes the terms of the agreement.

We currently source a key raw material from a significant competitor in the market into which we sell the resulting products. Although we purchase these materials under a supply agreement which provides for some supply protections, our business could be adversely affected if this supplier discontinues selling the raw materials to us and if we have not established an alternate source of supply. In addition, one of our competitors also serves as a significant distributor. If this distributor discontinued selling our products or materially changed the terms, our sales and earnings could be adversely affected in the short term.

Violation of government regulations or voluntary quality programs could result in loss of sales and customers and additional expense to attain compliance.

Several of our facilities are subject to extensive regulation by the FDA and similar governmental bodies in other countries. These facilities are subject to periodic inspection by the FDA and other similar governmental bodies to ensure their compliance with applicable laws and regulations. New facilities, products and operating procedures also may require approval by the FDA and/or similar governmental bodies in other countries. Failure to comply with these laws and regulations could lead to sanctions by the governmental bodies, such as written observations of deficiencies made following inspections, warning letters, product recalls, fines, product seizures and consent decrees, which would be made available to the public. Such actions and publicity could affect our ability to sell products and to provide our services.

Several of our operations are also subject to U.S. Department of Agriculture regulations and various foreign regulations for the sourcing, manufacturing and distribution of animal based proteins, all of which now apply to us as a result of the acquisition. Our failure to comply with these requirements could negatively impact our business and potentially cause the loss of customers and sales. ISO 9001:2000 quality standards are an internationally recognized set of voluntary quality standards that require compliance with a variety of quality requirements somewhat similar to the requirements of the FDA’s Quality System Regulations, which were formerly known as Good Manufacturing Practices or GMP. Some of our facilities are registered under the ISO standards. Failure to comply with this voluntary standard can lead to observations of non-compliance or even suspension of ISO certification by the certifying unit. Loss of ISO certification could cause some customers to purchase products from other suppliers.

If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected.

We rely on one centralized information system throughout our company to keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers and suppliers, it could result in the loss of sales and customers, which could adversely affect our business.

We are subject to economic, governmental, political, legal and other risks associated with our significant international sales and operations, which could adversely affect our business.

We conduct operations throughout the world through a variety of subsidiaries and distributors. Sales outside the United States were approximately 61 percent and 64 percent of total sales in 2006 and 2005, respectively. A significant portion of our revenues, approximately 39 percent and 16 percent in 2006, is generated in Europe and Asia, respectively. We anticipate that revenue from international operations will continue to represent a significant portion of our revenues. In addition, two of our primary manufacturing facilities, Molsheim, France and Cork, Ireland, and many of our employees and suppliers, are located outside the United States. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including:

•	changes in the political or economic conditions in a country or region, particularly in developing or emerging markets;

•	trade protection measures and import or export licensing requirements;

•	our failure or the failure of our commercial partners to comply with U.S. laws applicable to foreign operations or with applicable local laws;

•	differing tax laws and changes in those laws;

•	difficulty in staffing and managing widespread operations; and

•	differing regulatory requirements and changes in those requirements.

Foreign exchange fluctuations may adversely affect our reported earnings, the value of our assets and the cash outflow for our debt repayment.

We prepare our consolidated financial statements in U.S. dollars, but a significant portion of our earnings and expenditures are in other currencies. In 2006, we derived about 61 percent of our revenues from customers outside the United States. Our sales made in countries other than the United States are typically made in the local currencies of those countries. As a result, fluctuations in exchange rates have caused and will continue to cause foreign currency transaction gains and losses. Fluctuations in exchange rates between the U.S. dollar and other currencies may also affect the book value of our assets outside the United States. In addition, as of December 31, 2006, several of our European subsidiaries had €320 million of indebtedness outstanding under our revolving credit facility denominated in Euros. We intend to repay in Euros from our European profits denominated in

Euros. There can be no assurance that such cash flow from our European operations will be sufficient to repay such debt, in which case we may need to repay from profits denominated in U.S. dollars. In such an event, a significant appreciation of the Euro with respect to the U.S. dollar could expose us to additional foreign currency risk. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effects of exchange rate fluctuations on future operating results. We seek to minimize our currency exposure by coordinating our worldwide supply sourcing, actively managing cross-border currency flows, and engaging in foreign exchange hedging transactions. Despite these steps, there can be no assurance that our foreign currency management strategy will adequately protect our operating results from the effects of future exchange rate fluctuations.

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

A portion of our bioscience sales have been to researchers, universities, government laboratories and private foundations whose funding may be dependent in part upon grants from government agencies such as the U.S. National Institutes of Health (“NIH”) and similar domestic and international agencies. NIH funds are subject to reallocation, reduction or discontinuation, which could impact research projects using our products. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our revenues may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government or industrial budget proposals. If researchers were not able to obtain, for any extended period, government funding necessary to purchase our products or if there is a decrease in overall research funding, it could reduce our bioscience sales and damage our business.

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

A revenue shortfall could arise from any number of factors, some of which we cannot control. For example, factors that may cause our results to vary by period include:

•	the volume and timing of orders from customers for our products and services;

•	the level and timing of our customers’ research and commercialization efforts;

•	changes in the mix of our products and services;

•	the number, timing and significance of new products and services introduced by our customers;

•	our ability to develop, market and introduce new and enhanced products and services on a timely basis;

•	changes in the cost, quality and availability of materials and components required to manufacture or use our products;

•	the timing and costs of any acquisitions of businesses or technologies;

•	the introduction of new products by us or our competitors;

•	exchange rate fluctuations; and

•	general economic conditions.

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

As of December 31, 2006, we had approximately $2,028.4 million of long-lived and intangible assets. We continue to invest in the construction and upgrading of our manufacturing and research facilities which may have the effect of increasing the recorded value of our long-lived assets. If we are successful in acquiring additional complementary businesses and technologies, a substantial portion of the value of these may be recorded as goodwill, an intangible asset. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, failure to achieve the benefits of capacity increases and utilization, significant litigation arising out of an acquisition or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. The potential recognition of impairment in the carrying value, if any, could have a material and adverse affect on our results of operations.

We may require substantial additional capital to pursue strategic acquisitions or alliances, which capital we may not be able to obtain on commercially reasonable terms, if at all.

We anticipate that our currently planned capital requirements will be satisfied by the future operating cash flow, current cash balances, borrowings under our revolver, or other existing financing sources. To the extent that we desire to pursue a strategic acquisition or alliance requiring substantial cash expenditures for which our existing resources and credit facilities are insufficient, we may need to raise funds through public or private debt or equity financings. There is no assurance that such additional funds will be available or, if available, that we can obtain such funds on terms acceptable to us.

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

Item 1B.	Unresolve d Staff Comments.

Not applicable

Item 2.	Properties.

Our headquarters are located in leased facilities in Billerica, Massachusetts. We own or lease various other facilities worldwide for manufacturing, distribution, warehousing, research and development, sales and demonstration, service, and administration. The following is a list of our principal and other materially important facilities. We use substantially all of the space in these facilities and we believe these facilities are maintained in good working order and suitable for their present uses.

Location	Facility Use	Owned or Leased	Approximate Floor Space Sq. Ft. (000s)
Bedford, MA	Manufacturing, research, warehouse and office	Owned	341
Molsheim, France	Manufacturing, research, warehouse and office	Owned	321
Jaffrey, NH	Manufacturing, warehouse and office	Owned	255
Cork, Ireland	Manufacturing, warehouse and office	Owned	178
Burlington, MA	Warehouse and distribution	Leased	130
Billerica, MA	Research and office	Both	127
Temecula, CA	Manufacturing, research, warehouse and office	Owned	111
Danvers, MA	Manufacturing, research and office	Owned	108
Billerica, MA	Office (headquarters)	Leased	104
Kankakee, IL	Manufacturing, research, warehouse and office	Both	83
St. Charles, MO	Manufacturing, research, warehouse and office	Owned	81
Livingston, Scotland	Manufacturing, research, warehouse and office	Both	60
Consett, England	Manufacturing, research, warehouse and office	Leased	36

None of our owned facilities are subject to any material encumbrances, except for a finance lease on a portion of the Molsheim, France property.

As part of a coordinated program to optimize our global manufacturing operations, in 2006 we sold our Cidra, Puerto Rico facility. We are currently leasing from the new owner the capacity we believe we need to maintain our operations at this facility until early in 2008, when we intend to cease operations at this facility.

Item 3.	Legal Proceedings.

We are not currently a party to any material legal proceeding.

Item 4.	Submission of Matters to a Vote of Security Holders.

This item is not applicable.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Millipore’s Common Stock, $1.00 par value, is listed on the New York Stock Exchange and is traded under the symbol “MIL”. The following table sets forth, for the indicated fiscal periods, (i) the high and low sales prices of Millipore’s Common Stock (as reported on the New York Stock Exchange Composite Tape). On February 21, 2007, there were approximately 29,661 registered and beneficial shareholders of record.

	Range of Stock Prices
	2006		2005
	High	Low	High	Low
First Quarter	$74.52	$63.84	$49.12	$42.84
Second Quarter	$76.95	$60.53	$56.84	$42.60
Third Quarter	$67.36	$59.58	$65.05	$57.65
Fourth Quarter	$70.16	$60.51	$67.40	$59.90

We did not declare any cash dividends during 2006 or 2005. We do not currently have plans to make future cash dividend declarations or payments.

Item 6.	Selected F inancial Data.

The following selected consolidated financial data are derived from our Consolidated Financial Statements and notes thereto and should be read in connection with and are qualified in their entirety by our Consolidated Financial Statements and notes thereto and other financial information included elsewhere in this Form 10-K report. Our results from discontinued operations reflect the financial results of Mykrolis Corporation (“Mykrolis”) through February 27, 2002, the date on which we distributed our ownership of Mykrolis common stock to our shareholders.

MILLIPORE CORPORATION

FIVE YEAR SUMMARY OF OPERATIONS

	2006(1)		2005		2004	2003		2002
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$1,255,371		$991,031		$883,263	$799,622		$704,251
Cost of sales	625,608		472,023		412,129	369,174		308,146

Gross profit	629,763		519,008		471,134	430,448		396,105
Selling, general and administrative expenses	398,842		309,029		270,796	246,819		219,058
Research and development expenses	86,617		66,052		62,485	58,385		52,353
Restructuring and other	—		3,149	(2)	—	(1,400	)(4)	1,124	(6)

Operating profit	144,304		140,778		137,853	126,644		123,570
Loss on investments	—		—		—	—		(2,344	)(7)
Interest income	21,415		3,466		2,073	2,035		1,347
Interest expense	(45,336)		(6,711)		(9,447)	(16,505)		(18,981)

Income before income taxes and minority interest	120,383		137,533		130,479	112,174		103,592
Provision for income taxes	21,462		57,365	(3)	24,923	11,378	(5)	22,791
Minority interest	1,937		—		—	—		—

Income from continuing operations	96,984		80,168		105,556	100,796		80,801

Income on disposal of discontinued operations, net of taxes	—		—		—	—		2,900

Net income	$96,984		$80,168		$105,556	$100,796		$83,701

Basic earnings per share:
Continuing operations	$1.82		$1.57		$2.13	$2.08		$1.68
Discontinued operations	—		—		—	—		0.06

Basic earnings per share	$1.82		$1.57		$2.13	$2.08		$1.74

Diluted earnings per share:
Continuing operations	$1.79		$1.55		$2.10	$2.06		$1.67
Discontinued operations	—		—		—	—		0.06

Diluted earnings per share	$1.79		$1.55		$2.10	$2.06		$1.73

Weighted average shares outstanding:
Basic	53,160		50,953		49,469	48,574		48,170
Diluted	54,245		51,659		50,201	49,046		48,448

Balance Sheet Data (at end of year):
Working capital	$307,525		$824,502		$377,846	$316,070		$255,282
Total assets	2,771,491		1,646,665		1,013,819	960,298		810,151
Long-term debt	1,316,256	(8)	552,285		147,000	216,000		334,000
Total shareholders’ equity	948,411		791,563		638,850	464,681		299,707

(1)	Our 2006 statement of operations and balance sheet data includes the effect of our acquisition of Serologicals. The results of Serologicals’ operations have been included in our consolidated statement of operations since the date of the acquisition.
(2)	In the third quarter of 2005, we expensed purchased in-process research and development related to the acquisition of NovAseptic because these costs had no alternative future uses and had not reached technological feasibility.

(3)	Provision for income taxes for 2005 included $30,634 of tax obligations related to the repatriation of foreign earnings and $3,177 related to the release of tax valuation allowance.
(4)	Amount represents the reversal of accruals initially related to restructuring charges taken in connection with our 2001 restructuring program which included reducing, consolidating and outsourcing certain manufacturing operations, centralizing European shared services (including order processing, cash collections and cash application processes) and streamlining certain corporate shared services and divisional overhead functions.
(5)	Provision for income taxes for 2003 included a tax valuation allowance release of $21,971 related to certain foreign tax credits and a $10,000 additional tax provision related to exposures previously mitigated by the reserved foreign tax credits.
(6)	In 2002, we settled a lawsuit that resulted in a payment of $1,124 in damages and license fees.
(7)	In 2002, we recognized $2,344 of losses attributable to investments, of which $2,200 was associated with PurePulse Technologies, Inc. (“PurePulse”), from which we had acquired rights to sell virus inactivation products. PurePulse suspended operations in 2002 and we recorded an impairment charge for the full amount of the investment.
(8)	In 2006, we issued $565,000 of 3.75 percent convertible notes and €250,000, or $330,033, of 5.875 percent senior notes to fund the acquisition of Serologicals.

Note: Certain reclassifications have been made to previously reported financial data to conform to the 2006 presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Millipore Corporation. MD&A is provided as a supplement to, and should be read in conjunction with our financial statements and the accompanying notes to the financial statements.

Business Overview

Millipore is a global life science company that provides technologies, tools and services facilitating the discovery, development and production of new therapeutic drugs, vaccines and detection tools, together with other applications. We serve the worldwide biotechnology, pharmaceutical and life science research industries by improving productivity and efficiency. We primarily sell consumable products. Our products and services are based on a variety of enabling technologies, including filtration, chromatography, cell culture supplements, antibodies and cell lines. In life science research, our Bioscience division offers products and services for drug discovery, gene and protein research, research in the fields of molecular biology, cell biology and immunodetection, and general laboratory applications. For the biotechnology and pharmaceutical industries, our Bioprocess division offers products and services for process development, scale-up, production and quality assurance of therapeutics. Our intimate knowledge of our customers’ research and manufacturing process needs ensures that our products and services are designed, recommended, used and supported to maximize the benefit to our customers.

On July 14, 2006, we completed the acquisition of Serologicals Corporation (“Serologicals”) for approximately $1.5 billion including the assumption of debt. We expect the acquisition of Serologicals to significantly strengthen the market position of our Bioscience division by increasing its product portfolio into fast growing markets such as drug discovery products and services, nuclear function and stem cell research products. The acquisition is also expected to facilitate our entrance into the upstream bioprocessing market by gaining a cell culture supplements offering for our Bioprocess division. We expect to increase sales of Serologicals’ products in international markets such as Europe, Asia and Japan, where we have a significant sales and marketing presence. In connection with this acquisition, we issued 3.75 percent convertible senior notes amounting to $565.0 million, 5.875 percent senior notes amounting to €250.0 million (approximately $330.0 million), and amended our existing revolving credit facility.

On April 27, 2006, we acquired Newport Bio Systems, Inc. (“Newport”) for $8.6 million including the assumption of debt. Newport was a provider of process containers, tubing manifolds, and assembly systems for collecting, storing, and transferring process fluids used in biopharmaceutical production. The addition of Newport’s single-use process containers, which include bags and liners, to our Mobius™ disposable solutions provides us with the industry’s broadest range of disposable products. By manufacturing all of the components of an integrated disposable solution, we will eliminate the need for our customers to validate multiple products from multiple suppliers. This acquisition reflects our strategic focus on increasing our presence in the disposable manufacturing market and builds on our 2005 acquisition of NovAseptic A.B. (“NovAseptic”).

We compete in two related markets, life sciences research and biopharmaceutical manufacturing. Our Bioscience division serves the life sciences research market, principally composed of companies and institutions conducting basic research, drug discovery and other analytical laboratory work. Our Bioprocess division serves the biopharmaceutical manufacturing market, principally composed of biotechnology and pharmaceutical companies that develop, manufacture and sell products for the diagnosis, prevention and treatment of diseases.

In response to accelerating demand for healthcare improvement and disease prevention, new therapeutic products, vaccines, diagnostics and related products continues to grow. New therapeutic products and vaccines, particularly biologics based on recombinant proteins, are being developed, approved and produced in growing numbers.

We leverage our brand, global infrastructure, proprietary technologies, highly qualified sales force, manufacturing operations and shared service centers to support our worldwide operations. We sell thousands of products and we are continually developing and acquiring new proprietary products and technologies to advance our business. With the addition of the Serologicals product portfolio, we believe we now offer a more balanced product mix with strong growth and profitability characteristics.

Because of the differing applications required by each of our target markets, we believe our approach to these markets benefits from more specialized and focused attention. Accordingly, we have aligned our business to better address each of these markets.

Business Drivers

The market drivers of our Bioscience division include global expansion of laboratories and the corresponding products used by scientists in these laboratories to conduct drug development and protein research. We expect strong international growth in research markets to continue, particularly in Asia.

Continued pressures on global pharmaceutical and biotechnology companies to improve research and development productivity and to identify new drug candidates has led to increasing demand for our products that increase laboratory productivity. Products that are already developed, validated and optimized with each other save time and increase efficiency for the researcher, particularly when combined in kits. Our acquisition of Serologicals added many new products, greatly extending the reach of our consumables, reagents and other products into the most popular laboratory protocols. We believe customers are willing to pay a premium for innovation, expertise and streamlined purchase and service benefits.

The life science research market is also being driven by an increasing focus on virus research due to public health concerns and research precipitated by bioterrorism defense efforts. The growth in clinical tests worldwide due to an aging population and improvements in clinical diagnostics technology is increasing the demand for consumable products used in these tests.

The market drivers of our Bioprocess division include increasing demand and production volumes of marketed therapeutics and an accelerating number of approvals for new biologics. In particular, a higher number of approvals for monoclonal antibodies, recombinant vaccines and other recombinant protein-based therapeutics are driving the market. Monoclonal antibodies, which are separation-intensive, complex to produce, and require significant use of our Bioprocess solutions, are being approved at faster rates and are being produced in larger volumes due to increasing demand and their ability to treat intractable diseases. The growth in biologics is creating an increase in demand for our consumable products that enable the production of therapeutic drugs. We provide a number of technologies that can be used in small-scale production of a drug and reliably scale up to commercial size manufacturing volumes. Our recent acquisition of the cell culture business of Serologicals established our presence in our customers’ upstream process. We are now strategically positioned to gain greater customer access, to increase our applications knowledge, and to identify new technologies and customer needs for downstream operations earlier, enabling us to optimize our customers’ productivity. As a result, we expect our revenues related to a specific drug will increase over the various stages of the drug approval process; in particular, as the drug moves into later stage clinical trials and ultimately into commercial production.

The quarterly revenues in our Bioprocess division can vary significantly, particularly due to fluctuations associated with our business related to biologics. Additionally, new initiatives by biotechnology and pharmaceutical companies to improve their manufacturing productivity have also increased the demand for our products and services. In the United States, the Food and Drug Administration’s Process Analytical Technologies Initiative is affecting how our customers measure and characterize their production processes, which is creating demand for faster and more frequent testing utilizing our products.

Strategy

In June 2005, we announced a new strategy designed to capitalize on our strong brand and market position and to support our plans for growth over the next five years. As part of this new strategy, we are seeking to expand our products and services, build new technological capabilities and leverage acquisitions and collaborations. In order to meet these objectives, we established the following strategic priorities: continue to strengthen our leadership position with our biopharmaceutical manufacturing customers; become a strategic supplier to bioscience research markets; lead our industry in product quality and manufacturing effectiveness; and bring new talent into the organization. During 2005, we began to execute against this strategy, acquiring two companies, NovAseptic and MicroSafe B.V. (“MicroSafe”), and forming a collaboration with Gen-Probe Incorporated for next generation process monitoring tools. During 2006 we acquired Newport and Serologicals. We continue to execute a number of initiatives to improve further our profitability including significant reductions in the number of our worldwide manufacturing facilities, aggressive improvements to our procurement and manufacturing processes, market and customer segmentation, and enhancements of sales productivity.

2006 Highlights

Our consolidated revenues were derived from the Bioprocess and Bioscience divisions as follows:

	Year ended December 31,
	2006	2005	2004
Bioprocess	60%	61%	59%
Bioscience	40%	39%	41%

Total	100%	100%	100%

Our strategy includes maintaining balance across our divisions in order to eliminate the negative impact of any one division or economy. This balance is achieved through the revenue split above and the geographic dispersion of revenue from our divisions. The composition of our geographic revenues is as follows:

	Year ended December 31,
	2006	2005	2004
Americas	45%	43%	42%
Europe	39%	40%	40%
Asia/Pacific	16%	17%	18%

Total	100%	100%	100%

As part of our growth strategy, we invest in businesses in certain countries such as Brazil, China, India, and in Eastern Europe that carry high levels of currency, political, and/or economic risk. At December 31, 2006, our investment in none of these countries exceeded 1.0 percent of shareholders’ equity.

The strength of our divisions, value of our divisional and geographic balance, and execution of our strategy manifested itself in the 2006 operating results. Both of our divisions experienced solid organic growth in 2006.

	Bioprocess			Bioscience			Consolidated
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Reported growth	25%	16%	10%	30%	7%	11%	27%	12%	10%
Less: Foreign currency translation	0%	0%	5%	0%	0%	5%	0%	0%	5%
Acquisitions	17%	4%	0%	20%	0%	0%	18%	2%	0%

Organic growth	8%	12%	5%	10%	7%	6%	9%	10%	5%

The strong life sciences research market generated better than expected business volume in our Bioscience division. This was primarily attributable to the strength of the laboratory water business, new products, expansion in international growth markets, and tactical marketing and sales enhancements in accordance with our strategy. The Bioprocess division also generated solid sales growth as a result of higher volume as compared to an exceptionally strong year in 2005. The primary driver of the 2006 sales growth was demand from our biopharmaceutical customers for our core filtration and chromatography products.

In addition to revenue growth, an improvement in consolidated operating profit also contributed to the strong growth in earnings per share. Operating profit increased as a result of lower costs realized in connection with our ongoing focus factory initiative, a business mix favoring the Bioscience division’s higher margin laboratory water products, selling, general and administrative expense control, and accretive business acquisitions. These operating profit improvements were significantly offset by costs and expenses associated with the focus factory initiative, business acquisitions and integration, stock compensation associated with a new accounting standard, and the curtailment of our U.S. pension plan.

In addition to organic revenue growth, our strategy also contemplates business acquisitions. We invested $1.5 billion and $0.1 billion, including debt assumed, in the acquisition of businesses in 2006 and 2005, respectively. Acquisitions in 2006 included Serologicals, which amounted to $1,475 million, and Newport, which amounted to $8.6 million. The 2005 acquisitions included NovAseptic and MicroSafe, which amounted to $105 million.

Results of Operations

Revenues

Net sales and percent sales growth by division, as compared with the prior years, is summarized in the table below:

Net sales by division ($ in millions):	Year ended December 31,			Percent sales growth
	2006	2005	2004	2006	2005
Bioprocess	$749.8	$601.4	$519.9	25%	16%
Bioscience	505.6	389.6	363.4	30%	7%

Total	$1,255.4	$991.0	$883.3	27%	12%

Net sales and percent sales growth by geography, as compared with the prior years, is summarized in the table below:

Net sales by geography ($ in millions):	Year ended December 31,			Percent sales growth
	2006	2005	2004	2006	2005
Americas	$564.8	$419.6	$367.3	35%	14%
Europe	491.0	399.6	353.6	23%	13%
Asia/Pacific	199.6	171.8	162.4	16%	6%

Total	$1,255.4	$991.0	$883.3	27%	12%

The consolidated revenue increase of 27 percent in 2006 to $1,255.4 million reflects organic growth of 9 percent and revenues from acquisitions of 18 percent. The Bioprocess division experienced 8 percent organic growth and the Bioscience divsion experienced 10 percent organic growth.

Bioprocess Division

Bioprocess revenue of $749.8 million for 2006 increased $148.4 million, or 24.7 percent, as compared to 2005. Revenue growth was primarily attributable to business acquisitions and higher sales volume as a result of the strong demand for our differentiated products. Changes in foreign currency rates and product pricing had insignificant effects on the year- over-year comparisons. Revenue contributed by acquired businesses in 2006 represented approximately $100.1 million, or 67.5 percent, of the year-over-year revenue increase. Excluding business acquisitions, Bioprocess division revenue increased $48.2 million, or 8.0 percent. Organic revenue growth was primarily attributable to strong demand for our core filtration and chromatography media products in the biotechnology market as a result of continued increase in biopharmaceutical production, particularly for monoclonal antibodies. Our customers are making investments to increase manufacturing capacity for biopharmaceutical drugs and expanding biotechnology product offerings through acquisitions and internal development. We believe this is a positive long-term trend for us and we expect to sustain revenue growth for our core products. Organic revenue growth was also positively affected by increased sales of our NovaSeptum products, which are used by biotechnology customers for disposable sampling. We acquired this product line early in the third quarter of 2005. This increased revenue level is an example of the effectiveness of our sales force at integrating acquired products into our existing distribution network.

From a geographic perspective and excluding the effects of acquired businesses, revenues in the Americas, Europe and Asia/Pacific increased $22.1 million, $19.2 million, and $7.0 million, respectively. The Americas and European increases were primarily driven by sales of our core process filtration and chromatography media products. The majority of the remaining sales increase occurred in international growth markets, particularly in China and India. These increases were the result of our direct investment in sales and marketing and infrastructure for these markets. Weaker market conditions for our products in Japan somewhat offset the Asia/Pacific market revenue growth.

During 2005, Bioprocess sales increased 15.7 percent as compared with 2004. Excluding the effects of business acquisitions, the division’s revenue growth rate was 12.5 percent. The division experienced strong demand for chromatography media and other consumable filtration devices by customers for use in the production of monoclonal antibody and recombinant protein therapeutics as well as for vaccines.

Bioscience Division

Bioscience revenue of $505.6 million for 2006 increased $116.0 million, or 29.8 percent, as compared to 2005. Changes in foreign currency rates and product pricing had insignificant effects on the year-over-year comparisons. The Serologicals acquisition in 2006 represented approximately $78.1 million, or 67.4 percent, of the year-over-year revenue increase. Excluding the Serologicals acquisition, Bioscience division revenue increased $37.9 million, or 9.7 percent. Organic revenue growth was primarily attributable to higher demand for our laboratory water and life science filtration products, higher sales in growing international markets, and the impact of new products launched late in 2005. This growth was driven by increased levels of life science research and development now occurring in both universities and pharmaceutical companies, particularly in North America. The international market growth was also the result of higher sales of laboratory water products. Our customers are building and expanding their research laboratories in these markets and one of the first investments they make are in systems to produce purified water. Our successful implementation of initiatives designed to align sales and product management goals, to prioritize key customer relationships, and to launch targeted sales and marketing campaigns has positioned us well with these research customers, allowing us to serve them early in the drug development process.

From a geographic perspective and excluding the effects of Serologicals, revenues in the Americas, Europe and Asia/Pacific increased $13.3 million, $14.0 million, and $10.6 million, respectively. These increases were primarily driven by sales of our laboratory water and life science products, and in the case of China and India, our sales and marketing and infrastructure investments in these growth markets.

During 2005, Bioscience sales grew 7.2 percent as compared with 2004. Excluding the effects of changes in foreign currency translation rates, Bioscience revenue increased $44.9 million or 6.9 percent. Strong demand for consumable products used in laboratory water purification, drug discovery and other general filtration applications was partially offset by declining sales of products used in OEM devices and genomics applications by life science laboratories. In addition, services provided to customers for water purification equipment grew as the installed base of equipment continued to grow.

Gross Profit Margin

($ in millions):	Year ended December 31,
	2006	2005	2004
Gross profit	$629.8	$519.0	$471.1
Percentage of sales	50.2%	52.4%	53.3%

Gross profit increases in 2006 resulted from lower costs realized in connection with our ongoing focused factory initiative and a business mix favoring our high margin Bioscience division laboratory water products. However, the gross profit margin declined 220 basis points as these increases were more than offset primarily by the amortization of the purchase accounting adjustments to record inventories acquired from Serologicals at fair market value of $24.9 million, or 200 basis points; amortization of intangible assets acquired of $4.6 million, or 40 basis points; and acquisition integration costs of $4.5 million, or 40 basis points. We expect to incur the remainder of the inventory amortization adjustment amount of approximately $11.1 million in the first half of 2007 as we sell the acquired Serologicals inventory. Costs associated with our focus factory initiative (primarily employee separation costs, facility closure costs and accelerated depreciation) also lowered our gross margins both this year and last year. These costs amounted to $23.2 million in 2006 compared with $12.5 million in 2005. We will continue with our focus factory initiative in 2007 and plan to move manufacturing operations of two additional locations. We expect the costs of this activity to be less than costs incurred in 2006. Stock-based compensation charges associated with the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) also had an unfavorable effect on the year-over-year comparisons. SFAS No. 123(R) costs lowered gross profits by $1.8 million in 2006.

Gross profit as a percentage of sales was 52.4 percent in 2005 and 53.3 percent in 2004. The decrease in our gross margin in 2005 as compared to 2004 was primarily attributable to $12.5 million costs recorded in connection with our focus factory initiatives, which included $6.8 million for severance, $2.4 million for accelerated depreciation and $3.3 million for inventory write-downs. In addition, our 2005 gross profit margin was negatively impacted by the sale of products acquired in connection with the NovAseptic acquisition as the value of the acquired inventories were written up to fair value under the purchase accounting rules. These were offset by improvements in production costs as a result of improved execution in our global supply chain as well as higher overall production volume in 2005. Movements in currency exchange rates did not have a significant impact on our gross margin in 2005.

Selling, General and Administrative Expenses

($ in millions):	Year ended December 31,
	2006	2005	2004
Selling, general and administrative expenses	$398.8	$309.0	$270.8
Percentage of sales	31.8%	31.2%	30.7%

Selling, general and administrative (“SG&A”) expenses increased $89.8 million, or 29.1 percent, in 2006 as compared to 2005. The primary drivers of the higher SG&A expenses were the inclusion of Serologicals’ expenses amounting to $30.3 million, Serologicals integration costs, significantly higher amortization of intangible assets, and SFAS No. 123(R) costs. Serologicals integration costs were $9.7 million in 2006 and were primarily attributable to professional advisor fees, employee separations, and incremental travel. Amortization expense related to acquisitions increased $7.0 million in 2006 as compared to 2005. We anticipate amortization of intangible assets to be approximately $48.8 million in 2007. SG&A also increased $2.1 million in 2006 for estimated costs related to an existing environmental liability and $8.7 million attributable to the curtailment of our retirement plan, neither of which we expect to recur. Employee stock-based compensation expenses contributed $8.8 million to the year over year increase, as a result of adopting SFAS No. 123(R). Additional drivers for higher SG&A expenses were increased investments in international growth markets and increased headcount in both Bioprocess and Bioscience divisions to support our sales and marketing initiatives in 2006.

SG&A expenses increased $38.2 million or 14.1 percent in 2005 as compared to 2004. Included in our 2005 SG&A expenses were $11.6 million executive transition costs and $3.2 million severance related to our divisional consolidation as compared to $4.4 million in CEO transition costs recorded in 2004. The executive transition costs included costs associated with the CEO transition and other executive termination agreements. Higher SG&A expenses in 2005 also included $11.3 million higher incentive compensation and salaries as a result of improved operating results and increases in our overall employee headcount. In addition, we incurred higher professional fees in 2005 as a result of various corporate initiatives, including repatriation of foreign earnings, development of corporate strategy, recruiting costs, sales training, and demolition costs for our Bedford campus. Operating expenses from our NovAseptic and MicroSafe acquisitions also accounted for $7.5 million of the increase in our SG&A expenses. The demolition costs for our Bedford campus were for site preparation for our new research and development facility which was completed in 2006.

Research and Development Expenses

($ in millions):	Year ended December 31,
	2006	2005	2004
Research and development	$86.6	$66.0	$62.5
Percentage of sales	6.9%	6.7%	7.1%

Research and development (“R&D”) expenses increased $20.6 million, or 31.1 percent, in 2006 as compared to 2005. Higher R&D expenses in 2006 were primarily attributable to the inclusion of Serologicals expenses amounting to $9.8 million and related integration costs of $1.8 million. Employee stock-based compensation expense accounted for $1.6 million of the year-over-year increase, which was the result of adopting SFAS No. 123(R) as of January 1, 2006.

R&D expenses increased $3.6 million, or 5.7 percent, in 2005 compared to 2004. Included in 2005 R&D expenses were a $0.4 million increase in incentive compensation and salaries, $0.8 million expenses from our new acquisitions, and $0.5 million severance related to the consolidation of our Laboratory Water and Life Science operating segments.

Purchased In-process Research and Development

In 2005, we wrote off $3.1 million of purchased in-process R&D costs in connection with our NovAseptic acquisition. This represented the fair value of two R&D projects that were still in development stage prior to reaching technological feasibility and were deemed to have no alternative future use. These projects, which were approximately 50 percent complete at the date of acquisition, were expected to be completed in 2006 with an estimated additional spending of approximately $0.7 million, primarily related to labor costs. The estimated fair value of these projects was determined based on the use of a discounted cash flow model. For each project, the estimated after-tax cash flows were discounted to the present value using a discount rate of 18.0 percent.

Interest Income/Expense

Interest income increased $17.9 million in 2006 as compared to 2005. We earned interest income this year as a result of investing the proceeds of borrowings under our revolver in December 2005 and under our 3.75 percent convertible senior notes and the 5.875 percent senior notes issued in June 2006 in connection with the acquisition of Serologicals.

($ in millions):	Year ended December 31,
	2006	2005	2004
Interest expense	$45.3	$6.7	$9.4
Average interest rate during the year	4.3%	5.8%	4.8%

Interest expense increased $38.6 million in 2006 as compared 2005. The increases were primarily attributable to a full year of borrowings under our revolving credit facility as well as borrowings under the 3.75 percent convertible senior notes and the 5.875 percent senior notes issued in June 2006 in connection with the Serologicals acquisition. The Serologicals acquisition in July 2006 was financed with the borrowings under these debt instruments. Initial revolver borrowings occurred in December 2005 in connection with the repatriation of earnings under the American Jobs Creation Act. Commitment fees of $1.3 million associated with a bridge loan commitment we secured in connection with the Serologicals acquisition also contributed to the interest expense increase in 2006 versus the prior year.

Interest expense decreased $2.7 million in 2005 as compared with 2004 which was the result of a decreased amount of average debt outstanding as well as increased cash balances due to strong operating cash flows. During the first half of 2005, we repaid $47.0 million of borrowings under our prior revolving credit facility. In December 2005, we borrowed $452.3 million under a new revolving credit facility in connection with the repatriation of foreign earnings under the American Jobs Creation Act. The incremental interest expense from this borrowing was negligible because we borrowed the funds at the end of 2005 and invested the cash received in various short-term commercial paper and other marketable securities.

Provision for Income Taxes

	Year ended December 31,
	2006	2005	2004
Effective income tax rate	17.8%	41.7%	19.1%

The effective income tax rates for 2006, 2005 and 2004 reflected the tax benefit associated with lower tax rates on international earnings, which we intend to indefinitely reinvest outside of the United States.

The significant decrease in the 2006 effective tax rate as compared to 2005 was attributable to our 2005 repatriation of foreign earnings in accordance with the American Jobs Creation Act of 2004. The 2006 income tax provision was $30.6 lower, and the effective increase tax rate was 22.2 percentage points lower, than 2005 as a result of the repatriation. The 2006 effective tax rate was also lowered by significant Serologicals integration costs incurred in the United States in the second half of the year and costs surrounding the transfer of production activities from Puerto Rico, both of which caused a shift of pre-tax income to lower tax rate jurisdictions as compared to 2005. In 2007, we are projecting a higher tax rate due to forecasted levels of taxable income in higher tax rate jurisdictions as compared to our 2006 profit mix.

In the normal course of business, we are examined by various tax authorities, including the Internal Revenue Service (“IRS”). In 2006, the IRS completed the examination phase of 2002 and 2003 and commenced examination of 2004 and 2005. Although the outcome of these examinations cannot be determined, we believe adequate reserve has been provided for any potential unfavorable financial statement impact. Any reduction of these contingent liabilities or additional assessment would increase or decrease net income, respectively, in the period such determination is made.

The higher tax rate in 2005 as compared to 2004 was primarily a result of of the tax obligations related to the repatriation of foreign earnings noted above, partially offset by the release of $3.2 million of tax valuation allowance. The remainder of the increase in our effective tax rate was the result of geographic distribution of our profits.

Capital Resources and Liquidity

The following table shows information about our capitalization as of the dates indicated:

Total capitalization ($ in millions, except ratio amounts)	December 31, 2006	December 31, 2005
Cash and cash equivalents	$77	$537
Total debt	1,416	552
Net debt (total debt less cash and cash equivalents)	1,339	15
Total capitalization (debt plus equity)	2,365	1,344
Net capitalization (debt plus equity less cash and cash equivalents)	2,288	807
Debt to total capitalization	59.9%	41.1%
Net debt to total capitalization	56.6%	1.1%

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

In June 2006, we issued $0.9 billion of long-term debt, the proceeds of which, together with borrowings under our revolver, were used to support the funding of the Serologicals acquisition.

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt to capitalization levels as well as our current credit standing. The issuance of $0.9 billion in long-term debt in 2006 increased our level of debt to total capitalization to 59.9 percent from 41.1 percent. Our credit ratings are reviewed regularly by major debt rating agencies such as Standard & Poor’s and Moody’s Investors Service. Our senior unsecured notes are rated BBB- by Standard & Poor’s and Ba2 by Moody’s Investors Service and our revolving credit facility is rated BBB- and Baa2 by Standard and Poor’s and Moody’s Investors Service, respectively. Our senior convertible notes are rated BB- by Standard & Poor’s and have not been rated by Moody’s Investors Service.

We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Furthermore, our ability to obtain equity financing as well as availability under our revolver, provides additional potential sources of liquidity should they be required.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated:

($ in millions)	2006	2005	2004
Net cash provided by operating activities	$147.3	$185.1	$167.4
Net cash used for investing activities	(1,168.8)	(301.6)	(63.7)
Net cash provided by (used for) financing activities	557.1	515.5	(113.7)
(Decrease) increase in cash and cash equivalents	(459.6)	384.9	5.1

Cash and cash equivalents were $77.5 million at December 31, 2006 compared to $537.1 million at December 31, 2005. The decrease in cash and cash equivalents of $459.6 million was primarily driven by cash used in acquisitions of $1,176.4 million partially offset by the net proceeds of debt borrowings of $504.3 million and cash provided by operating activities of $147.3 million.

Operating Cash Flows

Cash provided by operating activities was $147.3 million for the year ended December 31, 2006 and was primarily attributable to our net income of $97.0 million and non-cash adjustments for depreciation and amortization of $99.2 million, stock-based compensation expense of $12.3 million, and curtailment loss on our pension plan of $8.7 million. These factors were partially offset by changes in our deferred income tax positions of $14.2 million and changes in our net working capital of $60.0 million. The $60.0 million cash flow decrease caused by changes in our working capital was primarily attributable to increases in accounts receivable of $31.7 million driven by the higher sales volume, increases in inventories of $5.0 million driven by our factory consolidation initiatives, decreases in accrued expenses of $9.1 million caused by lower accrued variable compensation and accrued severance expenses as a result of payments under restructuring initiatives, and decreases in income taxes payable of $26.4 million driven by higher United States tax payments this year related to the repatriation of foreign earnings in accordance with the American Jobs Creation Act of 2004, higher taxes paid in foreign jurisdictions as a result of higher 2005 taxable profits, and the prior year utilization of net operating loss carryforwards that did not recur during 2006. The higher working capital levels were partially offset by higher increased accounts payable balances of $6.5 million driven principally by the increased spending on inventories discussed above.

The incremental inventory discussed above and the inclusion of the inventory included in our purchase of Serologicals caused days supply in inventory to increase 7 days to 118 days at December 31, 2006 compared with 111 days at December 31, 2005. We anticipate that we will generate cash inflows in 2007 as we sell this inventory. Days sales outstanding in ending accounts receivable remained the same at 67 days at December 31, 2006 as compared with December 31, 2005, showing our continued focus on cash collections.

Investing Cash Flows

Cash used in investing activities was $1.2 billion during 2006 compared with $301.6 million during 2005. The increase was primarily attributable to our acquisition of Serologicals. The total purchase price for Serologicals, net of cash acquired, was $1.5 billion, including the assumption of debt. We paid Serologicals’ convertible debt amounting to $277.3 million in August 2006 upon conversion by the debt holders, which was recorded as cash used in financing activities. As of December 31, 2006, we no longer held marketable securities, which resulted in a net cash inflow of $113.9 million during the year ended December 31, 2006. We also invested $110.3 million in capital projects and fixed assets, of which $24.6 million was attributable to the construction of our new research and development center in Bedford, Massachusetts that was completed in October 2006. We expect 2007 capital expenditures to be approximately $115.0 million. In addition, we invested $8.6 million for the acquisition of Newport in April 2006.

Financing Cash Flows

Cash provided by financing activities was $557.1 million during 2006 compared with $515.5 million during 2005. The increase was primarily attributable to the debt raised for our July 14, 2006 acquisition of Serologicals. Cash proceeds amounted to $565.0 million for the 3.75 percent convertible senior notes and €250.0 million (approximately $330.0 million) for the 5.875 percent senior notes. These proceeds were partially offset by debt discount of $1.2 million and payments of debt issuance and amendment costs associated with the debt offerings amounting to $19.5 million. Repayments of debt in 2006 included revolver borrowings of $79.3 million and acquired Serologicals convertible debentures of $277.3 million. Cash provided by financing activities was also higher as a result of cash receipts amounting to $56.2 million from employees upon the exercise of stock options.

Financing Commitments

Short-term debt

Short-term debt consisted of our 7.5 percent ten-year unsecured notes in the aggregate amount of $100.0 million, which are due in April 2007. As of December 31, 2006, the notes had a fair market value of $100.3 million. We intend to repay these notes upon maturity with cash flows from operations and borrowings under our revolving credit facility.

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

We further amended the Revolver agreement in July 2006 to increase the borrowing availability under the domestic facility from €430.0 million, or $567.7 million, to €465.0 million, or $613.9 million. In the second quarter of 2006, we recorded $2.8 million of deferred financing costs associated with amending the Revolver agreement.

We are required to pay a commitment fee ranging between 0.0675 percent and 0.60 percent annually, based on the debt rating, on unused commitments.

We are required to maintain certain leverage and interest coverage ratios as set forth in the Revolver agreement. The agreement also includes limitations on our ability to incur additional indebtedness, to merge, consolidate, or sell assets, to create liens, to make payments in respect of capital stock or subordinated debt, as well as other customary covenants and representations. In general, the leverage ratio is calculated by dividing our total outstanding indebtedness at December 31, 2006 by our cumulative adjusted cash earnings for the twelve months ended at December 31, 2006. The interest coverage ratio is calculated by dividing our cumulative adjusted cash earnings for the twelve months ended at December 31, 2006 by our cumulative gross interest expense for the twelve months ended at December 31, 2006.

The following table summarizes the financial covenant requirements and our compliance with these covenants as of December 31, 2006:

Covenant	Requirement	Actual at December 31, 2006
Maximum leverage ratio	4.75:1.0	4.16:1.0
Minimum interest coverage ratio	3.50:1.0	6.33:1.0

The following table summarizes our future financial covenant requirements:

Fiscal Quarter Ending	Maximum Leverage Ratio	Minimum Interest Coverage Ratio
March 31, 2007	4.50:1.0	3.50:1.0
June 30, 2007	4.25:1.0	3.50:1.0
September 30, 2007	3.75:1.0	3.50:1.0
December 31, 2007 and thereafter	3.50:1.0	3.50:1.0

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

As of December 31, 2006, we had borrowings of €320.0 million, or $422.4 million outstanding under the Revolver, which were classified as long-term debt because of our intent and ability to continuously refinance them. As of December 31, 2006, we had €145.0 million, or $191.4 million, available for borrowing on the Revolver.

3.75% convertible senior notes due 2026

In June 2006, we issued $565.0 million in aggregate principal amount of convertible senior notes (the “Convertible Notes”) in a private placement offering. The Convertible Notes bear interest at 3.75 percent per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2006. Commencing with the six-month period beginning on December 1, 2011, if the average trading price of the Convertible Notes for the five consecutive trading days preceding such six-month periods equals 120 percent or more of the principal amount, contingent interest will accrue at the rate of 0.175 percent of the average trading price of the Convertible Notes. The Convertible Notes are our senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. The Convertible Notes are effectively subordinated to all of our existing and future secured indebtedness and all existing and future liabilities of our subsidiaries, including trade payables. The Convertible Notes will mature on June 1, 2026. We used the net proceeds from this offering to complete the acquisition of Serologicals on July 14, 2006. We recorded $13.4 million of deferred financing costs associated with this offering.

Holders of the Convertible Notes may convert their notes into cash and, if applicable, shares of our common stock prior to June 1, 2026 under certain conditions. The Convertible Notes may be converted if the closing sale price of our common stock for each of the 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120 percent of the conversion price in effect on the last trading day of the immediately preceding calendar quarter. The Convertible Notes may also be converted during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price per $1,000 principal amount of the Convertible Notes was equal to or less than 97 percent of the average conversion value of the notes during this period. The Convertible

Notes will also be convertible if we make certain distributions on our common stock or engage in certain transactions, if we call the Convertible Notes for redemption, and at any time from November 1, 2011 through December 1, 2011 and any time on or after June 1, 2024. Upon conversion, the Convertible Notes will be converted into cash for the principal amount and shares of our common stock for the conversion premium, if any, based on an initial conversion rate of 11.0485 shares per $1,000 principal amount (which represents an initial conversion price of approximately $90.51 per share), subject to adjustments.

On or after December 1, 2011, we have the option to redeem the Convertible Notes at a redemption price equal to 100 percent of the principal amount of the notes, plus accrued but unpaid interest. On each of December 1, 2011, June 1, 2016 and June 1, 2021, holders of the Convertible Notes have the option to require us to purchase all or a portion of their notes at a purchase price in cash equal to 100 percent of the principal amount of the notes, plus accrued but unpaid interest. Holders may also require us to repurchase all or a portion of their notes upon a fundamental change at a repurchase price in cash equal to 100 percent of the principal amount of the notes to be repurchased, plus accrued but unpaid interest.

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

The Convertible Notes were issued to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) in a private placement transaction. We were required to file and maintain an effective shelf registration statement under the Securities Act within 180 days after issuance of the Convertible Notes for the resale of the Convertible Notes and the shares of common stock issuable upon conversion of the Convertible Notes. In the event that we failed to file and maintain an effective registration statement, we would have been required to pay additional interest equal to 0.25 percent per annum of the aggregate principal amount of the Convertible Notes for the 90-day period beginning on the date of the registration default and thereafter at a rate per year equal to 0.50 percent. We fulfilled our initial obligation by filing the required registration statement on Form S-3 on August 9, 2006.

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

5.875% senior notes due 2016

In June 2006, we issued €250.0 million, or $330.0 million, in aggregate principal amount of 5.875 percent senior notes (the “Euro Notes”) due 2016. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which began on December 30, 2006. The Euro Notes were issued at 99.611 percent of the principal amount, which resulted in an original issue discount of €1.0 million, or $1.2 million. We recorded $3.3 million of deferred financing costs associated with the issuance of the Euro Notes. The Euro Notes will be our senior unsecured obligations and will rank equally with all of our existing and future senior unsecured indebtedness.

Upon the occurrence of any change in control, holders of the Euro Notes may require us to repurchase all of their Euro Notes for a cash price equal to 101 percent of the principal amount, plus accrued and unpaid interest thereon. Before June 30, 2016, we may, at our option, redeem the Euro Notes, in whole or in part, for cash, at a redemption price equal to 100 percent of the principal amount of the Euro Notes we redeem, plus applicable “make-whole” premium. In addition, we may redeem, at our option, in whole but not in part, at a redemption price equal to 100 percent of the principal amount, plus accrued and unpaid interest, upon the occurrence of certain tax events in the United States.

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

Contractual Obligations and Commercial Commitments

While our contractual obligations and other commercial commitments did not change materially between December 31, 2005 and December 31, 2006, our minimum future payments on our long-term debt obligations increased from $629.5 million at December 31, 2005 to $2,020.3 million at December 31, 2006.

The following table summarizes our minimum future payments under our contractual obligations at December 31, 2006:

	Payment due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations	$2,020.3	$144.3	$121.7	$545.9	$1,208.4
Non-cancellable operating leases	83.1	19.0	28.7	18.0	17.4
Employee pension and postretirement medical plans	34.6	2.7	6.0	6.1	19.8
Non-cancellable purchase obligations	191.2	92.6	98.6	—	—

Total	$2,329.2	$258.6	$255.0	$570.0	$1,245.6

We maintain various defined benefit pension and postretirement plans for the benefit of our employees. At December 31, 2006, our U.S. pension plan and postretirement benefit plans were under-funded by $18.0 million and $10.3 million, respectively. We anticipate funding for these plans will be approximately $3.3 million in 2007. At December 31, 2006, our foreign retirement plans were under-funded by $18.3 million. Our future pension expense and pension liabilities will be affected by fluctuations in future discount rates as well as the fair market value of assets used to fund these plans.

Our purchase obligations include obligations related to the future purchase of goods and services, capital lease obligations, and other long term liabilities reflected on our balance sheet. Amounts included in the table above for employee pension and postretirement medical plans reflect projected benefit payments as determined by our actuarial service provider. Outstanding borrowings of $422.4 million under our Revolver are included in the table above as payments due in 3-5 years because we intend to refinance the Revolver on a long-term basis.

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 to the Consolidated Financial Statements describes the significant accounting policies used in preparation of the consolidated financial statements. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The most significant areas involving management judgments and estimates are described below. Actual results in these areas could differ from management’s estimates.

Revenue Recognition. Revenue from the sale of products is recognized when we meet all of the criteria specified in Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” These criteria include:

•	evidence of an arrangement is in place;
•	related prices are fixed or determinable;

•	delivery or performance has occurred; and

•	collection of the resulting receivable is reasonably assured.

Signed customer purchase orders or sales agreements evidence our sales arrangements. These purchase orders and sales agreements specify both selling prices and quantities, which are the basis for recording sales revenue. Trade terms for the majority of our sales contracts indicate that title and risk of loss pass from us to our customer when we ship products from our facilities, which is when revenue is recognized. Revenue is deferred until our products arrive at customers’ facilities in situations where trade terms indicate that title and risk of loss pass from us to the customers upon their receipt of our products. We perform ongoing credit evaluations of our customers and ship products only to customers that satisfy our credit evaluation. We also maintain allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments.

Standard consumable and hardware products account for over 90 percent of our total consolidated revenues and are typically sold with standard terms and conditions. Revenues for these products are recognized when the criteria of SAB 104 have been satisfied. These occur either upon shipment or delivery to the customers. In instances where we sell filtration systems products with a related installation obligation, we generally recognize revenue related to the filtration systems when title passes and recognize revenue related to the installation when installation is complete. The allocation of revenue between the filtration system and the installation is based on relative fair value at the time of sale.

In limited cases, our customers may require site acceptance testing for certain customized products built to customers’ specifications. Revenues on these products are deferred upon shipment and are recognized when site acceptance testing are completed.

Revenue from service arrangements is recognized when the services are provided. For laboratory water systems, installation and maintenance service revenues are recognized when the site service visit is completed. For validation and sample testing services provided to customers, revenue is recognized when the contracted study is completed and accepted by the customer.

Revenue for fixed price contracts associated with our large, custom process equipment business is recognized under the percentage of completion method (“POC”). Over the past three years, approximately 3 percent of our revenues have been derived from POC sales and in 2006 approximately 1 percent. Revenue is recognized based on the ratio of hours expended compared with the total estimated hours to complete the construction of the process equipment. The cumulative impact of any revisions in estimates of the percent completed is reflected in the period in which the changes become known. In the event that assumptions used in calculating POC during the construction of the process equipment are later revised, total revenue and expenses estimated for contracts upon completion could differ from the latter estimate. If it is estimated that the project will result in a loss when completed, the entire loss is recognized at that point. Actual results related to POC estimates have been materially the same as the assumptions used at the beginning of each contract. In addition, should a POC contract be cancelled while in progress, we would generally be able to recover expenses incurred with progress payments previously received during the design and construction period. Typically, such progress payments can range between 20 percent and 60 percent of the total contract sales value. Historically, we have experienced few cancellations.

Allowance for Doubtful Accounts. We regularly evaluate our ability to collect outstanding accounts receivable. Allowances for doubtful accounts are provided when collection becomes unlikely. In performing this evaluation, significant estimates are involved, including an analysis of risks on a customer-by-customer basis. Based upon this information, we record an allowance for the outstanding receivable amount believed to be uncollectible. At December 31, 2006, the allowance for doubtful accounts represented approximately 1.3 percent of gross receivables. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

Inventory Valuation. Our product life cycle is generally a minimum of 5 years and may be in excess of 20 years. Therefore, given the stable demand for our products, we generally rely upon recent historic usage, expiration dates, and estimated future demand in estimating the realizable value of our inventory. Finished goods and components that are determined to be obsolete are written-off when such determination is made. In certain cases, such as for newly introduced products and overstocked products, estimated future demand is considered in establishing inventory write-downs. Raw material and work-in-process inventories are also reviewed for obsolescence and alternative or future use based on reviewing manufacturing plans, estimated future demand and market conditions. In situations where it is determined that work-in-process inventories cannot be converted into finished goods, the inventories are written down to net realizable value. Inventory at December 31, 2006 and 2005 reflects cumulative net realizable value write-downs of $33.8 million and $16.2 million, respectively. The 2006 increase is primarily the result of including Serologicals inventories in the valuation. Should it be determined that write-downs are insufficient, we would be required to record additional inventory write-downs, which would have a negative impact on gross margin. Once recorded, inventory valuation provisions are not subsequently reversed unless the related inventory items are subsequently sold.

Valuation of Long-lived Assets. Valuation of certain long-lived assets, including property, plant and equipment, intangible assets and goodwill, requires significant judgment. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. A significant portion of the purchase price in our acquisitions is assigned to intangible assets and goodwill. Assigning value to intangible assets requires that we use significant judgment in determining (i) the fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible assets will be amortized. We utilize third-party valuation experts to assist us in this process. Changes in the initial assumptions could lead to changes in amortization expense recorded in our future financial statements.

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

We perform annual reviews in our second quarter for impairment of goodwill or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill may be considered to be impaired if we determine that the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units.

Stock-based Compensation. On January 1, 2006, we adopted SFAS No. 123(R), which required us to recognize share-based payments to employees and directors as compensation expense using a fair value-based method in the results of operations. Prior to the adoption of SFAS No. 123(R) and as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” we accounted for share-based payments to employees using the intrinsic value method pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, no stock-based employee compensation expense had been recorded in connection with the issuance of employee and director stock options as all options granted under these plans were fixed awards and had an exercise price equal to the market value of our common stock at the time of the grant. Stock-based employee compensation expense relating to separation agreements for certain executive officers and the vesting of restricted stock awards and restricted stock units granted at no cost to the employees was reflected in net income. We used the modified prospective method when we adopted SFAS No.123(R) and, accordingly, did not restate the results of operations for the prior periods. In the year ended December 31, 2006, compensation expense of $12.3 million was recognized for all awards granted on or after January 1, 2006 as well as for the unvested portion of awards granted before January 1, 2006.

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. We estimate the fair value of our stock options using the Black-Scholes option-pricing model and the fair value of our restricted stock awards and restricted stock units based on the quoted market price of our common stock. We recognize the associated compensation expense on a straight-line basis over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeiture history and are updated on a quarterly basis to reflect actual forfeitures of unvested awards and other known events.

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

Income Taxes. We recognize income taxes when transactions are recorded in our consolidated statement of operations, with deferred taxes provided for items that are recognized in different periods for financial statement and tax reporting purposes. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In addition, we estimate our exposures relating to uncertain tax positions and establish reserves for such exposures when they become probable and reasonably estimable.

The valuation allowance is provided to reserve against the expiration of Federal and state research credits, state investment credit carryforwards, some foreign and state net operating loss carryforwards, and capital loss carryforwards. At December 31, 2006, we had $1.1 million of federal research credit carryforwards reserved with a valuation allowance. In addition, $21 million of state research credit and net operating loss carryforwards are reserved with a valuation allowance. At December 31, 2006, projections of future taxable income show that all remaining federal general business credits (“GBC”) will be utilized. At December 31, 2006, we had GBC carryforwards of approximately $10.9 million that expire in the years 2007 through 2026.

We are a worldwide business. We are subject to tax audits on a regular basis. Because significant judgment is required in determining our worldwide provision for income taxes, we periodically assess our exposures related to our provision for income taxes and appropriately accrue taxes for contingencies that may result in potential tax obligations. We believe our tax reserves are necessary to adequately reflect tax obligations which may arise out of current and future audits. Any reduction of these contingent liabilities or additional assessment would increase or decrease income, respectively, in the period such determination is made.

In the normal course of business, we are examined by various tax authorities, including the IRS. In 2006, the IRS completed the examination phase of 2002 and 2003 and commenced examination of 2004 and 2005. Although the outcome of these examinations cannot currently be determined, we believe adequate provision has been made for any potential unfavorable financial statement impact.

We provide for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered indefinitely invested outside the U.S. As we repatriated approximately $500 million of foreign earnings under the American Jobs Creation Act of 2004 in December 2005, there were no cumulative earnings outside the U.S. upon which U.S. income taxes had not been provided as of December 31, 2005. Under APB 23, during 2006, the earnings of our Ireland subsidiaries were considered indefinitely invested outside the U.S. Also, beginning in the third quarter, in addition to the earnings of our Ireland subsidiaries, we elected to treat the earnings of our United Kingdom and Sweden subsidiaries as indefinitely invested outside the U.S. These elections were made based on our operating plans and foreign debt service requirements.

Employee Retirement Plans. In the U.S., we sponsor a pension plan and a postretirement medical plan covering substantially all employees who meet certain eligibility requirements. For both plans, we determine several assumptions that are used in calculating the expense and liability of the plans.

For the pension plan, these key assumptions include the discount rate, expected return on plan assets, and rate of future compensation increases. In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits under the pension plan. This included considering the trusts’ asset allocations and the expected returns likely to be earned over the life of this plan. The assumed discount rate is intended to approximate the actual rate at which benefits could effectively be settled. We used the Citigroup Pension Discount Curve as the benchmark rate for estimating our discount rate for 2006 pension expense. In addition, our actuarial advisors determine the expense and liabilities of the plan using additional assumptions for future experience, such as withdrawal and mortality assumptions. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the amount of pension expense recorded by us in future years. During 2006, we recognized our pension expense using a discount rate of 5.50 percent for 10 months and 5.75 percent for two months, an expected return on plan assets of 8.0 percent and a rate of future compensation increases of 4.0 percent related to our U.S. pension plan. The most sensitive assumptions used in calculating the expense and liability of our U.S. pension plan were the discount rates and the expected rate of return on plan assets. Although they were the most sensitive assumptions, a 50 basis point change in either assumption would be immaterial to our results of operations and financial condition.

For the postretirement medical plan, significant assumptions included the discount rate and the future medical cost escalation rate. Our actuarial consultants also employ additional assumptions for future experience, such as withdrawal and mortality. The actuarial assumptions used by us may differ materially from future actual results due to changing conditions in the growth of medical expenses or longer or shorter life spans of the participants. These differences may have a significant effect on the amount of postretirement medical expense recorded by us. During 2006, we recognized our expense using a discount rate of 5.50 percent and an expected medical cost escalation rate that declines gradually from 9.00 percent in 2005 to 5.0 percent in 2012. Although they are the most sensitive assumptions, a 50 basis point change in either assumption would be immaterial to our results of operations and financial condition.

In certain foreign subsidiaries, we also sponsor pension plans for our employees. Accounting and reporting for these plans requires the use of country specific assumptions for discount rates, expected returns on assets, and rates of compensation increases. We apply a consistent methodology, year over year, in determining the key assumptions which, in addition to future experience assumptions such as withdrawal rates and mortality rates, are used by our actuaries to determine our liabilities and expenses for each of these plans. The most sensitive assumptions used in calculating the expense and liability of our foreign pension plans are the discount rate and the expected rate of return on plan assets. Although they are the most sensitive assumptions, a 50 basis point change in either assumption would be immaterial to our results of operations and financial condition.

In the 2006 fourth quarter, our Board of Directors approved an amendment to the Retirement Plan for Employees of Millipore Corporation (the “Retirement Plan”) and the Employees’ Participation and Savings Plan (the “Participation Plan”). The effect of the amendment was to freeze the Retirement Plan effective December 31, 2006, after which no benefits will accrue. We will provide eligible participants a one-time final opportunity in early 2007 to transfer balances in their Participation Plan accounts to the Retirement Plan for the purpose of purchasing an annuity under the existing terms of the Retirement Plan. We recognized a curtailment loss of $8.7 million in the 2006 fourth quarter as a result of this amendment.

We used an assumption that 17.1 percent of available balances in the Participation Plan will be transferred into the Retirement Plan for purposes of determining the curtailment loss associated with the amendment. The 17.1 percent assumption was selected based on a review of our actual transfer experience for the 2003-2005 period as well as the 2002 transfer experience related to the spin-off of our microelectronics business. Actual transfer experience was analyzed to determine the percentage by age grouping of available participation plan balances that were transferred to the Retirement plan. These percentages were then applied to projected balances by age grouping as of December 31, 2006 to determine the estimated balances that will be transferred by age grouping. The total of the balances that were estimated to be transferred by age grouping represented 17.1 percent of total projected plan balances as of December 31, 2006. We believe that this methodology for selecting the transfer assumption for purposes of determining the curtailment loss was reasonable and appropriate. If the actual rate of transfer upon participants’ election in early 2007 differs from the assumed 17.1 percent, the actuarial gain or loss will be amortized over the average service period of the plan participants.

The following table is for illustrative purposes only and shows the impact of the Retirement Plan curtailment on our operating results of a 1.0 percentage point change in the assumed rate of transfer and 0.5 percentage point change in the assumed discount rate used, respectively. Positive dollar amounts would have improved operating income, while a negative dollar amount would have reduced operating income.

($ in thousands)		Assumed Rate of Transfer
		-1.0%	17.1%	+1.0%
Discount Rate	+0.5%	$1,663.5	$893.0	($122.5)
	5.75%	$849.4	$0.0	$849.4
	-0.5%	($233.8)	($1,172.2)	($2,110.6)

Market Risk

We are exposed to market risks, which include changes in foreign currency exchange rates, interest rate risk, and credit risk. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in sales, net income, and assets and liabilities denominated in currencies other than the U.S. dollar. The potential change in foreign currency exchange rates represents a substantial risk to us because approximately 61 percent of our business is conducted outside of the United States, generally in foreign currencies.

Our primary risk management strategy is to use forward contracts to hedge certain foreign currency transaction exposures. The intent of this strategy is to offset gains and losses that occur on the underlying booked exposures with gains and losses resulting from the forward contracts that hedge these exposures. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically span less than three months. We held forward foreign exchange contracts with U.S. dollar equivalent notional amounts totaling $286.6 million at December 31, 2006. The fair value of these contracts was an unrealized net gain of $1.1 million at December 31, 2006.

Our risk management policy allows for hedging our net investments in foreign subsidiaries, using both derivative and non-derivative instruments. On June 30, 2006, we issued €250.0 million Euro-denominated senior notes which gives rise to foreign exchange risk when the debt is remeasured into U.S. dollars at the end of each period. As we designated this debt as an economic hedge of our net investments in European subsidiaries, the remeasurement gains and losses are recorded in other comprehensive income. Upon maturity, however, we could be exposed to significant exchange rate risk as we will be required to repay the debt at the then current market exchange rates, which could be higher or lower than the rates at which we borrowed the debt on June 30, 2006. A future 10 percent strengthening or weakening of the Euro against the U.S. dollar will cause us to pay approximately $33.3 million more or less than our U.S. dollar obligation that was expected when we issued the notes on June 30, 2006.

We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents and other highly liquid marketable securities. As of December 31, 2006, our debt portfolio was comprised of a combination of fixed and floating rate borrowings. Our exposure to interest rate risk primarily relates to our Revolver, under which the interest rates on our current borrowings float with Euro Libor rates. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible notes is affected by our stock price. The total estimated fair value of our fixed rate debt at December 31, 2006 was $1,031.9 million. Fair values were determined from available market prices, using current interest rates and terms to maturity. If interest rates were to increase or decrease by 1 percent, the fair value of our long-term debt would decrease or increase by approximately $41.0 million.

We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Credit Risk

We are exposed to concentrations of credit risk in cash and cash equivalents and trade receivables. Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. The amount placed with any one institution is limited by policy. Trade receivables credit risk exposure is limited due to the large number of established customers and their dispersion across different geographies. We are exposed to concentrations of credit risk in cash and cash equivalents, marketable securities and trade receivables. No single customer accounted for 10 percent or more of our consolidated trade receivables as of December 31, 2006.

Related Party Agreements

Rolf A. Classon, a Director of Millipore since December 2005, retired as Chairman and President of Bayer Healthcare LLC in July 2004. He is currently a member of the Supervisory Board of Bayer Healthcare AG. During 2006, Bayer AG (including Bayer Healthcare LLC), purchased a total of $10.8 million of products from Millipore. The relationship between Millipore and Bayer predates Mr. Classon’s election as a Director.

Dividends

We did not declare any cash dividends in 2006 or 2005. We do not currently have plans to make future cash dividend declarations or payments.

Legal Proceedings

We currently are not a party to any material legal proceeding.

Following our decision to consolidate the results of our 40 percent owned Indian Joint-Venture (the “India JV”) in January 2006, we learned as a result of our internal controls procedures that certain payment and commission practices at the India JV raise issues of compliance with the U.S. Foreign Corrupt Practices Act. Promptly upon learning of this, our Audit and Finance Committee engaged outside counsel and commenced an investigation. We are currently implementing certain corrective actions. We have notified the Securities and Exchange Commission and the Department of Justice of this matter. The operations and financial results of the India JV are not currently, and have not to date been, material to us.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN No. 48 is effective for us beginning in the first quarter of 2007. We are still evaluating the effect of adopting FIN No. 48 but do not expect it to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of SFAS No. 157 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Retirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Under this standard, an employer is required to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end in the statement of financial position is effective for fiscal years ending after December 15, 2008. We adopted the funded status provisions of SFAS No. 158 effective December 31, 2006 but have not adopted the measurement date provision. We do not expect the measurement date provisions of SFAS No. 158 to have a material impact on our financial condition or our results of operations.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

Forward-Looking Statements

The matters discussed in this Form 10-K Annual Report, as well as in future oral and written statements by our management, that are forward-looking statements are based on our current management expectations. These expectations involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our future operating results include, without limitation, the risk factors and uncertainties set forth in Item 1A and elsewhere in this Form 10-K Annual Report.

Item 7A.	Quan titative and Qualitative Disclosures About Market Risk.

The information called for by this item is set forth under the heading “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 above which information is hereby incorporated by reference.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment did not include evaluating the effectiveness of internal control over financial reporting at our recently acquired Serologicals Corporation or any of its subsidiaries, the consolidated results of which are included in our 2006 consolidated financial statements and constituted 9 percent of total assets as of December 31, 2006 and 12 percent of revenues for the year then ended. Based on this assessment and subject to the foregoing exclusions, our management concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Millipore Corporation:

We have completed integrated audits of Millipore Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Millipore Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2, 12 and 13 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for defined benefit pension and other post retirement plans effective December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Annual Report on Internal Control over Financial Reporting” appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United

States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in “Management’s Annual Report on Internal Control over Financial Reporting”, management has excluded Serologicals Corporation (“Serologicals”) from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded Serologicals from our audit of internal control over financial reporting. Total assets and total revenues of Serologicals businesses represented 9 percent and 12 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2007

MILLIPORE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
Net sales	$1,255,371	$991,031	$883,263
Cost of sales	625,608	472,023	412,129

Gross profit	629,763	519,008	471,134
Selling, general and administrative expenses	398,842	309,029	270,796
Research and development expenses	86,617	66,052	62,485
Purchased in-process research and development	—	3,149	—

Operating profit	144,304	140,778	137,853
Interest income	21,415	3,466	2,073
Interest expense	(45,336)	(6,711)	(9,447)

Income before income taxes and minority interest	120,383	137,533	130,479
Provision for income taxes	21,462	57,365	24,923
Minority interest	1,937	—	—

Net income	$96,984	$80,168	$105,556

Earnings per share:
Basic	$1.82	$1.57	$2.13

Diluted	$1.79	$1.55	$2.10

Weighted average shares outstanding:
Basic	53,160	50,953	49,469
Diluted	54,245	51,659	50,201

The accompanying notes are an integral part of the consolidated financial statements.

MILLIPORE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$77,481	$537,052
Marketable securities	—	113,839
Accounts receivable (less allowance for doubtful accounts of $3,700 and $2,851 as of December 31, 2006 and 2005, respectively)	277,410	188,130
Inventories	256,666	153,030
Deferred income taxes	62,978	60,750
Assets held for sale	17,150	—
Other current assets	17,670	14,300

Total current assets	709,355	1,067,101
Property, plant and equipment, net	525,903	371,249
Deferred income taxes	8,366	73,190
Intangible assets, net	488,303	43,421
Goodwill	1,014,194	82,718
Other assets	25,370	8,986

Total assets	$2,771,491	$1,646,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$100,000	$—
Accounts payable	110,017	79,587
Income taxes payable	15,539	37,544
Accrued expenses	172,091	115,655
Deferred income taxes	4,183	9,813

Total current liabilities	401,830	242,599
Deferred income taxes	16,121	5,713
Long-term debt	1,316,256	552,285
Other liabilities	83,793	54,505

Total liabilities	1,818,000	855,102

Minority interest	5,080	—
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, par value $1.00 per share, 120,000 shares authorized; 53,524 shares issued and outstanding as of December 31, 2006; 52,227 shares issued and outstanding as of December 31, 2005	53,524	52,227
Additional paid-in capital	196,774	129,848
Retained earnings	706,686	609,702
Unearned compensation	—	(290)
Accumulated other comprehensive (loss) income	(8,573)	76

Total shareholders’ equity	948,411	791,563

Total liabilities and shareholders’ equity	$2,771,491	$1,646,665

The accompanying notes are an integral part of the consolidated financial statements.

MILLIPORE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)				Treasury Stock		Total Shareholders’ Equity
	Shares	Par Value				Unrealized Gain (Loss) on Securities	Translation Adjustments	Unfunded Pension Liabilities	Total	Shares	Cost
Balance at December 31, 2003	56,988	$56,988	$93,035	$532,872	$(631)	$76	$24,290	$(4,953)	$19,413	(8,105)	$(236,996)	$464,681
Comprehensive income:
Net income				105,556								105,556
Net unrealized gains on securities available for sale, net of tax of $42						127			127			127
Minimum pension liability adjustments, net of tax of $882								(1,709)	(1,709)			(1,709)
Translation adjustments, net of tax of $5,403							31,019		31,019			31,019

Total comprehensive income												134,993
Stock issued under stock plans	249	249	9,641	2,205						684	19,963	32,058
Reclassification of treasury stock to common stock	(7,421)	(7,421)	(98,513)	(111,099)						7,421	217,033	—
Amortization of unearned compensation					627							627
Tax benefit from stock plan activities			6,491									6,491

Balance at December 31, 2004	49,816	49,816	10,654	529,534	(4)	203	55,309	(6,662)	48,850	—	—	638,850
Comprehensive income:
Net income				80,168								80,168
Net unrealized losses on securities available for sale, net of tax of $111						(203)			(203)			(203)
Minimum pension liability adjustments, net of tax of $745								(1,304)	(1,304)			(1,304)
Translation adjustments, net of tax of $6,850							(47,267)		(47,267)			(47,267)

Total comprehensive income												31,394
Stock issued under stock plans	2,411	2,411	104,492		(386)							106,517
Amortization of unearned compensation					100							100
Stock-based compensation expense related to officer severance			5,505									5,505
Tax benefit from stock plan activities			9,197									9,197

Balance at December 31, 2005	52,227	52,227	129,848	609,702	(290)	—	8,042	(7,966)	76	—	—	791,563
Comprehensive income:
Net income				96,984								96,984
Minimum pension liability adjustments, net of tax of $1,189								(1,238)	(1,238)			(1,238)
Translation adjustments, net of tax of $5,087							(4,774)		(4,774)			(4,774)

Total comprehensive income												90,972
Adjustment to initially apply SFAS No. 158, net of tax of $707								(2,637)	(2,637)			(2,637)
Stock issued under stock plans	1,297	1,297	54,921									56,218
Reclassification upon adoption of SFAS No. 123R			(290)		290							—
Stock-based compensation expense			12,295									12,295

Balance at December 31, 2006	53,524	$53,524	$196,774	$706,686	$—	$—	$3,268	$(11,841)	$(8,573)	—	$—	$948,411

The accompanying notes are an integral part of the consolidated financial statements.

MILLIPORE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$96,984	$80,168	$105,556
Minority interest	1,937	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,277	50,657	44,478
Amortization of business acquisition inventory fair value adjustments	24,871	2,172	—
Amortization of deferred debt issuance costs	2,097	699	466
Deferred income tax (benefit) provision	(14,238)	11,231	1,197
Excess tax benefit from stock plan activities	—	9,197	6,491
Stock-based compensation	12,295	5,605	2,404
Curtailment loss on pension	8,664	—	—
Other	2,025	3,149	2,815
Changes in operating assets and liabilities, net of effects of business acquisitions:
(Increase) decrease in accounts receivable	(31,653)	(18,534)	1,623
(Increase) decrease in inventories	(4,984)	(17,933)	1,502
Decrease (increase) in other current assets	1,633	(5,964)	(2,905)
Increase in other assets	(309)	(2,167)	(2,125)
Increase in accounts payable	6,485	16,431	2,768
(Decrease) increase in accrued expenses	(9,069)	25,616	8,781
(Decrease) increase in income taxes payable	(26,431)	30,320	(9,247)
Increase (decrease) in other liabilities	4,752	(5,574)	3,620

Net cash provided by operating activities	147,336	185,073	167,424

Cash flows from investing activities:
Additions to property, plant and equipment	(110,346)	(86,429)	(63,744)
Proceeds from sale of property, plant and equipment	3,939	—	—
Acquisition of businesses, net of cash acquired	(1,176,368)	(101,298)	—
Purchases of marketable securities	(1,481,205)	(130,703)	—
Proceeds from sale of marketable securities	1,595,152	16,864	—

Net cash used in investing activities	(1,168,828)	(301,566)	(63,744)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	56,218	106,517	30,281
Issuance of 3.75% convertible senior notes due 2026, net of debt issuance costs	551,639	—	—
Issuance of 5.875% senior notes due 2016, net of debt issuance costs	309,238	—	—
Repayment of Serologicals 4.75% convertible debentures	(277,313)
Repayments of debt	—	—	(75,000)
(Repayments of) net proceeds from revolver borrowings	(79,285)	405,976	(69,000)
Other	(3,394)	2,973	—

Net cash provided by (used in) financing activities	557,103	515,466	(113,719)

Effect of foreign exchange rates on cash and cash equivalents	4,818	(14,065)	15,156

Net (decrease) increase in cash and cash equivalents	(459,571)	384,908	5,117
Cash and cash equivalents at beginning of year	537,052	152,144	147,027

Cash and cash equivalents at end of year	$77,481	$537,052	$152,144

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized	$30,412	$6,690	$8,949
Income taxes paid, net of refunds	$58,397	$12,759	$21,766

The accompanying notes are an integral part of the consolidated financial statements.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. Description of Operations

Millipore is a global life science company that provides technologies, tools and services facilitating the discovery, development and production of new therapeutic drugs, vaccines and detection tools, together with other applications. The Company serves the worldwide biotechnology, pharmaceutical and life science research industries by improving productivity and efficiency. The Company primarily sells consumable products. The Company’s products and services are based on a variety of enabling technologies, including filtration, chromatography, cell culture supplements, antibodies and cell lines. In life science research, the Company’s Bioscience division offers products and services for drug discovery, gene and protein research, research in the fields of molecular biology, cell biology and immunodetection, and general laboratory applications. For the biotechnology and pharmaceutical industries, the Company’s Bioprocess division offers products and services for process development, scale-up, production, validation and quality assurance of therapeutics. The Company’s intimate knowledge of its customers’ research and manufacturing process needs ensures that its products and services are designed, recommended, used and supported to maximize the benefit to its customers.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates entities that it controls or owns more than fifty percent of the voting shares and variable interest entities that the Company is considered the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

Translation of Foreign Currencies

Local currencies are the functional currencies of the Company’s subsidiaries outside of the United States. The financial statements of these subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Assets and liabilities are translated at prevailing exchange rates on the balance sheet date, revenues and expenses are translated at average exchange rates during the period, and elements of shareholders’ equity are translated at historical rates. The resulting translation adjustments are reported as a separate component of other comprehensive income in shareholders’ equity. Exchange gains and losses on foreign currency transactions are included in selling, general and administrative expenses in the consolidated statements of operations.

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

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the 2006 presentation. These reclassifications have no impact on previously reported net income or cash flows.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Cash Equivalents

Cash equivalents, consisting primarily of investments in money market mutual funds and commercial paper, are carried at cost plus accrued interest, which approximates fair market value. All cash equivalents are highly liquid investments with original maturities of three months or less.

Marketable Securities

Marketable securities consisted of auction rate securities which are highly liquid, variable-rate debt securities. While the underlying securities have long-term nominal maturities, the interest rates are reset periodically through Dutch auctions that are typically held every 7, 28 or 35 days. The auction rate securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Auction rate securities held by the Company were accounted for as available-for-sale securities and are classified as marketable securities in current assets. The carrying value of these securities approximated their fair value at December 31, 2005. The Company sold all of its investments in marketable securities during 2006.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. The Company places its cash and cash equivalents in various financial institutions with high credit ratings and, by policy, limits the amount of credit exposure to any one financial institution.

Concentrations of credit risk with respect to accounts receivable is limited because of the large number of customers comprising the Company’s customer base and the dispersion of those customers across different geographies. No single customer accounted for 10 percent or more of the consolidated accounts receivable as of December 31, 2006 and 2005, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for doubtful accounts for specifically identified estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The following table presents changes in the allowance for doubtful accounts ($ in millions):

	Year ended December 31,
	2006	2005	2004
Balance, beginning of the period	$2,851	$4,500	$3,437
Provisions .	820	(98)	1,568
Write-offs	(1,761)	(1,120)	(721)
Recoveries	(77)	(67)	(38)
Acquisitions	1,648	—	—
Foreign exchange	219	(364)	254

Balance, end of period	$3,700	$2,851	$4,500

Inventories

The Company values its inventories at the lower of market value or actual cost, determined on a first-in, first-out (“FIFO”) basis. The Company generally relies upon recent usage history, expected future demand, and product expiration dates in estimating the realizable value of its inventories. Finished goods and components that

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

are determined to be obsolete are written off when such determination is made. In certain cases, such as newly introduced products and overstocked products, expected future demand is considered in establishing inventory write-downs. Raw material and work-in-process inventories are also reviewed for obsolescence based on evaluating manufacturing plans, expected future demand, alternative use, and market conditions. In situations where it is determined that work-in-process inventories cannot be converted into finished goods, the inventories are written down to net realizable value. Should it be determined that current levels of write-downs are insufficient, the Company may record additional inventory write-downs, which would have a negative impact on gross profit. Inventory valuation provisions are not subsequently reversed after they are recorded unless the inventory items are sold.

The Company’s products are made from a wide variety of raw materials that are generally available from alternate sources of supply. However, certain critical raw materials and supplies required for the production of certain principal products are available only from a single supplier as are some products that the Company distributes. Such raw materials and distributed products cannot be obtained from other sources without significant delay or at all. If such suppliers were to limit or terminate production or otherwise fail to supply these materials for any reason, such failure could have a significant adverse impact on the Company’s results of operations. To mitigate such risks, the Company periodically purchases quantities of some of these critical raw materials in excess of current requirements in anticipation of future manufacturing needs. With sufficient lead time, the Company will also be able validate alternate suppliers for each of these critical raw materials.

Assets Held for Sale

In connection with the acquisition of Serologicals Corporation (“Serologicals”) on July 14, 2006, the Company acquired certain idle facilities located in Lawrence, Kansas and Lake Placid, New York. The estimated net realizable value of these assets was $17,150, which has been reported as assets held for sale in the current assets section of the consolidated balance sheets as of December 31, 2006 in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” These assets are not used in the Company’s operations and are not being depreciated.

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

The Company capitalizes internal use software development costs. These costs are included in Production and other equipment and are amortized on a straight-line basis over the estimated useful lives of the related software, generally three years. The Company also capitalizes interest costs associated with the construction of certain capital assets. Amounts capitalized in 2006, 2005 and 2004 were $3,686, $3,861, and $2,782, respectively.

The estimated useful lives of our depreciable assets are as follows:

Leasehold improvements	Shorter of the life of the improvement or the initial term of the lease
Buildings and improvements	4 to 40 years
Production and other equipment	2 to 15 years

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price paid for business acquisitions over the fair value of net assets acquired. Intangible assets were primarily acquired through business acquisitions and consist almost entirely of patented and unpatented technology, trade names and trademarks, customer related intangibles, and licenses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over periods ranging from 1.5 to 20 years either on a straight-line basis or in proportion to the projected economic consumption of the intangible assets. Goodwill and indefinite life intangible assets are subject to annual impairment testing using the guidance and criteria described in SFAS No. 142, “Goodwill and Other Intangible Assets.” This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. The Company completed the annual impairment tests in 2006, 2005 and 2004 and concluded that there were no goodwill or indefinite life intangible assets impairments.

Other Long-Lived Assets

The Company evaluates the potential impairment of other long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying value exceeds the sum of undiscounted expected future cash flows, the carrying value of the asset is written down to fair value.

Foreign Exchange and Hedging Activities

The Company attempts to mitigate the impact of foreign currency risk related to intercompany transactions by hedging forecasted balances using forward contracts that normally mature within 30 to 90 days. The intent is to offset gains and losses that occur on the underlying exposures with gains and losses on the forward contracts hedging these exposures. The Company held forward foreign exchange contracts with U.S. dollar equivalent notional amounts totaling $286,626 and $139,917 at December 31, 2006 and 2005, respectively. The fair values of these contracts were gains of $1,125 and $361 at December 31, 2006 and 2005, respectively. Both realized and unrealized gains (losses) are recorded in the Consolidated Statements of Operations. In December 2005, the Company entered into certain foreign currency forward contracts to hedge its net investment in a European subsidiary before the Company repatriated the accumulated foreign earnings under the American Jobs Creation Act of 2004. Upon maturity of these forward contracts, the Company recorded a gain of $2,973 in other comprehensive income in December 2005 as a result of this net investment hedge. The Company does not enter into foreign exchange contracts for trading or speculative purposes, nor does it use leveraged financial instruments. Management designated the Company’s 5.875 percent senior notes due 2016 (“Euro Notes”) as an economic hedge of its net investments in European subsidiaries. Accordingly, the Company recorded an unrealized loss of $16,253 in other comprehensive income as of December 31, 2006 from remeasuring the Euro Notes into the functional currency in U.S. dollars. The Company evaluated the Euro Notes agreement for potential embedded derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and determined that the Company’s call options, the holder’s Put Option, and the Company’s Repurchase Obligation do not meet the embedded derivative criteria as set forth by SFAS No. 133.

Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which required us to recognize share-based payments to employees and directors as compensation expense using a fair value-based method in the statement of operations. Prior to the adoption of SFAS No. 123(R) and as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company accounted for share-based payments to employees using the intrinsic value method pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, no stock-based employee compensation expense had been recorded in connection with the issuance of employee and director stock options as all options granted under these plans were fixed awards

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

and had an exercise price equal to the market value of its common stock at the time of the grant. Stock-based employee compensation expense relating to separation agreements for certain executive officers and the vesting of restricted stock awards and restricted stock units granted at no cost to the employees was recorded in net income.

The Company elected to use the modified prospective method upon adoption of SFAS No. 123(R) and, accordingly, did not restate the results of operations for the prior periods. Under the modified prospective method, compensation expense is recognized for all awards granted on or after January 1, 2006 as well as for the unvested portion of awards granted before January 1, 2006.

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. The Company estimates the fair value of its stock options using the Black-Scholes option-pricing model and the fair value of the Company’s restricted stock awards and restricted stock units based on the quoted market price of the Company’s common stock. The Company recognizes the associated compensation expense on a straight-line basis over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeiture history and are updated on a quarterly basis to reflect actual forfeitures of unvested awards and other known events.

Estimating the fair value for stock options requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are estimated based on historical volatilities of the Company’s common stock over a period of time that approximates the expected term of the options. The expected term represents the average time that options are expected to be outstanding and is estimated based on the historical exercise, post-vesting cancellation and expiration patterns of the Company’s stock options. Expected dividends are estimated based on the Company’s dividend history as well as the Company’s current projections. The risk-free interest rate for periods approximating the expected terms of the options is based on the U.S. Treasury yield curve in effect at the time of grant. These assumptions are updated at least on an annual basis or when there is a significant change in circumstances that could affect these assumptions.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The asset and liability approach under SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates for the years in which those temporary differences are expected to be recovered or settled. With respect to the unremitted earnings of the Company’s foreign subsidiaries, deferred taxes are provided on amounts expected to be repatriated. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company periodically assesses its exposures related to its provisions for income taxes and accrues for contingencies that may result in potential tax obligations when they become probable and reasonably estimable.

Treasury Stock

Treasury stock was recorded at its cost on the date acquired and was reissued at its weighted average cost. The excess of cost over the proceeds of reissued treasury stock was charged to retained earnings.

In 2004, the Massachusetts Business Corporation Act (“MBCA”) became effective. Under the MBCA, shares repurchased by Massachusetts corporations constitute authorized but unissued shares. As a result, all of

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

the Company’s former treasury shares were automatically converted to unissued shares and were accounted for as a reduction of common stock (at par value), additional paid-in capital and retained earnings. Par value, additional paid-in capital and retained earnings were reduced by $7,421, $98,513 and $111,099 respectively in 2004.

Earnings per Share

Basic earnings per share is calculated by dividing the net income for the period by the weighted average number of shares outstanding for the period. Diluted earnings per share is calculated by considering the dilutive impact of common stock equivalents (e.g., outstanding stock options, restricted stock, restricted stock units and convertible debt) under the treasury stock method as if they were converted into common stock as of the beginning of the period or as of the date of grant, if later.

Contingently issuable shares under convertible debt agreements will be included in the diluted earnings per share calculation when the Company’s stock price exceeds the conversion price.

Revenue Recognition

Revenue from the sale of products is recognized when the Company meets all of the criteria specified in U.S. Securities Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” These criteria include:

•	evidence of an arrangement is in place;

•	related prices are fixed or determinable;

•	delivery or performance has occurred; and

•	collection of the resulting receivable is reasonably assured.

Signed customer purchase orders or sales agreements evidence the Company’s sales arrangements. These purchase orders and sales agreements specify both selling prices and quantities, which are the basis for recording sales revenue. Any deviation from this policy requires management review and approval. Trade terms for the majority of the Company’s sales contracts indicate that title and risk of loss pass from the Company to the customer when the Company ships products from its facilities, which is when revenue is recognized. Revenue is deferred until the Company’s products arrive at customers’ facilities in situations where trade terms indicate that title and risk of loss pass from the Company to the customers upon their receipt of the products. The Company performs ongoing credit evaluations of its customers and ship products only to customers that satisfy its credit evaluation. The Company also maintains allowances for doubtful accounts for estimated losses resulting from its customers’ inability to make required payments.

Standard consumable and hardware products account for over 90 percent of the Company’s total consolidated revenues and are typically sold with standard terms and conditions. Revenues for these products are recognized when the criteria of SAB 104 have been satisfied. These generally occur either upon shipment or delivery to the customers. In instances where installation is required for the sale of filtration systems products, the Company generally recognizes revenue related to the filtration systems when title passes and recognizes revenue related to the installation when installation is complete. The allocation of revenue between the filtration system and the installation is based on relative fair value at the time of sale. In limited cases, the Company’s customers may require site acceptance testing for certain customized products built to the customers’ specifications. Revenues on these products are deferred upon shipment and are recognized when site acceptance testing is completed.

Revenue for certain fixed price contracts associated with the Company’s Bioprocess division equipment business is recognized under the percentage of completion method. Revenue is recognized based on the ratio of

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

hours expended to the total estimated hours to complete the construction of the equipment. The cumulative impact of any revisions in estimates of the percentage of completion is reflected in the period in which the changes become known. Losses are accrued when known.

Revenue from service arrangements is recognized when the services are provided.

Warranty Costs

The Company provides for estimated warranty costs for products at the time of their sale. Warranty liabilities were based on estimated future repair costs using historical statistical models and were not material as of December 31, 2006 and 2005.

Research and Development

Research and development costs are expensed as incurred. The fair value of acquired in-process research and development costs is expensed as of the acquisition date if the related projects have not reached technological feasibility and were determined to have no alternative future use.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN 48 is effective for the Company beginning in the first quarter of 2007. The Company is still evaluating the effect of adopting FIN 48 but does not expect it to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements Nos. 87, 88, 106, and 132(R).” Under this standard, an employer is required to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end in the statement of financial position is effective for fiscal years ending after December 15, 2008. The Company adopted the funded status provisions of SFAS No. 158 effective December 31, 2006 but has not adopted the measurement date provision. The Company does not expect the measurement date provisions of SFAS No. 158 to have a material impact on its financial condition or results of operations.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not affect the Company’s financial statements and disclosures.

3. Business Acquisitions

The Company’s investments in business acquisitions in 2006 and 2005 totaled $1,483,430 and $105,384, respectively, including debt assumed. The Company did not have any business acquisitions in 2004.

2006 Acquisitions

Serologicals Corporation

On July 14, 2006, the Company acquired Serologicals. This acquisition strengthened the market position of the Company’s Bioscience division by increasing its product portfolio into markets such as drug discovery products and services, nuclear function and stem cell research products. The acquisition also facilitated the Company’s entrance into the upstream bioprocessing market by gaining a cell culture supplements offering for its Bioprocess division. The total purchase price was $1,474,928 including debt assumed. The acquisition was financed with cash on hand and net proceeds from the issuance of the 3.75 percent senior convertible notes and the 5.875 percent senior notes.

The acquisition purchase price was allocated to net assets acquired, identifiable intangible assets, and goodwill based on their estimated fair values. These fair values were based on management’s estimates and assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques. The excess purchase price over those assigned values was recorded as goodwill. Goodwill and intangible assets recorded as a result of this acquisition are not deductible for tax purposes.

The total Serologicals purchase price is shown below:

Cash paid for common stock	$1,079,280
Cash paid for stock options, restricted stock, and performance shares	32,191
Cash paid for Serologicals debt at closing	75,954
Direct acquisition costs	10,190

Total cash consideration	1,197,615
Conversion value of 4.75% Serologicals convertible debentures assumed	277,313

Total purchase price, including debt assumed	$1,474,928

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The Serologicals purchase price was allocated as follows:

Amount
Cash	$29,713
Accounts receivable	37,599
Inventories	107,613
Assets held for sale	17,150
Property, plant and equipment	73,683
Other assets	22,886
Identifiable intangible assets:
Customer related intangibles (weighted average useful life of 18 years)	385,100
Patented and unpatented technology (weighted average useful life of 12 years)	49,680
Trademarks and trade names (weighted average useful life of 15 years)	18,600

Total identifiable intangible assets (weighted average useful life of 17 years)	453,380
Goodwill	915,503
4.75% convertible debentures assumed	(277,313)
Deferred tax liabilities	(114,180)
Other liabilities	(68,419)

Total cash consideration	$1,197,615

The purchase price allocation may be revised as a result of additional information regarding assets acquired and liabilities assumed, including contingent liabilities, employee severance and facility closure costs. The Company paid $277,313 to the holders of the 4.75 percent Serologicals convertible debentures when these holders converted their notes in August 2006.

At the time of acquisition, the Company committed to a preliminary plan of integration of certain Serologicals activities, which included closure of facilities, the abandonment or redeployment of equipment, and employee terminations. As of July 14, 2006, the Company recorded severance and relocation cost liabilities amounting to $6,675 and facility closure cost liabilities amounting to $5,877 with corresponding adjustments to goodwill in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). The following table is a summary of these liabilities:

	Severance and Relocation Costs	Other Facility Exit Costs	Total
Balance at July 14, 2006	$6,675	$5,877	$12,552
Payments	(238)	—	(238)
Revision of previously recorded costs	(250)	(651)	(901)

Balance at December 31, 2006	$6,187	$5,226	$11,413

The results of Serologicals’ operations have been included in the consolidated statement of operations since the acquisition date. The following unaudited pro forma financial information presents the combined results of operations of Millipore and Serologicals as if the acquisition had occurred as of the beginning of the periods presented below. The combined results of operations have been adjusted to reflect the amortization of purchased

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

intangible assets and inventory fair value adjustments, additional financing expenses, and other direct costs incurred by Serologicals in connection with the acquisition. The unaudited pro forma financial information is not intended to represent, or be indicative of, the Company’s consolidated results of operations that would have been reported had the acquisition been completed as of the dates presented and should not be taken as representative of the Company’s future consolidated results of operations.

	December 31,
	2006	2005
Net sales	$1,385,735	$1,264,888
Net income	$56,199	$11,867
Basic earnings per share	$1.06	$0.23
Diluted earnings per share	$1.04	$0.23

Newport Bio Systems, Inc.

On April 27, 2006, the Company acquired Newport Bio Systems, Inc. (“Newport”), a provider of disposable process containers used in biopharmaceutical production. The acquisition broadens the scope of the process equipment product offerings of the Company’s Bioprocess division. The total purchase price was $8,602.

The purchase price was allocated to the net assets acquired, identifiable intangible assets, and goodwill based on their estimated fair values at the time of acquisition, as follows:

Amount
Current assets	$1,746
Property, plant and equipment	218
Identifiable intangible assets:
Customer related intangibles (weighted average useful life of 19 years)	2,500
Patented and unpatented technology (weighted average useful life of 4 years)	300
Trademarks and trade names (weighted average useful life of 6 years)	200

Total identifiable intangible assets (weighted average useful life of 13 years)	3,000
Goodwill	6,212
Current liabilities	(1,431)
Deferred tax liability	(1,143)

Total purchase price	$8,602

The results of the acquired operations have been included in the Consolidated Statements of Operations since the acquisition date. The excess purchase price allocated to intangible assets and goodwill is not deductible for income tax purposes. Pro forma results of operations have not been presented because such information is not material to the Company’s Consolidated Financial Statements.

2005 Acquisitions

NovAseptic A.B. and MicroSafe B.V.

During the third quarter of 2005, the Company acquired NovAseptic A.B. (“NovAseptic”) and MicroSafe B.V. (“MicroSafe”) for $96,296 and $9,088, respectively. NovAseptic provides innovative solutions for aseptic processing applications in biotechnology and pharmaceutical manufacturing operations while MicroSafe develops assays and provides testing services that help biotechnology and pharmaceutical customers monitor quality and compliance in the drug manufacturing process. The purchase prices for the NovAseptic and

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

MicroSafe acquisitions were allocated to the net assets acquired, identifiable intangible assets, and goodwill based on their estimated fair values at the time of acquisition. In the second quarter of 2006, the Company finalized the purchase price allocation for these acquisitions and recorded adjustments to reduce goodwill and deferred tax liabilities by $1,634. The final purchase price allocation follows:

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

The excess purchase price allocated to intangible assets and goodwill is not deductible for income tax purposes. The amount allocated to the in-process research and development costs was written off at the date of acquisition because these costs had no alternative future uses and the underlying projects had not reached technological feasibility. Pro forma results of operations have not been presented because such information is not material to the Company’s consolidated financial statements.

4. Goodwill

The following table presents changes in the carrying amounts of goodwill:

	2006	2005
Balance at beginning of year	$82,718	$9,433
Acquisitions	921,715	76,453
Effect of foreign exchange rate changes	11,395	(3,168)
Other	(1,634)	—

Balance at end of year	$1,014,194	$82,718

5. Intangible Assets

Identifiable intangible assets consisted of the following:

December 31, 2006	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
Patented and unpatented technologies.	$80,461	$(20,719)	$59,742	5 – 20 years
Trademarks and trade names	42,292	(11,914)	30,378	5 – 20 years
Customer relationships	404,138	(7,798)	396,340	15 – 18 years
Licenses and other	6,363	(4,520)	1,843	5 – 10 years

Total	$533,254	$(44,951)	$488,303

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

December 31, 2005	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
Patented and unpatented technologies.	$29,245	$(14,925)	$14,320	5 – 20 years
Trademarks and trade names	23,092	(8,830)	14,262	5 – 20 years
Customer relationships	14,316	(685)	13,631	15 – 16 years
Licenses and other	4,899	(3,691)	1,208	5 – 10 years

Total	$71,552	$(28,131)	$43,421

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $16,453, $4,333 and $3,256, respectively.

The estimated aggregate amortization expense for intangible assets owned as of December 31, 2006 for each of the five succeeding years and thereafter is as follows:

2007	$59,012
2008	63,230
2009	56,191
2010	50,115
2011	44,969
Thereafter	214,786

Total	$488,303

6. Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2006	2005	2004
Numerator:
Net income	$96,984	$80,168	$105,556

Denominator:
Weighted average common shares outstanding for basic EPS	53,160	50,953	49,469
Dilutive effect of stock-based compensation awards	1,085	706	732

Weighted average common shares outstanding for diluted EPS	54,245	51,659	50,201

Earnings per share:
Basic	$1.82	$1.57	$2.13

Diluted	$1.79	$1.55	$2.10

For the years ended December 31, 2006, 2005 and 2004, outstanding stock options of 290 shares, 41 shares, and 2,899 shares, respectively, had exercise prices in excess of the average fair market value of the Company’s common stock for the related years and were excluded from the calculation of diluted earnings per share because of their antidilutive effect. Antidilutive options could become dilutive in the future. In addition, shares issuable upon conversion of the 3.75 percent convertible senior notes were excluded from the calculation of diluted earnings per share as of December 31, 2006 because the Company’s stock price had not exceeded the conversion price.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

7. Inventories

Inventories, stated at the lower of first-in, first-out (FIFO) cost or market, consisted of the following:

	December 31,
	2006	2005
Raw materials	$50,085	$24,694
Work in process	79,577	38,850
Finished goods	127,004	89,486

Total inventories	$256,666	$153,030

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2006	2005
Land	$20,673	$10,179
Leasehold improvements	17,593	12,667
Buildings and improvements	310,654	230,869
Production and other equipment	356,688	290,486
Construction in progress	91,665	85,057

	797,273	629,258
Less: accumulated depreciation	(271,370)	(258,009)

Property, plant and equipment, net	$525,903	$371,249

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $55,824, $46,324 and $41,222, respectively.

The Company has excluded accrued liabilities of $9,139 as non-cash investing activity from the consolidated statements of cash flows in 2006 related to property, plant and equipment that has not yet been paid as of December 31, 2006.

9. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2006	2005
Deferred revenue	$11,586	$7,722
Retirement plans	9,940	8,724
Accrued compensation	71,634	53,350
Other	78,931	45,859

Total	$172,091	$115,655

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

10. Debt

Short-term debt

Short-term debt consisted of the Company’s 7.5 percent ten-year unsecured notes in the aggregate amount of $100,000, which are due in April 2007. Interest is payable semi-annually in April and October. As of December 31, 2006, the notes had a fair market value of $100,340.

Long-term debt

The Company’s long-term debt consisted of the following:

	December 31,
	2006	2005
7.5% senior notes due 2007	$—	$100,000
Revolving credit facility	422,442	452,285
3.75% convertible senior notes due 2026	565,000	—
5.875% senior notes due 2016, net of discount	328,814	—

Total long-term debt	$1,316,256	$552,285

In June 2006, the Company issued $895,033 of long-term debt. These proceeds and borrowings under the Company’s revolving credit facility were used primarily to fund the Serologicals acquisition.

Revolving credit facility

The Company entered into an agreement for a five-year unsecured revolving credit facility (the “Revolver”) in December 2005. The Revolver agreement originally provided for a domestic revolving credit facility and a foreign credit facility each with a maximum borrowing of €430,000. The combined borrowings at any one time under both revolving credit facilities may not exceed €430,000 in the aggregate. The domestic revolving credit facility includes a €65,000 letter of credit subfacility and a €17,500 swingline subfacility. The Company may elect to increase the credit facilities by an amount not in excess of €130,000. The Company may prepay any outstanding borrowings in whole or in part without premium or penalty. As of December 31, 2006 and 2005, outstanding letters of credit were $1,808 and $2,657, respectively.

The acquisition of Serologicals on July 14, 2006 and the related financing required the Company to change certain terms of the Revolver agreement. Accordingly, the Company amended the agreement in June 2006 (some of which became effective on July 14, 2006) to:

•	permit the consummation of the Serologicals acquisition and issuance and incurrence of certain additional indebtedness in connection with the acquisition;

•	extend the maturity date to June 6, 2011;

•	modify interest rate and commitment fee adjustments based on specified credit ratings;

•	require the pledge of substantially all of the Company’s assets to secure its obligations under the Revolver if specified credit rating levels are reached; and

•	adjust certain restrictions and financial covenants.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The Company again amended the Revolver agreement in July 2006 to increase the borrowing availability under the domestic facility from €430,000, or $567,657, to €465,000, or $613,861.

The Company may choose an interest rate equal to either LIBOR plus an applicable margin as provided for in the new credit agreement or a base rate defined as the higher of the annual rate of the lead bank’s prime rate or the federal funds rate plus 0.50 percent for borrowings under the new credit agreement. Interest is payable quarterly or, if earlier, at the end of an interest period. The Company is required to pay a commitment fee ranging between 0.0675 percent and 0.60 percent annually, based on the debt rating, on unused commitments. As of December 31, 2006, the Company had €145,000, or $191,419, available for borrowing on the Revolver.

The Company is required to maintain certain leverage and interest coverage ratios set forth in the Revolver agreement. As of December 31, 2006, the Company was compliant with all financial covenants specified in the amended Revolver agreement. The agreement also includes limitations on the Company’s ability to incur additional indebtedness; to merge, consolidate, or sell assets; to create liens; and to make payments in respect of capital stock or subordinated debt, as well as other customary covenants and representations.

The following table summarizes the financial covenant requirements and the Company’s compliance with these covenants as of December 31, 2006:

Covenant	Requirement	Actual at December 31, 2006
Maximum leverage ratio	4.75:1.0	4.16:1.0
Minimum interest coverage ratio	3.50:1.0	6.33:1.0

The following table summarizes the Company’s future financial covenant requirements:

Fiscal Quarter Ending	Maximum Leverage Ratio	Minimum Interest Coverage Ratio
March 31, 2007	4.50:1.0	3.50:1.0
June 30, 2007	4.25:1.0	3.50:1.0
September 30, 2007	3.75:1.0	3.50:1.0
December 31, 2007 and thereafter	3.50:1.0	3.50:1.0

As of December 31, 2006, the Company had borrowed €320,000, or $422,442, under the Revolver. The borrowings were classified as long-term debt because of the Company’s ability and intent to continuously refinance such borrowings. The Company recorded $2,806 of deferred financing costs associated with amending the Revolver agreement and will amortize the costs over the term of the agreement, or five years. For the year ended December 31, 2006, the weighted average interest rate for the Revolver was 3.3 percent.

3.75% convertible senior notes due 2026

In June 2006, the Company issued $565,000 in aggregate principal amount of convertible senior notes (the “Convertible Notes”) in a private placement offering. The Convertible Notes bear interest at 3.75 percent per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2006. Commencing with the six-month period beginning on December 1, 2011, if the average trading price of the Convertible Notes for the five consecutive trading days preceding such six-month periods equals 120 percent or

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

more of the principal amount, contingent interest (“the Contingent Interest feature”) will accrue on the Convertible Notes at the rate of 0.175 percent of the average trading price of the Convertible Notes. The Convertible Notes are senior unsecured obligations and rank equally with all of the Company’s existing and future senior unsecured indebtedness. The Convertible Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness and all existing and future liabilities of the Company’s subsidiaries, including trade payables. The Convertible Notes will mature on June 1, 2026. The Company recorded $13,361 of deferred financing costs associated with the issuance of the Convertible Notes and will amortize the amount over 5.5 years starting from the issuance date.

Holders of the Convertible Notes may convert their notes into cash and, if applicable, shares of Millipore’s common stock prior to June 1, 2026 under certain conditions. The Convertible Notes may be converted if the closing sale price of Millipore’s common stock for each of the 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120 percent of the conversion price in effect on the last trading day of the immediately preceding calendar quarter. The Convertible Notes may also be converted during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price per $1,000 principal amount of the Convertible Notes was equal to or less than 97 percent of the average conversion value of the notes during this period. The Convertible Notes will also be convertible if the Company makes certain distributions on its common stock or engages in certain transactions; if the Company calls the Convertible Notes for redemption; and at any time from November 1, 2011 through December 1, 2011; and on or after June 1, 2024. Upon conversion, the Convertible Notes will be convertible into cash for the principal amount and shares of Millipore’s common stock for the conversion premium, if any, based on an initial conversion rate of 11.0485 shares per $1,000 principal amount (which represents an initial conversion price of approximately $90.51 per share), subject to adjustments.

On or after December 1, 2011, the Company has the option to redeem the Convertible Notes at a redemption price equal to 100 percent of the principal amount of the notes, plus accrued but unpaid interest (the “Call Option”). On each of December 1, 2011, June 1, 2016 and June 1, 2021, holders of the Convertible Notes have the option to require the Company to purchase all or a portion of their notes at a purchase price in cash equal to 100 percent of the principal amount of the notes, plus accrued but unpaid interest (the “Put Option”). Holders may also require the Company to repurchase all or a portion of their notes upon a fundamental change at a repurchase price in cash equal to 100 percent of the principal amount of the notes to be repurchased, plus accrued but unpaid interest.

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

The Convertible Notes were issued to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) in a private placement transaction. The Company was required to file and maintain an effective shelf registration statement under the Securities Act within 180 days after issuance of the Convertible Notes for the resale of the Convertible Notes and the shares of common stock issuable upon conversion of the Convertible Notes. In the event that the Company failed to file an effective registration statement, the Company would have

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

been required to pay additional interest equal to 0.25 percent per annum of the aggregate principal amount of the Convertible Notes for the 90-day period beginning on the date of the registration default and thereafter at a rate per year equal to 0.50 percent (“Additional Interest”). The Company fulfilled its initial obligation by filing the required registration statement on Form S-3 on August 9, 2006.

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

As of December 31, 2006, the Convertible Notes had a fair market value of $583,363.

The Company evaluated the Convertible Notes agreement for potential embedded derivatives under SFAS No. 133 and related applicable accounting literature, including Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19.” The conversion feature, the Make-whole Payment, the Put Option of the holder, and the Call Option of the Company were determined to not meet the embedded derivative criteria as set forth by SFAS No. 133. Therefore, no fair value has been recorded for these items. The Contingent Interest feature and the conversion feature related to the trading price of the Convertible Notes represent embedded derivatives that require separate recognition of fair value apart from the Convertible Notes under SFAS No. 133. As a result, the Company was required to separate the value of these items from the Convertible Notes and record a liability on the consolidated balance sheet. As of December 31, 2006, both the Contingent Interest feature and the conversion feature had nominal values and, therefore, were not recorded in the consolidated financial statements. The Company will continue to evaluate the materiality of the value of these items on a quarterly basis and record the resulting adjustment, if any, in the consolidated balance sheet and statement of operations. The Company evaluated the “Additional Interest” provision of the registration rights clause in accordance with EITF Issue No. 05-4 and concluded that the item should be evaluated separately as a liability. The Company fulfilled its initial registration obligation and therefore has no liability in connection with this provision as of December 31, 2006.

5.875% senior notes due 2016

In June 2006, the Company issued €250,000, or $330,033, in aggregate principal amount of 5.875 percent senior notes (the “Euro Notes”) due in 2016. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, beginning on December 30, 2006. The Euro Notes were issued at 99.611 percent of the principal amount, which resulted in an original issue discount of €973, or $1,233. The Euro Notes are senior unsecured obligations and rank equally with all of the Company’s existing and future senior unsecured indebtedness. The Company recorded $3,321 of deferred financing costs associated with the issuance of the Euro Notes and will amortize the amount over 10 years starting from the issuance date.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

If the acquisition of Serologicals did not occur, the Company would have been required to repurchase the Euro Notes on or before October 31, 2006 at a redemption price, payable in cash, equal to 101 percent of the principal amount, plus accrued and unpaid interest (the “Repurchase Obligation”). Upon the occurrence of any change in control, holders of the Euro Notes may require the Company to repurchase all of their Euro Notes for a cash price equal to 101 percent of the principal amount, plus accrued and unpaid interest thereon (the holder’s “Put Option”). Before June 30, 2016, the Company may, at its option, redeem the Euro Notes, in whole or in part, for cash, at a redemption price equal to 100 percent of the principal amount of the Euro Notes it redeems, plus applicable “make-whole” premium (“call options”). In addition, the Company may redeem at its option in whole, but not in part, at a redemption price equal to 100 percent of the principal amount, plus accrued and unpaid interest, upon the occurrence of certain tax events in the United States (“call options”). The Company evaluated the Euro Notes agreement for potential embedded derivatives under SFAS No. 133 and determined that the Company’s call options, the holder’s Put Option, and the Company’s Repurchase Obligation do not meet the embedded derivative criteria as set forth by SFAS No. 133.

The indenture for the Euro Notes places certain restrictions on the Company’s ability to create, incur, assume or suffer liens on its manufacturing plants and other principal facilities in the United States and to enter into certain sale-leaseback transactions. The Company would also be considered in default if it fails to fulfill its redemption obligations, make required interest payments, provide notice to holders of the Euro Notes in certain specified circumstances, or cure its default on any indebtedness of the Company or its subsidiaries in the aggregate principal amount of $50,000 or more. If an event of default has occurred and is continuing, the principal amounts of the Euro Notes plus any accrued interest thereon may become immediately due and payable. The Company is currently in compliance with the covenant restrictions.

As of December 31, 2006, the Euro Notes had a fair market value of €263,775, or $348,218.

11. Income Taxes

The Company’s provisions for income taxes are summarized as follows:

	Year ended December 31,
	2006	2005	2004
U.S. and foreign (loss) income before income taxes:
U.S.	$(12,564)	$38,650	$49,829
Foreign	132,947	98,883	80,650

Income before income taxes	$120,383	$137,533	$130,479

Domestic and foreign (benefit from) provision for income taxes:
U.S. Federal	$(8,405)	$33,591	$5,676
Foreign	29,796	21,560	16,218
U.S. State	71	2,214	3,029

	$21,462	$57,365	$24,923

Current and deferred provision for (benefit from) income taxes:
Current	$35,700	$46,134	$23,726
Deferred	(14,238)	11,231	1,197

	$21,462	$57,365	$24,923

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Deferred income taxes represents the tax effects of transactions that are reported in different periods for tax and financial reporting purposes. These amounts consist of the tax effects of temporary differences between the tax and financial reporting balances and tax carryforwards. Pursuant to SFAS No.109, current and non-current deferred income tax assets and liabilities within the same tax jurisdiction are generally offset for presentation in the consolidated balance sheets.

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Inventory related transactions	$41,516	$47,285
Retirement plans and postretirement benefits	17,359	12,531
Tax credits	46,927	32,986
Net operating loss carryforwards	32,458	5,857
Capitalized research and development costs	17,708	19,880
Intangible assets and goodwill	47,630	4,599
Deferred state tax assets	26,781	24,224
Accrued expenses	27,585	12,363
Other	25,719	12,665

Total deferred tax assets	283,683	172,390
Valuation allowance	(29,146)	(24,224)

Total deferred tax assets, net of valuation allowance	254,537	148,166

Deferred tax liabilities:
Purchased intangible assets	182,967	9,106
Other	20,530	20,646

Total deferred tax liabilities	203,497	29,752

Net deferred tax assets	$51,040	$118,414

At December 31, 2006, the Company had gross federal net operating loss carryforwards of approximately $100,391 that will begin to expire in 2025 through 2026. The Company also has foreign net operating loss carryforwards of approximately $22,988 that will begin to expire in 2009 through 2026 or can be carried forward indefinitely. When net operating losses are realized, approximately $9,546 of tax benefits from the Company’s stock plan activities will be recorded in additional paid in capital. The Company has general business credit carryforwards of approximately $10,886 that expire in the years 2007 through 2026. In addition, the Company has alternative minimum tax credit carryforwards of approximately $10,878, which can be carried forward indefinitely.

Valuation allowances were established for the expiration of federal and state research credits, state investment credit carryforwards, some foreign and state net operating loss carryforwards, and a capital loss carryforward. Although realization is not assured, the Company believes it is more likely than not that the remainder of deferred tax assets, net of valuation allowances, will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

There is a valuation allowance related to federal research credits in the amount of $1,121. At December 31, 2006, the Company also had $26,800 of state tax credits and net operating loss carryforwards against which a valuation allowance of $21,025 is provided. There is a valuation allowance on the capital loss carryforward amount of approximately $2,587 and foreign net operating loss carryforwards of approximately $4,413 at December 31, 2006.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered indefinitely invested outside the U.S. The pre-tax income from Ireland, Sweden and United Kingdom are considered indefinitely reinvested overseas. This determination was made for the second half of the year for Sweden and United Kingdom. The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These earnings amounted to $94,482 at December 31, 2006. If earnings of such foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of $24,427 would have been required at December 31, 2006.

On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (the “AJCA”). The AJCA contained a number of provisions which affected the Company. One provision of the AJCA established a special deduction for “Qualified Domestic Production Activities.” This AJCA provision applies to Millipore because the Company is a U.S. manufacturer. The special deduction starts at 3 percent of “Qualified Production Income” (“QPI”) as defined in the AJCA in 2005 and will be 9 percent of QPI when fully phased in after 2009. The Company received a benefit under the QPI provision amounting to $0 and $349 in 2006 and 2005, respectively.

A second provision of the AJCA provided a temporary incentive for a U.S. company to repatriate funds deemed to be permanently reinvested outside the U.S. at a reduced effective federal tax rate on qualified amounts. Under this provision of the AJCA, the Company repatriated approximately $500,000 and provided taxes of $30,634 in December 2005. As a result of this repatriation transaction, there were no cumulative earnings outside the United States upon which U.S. income taxes had not been provided at December 31, 2005.

A summary of the differences between the Company’s worldwide effective tax rate and the United States statutory federal income tax rate is as follows:

	Year ended December 31,
	2006	2005	2004
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Puerto Rico tax rate benefit	—	(3.2)	(3.4)
Ireland, Sweden and UK tax rate benefit	(16.1)	(10.8)	(10.9)
State income tax, net of federal income tax benefit	0.1	0.2	1.5
Export sales benefit	(0.5)	(0.7)	(1.6)
Change in valuation allowance	—	(2.5)	—
U.S. tax on repatriation of foreign earnings	—	22.2	—
Decrease in tax reserves	—	—	(1.6)
Write-off of purchased in-process research and development	—	0.8	—
Other	(0.7)	0.7	0.1

Effective tax rate	17.8%	41.7%	19.1%

The Company is a worldwide business. The Company is subject to tax audits on a regular basis. Because significant judgment is required in determining the Company’s worldwide provision for income taxes, the Company periodically assesses the Company’s exposures related to the Company’s provision for income taxes

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

and appropriately accrue taxes for contingencies that may result in potential tax obligations. The Company believes the reserves are necessary to adequately reflect tax obligations which may arise out of current and future audits. Any reduction of these contingent liabilities or additional assessment would increase or decrease income, respectively, in the period such determination is made.

In the normal course of business, various tax authorities examine the Company, including the Internal Revenue Service (“IRS”). In 2006, the IRS completed the examination phase of 2002 and 2003 and commenced examination of 2004 and 2005. Although the outcome of these examinations cannot currently be determined, the Company believes adequate provision has been made for any potential unfavorable financial statement impact.

Tax exemptions relating to Ireland operations are effective through 2010. The special U.S. federal tax regime applicable to the Company’s Puerto Rico operations expired on December 31, 2005.

12. Stock Plans and Stock-based Compensation

Stock Incentive Plan

As of January 1, 2006, the Company had two share-based compensation plans, the “1999 Stock Incentive Plan” (the “1999 Plan”) and the “1999 Stock Option Plan for Non-Employee Directors” (the “Directors’ Plan”). On April 26, 2006, the Company’s shareholders approved amendments to the 1999 Plan to permit awards of equity incentive compensation to non-employee directors of the Company under the 1999 Plan and to add to the 1999 Plan the 119 shares of the Company’s common stock then remaining available for grant under the Directors’ Plan. Also as of April 26, 2006, the Directors’ Plan was terminated, except that any option grant previously made under the Directors’ Plan remained in effect pursuant to its terms.

The 1999 Plan, as in effect at December 31, 2006, allowed for the issuance of a total of 11,321 shares of common stock, of which 119 represent new shares from the Directors’ Plan. The types of awards permitted under the 1999 Plan include stock options, restricted stock, stock appreciation rights and stock units (including restricted stock units). The Company may condition the grant or vesting of awards on the satisfaction of performance conditions. The exercise price of the stock options may not be less than the fair market value of the Company’s common stock at the time of grant. Stock options generally vest over a four-year period and expire no later than ten years from the date of grant. Restricted stock awards represent shares of common stock issued to employees subject to forfeiture if the vesting conditions are not satisfied. Restricted stock units represent the right to receive shares of common stock upon meeting specified vesting requirements. The vesting conditions for the Company’s restricted stock awards and restricted stock units are determined by the Board of Directors at the time of grant. Restricted stock and restricted stock units, which are awarded at no cost to employees, cannot be sold, assigned, transferred or pledged during the restriction period. The restriction or vesting period ranges from two to four years. In most instances, shares are subject to forfeiture should employment terminate during the restriction period.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

A summary of stock option activities with respect to the 1999 Plan and the Directors Plan is as follows:

	Stock Options
	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1, 2004	5,830	$39.86
Granted	2,189	$51.27
Exercised	(852)	$51.82
Canceled or expired	(112)	$42.96

Outstanding at December 31, 2004	7,055	$44.08

Granted	305	$53.45
Exercised	(2,397)	$44.41
Canceled or expired	(303)	$43.04

Outstanding at December 31, 2005	4,660	$44.60

Granted	258	$67.20
Exercised	(1,296)	$43.42
Canceled or expired	(123)	$45.90

Outstanding at December 31, 2006.	3,499	$46.66	6.3

Exercisable at December 31, 2004	5,044	$46.55

Exercisable at December 31, 2005	3,166	$45.96

Exercisable at December 31, 2006	2,280	$45.59	5.6

The following table summarizes information about stock options at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$24.26–$31.94	848	5.4	$31.43	519	$31.11
$32.65–$48.72	987	6.5	$45.18	577	$43.10
$48.91–$51.99	718	7.3	$51.48	545	$51.78
$52.22–$64.42	704	5.5	$55.00	633	$54.23
$64.68–$75.25	242	9.1	$67.56	6	$66.07

$24.26–$75.25	3,499	6.3	$46.66	2,280	$45.59

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

At December 31, 2006, the total aggregate intrinsic value for options currently exercisable and options outstanding was $47,914 and $70,005, respectively. These values represent the total pre-tax intrinsic value based on the Company’s closing common stock price of $66.60 as of December 31, 2006. This intrinsic value represents the value that would have been received by the option holders had option holders exercised all of their options as of that date. Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $32,118, $32,297, and $16,830, respectively. The total fair value of shares of restricted stock and restricted stock units vested during the years ended December 31, 2006, 2005, and 2004 was $166, $1,450, and $0 respectively.

The following table summarizes the status of unvested restricted stock awards and restricted stock units as of December 31, 2006 as well as changes during the year ended December 31, 2006:

	Shares	Weighted Average Grant-date Fair Value
Unvested January 1, 2006	15	$55.09
Granted	243	$66.74
Vested	(3)	$63.79
Forfeited	(10)	$66.79

Unvested at December 31, 2006	245	$66.08

Employees’ Stock Purchase Plan

The Company’s Employees’ Stock Purchase Plan (the “ESPP”), which was discontinued in February 2005, allowed for the issuance of up to 1,300 shares of common stock. The ESPP allowed eligible employees to purchase the stock at 85 percent of the lesser of the fair market value of the common stock on June 1, the beginning of the ESPP plan year, or the closing price at the end of every three months. Each employee could purchase up to 10 percent (up to a maximum of $25) of eligible compensation. In 2005 and 2004, shares issued under the ESPP were 20 and 86, respectively.

Non-Employee Director Deferred Compensation Agreements

Through 2001, deferred compensation agreements for non-employee directors allowed for these directors to defer their directors’ fees by converting them to deferred compensation phantom stock units based on 100 percent of the fair market value of Millipore common stock on periodic conversion dates. Upon retirement or earlier termination of service from the Board of Directors, the cash equivalent of the phantom stock units is distributed in annual installments over ten years. The Company records a compensation adjustment related to the change in the fair market value of stock at the grant date as compared to the current fair market value of the stock. In June 2002, such conversion to phantom stock units was discontinued, and deferred compensation agreements between the Company and certain non-employee directors thereafter allowed for a cash deferral of directors’ fees. In connection with these deferred compensation arrangements, the Company recorded compensation expense of $191, $889 and $470 in 2006, 2005 and 2004, respectively.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Stock-based Compensation

The following table presents stock-based compensation expense included in the Company’s consolidated statement of operations for the year ended December 31, 2006:

Year ended December 31, 2006
Reduction to:
Cost of sales	$1,803
Selling, general and administrative expenses	8,860
Research and development expenses	1,632
Income before income taxes and minority interest	12,295
Provision for income taxes	(3,881)
Net income	8,414
Earnings per share:
Basic	$0.16
Diluted	$0.16

The weighted average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $25.00, $19.90, and $18.37 per option, respectively. The weighted average grant-date fair value of restricted stock and restricted stock units awarded during the years ended December 31, 2006 and 2005 was $66.75 and $61.56 per unit, respectively. No restricted stock units were granted in 2004. The fair value of the fixed option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for option grants:

	Year ended December 31,
	2006	2005	2004
Risk-free interest rate	4.7%	3.8%	3.4%
Volatility factor	33.0%	35.0%	35.0%
Weighted average expected life (in years)	5	5	5
Dividend rate	0.0%	0.0%	0.0%

The Company did not capitalize any stock-based compensation related costs as such costs were not material for the year ended December 31, 2006. Unrecognized stock-based compensation expense was $22,424 at December 31, 2006 and is expected to be recognized over an estimated weighted average amortization period of 1.8 years. The forfeiture rate used in the share-based compensation expense calculation for the year ended December 31, 2006 was 4 percent.

Pursuant to requirements in SFAS No. 123(R), the Company reclassified unearned compensation balance of $290 related to restricted stock awards to additional paid-in capital as of January 1, 2006.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Prior to its adoption of SFAS No. 123(R) on January 1, 2006, the Company applied the recognition and measurement provisions of APB Opinion No. 25 in accounting for stock-based compensation plans and complied with the disclosure requirements under SFAS No. 123. The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004, respectively, as if the Company had accounted for its stock-based employee compensation under the fair value method:

	Year ended December 31,
	2005	2004
Net income, as reported	$80,168	$105,556
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	3,634	1,563
Deduct:
Pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects (excluding acceleration of out-of-the-money options)	(9,937)	(27,429)
Pro forma stock-based employee compensation expense determined under fair value based method for the acceleration of out-of-the-money options, net of related tax effects	—	(16,671)

Pro forma net income	$73,865	$63,019

Earnings per share:
Basic, as reported	$1.57	$2.13

Basic, pro forma	$1.45	$1.27

Diluted, as reported	$1.55	$2.10

Diluted, pro forma	$1.41	$1.25

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

13. Employee Benefit Plans

The Company sponsors numerous domestic and employee benefit plans, which are discussed below.

Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. Prior to the adoption of the recognition provisions of SFAS No. 158, the Company accounted for its defined benefit post-retirement plans under SFAS No. 87, “Employers Accounting for Pensions” (“SFAS No. 87”) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”). SFAS No. 87 required that a liability (minimum pension liability) be recorded when the accumulated benefit obligation (ABO) liability exceeded the fair value of plan assets. Any adjustment was recorded as a non-cash charge to accumulated other comprehensive income in shareholders’ equity. SFAS No. 106 required that the liability recorded should represent the actuarial present value of all future benefits attributable to an employee’s service rendered to date. Under both SFAS No. 87 and SFAS No. 106, changes in the funded status were not immediately recognized, rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of SFAS No. 158, the Company recognized the amounts of prior changes in the funded status of its post-retirement benefit plans through accumulated other comprehensive income (loss). As a result, the Company recognized the following adjustments in individual line items of its consolidated balance sheet as of December 31, 2006:

	Prior to adoption of SFAS No. 158	Effect of adopting SFAS No. 158	As reported at December 31, 2006
U.S. Retirement Plan:
Other assets	$—	$—	$—
Liability for pension benefits	$17,953	$—	$17,953
Accumulated other comprehensive income	$14,539	$—	$14,539

U.S. Postretirement Plan:
Other assets	$—	$—	$—
Liability for pension benefits	$13,128	$(2,823)	$10,305
Accumulated other comprehensive income	$—	$(2,823)	$(2,823)

Foreign Plans:
Other assets	$848	$(145)	$703
Liability for pension benefits	$13,613	$5,383	$18,996
Accumulated other comprehensive income	$138	$5,528	$5,666

The Company uses a December 31 measurement date for all of its retirement and postretirement benefit plans, except for one foreign plan that uses September 30.

In addition, the Company uses the SFAS No. 87 accounting method to accrue for liabilities under certain employee benefit programs that are based on the employees’ years of service. Upon adopting SFAS No. 158, the Company recorded a $639 increase to other liabilities and a $415 reduction to accumulated other comprehensive income, net of deferred taxes of $224.

United States Plans

Employee Savings Plans. The Millipore Corporation Employees’ Participation and Savings Plan (the “Participation and Savings Plan”) is maintained for the benefit of all U.S. employees and combines both a defined

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

contribution plan (the “Participation Plan”) and an employee §401(K) savings plan (the “Savings Plan”). The Company’s contributions to the Participation Plan are allocated among U.S. employees who have completed at least two years of continuous service on the basis of the compensation they received during the year for which the contribution is made. The Savings Plan allows employees to make certain tax-deferred voluntary contributions upon hire date, which the Company makes a 25 percent matching contribution after one year of service or a 50 percent matching contribution after ten years of service for up to 6 percent of the employees’ eligible compensation. In October 2006, the Company’s Board of Directors approved amendments to the Participation and Savings Plan, effective January 1, 2007, that will allow eligible employees to begin to participate immediately in the 401(k) component of the Participation Plan without any waiting period and increase the Company’s 401(k) matching contribution rates, dollar for dollar, up to the first 6 percent of compensation deferred by the employee. Total expense under the Participation and Savings Plan was $8,322, $7,455 and $7,522 in 2006, 2005 and 2004, respectively.

The Company offers a Supplemental Savings and Retirement Plan for Key Salaried Employees (the “Supplemental Plan”) to certain senior executives. This unfunded plan allows certain salary deferral benefits that would otherwise be lost by reason of restrictions imposed by the Internal Revenue Code limiting the amount of compensation which may be deferred under tax-qualified plans. Amounts deferred are converted into shares of mutual funds selected by the employees and are valued at the closing market prices of those mutual funds. During periods when the market values of the investments increase, the Company’s obligations increase and the Company recognizes additional compensation expense. Total expense recorded under the Supplemental Plan was $796, $405 and $591 in 2006, 2005 and 2004, respectively.

The Millipore Corporation 2000 Deferred Compensation Plan for Senior Management (the “Deferred Compensation Plan”) provides that certain members of senior management may elect to defer a portion of their salary and bonus payments until retirement, termination of employment or the passage of a period of time (not less than three years). The amounts deferred are invested in certain publicly traded mutual funds. Plan participants are fully vested in their respective account balances at all times. The Company recognizes compensation expense related to its obligations to pay the employee’s deferred compensation in the year such compensation is earned. In subsequent periods, the Company recognizes increases or decreases to compensation expense based on the performance of the underlying investments in the Deferred Compensation Plan. Total increase in the market value of the underlying investments recognized as expense under the Deferred Compensation Plan was $44, $42 and $119 in 2006, 2005 and 2004, respectively.

Pension Plans. The Company’s Retirement Plan for Employees of Millipore Corporation (the “Retirement Plan”) is a defined benefit offset pension plan for all eligible U.S. employees. The Retirement Plan provides benefits to the extent that assets of the Participation Plan, described above, do not provide guaranteed retirement income levels set forth under the terms of the Retirement Plan. Guaranteed retirement income levels are determined based on years of service and salary level as integrated with Social Security benefits. Employees are eligible under the Retirement Plan after one year of continuous service and are vested after five years of service. For accounting purposes, the Company uses the projected unit credit cost method of actuarial valuation to determine the service cost and the projected benefit obligations. The actuarial method for funding purposes is the entry age normal cost method. The Company’s funding policy is to contribute amounts annually to the Retirement Plan to satisfy the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 (“ERISA”) plus additional tax deductible amounts as may be advisable under the circumstances. Plan assets are invested primarily in mutual funds that maintain a portfolio of U.S. equity and fixed income securities.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

In October 2006, the Company’s Board of Directors approved certain amendments to the Retirement Plan. The effect of the amendment was to freeze the Retirement Plan effective December 31, 2006, after which no benefits will accrue. The Company will provide eligible participants a one-time final opportunity in early 2007 to transfer balances in their Participation Plan accounts to the Retirement Plan for the purpose of purchasing an annuity under the existing terms of the Retirement Plan. The Company recorded a curtailment loss of $8,664 in the statement of operations in the 2006 fourth quarter as a result of this amendment.

For purposes of determining the curtailment loss associated with the freeze of the Retirement Plan and the related one-time opportunity to transfer Participation Plan balances that will be offered to employees in 2007, the Company employed an assumption that 17.1 percent of available balances in the Participation Plan will be transferred into the Retirement Plan. The 17.1 percent assumption was selected based on a review of the Company’s actual transfer experience for the 2003-2005 period as well as 2002 transfer experience related to the spin-off of the Company’s microelectronics business. Actual transfer experience was analyzed to determine the percentage by age grouping of available Participation Plan balances that were transferred to the Retirement Plan. These percentages were then applied to projected balances by age grouping as of December 31, 2006 to determine the estimated balances that will be transferred by age grouping. The total of the balances that are estimated to be transferred by age grouping represents 17.1 percent of total projected plan balances.

Postretirement Benefit Plans. In addition, the Company sponsors unfunded postretirement benefit plans covering all U.S. employees. The plans provide medical and life insurance benefits and are, depending on the plan, either contributory or non-contributory. The accounting for the postretirement benefit plans anticipates future cost-sharing changes that are at the Company’s discretion. The postretirement benefit plans include a limitation on the Company’s share of costs for recent and future retirees.

The following tables summarize the funded status of the Retirement Plan and postretirement benefit plans and amounts reflected in the Company’s consolidated balance sheets.

Obligations and Funded Status

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2006	2005	2006	2005
Change in benefit obligations:
Benefit obligations at beginning of year	$22,676	$20,491	$10,432	$11,290
Service (benefit) cost	(348)	(272)	425	410
Interest cost	1,420	1,121	548	541
Actuarial value of transfers from Participation Plan and Plan participants’ contributions	6,340	2,380	225	216
Actuarial loss /(gain)	378	626	(554)	(1,240)
Benefits paid	(1,804)	(1,670)	(771)	(785)
Curtailments	8,664	—	—	—

Benefit obligations at end of year	37,326	22,676	10,305	10,432

Change in plan assets:
Fair value of plan assets at beginning of year	15,189	13,459	—	—
Actual return on plan assets	1,252	344	—	—
Company contributions	1,037	1,513	546	569
Plan participant contributions	3,699	1,543	225	216
Benefits paid	(1,804)	(1,670)	(771)	(785)

Fair value of plan assets at end of year	19,373	15,189	—	—

Funded status at end of year	$(17,953)	$(7,487)	$(10,305)	$(10,432)

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2006	2005	2006	2005
Amounts recognized in the statement of financial position consist of:
Intangible asset	$—	$8	$—	$—
Non-current liability	(17,953)	(6,385)	(10,305)	(12,792)

	$(17,953)	$(6,377)	$(10,305)	$(12,792)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$14,539	$11,313	$(2,823)	$—

Information for the Retirement Plan with an accumulated benefit obligation in excess of plan assets:
	December 31,
	2006	2005
Projected benefit obligations	$37,326	$22,676
Accumulated benefit obligations	$37,326	$21,574
Fair value of plan assets	$19,373	$15,189

Components of net periodic benefit cost and other

amounts recognized in other comprehensive income

	Pension Benefits			Postretirement Benefits
	Year ended December 31,			Year ended December 31,
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost:
Service (benefit) /cost	$(348)	$(272)	$(368)	$425	$410	$470
Interest cost	1,420	1,121	1,037	548	541	629
Expected return on plan assets	(1,258)	(1,078)	(870)	—	—	—
Amortization of prior service cost	7	8	8	—	—	—
Amortization of net loss /(gain)	902	677	649	(92)	(107)	(4)

Net periodic benefit cost	$723	$456	$456	$881	$844	$1,095

Additional Information:
Increase in additional minimum pension liabilities included in other comprehensive income	$3,226	$2,052	$1,997	N/A	N/A	N/A

The estimated net loss for the Retirement Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $862. The estimated net gain for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $116.

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

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2006	2005	2006	2005
Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
	Year ended December 31,			Year ended December 31,
	2006	2005	2004	2006	2005	2004
Discount rate	5.50% / 5.75%	5.75%	6.00%	5.50%	5.75%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

Net periodic benefit cost for pension benefits for 2006 was calculated utilizing a discount rate of 5.50 percent for 10 months and 5.75 percent for 2 months because the amendments to the Retirement Plan in October 2006 triggerred a new measurement date under SFAS No. 87.

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

The rate of compensation increase reflects the expected annual salary increase for the plan participants. The rate is estimated based on historical experience and the Company’s current employee compensation strategy.

Plan assets

The weighted average asset allocations by asset category of the Company’s Retirement Plan are as follows:

	December 31,
	2006	2005
Equity securities	59%	60%
Debt securities	40%	39%
Other	1%	1%

Total	100%	100%

The Company’s investment policy includes a periodic review of the Retirement Plan’s investment in the various asset classes. The current asset allocation target is 60 percent equities and 40 percent fixed income.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Assumed healthcare cost trend rates

The following assumptions were used to determine the accumulated postretirement benefit obligations under the Company’s postretirement benefit plans at December 31, 2006 and 2005, respectively.

	Postretirement Benefits
	2006	2005
Healthcare cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2011

Assumed healthcare cost trend rates could have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Increase/(decrease) to total of service and interest cost components	$31	$(25)
Increase/(decrease) to postretirement benefit obligations	$157	$(123)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” As permitted under FSP No. 106-2, the Company elected to defer the accounting for the Act until the issuance of authoritative guidance on the determination of actuarial equivalence for purposes of receiving the federal subsidy. On January 21, 2005, the Center for Medicare and Medicaid Services released the final regulations implementing the Act. Based on these final regulations, the Company determined that most benefits provided by the plan are at least actuarially equivalent to Medicare Part D.

Cash flows

In 2007, the Company expects to contribute $1,442 to its Retirement Plan and $585 to its postretirement benefit plans.

Estimated future benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
		Before Medicare Part D	Impact of Medicare Part D	After Medicare Part D
2007	$1,532	$585	$—	$585
2008	$1,537	$691	$115	$576
2009	$1,548	$678	$129	$549
2010	$1,551	$712	$137	$575
2011	$1,552	$726	$149	$577
2012—2016	$8,259	$4,050	$915	$3,135

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Foreign Plans

The Company sponsors defined benefit retirement plans at various foreign subsidiaries. The Company recognizes the periodic pension expense in the income statement and the associated liabilities in the balance sheet at each of these foreign subsidiaries. The following tables summarize the funded status of significant foreign employee retirement plans and amounts reflected in the Company’s consolidated balance sheets.

Obligations and Funded Status

	Year ended December 31,
	2006	2005
Change in benefit obligations:
Benefit obligations at beginning of year	$33,444	$31,340
Service cost	2,480	2,156
Interest cost	1,361	1,241
Foreign exchange effect	3,285	(4,222)
Actuarial (gain) loss	(439)	2,343
Benefits paid	(629)	(785)
Other	—	1,371

Benefit obligations at end of year	39,502	33,444

Change in plan assets:
Fair value of plan assets at beginning of year	16,622	15,319
Actual return on plan assets	1,531	2,309
Foreign exchange effect	2,035	(1,923)
Company contributions	1,650	1,702
Benefits paid	(629)	(785)

Fair value of plan assets at end of year	21,209	16,622

Funded status at year end	$(18,293)	$(16,822)

Amounts recognized in the statement of financial position consist of:
Non-current asset	$703	$—
Non-current liability	(18,996)	(11,647)

	$(18,293)	$(11,647)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$5,666	$937

The accumulated benefit obligations for these foreign retirement plans were $30,858 and $25,888 at December 31, 2006 and 2005, respectively.

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Information for certain foreign retirement plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31,
	2006	2005
Projected benefit obligations	$20,339	$26,506
Accumulated benefit obligations	$15,654	$22,221
Fair value of plan assets	$3,339	$11,732

Components of net periodic benefit cost and other amounts recognized in other comprehensive income

	Year ended December 31,
	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$2,480	$2,156	$1,903
Interest cost	1,361	1,241	1,136
Expected return on plan assets	(1,145)	(918)	(766)
Amortization of net transition asset	—	47	72
Settlement loss	—	—	158
Amortization of net loss	169	129	153

Net periodic benefit cost	$2,865	$2,655	$2,656

Additional Information:
Increase/(decrease) in additional minimum pension liabilities included in other comprehensive income	$(798)	$(3)	$940

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $128.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

	December 31,
	2006	2005
Discount rate	4.16%	3.86%
Rate of compensation increase	3.01%	2.91%

Weighted-average assumptions used to determine net periodic benefit costs are as follows:

	Year ended December 31,
	2006	2005	2004
Discount rate	3.86%	4.15%	4.27%
Expected return on plan assets	6.29%	6.17%	5.92%
Rate of compensation increase	2.91%	2.92%	2.82%

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

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The rate of compensation increase reflects the expected annual salary increase for the plan participants. The rate is estimated based on historical experience and the Company’s current employee compensation strategy.

Plan Assets

The weighted average asset allocations by asset category for the Company’s foreign retirement plans are as follows:

	December 31,
	2006	2005
Equity securities	71%	68%
Debt securities	7%	9%
Other	22%	23%

Total	100%	100%

The Company’s investment policy includes a periodic review of the retirement plans’ investments in the various asset classes. The current weighted average asset allocation target is 65 percent equities, 15 percent fixed income securities, and 20 percent other investments. Other investments include investments in money market mutual funds and general funds at certain insurance companies.

Cash Flows

The Company expects to contribute $1,281 to its foreign retirement plans in 2007.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid under foreign retirement plans:

2007	$611
2008	$808
2009	$995
2010	$645
2011	$1,232
2012—2016	$8,415

14. Commitments and Contingencies

Leases. The Company occupies space and uses certain equipment under lease arrangements. At December 31, 2006, future minimum rental payments under non-cancelable operating leases with initial terms exceeding one year and the amounts due from tenants on related subleases were as follows:

2007	$19,265
2008	16,314
2009	12,821
2010	9,925
2011	8,120
Thereafter	17,336

Total minimum future rental payments	83,781
Less: amounts due from subleases	(699)

Total minimum future rental payments less sublease income	$83,082

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Rental expense under these lease arrangements in 2006, 2005 and 2004 was $23,794, $18,356 and $19,611, respectively.

Environmental. The Company’s operations are subject to environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. The Company has accrued for the costs of environmental remediation activities and periodically reassesses these amounts. The Company believes that the likelihood of incurring losses materially in excess of amounts accrued is remote.

Other. The Company has purchase commitments totaling $191,137 at December 31, 2006.

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

Following the Company’s decision to consolidate the results of its 40 percent owned Indian Joint-Venture (the “India JV”) in January 2006, the Company learned as a result of our internal controls procedures that certain payment and commission practices at the India JV raise issues of compliance with the U.S. Foreign Corrupt Practices Act. Promptly upon learning of this, the Company’s Audit and Finance Committee engaged outside counsel and commenced an investigation. The Company is currently implementing certain corrective actions. The Company has notified the Securities and Exchange Commission and the Department of Justice of this matter. The operations and financial results of the India JV are not currently, and have not to date been, material to the Company.

As permitted under Massachusetts law and required by the Company’s corporate by-laws, the Company indemnifies its officers and directors for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company has a Directors and Officers liability insurance policy that enables the Company to recover a portion of any future amounts paid. As there were no known or pending claims, the Company has not accrued a liability for these agreements as of December 31, 2006.

In the ordinary course of business, the Company warrants to customers that its products will conform to published or agreed specifications. Generally, the applicable product warranty period is one year from the date of delivery of the product to the customer or of site acceptance, if required. Additionally, the Company typically provides limited warranties with respect to its services. From time to time, the Company also makes other warranties to customers, including warranties that its products are manufactured in accordance with applicable laws and not in violation of third party rights. The Company provides for estimated warranty costs at the time of the product sale. The Company believes its warranty accrual as of December 31, 2006 appropriately reflects the estimated cost of such warranty obligations.

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of its products. Also, from time to time in agreements with its suppliers, licensors and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of its products. The maximum potential amount of future payments the

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Company could be required to make under these indemnification obligations is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. Based on its experience with such indemnification claims, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006.

As part of its past acquisitions and divestitures of businesses or assets, the Company has provided a variety of warranties and indemnifications to the sellers and purchasers that are typical for such transactions. Typically certain of the warranties and the indemnifications expire after a defined period of time following the transaction, but certain warranties and indemnifications may survive indefinitely. As of December 31, 2006, no material claims under these warranties or indemnifications are outstanding, and the Company does not know of any such claims being contemplated.

15. Business Segment and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has evaluated its business activities that are regularly reviewed by the chief operating decision-maker for which separate discrete financial information is available. As a result of this evaluation, the Company has determined that it has two operating segments as of December 31, 2006: Bioprocess and Bioscience, which are aggregated into one reporting segment. Prior to February 2005, the Company had three operating segments: BioPharmaceutical, Laboratory Water and Life Sciences, which were aggregated into one reporting segment. In February 2005, management combined the Laboratory Water and Life Sciences operating segments into one.

The Bioprocess operating segment develops, manufactures and sells consumable products and hardware and provides related services used principally in the development and manufacturing of therapeutic products. The Bioscience operating segment manufactures and sells instrumentation, consumable products and services used in drug discovery and other laboratory applications. For both operating segments, economic characteristics, production processes, products and services, types and classes of customers, methods of distribution and regulatory environments are similar.

The Company attributes net sales to different geographic areas on the basis of the location of the customer. Net sales and long-lived assets (property, plant and equipment and other non-current assets) information by geographic area is as follows:

	Year ended December 31,
	2006	2005	2004
Net Sales
United States	$488,240	$353,136	$311,166
Other Americas	76,523	66,530	56,118

Americas	564,763	419,666	367,284

Europe	491,006	399,592	353,605

Japan	117,623	119,990	115,795
Other Asia/Pacific	81,979	51,783	46,579

Asia/Pacific	199,602	171,773	162,374

Total	$1,255,371	$991,031	$883,263

MILLIPORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

	December 31,
	2006	2005
Long-Lived Assets
United States	$279,871	$188,670
Other Americas	14,088	20,168

Americas	293,959	208,838

France	83,170	75,296
Ireland	115,779	75,318
Other Europe	26,056	8,608

Europe	225,005	159,222

Asia/Pacific	6,939	3,189

Total	$525,903	$371,249

Long-lived assets are net fixed assets attributed to the specific geographic regions.

16. Investments in Affiliated Companies

Millipore has an equity investment in a South African company that is accounted for using the equity method. During 2006 the Company recorded $548 of income and received dividends totaling $523. During 2005, the Company recorded $659 of income and $0 dividends. During 2004, the Company recorded $826 of income and $121 of dividends.

In addition, Millipore has an equity investment in an Indian company that is engaged in the manufacture and sale of certain types of filtration systems and laboratory water purification systems. This investment was previously accounted for using the equity method. In 2006, Millipore identified this entity as a variable interest entity under the FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” As Millipore is deemed the primary beneficiary, results of this Indian entity have been consolidated in Millipore’s consolidated financial statements beginning January 1, 2006. The entity had total net assets of $8,467 at December 31, 2006.

17. Officer Compensation Agreements

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

Dr. Martin D. Madaus joined Millipore as CEO and President and as a Director on January 1, 2005. Dr. Madaus became Chairman of Millipore’s Board of Directors on March 1, 2005. In 2005, the Company reimbursed Dr. Madaus $1,819 for certain compensation from his former employer forfeited by his acceptance of Millipore’s employment offer. The compensation was a combination of $1,433 of cash and 8 shares of restricted stock with a fair market value of $386. The fair value of the restricted stock was recorded as unearned compensation as of the date of grant and will be amortized over the four-year restriction period. Upon the adoption of SFAS No. 123R, the remaining unearned compensation of $290 as of January 1, 2006 was reclassified to additional paid-in capital on the consolidated balance sheet. The Company also paid $94 for his relocation costs in 2005.

In addition, the Company recorded $6,219 in compensation expense related to the separation of certain other executive officers in 2005. The amount consisted of severance, bonus and other benefits related compensation expense of $4,004 and stock option related compensation expense of $2,215 resulting from modification of certain options pursuant to the separation agreements.

MILLIPORE CORPORATION

Quarterly Results (Unaudited)

(In thousands, except per share data)

The Company’s unaudited quarterly results are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2006
Net sales	$268,415	$273,775	$330,117	$383,064	$1,255,371
Cost of sales	125,772	130,249	169,261	200,326	625,608

Gross profit	142,643	143,526	160,856	182,738	629,763
Selling, general and administrative expenses	82,286	87,538	106,785	122,233	398,842
Research and development expenses	18,413	19,717	24,637	23,850	86,617

Operating income	41,944	36,271	29,434	36,655	144,304
Interest income	6,892	9,268	4,713	542	21,415
Interest expense	(4,193)	(7,992)	(16,548)	(16,603)	(45,336)

Income before income taxes	44,643	37,547	17,599	20,594	120,383
Provision for income taxes	10,015	7,986	2,347	1,114	21,462
Minority interest	97	424	439	977	1,937

Net income	$34,531	$29,137	$14,813	$18,503	$96,984

Earnings per share:
Basic	$0.66	$0.55	$0.28	$0.35	$1.82

Diluted	$0.64	$0.54	$0.27	$0.34	$1.79

Weighted average shares outstanding:
Basic	52,713	53,183	53,286	53,452	53,160
Diluted	53,883	54,207	54,172	54,468	54,245

2005
Net sales	$250,178	$244,964	$239,557	$256,332	$991,031
Cost of sales	114,103	116,125	116,862	124,933	472,023

Gross profit	136,075	128,839	122,695	131,399	519,008
Selling, general and administrative expenses	77,433	80,550	72,601	78,445	309,029
Research and development expenses	16,073	17,341	15,709	16,929	66,052
Purchased in-process research and development (1)	—	—	3,149	—	3,149

Operating income	42,569	30,948	31,236	36,025	140,778
Interest income	675	633	894	1,264	3,466
Interest expense	(1,834)	(1,755)	(1,432)	(1,690)	(6,711)

Income before income taxes	41,410	29,826	30,698	35,599	137,533
Provision for income taxes (2)	9,110	5,849	7,824	34,582	57,365

Net income	$32,300	$23,977	$22,874	$1,017	$80,168

Earnings per share:
Basic	$0.65	$0.48	$0.44	$0.02	$1.57

Diluted	$0.64	$0.47	$0.44	$0.02	$1.55

Weighted average shares outstanding:
Basic	49,851	50,143	51,683	52,123	50,953
Diluted	50,327	50,707	52,579	52,964	51,659

For the years ended December 31, 2006 and 2005, each of the quarters basic earnings per share do not sum to the full year basic earnings per share because of rounding. For the year ended December 31, 2006, each of the quarters diluted earnings per share do not sum to the full year diluted earnings per share because of rounding.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting can be found on page 57 of this Form 10-K. The Independent Registered Public Accounting Firm’s report on management’s assessment of our internal control over financial reporting can be found on page 58 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

This item is not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to our directors is incorporated by reference to our definitive Proxy Statement for Millipore’s Annual Meeting of Stockholders scheduled to be held on May 4, 2007 (the “Proxy Statement”) under the caption “MANAGEMENT AND ELECTION OF DIRECTORS”. The Proxy Statement will be filed with the Securities and Exchange Commission not later than April 30, 2007.

The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, and our Audit and Finance Committee and our Audit Committee Financial Expert(s) is incorporated by reference to the Proxy Statement under the captions “OWNERSHIP OF MILLIPORE COMMON STOCK—Section 16(a) Beneficial Ownership Reporting Compliance”, and “Committees, Meetings and Compensation of Directors Shareholder Communications with Directors – Audit and Finance Committee”, respectively.

Information required by this item with respect to our executive officers is set forth under “Executive Officers of the Registrant” in Item 1 of this Form 10-K report.

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

Item 11.	Executiv e Compensation.

The information required by this item with respect to executive compensation, compensation committee interlocks and compensation committee report is incorporated by reference to the Proxy Statement under the caption “Executive Compensation”, “Committees, Meetings and Compensation of Directors; Shareholder Communications with Directors – Management Development and Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Report of the Management Development and Compensation Committee”, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to the Proxy Statement under the caption “Equity Compensation Plan Benefit Information”.

The information required by this item with respect to security ownership of certain beneficial owners and management of the Company is incorporated by reference to the Proxy Statement under the captions “Ownership of Millipore Common Stock—Other Principal Holders of Millipore Common Stock” and “Ownership of Millipore Common Stock—Management Ownership of Millipore Common Stock”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item with respect to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the caption “Certain Relationships and Related Transactions”. The information required by this item with respect to director independence is incorporated by reference to the Proxy Statement under the caption “Corporate Governance—Committees, Meetings and Compensation of Directors; Shareholder Communications with Directors”.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Proxy Statement under the caption “Report of the Audit and Finance Committee”.

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

3. List of Exhibits.

A. The following exhibits are incorporated herein by reference. All referenced Forms 10-K, 10-Q and 8-K are those of Millipore Corporation [Commission File No. 0-1052]:

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
1.1	Purchase Agreement dated as of June 7, 2006 among Millipore, UBS Limited and Goldman, Sachs & Co., as representatives for the initial purchasers named therein	Form 8-K filed June 9, 2006

1.2	Purchase Agreement dated as of June 23, 2006, among Millipore, UBS Limited and Banc of America Securities Limited, as representatives for the initial purchasers named therein	Form 8-K filed June 28, 2006

2.1	Form of Master Separation and Distribution Agreement between Millipore and Mykrolis Corporation+	Form 10-Q for the quarter ended June 30, 2001

2.2	Form of General Assignment and Assumption Agreement between Millipore and Mykrolis Corporation+	Form 10-Q for the quarter ended June 30, 2001

2.3	Agreement and Plan of Merger dated as of April 25, 2006 among Millipore, Charleston Acquisition Corp. and Serologicals Corporation+	Form 8-K filed April 27, 2006

2.4	Share Purchase Agreement dated July 6, 2005 among Millipore International Holding Company B.V., NovAseptic AB, and certain other entities and individuals+	Form 8-K filed July 8, 2005

3(i)	Restated Articles of Organization, as amended May 6, 1996	Form 10-K for year ended December 31, 1996

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
3(ii)	By Laws, as amended	Form 8-K filed February 14, 2005

4.1	Specimen Stock Certificate	Registration Statement on Form S-3 ASR (No. 333-136451)

4.2.1	Common Stock Rights Agreement dated as of April 15, 1988, as amended and restated April 16, 1998 between Millipore and The First National Bank of Boston	Form 8-K filed April 30, 1998

4.2.2	Agreement of Substitution and Amendment of Common Stock Rights Agreement dated as of February 14, 2003 between Millipore and American Stock Transfer and Trust Company	Form 10-Q for the quarter ended March 31, 2003

4.2.3	Amendment of Common Stock Rights Agreement dated May 16, 2003 between Millipore and American Stock Transfer and Trust Company	Form 10-Q for the quarter ended June 30, 2003

4.3	Indenture dated as of April 1, 1997 between Millipore and State Street Bank and Trust Company	Registration Statement on Form S-3 (No. 333-23025)

4.4	Indenture dated as of June 13, 2006 among Millipore, Wilmington Trust Company and Citibank, N.A.	Form 8-K filed June 16, 2006

4.5	Registration Rights Agreement dated as of June 13, 2006 among Millipore and the initial purchasers named therein	Form 8-K filed June 16, 2006

4.5	Indenture dated as of June 30, 2006 among Millipore, Citibank, N.A., and Citibank International plc	Form 8-K filed July 6, 2006

10.1.1	Form of letter agreement with directors relating to the deferral of directors fees and conversion into phantom stock units*	Form 10-K for the year ended December 31, 1998

10.1.2	Form of letter agreement with directors relating to the deferral of directors’ cash compensation*	Form 10-K for the year ended December 31, 2002

10.1.3	Form of Amendment dated August 12, 2004 to Deferral Letter Agreement with Directors of Millipore Corporation*	Form 10-K for the year ended December 31, 2004

10.1.4	Director Compensation*	Form 8-K filed February 21, 2006

10.2.1	1989 Stock Option Plan for Non-Employee Directors*	Form 10-K for the year ended December 31, 1998

10.2.2	Amendment dated November 18, 2003 to 1989 Stock Option Plan for Non-Employee Directors*	Form 10-K for the year ended December 31, 2003

10.2.3	Form of Stock Option Grant to Directors under 1989 Stock Option Plan for Non-Employee Directors*	Form 10-K for the year ended December 31, 2004

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
10.3.1	Amended and Restated 1999 Stock Option Plan for Non-Employee Directors*	Form 10-Q for the quarter ended June 30, 2003

10.3.2	Amendment dated November 18, 2003 to 1999 Stock Option Plan for Non-Employee Directors*	Form 10-K for the year ended December 31, 2003

10.3.3	Form of Stock Option Grant to Directors under 1999 Stock Option Plan for Non-Employee Directors*	Form 10-K for the year ended December 31, 2004

10.4.1	Amended and Restated 1999 Stock Incentive Plan dated April 26, 2006*	Form 10-Q for the quarter ended April 1, 2006

10.4.2	Form of Stock Option Grant to Executive Officers and other employees under 1999 Stock Incentive Plan*	Form 10-K for the year ended December 31, 2004

10.4.3	Form of Restricted Stock Unit Grant to Executive Officers and other employees under 1999 Stock Incentive Plan*	Form 8-K filed February 21, 2006

10.4.4	Form of Nonqualified Stock Option Grant for Nonemployee Directors under 1999 Stock Incentive Plan*	Form 10-Q for the quarter ended September 30, 2006

10.4.5	Form of Restricted Stock Unit Award Document for Nonemployee Directors under 1999 Stock Incentive Plan*	Form 10-Q for the quarter ended September 30, 2006

10.5.1	2000 Deferred Compensation Plan for Senior Management*	Form 10-K for the year ended December 31, 2000

10.5.2	Amendment No. 1 dated March 31, 2001 to 2000 Deferred Compensation Plan for Senior Management *	Form 10-K for the year ended December 31, 2001

10.5.3	Standard Deferred Compensation Agreement*	Form 10-K for the year ended December 31, 2000

10.6.1	Supplemental Savings and Retirement Plan for Key Salaried Employees of Millipore Corporation, as amended through 2000*	Form 10-K for the year ended December 31, 2000

10.6.2	Amendment dated March 31, 2001 to Supplemental Savings and Retirement Plan for Key Salaried Employees of Millipore Corporation*	Form 10-K for the year ended December 31, 2001

10.6.3	Amendment dated November 18, 2003 to Supplemental Savings and Retirement Plan for Key Salaried Employees of Millipore Corporation*	Form 10-K for the year ended December 31, 2003

10.7	Millipore Incentive Plan (f/k/a 2000 Management Incentive Plan)*	Form 10-K for the year ended December 31, 2000

10.8	Form of Executive Termination Agreement with executive officers other than CEO*	Form 10-K for the year ended December 31, 2003

10.9	Form of Officer Severance Agreement with executive officers other than CEO*	Form 10-K for the year ended December 31, 2003

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
10.10.1	Offer Letter to Martin D. Madaus dated October 11, 2004*	Form 10-K for the year ended December 31, 2004

10.10.2	Executive Termination Agreement dated January 1, 2005 between Millipore and Martin D. Madaus*	Form 10-K for the year ended December 31, 2004

10.10.3	Officer Severance Agreement dated January 1, 2005 between Millipore and Martin D. Madaus*	Form 10-K for the year ended December 31, 2004
10.10.4	Restricted Stock Agreement dated January 1, 2005 between Millipore and Martin D. Madaus*	Form 10-Q for the quarter ended October 1, 2005

10.11.1	Management Compensation Changes, Equity Grants and Approval of Payments under the Millipore Incentive Plan*	Form 8-K filed February 21, 2006

10.11.2	Description of 2006 Metrics under the Millipore Incentive Plan*	Form 8-K filed February 21, 2006

10.12.1	Master Patent License Agreement dated as of March 31, 2001 between Millipore and Mykrolis Corporation	Form 10-Q for the quarter ended June 30, 2001

10.12.2	Master Patent Grantback License Agreement dated as of March 31, 2001 between Millipore and Mykrolis Corporation	Form 10-Q for the quarter ended June 30, 2001

10.12.3	Master Trade Secret and Know-How Agreement dated as of March 31, 2001 between Millipore and Mykrolis Corporation	Form 10-Q for the quarter ended June 30, 2001

10.12.4	Tax Sharing Agreement dated as of March 31, 2001 between Millipore and Mykrolis Corporation	Form 10-Q for the quarter ended June 30, 2001

10.13	Net Lease dated August 12, 2002 between Millipore and Getronics Wang Co., LLC, with respect to the Company’s headquarters in Billerica, Massachusetts	Form 10-K for the year ended December 31, 2002

10.14	Officer Severance Agreement dated November 18, 2003 between Millipore and Francis J. Lunger	Form 10-K for the year ended December 31, 2003

10.15.1	Credit Agreement dated as of December 15, 2005 among Millipore and certain of its subsidiaries, Bank of America, N.A., and certain other lenders and arrangers	Form 8-K filed December 20, 2005

10.15.2	Amendment No. 1 and Consent dated as of June 6, 2006 among Millipore and certain of its subsidiaries, Bank of America, N.A., and certain other lenders and arrangers	Form 8-K filed June 9, 2006

10.15.3	Amendment No. 2 dated as of July 13, 2006 among Millipore and certain of its subsidiaries, Bank of America, N.A., and certain other lenders and arrangers	Form 8-K filed July 18, 2006

+	Millipore Corporation agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.
*	A “management contract or compensatory plan”

B. The following exhibits are filed or furnished herewith:

Reg. S-K Item 601(b) Reference	Documents Filed Herewith

(21)	Subsidiaries of Millipore

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney

(31)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

MILLIPORE CORPORATION

Dated: February 28, 2007	By:	/S/ KATHLEEN B. ALLEN
Kathleen B. Allen,
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ MARTIN D. MADAUS Martin D. Madaus	Chairman of the Board of Directors, President and Chief Executive Officer	February 28, 2007

/S/ KATHLEEN B. ALLEN Kathleen B. Allen	Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/S/ ANTHONY L. MATTACCHIONE Anthony L. Mattacchione	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2007

/S/ DANIEL BELLUS* Daniel Bellus	Director	February 28, 2007

/S/ ROBERT C. BISHOP* Robert C. Bishop	Director	February 28, 2007

/S/ MELVIN D. BOOTH* Melvin D. Booth	Director	February 28, 2007

/S/ ROLF CLASSON* Rolf Classon	Director	February 28, 2007

/S/ MAUREEN A. HENDRICKS* Maureen A. Hendricks	Director	February 28, 2007

/S/ MARK HOFFMAN* Mark Hoffman	Director	February 28, 2007

/S/ JOHN F. RENO* John F. Reno	Director	February 28, 2007

/S/ EDWARD M. SCOLNICK* Edward M. Scolnick	Director	February 28, 2007

/S/ KAREN E. WELKE* Karen E. Welke	Director	February 28, 2007

*By:	/S/ JEFFREY RUDIN
Jeffrey Rudin,
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Description

21.1	Subsidiaries of Millipore

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002