Form 10-Q
period 2007-03-31
MILLIPORE CORP /MA
filed 2007-05-09
CIK 66479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

As of April 30, 2007, there were 53,977,181 shares of the registrant’s Common Stock outstanding.

MILLIPORE CORPORATION

In this Form 10-Q, unless the context otherwise requires, the terms “Millipore”, the “Company”, “we” or “us” shall mean Millipore Corporation and its subsidiaries.

PART I

Item 1.	Financial Statements

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Net sales	$371,992	$268,415
Cost of sales	182,129	125,772

Gross profit	189,863	142,643
Selling, general and administrative expenses	122,844	82,286
Research and development expenses	27,464	18,413

Operating income	39,555	41,944

Interest income	471	6,892
Interest expense	(16,748)	(4,193)

Income before income taxes and minority interest	23,278	44,643
(Benefit from) provision for income taxes	(4,350)	10,015
Minority interest	969	97

Net income	$26,659	$34,531

Earnings per share:
Basic	$0.50	$0.66

Diluted	$0.49	$0.64

Weighted average shares outstanding:
Basic	53,751	52,713
Diluted	54,734	53,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$56,566	$77,481
Accounts receivable (less allowance for doubtful accounts of $3,558 and $3,700 as of March 31, 2007 and December 31, 2006, respectively)	278,606	277,410
Inventories	256,407	256,666
Deferred income taxes	53,578	62,978
Assets held for sale	18,808	17,150
Other current assets	25,518	17,670

Total current assets	689,483	709,355
Property, plant and equipment, net	527,698	525,903
Deferred income taxes	16,395	8,366
Intangible assets, net	473,699	488,303
Goodwill	1,012,782	1,014,194
Other assets	25,288	25,370

Total assets	$2,745,345	$2,771,491

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$100,000	$100,000
Accounts payable	105,412	110,017
Income taxes payable	3,803	15,539
Accrued expenses	140,091	172,091
Deferred income taxes	3,843	4,183

Total current liabilities	353,149	401,830
Deferred income taxes	13,946	16,121
Long-term debt	1,296,334	1,316,256
Other liabilities	83,177	83,793

Total liabilities	1,746,606	1,818,000

Minority interest	5,127	5,080
Shareholders’ equity:
Common stock, par value $1.00 per share, 120,000 shares authorized; 53,951 shares issued and outstanding as of March 31, 2007; 53,524 shares issued and outstanding as of December 31, 2006	53,951	53,524
Additional paid-in capital	214,659	196,774
Retained earnings	732,745	706,686
Accumulated other comprehensive loss	(7,743)	(8,573)

Total shareholders’ equity	993,612	948,411

Total liabilities and shareholders’ equity	$2,745,345	$2,771,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net income	$26,659	$34,531
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	30,331	13,480
Business acquisition inventory fair value adjustments	9,165	—
Stock-based compensation	2,916	2,603
Deferred income tax (benefit) provision	(3,508)	4,339
Minority interest	969	97
Other	(6,646)	(6,955)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	875	(18,730)
Increase in inventories	(7,149)	(9,858)
Increase in other assets	(5,516)	(2,708)
Decrease in accounts payable	(4,372)	(858)
Decrease in accrued expenses	(28,978)	(26,649)
Decrease in income taxes payable	(7,613)	(13,575)
Increase in other liabilities	2,486	163

Net cash provided by (used for) operating activities	9,619	(24,120)

Cash flows from investing activities:
Additions to property, plant and equipment	(22,576)	(21,722)
Purchases of marketable securities	—	(452,135)
Proceeds from sales of marketable securities	—	481,138
Other	251	—

Net cash (used for) provided by investing activities	(22,325)	7,281

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	15,396	37,372
Excess tax benefit from stock plan activities	—	6,955
Dividend paid to minority shareholders	(1,014)	—
Repayments of borrowings under the revolving credit facility	(28,822)	—

Net cash (used for) provided by financing activities	(14,440)	44,327

Effect of foreign exchange rates on cash and cash equivalents	6,231	1,759

Net (decrease) increase in cash and cash equivalents	(20,915)	29,247
Cash and cash equivalents at beginning of period	77,481	537,052

Cash and cash equivalents at end of period	$56,566	$566,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1. General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of our management, these condensed consolidated financial statements reflect all significant adjustments necessary for a fair statement of the results for the interim periods presented. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of future trends or our operations for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Our interim fiscal quarter ends on the thirteenth Saturday of each quarter. Since the fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The first fiscal quarters of 2007 and 2006 ended on March 31, 2007 and April 1, 2006, respectively.

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

2. Stock-based Compensation

During the three months ended March 31, 2007, we granted 255 stock options and 317 restricted stock units to certain employees and officers under our current stock plans. Stock-based compensation expense and related income tax benefits recognized in our statement of operations were as follows:

	Three months ended
	March 31, 2007	April 1, 2006
Stock-based compensation expense	$2,916	$2,603
Income tax benefits	(1,018)	(820)

3. Business Acquisitions

Serologicals Corporation

On July 14, 2006, we acquired Serologicals Corporation (“Serologicals”). The total purchase price was $1,474,928 including debt assumed. Serologicals’ assets and liabilities were recorded at fair value at July 14, 2006 under the purchase method. The acquisition purchase price was allocated to net assets acquired, identifiable intangible assets, and goodwill based on their estimated fair values. The purchase price allocation may be revised as a result of additional information regarding assets acquired and liabilities assumed, including contingent liabilities, employee severance and facility closure costs.

At the time of acquisition, we committed to a preliminary plan of integration of certain Serologicals activities, which included closure of facilities, the abandonment or redeployment of equipment, and employee terminations. At July 14, 2006, we recorded severance and relocation cost liabilities amounting to $6,675 and facility closure cost liabilities amounting to $5,877 with corresponding adjustments to goodwill in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The following table is a summary of these liabilities:

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

	Severance and Relocation Costs	Other Facility Exit Costs	Total
Balance at December 31, 2006	$6,187	$5,226	$11,413
Payments	(1,527)	(184)	(1,711)

Balance at March 31, 2007	$4,660	$5,042	$9,702

The results of Serologicals’ operations have been included in the consolidated statement of operations since the acquisition date. The following unaudited pro forma financial information presents the combined results of operations of Millipore and Serologicals as if the acquisition had occurred as of the beginning of the period presented below. The combined results of operations have been adjusted to reflect the amortization of purchased intangible assets and inventory fair value adjustments, additional financing expenses, and other direct costs incurred by Serologicals in connection with the acquisition. The unaudited pro forma financial information is not intended to represent, or be indicative of, our consolidated results of operations that would have been reported had the acquisition been completed as of the date presented and should not be taken as representative of our future consolidated results of operations.

Three Months Ended
April 1, 2006
Net sales	$323,103
Net income	$16,363
Basic earnings per share	$0.31
Diluted earnings per share	$0.30

4. Goodwill

The following table presents changes in our goodwill balances:

	Three Months Ended
	March 31, 2007	April 1, 2006
Balance at beginning of period	$1,014,194	$82,718
Effect of foreign exchange rate changes	(1,412)	1,436

Balance at end of period	$1,012,782	$84,154

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

5. Intangible Assets

Intangible assets, net, consisted of the following:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
March 31, 2007
Patented and unpatented technology	$80,233	$(23,030)	$57,203	5 – 20 years
Trademarks and trade names	42,181	(12,974)	29,207	5 – 20 years
Customer relationships	403,899	(18,952)	384,947	15 – 18 years
Licenses and other	7,016	(4,674)	2,342	5 – 10 years

Total	$533,329	$(59,630)	$473,699

December 31, 2006
Patented and unpatented technology	$80,461	$(20,719)	$59,742	5 – 20 years
Trademarks and trade names	42,292	(11,914)	30,378	5 – 20 years
Customer relationships	404,138	(7,798)	396,340	15 – 18 years
Licenses and other	6,363	(4,520)	1,843	5 – 10 years

Total	$533,254	$(44,951)	$488,303

Amortization expense for the three months ended March 31, 2007 and April 1, 2006 was $14,784 and $1,432, respectively.

The estimated aggregate amortization expense for intangible assets owned as of March 31, 2007 for each of the five succeeding years and thereafter is as follows:

Remainder of 2007	$ 44,255
2008	63,222
2009	56,202
2010	50,078
2011	44,946
Thereafter	214,996

$473,699

6. Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2007	April 1, 2006
Numerator:
Net income	$26,659	$34,531

Denominator:
Weighted average common shares outstanding for basic EPS	53,751	52,713
Dilutive effect of stock-based compensation awards	983	1,170

Weighted average common shares outstanding for diluted EPS	54,734	53,883

Earnings per share:
Basic	$0.50	$0.66

Diluted	$0.49	$0.64

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

For the three months ended March 31, 2007 and April 1, 2006, outstanding stock options of 575 and 191, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. Antidilutive options could become dilutive in the future. In addition, shares issuable upon conversion of the 3.75 percent convertible senior notes were excluded from the calculation of diluted earnings per share as of March 31, 2007 because our stock price had not exceeded the conversion price.

7. Inventories

Inventories stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	March 31, 2007	December 31, 2006
Raw materials	$48,868	$50,085
Work in process	74,349	79,577
Finished goods	133,190	127,004

Total inventories	$256,407	$256,666

8. Property, Plant and Equipment

Accumulated depreciation on property, plant and equipment was $289,707 at March 31, 2007 and $271,370 at December 31, 2006.

9. Debt

Short-term debt

Short-term debt consisted of our 7.5 percent ten-year unsecured notes in the aggregate amount of $100,000. These notes were due on April 1, 2007 and were paid off, including accrued interest of $3,750, with borrowings under our revolving credit facility.

Long-term debt

The Company’s long-term debt consisted of the following:

	March 31, 2007	December 31, 2006
Revolving credit facility	$398,623	$422,442
3.75% convertible senior notes due 2026	565,000	565,000
5.875% senior notes due 2016, net of discount	332,711	328,814

Total long-term debt	$1,296,334	$1,316,256

Revolving credit facility

At March 31, 2007, we had a credit commitment under our revolving credit agreement amounting to €465,000, or $621,077. At March 31, 2007, we had €166,551, or $222,454, available for borrowing under the revolving credit agreement. This revolving credit agreement expires December 15, 2010. At March 31, 2007, we were in compliance with all financial covenants under the revolving credit agreement.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

10. Income Taxes

We adopted the provisions of Financial Accounting Standards Board (the “FASB”) Interpretation No. 48 (“FIN 48”),“Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” as of January 1, 2007. As a result of the implementation of FIN 48, we recognized a $600 adjustment to retained earnings which increased the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and including the opening adjustment, we had $29,200 of unrecognized tax benefits of which $21,300 would affect our effective tax rate if recognized. The unrecognized benefits that would not affect our effective tax rate if recognized relate to the pre-acquisition periods of Serologicals Corporation. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we have approximately $400 of accrued interest related to uncertain tax positions.

We conduct business globally and, as a result, we file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as France, Ireland, Japan, Sweden, the United Kingdom, and the United States.

The major taxing jurisdictions in which we operate and the tax years that remain subject to examination are as follows:

France	2004 – 2006
Ireland	2002 – 2006
Japan	2006
Sweden	1995 – 2006
United States	2002 – 2006
United Kingdom	2004 – 2006

During the three months ended March 31, 2007, we recorded $9,100 of previously unrecognized tax benefits as a result of the completion of tax examinations and a statute of limitations closure. At March 31, 2007, we have $20,100 of unrecognized tax benefits, of which $12,200 would affect our effective tax rate when they are recognized. Over the next 12 months, we may need to record up to $3,000 of previously unrecognized tax benefits that would affect our effective tax rate as a result of favorable resolution of transfer pricing uncertainties surrounding the conclusion of tax audits and statute of limitations closures.

11. Employee Benefit Plans

Effective December 31, 2006, we adopted the recognition and disclosure provisions of the Statement of Financial Accounting Standards (“SFAS”) No.158, “Employers Accounting for Defined Benefit Pension and Other Retirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

We use a December 31 measurement date for all of our retirement and postretirement benefit plans, except for one foreign plan that uses September 30. We currently expect to adopt the measurement date provision of SFAS No. 158 in 2008.

Our net pension and post-retirement benefit costs were as follows:

	U.S. Pension Benefits
	Three Months Ended
	March 31, 2007	April 1, 2006
Components of net periodic benefit cost:
Service cost/ (benefit)	$7	$(88)
Interest cost	287	320
Expected return on plan assets	(212)	(320)
Amortization of prior service cost	—	2
Amortization of net loss	118	211

Net periodic benefit cost	$200	$125

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

	Foreign Retirement Benefits
	Three Months Ended
	March 31, 2007	April 1, 2006
Components of net periodic benefit cost:
Service cost	$676	$600
Interest cost	410	327
Expected return on plan assets	(347)	(274)
Amortization of net loss	36	41

Net periodic benefit cost	$775	$694

	Postretirement Benefits
	Three Months Ended
	March 31, 2007	April 1, 2006
Components of net periodic benefit cost:
Service cost	$108	$125
Interest cost	147	146
Amortization of net gain	(30)	(21)

Net periodic benefit cost	$225	$250

We expect to contribute $1,442 to the U.S. pension plan, $1,281 to the foreign retirement plans, and $585 to the other postretirement benefit plans in 2007. As of March 31, 2007, we have made contributions of $240, $302, and $181 to the U.S. pension plan, the foreign retirement plans, and the other postretirement benefit plans, respectively.

12. Comprehensive Income

The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended
	March 31, 2007	April 1, 2006
Change in additional pension liability adjustments	$4	$(15)
Foreign currency translation adjustments	826	(1,041)

Other comprehensive income (loss)	830	(1,056)
Net income	26,659	34,531

Total comprehensive income	$27,489	$33,475

13. Contingencies

We currently are not a party to any material legal proceedings and have no knowledge of any material legal proceeding contemplated by any governmental authority or third party. We are subject to a number of claims and legal proceedings which, in the opinion of our management, are incidental to our normal business operations. In our opinion, although final settlement of these suits and claims may impact our financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on our financial position, cash flows or results of operations.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

14. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for us as of the beginning of fiscal year 2008. We have not yet assessed the effect, if any, that adoption of SFAS No. 159 will have on our financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006. Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The first fiscal quarter for 2007 and 2006 ended on March 31, 2007 and April 1, 2006, respectively.

General Overview

Millipore is a global life science company that provides technologies, products and services facilitating the discovery, development and production of new therapeutic drugs and vaccines. We serve the worldwide biotechnology, pharmaceutical and life science research industries by improving productivity and efficiency. We primarily sell consumable products. Our products and services are based on a variety of enabling technologies, including filtration, chromatography, cell culture supplements, antibodies and cell lines. In life science research, our Bioscience division offers products and services for drug discovery, gene and protein research, research in the fields of molecular biology, cell biology and immunodetection, and general laboratory applications. For the biotechnology and pharmaceutical industries, our Bioprocess division offers products and services for process development, scale-up, production and quality assurance of therapeutics. Our intimate knowledge of our customers’ research and manufacturing process needs ensures that our products and services are designed to maximize customer benefits.

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

The following table sets forth revenues derived from the Bioprocess and Bioscience divisions as a percentage of our total revenue.

	Three months ended
	March 31, 2007	April 1, 2006
Bioprocess	58%	61%
Bioscience	42%	39%

Total	100%	100%

Our strategy includes maintaining balance across our divisions in order to eliminate the negative impact of any one division, market, or economy. This balance is achieved through the revenue split above and the geographic dispersion of revenue from our divisions. The proportion of our Bioscience revenue to total revenue increased in the 2007 first quarter as a result of the inclusion of Serologicals’ revenue since the July 14, 2006 acquisition date. The composition of our geographic revenues is as follows:

	Three months ended
	March 31, 2007	April 1, 2006
Americas	44%	42%
Europe	39%	41%
Asia/Pacific	17%	17%

Total	100%	100%

The strength of our divisions, value of our divisional and geographic balance, and execution of our strategy resulted in healthy revenue growth in the 2007 first quarter. Both of our divisions experienced organic revenue growth in the 2007 first quarter.

	Bioprocess		Bioscience		Consolidated

	Three months ended		Three months ended		Three months ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Reported growth	31%	9%	51%	5%	39%	7%
Less: Foreign currency translation	5%	(5)%	5%	(5)%	5%	(5)%
Acquisitions	16%	6%	40%	—	26%	3%

Organic growth	10%	8%	6%	10%	8%	9%

Bioprocess division organic revenue grew 10 percent and Bioscience division organic revenue grew 6 percent in the 2007 first quarter versus the prior year comparable period. The strong fundamentals of the biopharmaceutical manufacturing market continue to drive the need for our consumable products, which resulted in better than expected business volume in our Bioprocess division. A driver of this growth is the increase in our customers’ sales and production of monoclonal antibody and vaccine products, which require our differentiated products to produce. Another driver of this growth is approval by the Food and Drug Administration (FDA) of biologic drug supplemental filings, which have increased significantly during 2005 to 2006.

The fundamentals of the life sciences research market continued to be healthy in the 2007 first quarter. Although our Bioscience division’s first quarter growth rate was lower than last year, we anticipate achieving a double digit growth rate for the full 2007 annual period. The primary driver of the 2007 first quarter organic growth was higher sales of our laboratory water products to Asian markets, particularly India, as a result of our continued investment in these markets.

Our 2007 first quarter operating income was lower than the comparable period last year primarily as a result of acquisition integration costs and amortization expenses. These costs and expenses offset the favorable effects of the higher sales volume, an improved business mix, increased prices, and productivity improvements associated with our supply chain initiatives.

Earnings per diluted share (EPS) of $0.49 in the 2007 first quarter decreased $0.15 from the prior year comparable period. This reflected significantly higher interest expense attributable to the debt we raised to finance the acquisition of Serologicals and the lower operating income. The reversal of a tax accrual amounting to $9.1 million, or $0.17 per diluted share, as a result of the completion of tax examinations and a statute of limitations closure somewhat offset the EPS decrease.

Results of Operations

Revenues

Net sales and percent sales growth by division, as compared with the prior year, is summarized in the table below.

	Three Months Ended		Growth
Net sales by division ($ in millions):	March 31, 2007	April 1, 2006
Bioprocess	$214.3	$163.6	31%
Bioscience	157.7	104.8	51%

Total	$372.0	$268.4	39%

Net sales and percent sales growth by geography, as compared with the prior year, is summarized in the table below.

	Three Months Ended		Growth
Net sales by geographic area ($ in millions):	March 31, 2007	April 1, 2006
Americas	$162.7	$113.1	44%
Europe	146.5	109.0	34%
Asia/Pacific	62.8	46.3	36%

Total	$372.0	$268.4	39%

Revenue growth in the 2007 first quarter included organic growth of 8 percent, revenue contributed by acquired companies of 26 percent, and a 5 percent favorable impact from changes in foreign currency translation rates. Changes in product pricing had an insignificant effect on the year-over-year comparison. As discussed above in the “General Overview,” the organic revenue growth came primarily from strength in the global biopharmaceutical market. Serologicals’ revenue amounted to $68.3 million which comprised essentially all of the acquired company revenue in the 2007 first quarter. Serologicals’ revenues were higher than the prior year comparable period primarily attributable to business acquisitions, new product launches, and improved sales and marketing execution.

Bioprocess Division

Revenue growth was primarily attributable to business acquisitions, higher volume, and the favorable effect of changes in foreign currency rates. Changes in foreign currency rates contributed $7.7 million, or 5 percent, to the year-over-year comparison. Revenue growth contributed by acquired businesses for the three months ended March 31, 2007 represented approximately $27.0 million, or 16 percent, of revenue. Excluding the effects of business acquisitions and changes in foreign currency rates, Bioprocess division revenue increased $16.0 million, or 10 percent. Organic revenue growth was primarily attributable to higher sales of filtration and process monitoring tools products. This sales growth was driven by increased large scale biopharmaceutical industry production of biologics, such as monoclonal antibodies and vaccines. Also contributing to the process monitoring tools sales increase was strong 2007 first quarter shipments of NovaSeptum, a product line we acquired as part of the NovAseptic acquisition in the 2005 third quarter. This increase was driven by the effective integration of our sales force following the acquisition, which was in process during the 2006 first quarter. Bioprocess systems sales in the 2007 first quarter were also higher than the prior year comparable period. This was attributable to increased sales of both our large systems and our disposable manufacturing assemblies. Expansion of biologic production capacity, particularly in growing international markets, was the primary driver of this increase.

From a geographic perspective and excluding the effects of acquired businesses and changes in foreign currency translation rates, revenues in the Americas, Europe and Asia/Pacific increased $5.4 million, $5.8 million, and $4.8 million in the 2007 first quarter over the prior year comparable period, respectively. The Americas and European increases were primarily driven by sales of our core process filtration and chromatography media products. The majority of the remaining sales increase occurred in international growth markets, particularly in China and India. These increases were the result of our direct investment in sales and marketing and infrastructure for these markets.

Bioscience Division

Revenue growth was primarily attributable to the Serologicals acquisition, higher volume, and the favorable effect of changes in foreign currency rates. Changes in foreign currency rates contributed $5.1 million, or 5 percent, to the year-over-year revenue growth comparison. The Serologicals acquisition in July 2006 represented approximately $41.6 million of the year-over-year revenue increase. Excluding the effects of foreign currency translation and the Serologicals acquisition, Bioscience division revenue increased $6.2 million, or 6 percent. This growth was driven by increased levels of life science research and development now occurring in both universities and pharmaceutical companies, particularly in international markets. This has caused our customers to build and expand their research laboratories, which results in a higher number of research projects and scientists to perform research in areas such as cardiovascular disease, diabetes, and cancer. This drives higher sales levels of our Biotools products used by those scientists. Our successful implementation of initiatives designed to align sales and product management goals, to prioritize key customer relationships, and to launch targeted sales and marketing campaigns has positioned us well with these research customers, allowing us to serve them early in the drug development process.

From a geographic perspective and excluding the effects of the Serologicals acquisition and changes in foreign currency rates, revenues in the Americas, Europe, and Asia/Pacific increased $1.0 million, $0.3 million, and $4.9 million in the 2007 first quarter over the prior year comparable period, respectively. This reflects the return on our continued investment in sales and marketing infrastructure in growing international markets, such as China and India.

Gross Profit Margin

	Three months ended
($ in millions):	March 31, 2007	April 1, 2006
Gross profit	$189.9	$142.6
Percentage of net sales	51%	53%

Gross profit increased $47.2 million, or 33 percent, in the three months ended March 31, 2007 versus the prior year comparable period. This was attributable to the increased sales volume, an improved business mix as a result of the inclusion of Serologicals in our results, increased prices, and productivity improvements as a result of our supply chain initiatives. However, the gross profit margin declined 210 basis points as these increases were offset primarily by the costs associated with Serologicals inventory fair market value adjustments amounting to $9.2 million, amortization of intangible assets acquired amounting to $2.4 million, and acquisition integration costs amounting to $0.6 million. We expect to incur the remainder of the inventory fair market value adjustment amount of approximately $2.0 million in the second quarter of 2007 as we sell the acquired Serologicals inventory. We also expect 2007 full year amortization affecting gross profit to be approximately $10.3 million. Costs associated with our focused factory initiative (primarily employee separation costs, facility closure costs and accelerated depreciation) also lowered our gross margins both this quarter and in the prior year comparable period. These costs amounted to $3.7 million for the three months ended March 31, 2007 as compared with $4.2 million for the prior year comparable period. We will continue with our focused factory initiative for the remainder of 2007 and plan to move manufacturing operations from two additional locations. We expect focused factory initiative costs to be less than the costs incurred in 2006.

Selling, General and Administrative Expenses

	Three months ended
($ in millions):	March 31, 2007	April 1, 2006
Selling, general and administrative expenses	$122.8	$82.3
Percentage of net sales	33%	31%

Selling, general and administrative (“SG&A”) expenses increased $40.5 million, or 49 percent, in the three month period ended March 31, 2007 versus the prior year comparable period. The primary drivers of the higher SG&A expenses were the inclusion of Serologicals’ SG&A expenses in our operating results, significantly higher amortization of intangible assets, increased labor related costs attributable to increased headcount in both the Bioprocess and Bioscience divisions to support our sales and marketing initiatives, and Serologicals’ integration costs. Amortization expense related to acquisitions increased $10.8 million in the three months ended March 31, 2007 as compared to the prior year comparable period. We expect 2007 full year amortization of intangible assets affecting SG&A expenses to be approximately $48.8 million. Serologicals integration costs were $4.2 million and were primarily attributable to professional advisor fees, employee separations, and incremental travel. We expect to substantially complete the Serologicals integration in the 2007 second quarter and, therefore do not expect to incur significant integration costs in the 2007 second half.

Research and Development Expenses

	Three months ended
($ in millions):	March 31, 2007	April 1, 2006
Research and development expenses	$27.5	$18.4
Percentage of net sales	7%	7%

Research and development (“R&D”) expenses increased $9.1 million, or 49 percent, for the three months ended March 31, 2007 versus the prior year comparable period. Higher R&D expenses were primarily attributable to the inclusion of Serologicals’ R&D expenses in our operating results, increased labor related costs attributable to increased headcount, and increased spending on differentiated new products. This level of investment reflects our continuing focus on improving the effectiveness and efficiency of our R&D organization as evidenced by new product introductions and the product pipeline we are building.

Interest Income/Expense

	Three months ended
($ in millions):	March 31, 2007	April 1, 2006
Interest income	$0.5	$6.9
Interest expense	$16.7	$4.2
Average interest rate during the period	4.6%	3.7%

Interest income decreased $6.4 million, or 93 percent, for the three months ended March 31, 2007 versus the prior year comparable period. This was primarily the result of prior year sales of marketable securities, which proceeds were used, in part, to fund our Serologicals acquisition on July 14, 2006.

Interest expense increased $12.5 million for the three months ended March 31, 2007 versus the prior year comparable period. The increase was attributable to borrowings used to fund the acquisition of Serologicals. More than half of our debt, approximately $731 million, is denominated in Euros. A further weakening of the United States dollar versus the Euro would cause us to incur higher interest expense. Also, our revolving credit facility is comprised of floating rate borrowings based on LIBOR. Increases or decreases in these rates would cause increases or decreases to our interest expense, respectively.

(Benefit from)/Provision for Income Taxes

	Three months ended
	March 31, 2007	April 1, 2006
Effective income tax rate	(19)%	22%

The effective tax rate for the three months ended March 31, 2007 was (19) percent versus 22 percent for the prior year comparable period. During the three months ended March 31, 2007, we recorded $9.1 million of previously unrecognized tax benefits as a result of the completion of tax examinations and the expiry of a statute of limitations. This resulted in a net tax benefit of $4.4 million for the three months ended March 31, 2007 compared to a tax provision of $10.0 million for the same period last year. Adjusting for the effect of this $9.1 million in tax benefits, our 2007 first quarter effective tax rate was 20 percent. The lower current year rate was caused by a shift in the jurisdictional mix of our profits to lower tax jurisdictions and an increased R&D tax benefit in the United States. On a full year basis, we expect our effective tax rate to be approximately 20 percent, excluding the $9.1 million tax benefits recognized in the first quarter.

Net Income and Earnings per Diluted Share

	Three months ended
($ in millions, except per share data):	March 31, 2007	April 1, 2006
Net income	$26.7	$34.5
Diluted earnings per share	$0.49	$0.64

Net income for the three months ended March 31, 2007 was $26.7 million, a decrease of $7.9 million, or 23 percent, compared to net income of $34.5 million for the three months ended April 1, 2006. This decrease was the result of the higher interest expense attributable to the debt we raised to finance the acquisition of Serologicals and lower operating income. Somewhat offsetting this decrease was the $9.1 million tax benefit recognized.

Earnings per diluted share of $0.49 in the three months ended March 31, 2007 decreased $0.15 per diluted share, or 24 percent, from the prior year comparable period. The decrease was the result of the reasons discussed above.

Capital Resources and Liquidity

The following table shows information about our capitalization as of the dates indicated:

In millions, except ratio amounts	March 31, 2007	December 31, 2006
Cash and cash equivalents	$57	$77
Total debt	1,396	1,416
Net debt (total debt less cash and cash equivalents)	1,339	1,339
Total capitalization (debt plus equity)	2,390	2,365
Net capitalization (debt plus equity less cash and cash equivalents)	2,333	2,288
Debt to total capitalization	58.4%	59.9%
Net debt to total capitalization	56.0%	56.6%

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

We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Furthermore, our ability to obtain equity financing, as well as availability of additional borrowings under our revolving credit facility, provide additional potential sources of liquidity should they be required.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated:

($ in millions)	March 31, 2007	April 1, 2006
Net cash provided by (used for) operating activities	$9.6	$(24.1)
Net cash (used for) provided by investing activities	(22.3)	7.3
Net cash (used for) provided by financing activities	(14.4)	44.3
(Decrease) increase in cash and cash equivalents	(20.9)	29.2

Cash and cash equivalents were $56.6 million at March 31, 2007 compared with $77.5 at December 31, 2006.

Operating Cash Flows

Cash provided by operating activities was $9.6 million for the three months ended March 31, 2007 and was primarily attributable to our net income of $26.7 million, non-cash adjustments for depreciation and amortization expenses of $30.3 million, business acquisition inventory fair value adjustments of $9.2 million, and reversal of $9.1 million tax accrual. These factors were partially offset by changes in our deferred income tax positions of $3.5 million and changes in our net working capital of $50.3 million. The increase in our working capital from December 31, 2006 to March 31, 2007 was primarily attributable to increases in inventories of $7.1 million driven by an inventory build to replenish safety stock levels as a result of strong 2006 fourth quarter shipments and in connection with our focused factory initiative; an increase in other assets of $5.5 million due to timing of certain expenditures; decreases in accrued expenses of $29.0 million primarily due to payment of variable compensation and accrued severance; a decrease in income taxes payable of $7.6 million driven by United States tax payments this quarter; and a decrease in accounts payable balance of $4.4 million.

The incremental inventory discussed above caused days supply in ending inventory to increase 9 days to 127 days at March 31, 2007 compared with 118 days at December 31, 2006. Days supply in inventory was 120 days at April 1, 2006. We anticipate that we will generate cash inflows for the remainder of 2007 as we sell this inventory. Days sales outstanding in ending accounts receivable of 67 days was the same as December 31, 2006 and 6 days lower than April 1, 2006. The year-over-year improvement was primarily the result of our continued focus on cash collections.

Investing Cash Flows

Cash used for investing activities was $22.3 million during the three months ended March 31, 2007. Cash paid for capital expenditures was $22.6 million for the first quarter. We expect our capital expenditures to be approximately $115.0 million for the full year.

Financing Cash Flows

Cash used for financing activities was $14.4 million during the three months ended March 31, 2007. We reduced borrowings under our revolving credit facility by $28.8 million during the quarter and received $15.4 million proceeds from issuance of common stock under our stock plans.

Financing Commitments

Short-term debt

Short-term debt consisted of our 7.5 percent ten-year unsecured notes in the aggregate amount of $100.0 million. As of March 31, 2007, the notes had a fair market value of $100.0 million. These notes were due on April 1, 2007 and were paid off, including accrued interest of $3.7 million, with borrowings under our revolving credit facility.

Long-term debt

Our long-term debt consisted of the following:

($ in millions)	March 31, 2007	December 31, 2006
Revolving credit facility	$398.6	$422.4
3.75% convertible senior notes due 2026	565.0	565.0
5.875% senior notes due 2016, net of discount	332.7	328.8

Total long-term debt	$1,296.3	$1,316.2

Revolving credit facility

At March 31, 2007, we had a credit commitment under our revolving credit agreement amounting to €465.0 million, or $621.1 million. At March 31, 2007, we had €166.6 million or $222.5 million, available for borrowing under the credit agreement. This credit agreement expires December 15, 2010.

We are required to maintain certain leverage and interest coverage ratios set forth in the revolving credit agreement. As of March 31, 2007, we were compliant with all financial covenants specified in the amended revolving credit agreement. The agreement also includes limitations on our ability to incur additional indebtedness; to merge, consolidate, or sell assets; to create liens; and to make payments in respect of capital stock or subordinated debt, as well as other customary covenants and representations.

The following table summarizes the financial covenant requirements and our compliance with these covenants as of March 31, 2007:

Covenant	Requirement	Actual at March 31, 2007
Maximum leverage ratio	4.50:1.0	4.05:1.0
Minimum interest coverage ratio	3.50:1.0	5.40:1.0

The following table summarizes our future financial covenant requirements:

Fiscal Quarter Ending	Maximum Leverage Ratio	Minimum Interest Coverage Ratio
June 30, 2007	4.25:1.0	3.50:1.0
September 29, 2007	3.75:1.0	3.50:1.0
December 31, 2007 and thereafter	3.50:1.0	3.50:1.0

As of March 31, 2007, we had borrowings under our revolving credit facility of €298.4 million, or $398.6 million. The borrowings were classified as long-term debt because of our ability and intent to continuously refinance such borrowings. For the three months ended March 31, 2007, the weighted average interest rate for the revolving credit facility was 4.05 percent.

3.75% convertible senior notes due 2026

In June 2006, we issued $565.0 million in aggregate principal amount of convertible senior notes (the “Convertible Notes”) in a private placement offering. As of March 31, 2007, the Convertible Notes had a fair market value of $608.9 million.

5.875% senior notes due 2016

In June 2006, we issued €250.0 million, or $333.9 million, in aggregate principal amount of 5.875 percent senior notes (the “Euro Notes”). As of March 31, 2007, the Euro Notes had a fair market value of €256.3 million, or $342.4 million.

Market Risk

We are exposed to market risks, which include changes in foreign currency exchange rates, interest rate risk and credit risk. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in sales, net income, and assets and liabilities denominated in currencies other than the U.S. dollar. The potential change in foreign currency exchange rates represents a substantial risk to us because approximately 62 percent of our business is conducted outside of the United States, generally in foreign currencies.

Our primary risk management strategy is to use forward contracts to hedge certain foreign currency transaction exposures. The intent of this strategy is to offset gains and losses that occur on the underlying booked exposures with gains and losses resulting from the forward contracts that hedge these exposures. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically span less than three months. We held forward foreign exchange contracts with U.S. dollar equivalent notional amounts totaling $255.8 million at March 31, 2007. The fair value of these contracts was a net gain of $1.6 million at March 31, 2007.

Our risk management policy allows for hedging our net investments in foreign subsidiaries, using both derivative and non-derivative instruments. On June 30, 2006, we issued €250.0 million of Euro-denominated senior notes which gives rise to foreign exchange risk when the debt is remeasured into U.S. dollars at the end of each period. The remeasurement gains and losses are recorded in other comprehensive income because we designated this debt as an economic hedge of our net investments in European subsidiaries. Upon maturity, however, we could be exposed to significant exchange rate risk because we will be required to repay the debt at the then current market exchange rates, which could be higher or lower than the rates at which we borrowed the debt on June 30, 2006. A further 10 percent strengthening or weakening of the Euro against the U.S. dollar will cause us to pay approximately $33.7 million more or less than what we received when we issued the notes on June 30, 2006.

We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents and other highly liquid marketable securities. As of March 31, 2007, our debt portfolio was comprised of a combination of fixed and floating rate borrowings. Our exposure to interest rate risk primarily relates to our revolving credit facilities, under which the interest rates on our current borrowings float with LIBOR rates. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible notes is affected by our stock price. The total estimated fair value of our fixed rate debt at March 31, 2007 was $1,051.3 million. Fair values were determined from available market prices, using current interest rates and terms to maturity. If interest rates were to increase or decrease by 1 percent, the fair value of our long-term debt would decrease or increase by approximately $38.0 million.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our most critical accounting policies have a significant impact on the preparation of these condensed consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continue to have the same critical accounting policies and estimates as we described in Item 7, beginning on page 50, in our Annual Report on Form 10-K for the year ended December 31, 2006. Those policies and estimates were identified as those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, valuation of long-lived assets, stock-based compensation, income taxes, and employee retirement plans. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

We adopted the provisions of Financial Accounting Standards Board (the “FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” as of January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.6 million adjustment to retained earnings which increased the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and including the opening adjustment, we had $29.2 million of unrecognized tax benefits of which $21.3 million would affect our effective tax rate if recognized. The unrecognized benefits that would not affect our effective tax rate if recognized relate to the pre acquisition periods of Serologicals Corporation. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we have approximately $0.4 million of accrued interest related to uncertain tax positions.

We conduct business globally and, as a result, we file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as France, Ireland, Japan, Sweden, the United Kingdom, and the United States.

The major taxing jurisdictions in which we operate and the tax years that remain subject to examination are as follows:

France	2004 – 2006
Ireland	2002 – 2006
Japan	2006
Sweden	1995 – 2006
United States	2002 – 2006
United Kingdom	2004 – 2006

During the three months ended March 31, 2007, we recorded $9.1 million of previously unrecognized tax benefits as a result of the completion of tax examinations and a statute of limitations closure. At March 31, 2007, we have $20.1 million of unrecognized tax benefits, of which of $12.2 million would affect our effective tax rate when they are recognized. Over the next 12 months, we may need to record up to $3.0 million of previously unrecognized tax benefits that would affect our effective tax rate as a result of favorable resolution of transfer pricing uncertainties surrounding the conclusion of tax audits and statute of limitations closures.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for us as of the beginning of fiscal year 2008. We have not yet assessed the effect, if any, that adoption of SFAS No. 159 will have on our financial position and results of operations.

Forward-Looking Statements

The matters discussed in this Form 10-Q, as well as in future oral and written statements by our management, that are forward-looking statements are based on our current management expectations. These expectations involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, without limitation, the risk factors and uncertainties set forth in Item 1A (Risk Factors) and elsewhere in our Form 10-K for the year ended December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is set forth under the heading “Market Risk” in Management’s Discussion and Analysis contained in this Form 10-Q which information is hereby incorporated by reference.

Item 4.	Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

MILLIPORE CORPORATION

	Signature	Title	Date

By:	/s/ Kathleen B. Allen Kathleen B. Allen	Vice President and Chief Financial Officer (on behalf of the registrant as its Principal Financial Officer)	May 9, 2007

By:	/s/ Anthony L. Mattacchione Anthony L. Mattacchione	Vice President, Corporate Controller and Chief Accounting Officer (on behalf of the registrant as its Principal Accounting Officer)	May 9, 2007

Exhibit Index

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002