Form 10-Q
period 2007-06-30
MILLIPORE CORP /MA
filed 2007-08-08
CIK 66479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

As of July 28, 2007, there were 54,431,947 shares of the registrant’s Common Stock outstanding.

MILLIPORE CORPORATION

In this Form 10-Q, unless the context otherwise requires, the terms “Millipore”, the “Company”, “we” or “us” shall mean Millipore Corporation and its subsidiaries.

PART I

Item 1. Financial Statements

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$383,175	$273,775	$755,167	$542,190
Cost of sales	182,782	130,249	364,911	256,021

Gross profit	200,393	143,526	390,256	286,169
Selling, general and administrative expenses	123,060	87,538	245,904	169,824
Research and development expenses	25,993	19,717	53,457	38,130

Operating income	51,340	36,271	90,895	78,215
Interest income	299	9,268	770	16,160
Interest expense	(16,325)	(7,992)	(33,073)	(12,185)

Income before income taxes and minority interest	35,314	37,547	58,592	82,190
Provision for income taxes	5,869	7,986	1,519	18,001
Minority interest	1,032	424	2,001	521

Net income	$28,413	$29,137	$55,072	$63,668

Earnings per share:
Basic	$0.52	$0.55	$1.02	$1.20

Diluted	$0.52	$0.54	$1.01	$1.18

Weighted average shares outstanding:
Basic	54,147	53,183	53,950	52,948
Diluted	54,910	54,207	54,745	54,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$53,885	$77,481
Accounts receivable (less allowance for doubtful accounts of $3,715 and $3,700 as of June 30, 2007 and December 31, 2006, respectively)	301,275	277,410
Inventories	263,356	256,666
Deferred income taxes	67,984	62,978
Assets held for sale	18,948	17,150
Other current assets	20,596	17,670

Total current assets	726,044	709,355
Property, plant and equipment, net	546,715	525,903
Deferred income taxes	7,978	8,366
Intangible assets, net	459,907	488,303
Goodwill	1,015,779	1,014,194
Other assets	24,182	25,370

Total assets	$2,780,605	$2,771,491

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$100,000
Accounts payable	111,283	110,017
Income taxes payable	7,416	15,539
Accrued expenses	132,505	172,091
Deferred income taxes	3,472	4,183

Total current liabilities	254,676	401,830
Deferred income taxes	15,285	16,121
Long-term debt	1,383,614	1,316,256
Other liabilities	81,500	83,793

Total liabilities	1,735,075	1,818,000

Minority interest	5,651	5,080
Shareholders’ equity:
Common stock, par value $1.00 per share, 120,000 shares authorized; 54,345 shares issued and outstanding as of June 30, 2007; 53,524 shares issued and outstanding as of December 31, 2006	54,345	53,524
Additional paid-in capital	232,756	196,774
Retained earnings	761,158	706,686
Accumulated other comprehensive loss	(8,380)	(8,573)

Total shareholders’ equity	1,039,879	948,411

Total liabilities and shareholders’ equity	$2,780,605	$2,771,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net income	$55,072	$63,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,820	28,094
Business acquisition inventory fair value adjustments	11,121	—
Stock-based compensation	7,223	5,762
Deferred income tax (benefit) provision	(7,717)	4,776
Minority interest	2,001	521
Other	(5,096)	(6,977)
Changes in operating assets and liabilities:
Increase in accounts receivable	(20,604)	(12,972)
Increase in inventories	(13,764)	(10,279)
Decrease (increase) in other assets	4,929	(1,735)
Increase (decrease) in accounts payable	511	(8,177)
Decrease in accrued expenses	(42,211)	(16,231)
Decrease in income taxes payable	(4,239)	(21,909)
Increase (decrease) in other liabilities	877	(310)

Net cash provided by operating activities	48,923	24,231

Cash flows from investing activities:
Additions to property, plant and equipment	(53,580)	(51,351)
Purchases of marketable securities	—	(1,183,973)
Proceeds from sales of marketable securities	—	1,031,211
Acquisitions of businesses, net of cash acquired	—	(8,584)
Other	632	—

Net cash used for investing activities	(52,948)	(212,697)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	29,580	41,967
Excess tax benefit from stock plan activities	—	7,271
Dividend paid to minority shareholders	(1,874)	—
Repayment of 7.5% ten-year unsecured notes due 2007	(100,000)	—
Borrowings (repayments) under the revolving credit facility, net	50,459	(20,108)
Issuance of 3.75% convertible senior notes due 2026, net of debt issuance costs	—	551,639
Issuance of 5.875% senior notes due 2016, net of discount and debt issuance costs	—	309,238
Costs related to amendments to the revolving credit facility	—	(2,806)

Net cash (used for) provided by financing activities	(21,835)	887,201

Effect of foreign exchange rates on cash and cash equivalents	2,264	3,340

Net (decrease) increase in cash and cash equivalents	(23,596)	702,075
Cash and cash equivalents at beginning of period	77,481	537,052

Cash and cash equivalents at end of period	$53,885	$1,239,127

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

Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since the fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The second fiscal quarters of 2007 and 2006 ended on June 30, 2007 and July 1, 2006, respectively.

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

2. Stock-based Compensation

We grant stock options, restricted stock awards and restricted stock units to employees, officers, and directors under our current stock plans. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective method as of January 1, 2006. Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period, which generally represents the vesting period. We estimate the fair value of our stock options using the Black-Scholes option-pricing model and the fair value of our restricted stock awards and restricted stock units based on the quoted market price of our common stock at the date of grant. We granted 38 and 293 stock options during the three and six months ended June 30, 2007, respectively. We granted 14 and 331 restricted stock units during the three and six months ended June 30, 2007, respectively. Stock-based compensation expense and related income tax benefits recognized in our statement of operations were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Stock-based compensation expense	$4,307	$3,159	$7,223	$5,762
Income tax benefits	(1,343)	(993)	(2,361)	(1,813)

3. Business Acquisitions

On July 14, 2006, we acquired Serologicals Corporation (“Serologicals”). The total purchase price was $1,474,928 including debt assumed. Serologicals’ assets and liabilities were recorded at fair value at July 14, 2006 under the purchase method. The acquisition purchase price was allocated to net assets acquired, identifiable intangible assets, and goodwill based on their estimated fair values.

At the time of acquisition, we committed to a preliminary plan of integration of certain Serologicals activities, which included closure of facilities, the abandonment or redeployment of equipment, and employee terminations. At July 14, 2006, we recorded severance and relocation cost liabilities amounting to $6,675 and facility closure cost liabilities amounting to $5,877 with corresponding adjustments to goodwill in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The following table is a summary of activities in connection with these liabilities since December 31, 2006:

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

	Severance and Relocation Costs	Other Facility Exit Costs	Total
Balance at December 31, 2006	$6,187	$5,226	$11,413
Provision	905	69	974
Payments	(3,387)	(281)	(3,668)

Balance at June 30, 2007	$3,705	$5,014	$8,719

The results of Serologicals’ operations have been included in the consolidated statement of operations since the acquisition date. The following unaudited pro forma financial information presents the combined results of operations of Millipore and Serologicals as if the acquisition had occurred on January 1, 2006. The combined results of operations have been adjusted to reflect the amortization of purchased intangible assets and inventory fair value adjustments, additional financing expenses, and other direct costs incurred by Serologicals in connection with the acquisition. The unaudited pro forma financial information is not intended to represent, or be indicative of, our consolidated results of operations that would have been reported had the acquisition been completed as of January 1, 2006 and should not be taken as representative of our future consolidated results of operations.

	Three Months Ended	Six Months Ended
	July 1, 2006	July 1, 2006
Net sales	$338,521	$661,624
Net income	$9,615	$25,978
Basic earnings per share	$0.18	$0.49
Diluted earnings per share	$0.18	$0.48

4. Goodwill

The following table presents changes in our goodwill balances:

	Six Months Ended
	June 30, 2007	July 1, 2006
Balance at beginning of period	$1,014,194	$82,718
Additions for current year acquisitions	—	6,073
Adjustments for prior year acquisitions	1,319	(1,634)
Effect of foreign exchange rate changes	266	7,483

Balance at end of period	$1,015,779	$94,640

During 2007, we increased the severance and relocation cost liabilities by $905, the facility closure cost liabilities by $69, and recorded certain pre-acquisition contingencies by $1,156 based on better estimates for such costs, related to the acquisition of Serologicals. We recorded $1,319 additional goodwill related to these additional accruals, net of deferred taxes of $811.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

5. Intangible Assets

Intangible assets, net, consisted of the following:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
June 30, 2007
Patented and unpatented technology	$80,473	$(25,450)	$55,023	5 – 20 years
Trademarks and trade names	42,272	(13,747)	28,525	5 – 20 years
Customer relationships	404,224	(30,212)	374,012	15 – 18 years
Licenses and other	7,565	(5,218)	2,347	5 – 10 years

Total	$534,534	$(74,627)	$459,907

December 31, 2006
Patented and unpatented technology	$80,461	$(20,719)	$59,742	5 – 20 years
Trademarks and trade names	42,292	(11,914)	30,378	5 – 20 years
Customer relationships	404,138	(7,798)	396,340	15 – 18 years
Licenses and other	6,363	(4,520)	1,843	5 – 10 years

Total	$533,254	$(44,951)	$488,303

Amortization expense for the six months ended June 30, 2007 and July 1, 2006 was $29,640 and $2,994, respectively.

The estimated aggregate amortization expense for intangible assets owned as of June 30, 2007 for each of the five succeeding years and thereafter is as follows:

Remainder of 2007	$29,616
2008	63,470
2009	56,386
2010	50,228
2011	45,085
2012	39,506
Thereafter	175,616

$459,907

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

6. Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Numerator:
Net income	$28,413	$29,137	$55,072	$63,668

Denominator:
Weighted average common shares outstanding for basic EPS	54,147	53,183	53,950	52,948
Dilutive effect of stock-based compensation awards	763	1,024	795	1,103

Weighted average common shares outstanding for diluted EPS	54,910	54,207	54,745	54,051

Earnings per share:
Basic	$0.52	$0.55	$1.02	$1.20

Diluted	$0.52	$0.54	$1.01	$1.18

For the three months ended June 30, 2007 and July 1, 2006, outstanding stock options of 549 and 315, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. For the six months ended June 30, 2007 and July 1, 2006, outstanding stock options and restricted stock units of 487 and 253, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. Antidilutive options could become dilutive in the future. In addition, shares issuable upon conversion of the 3.75% convertible senior notes were excluded from the calculation of diluted earnings per share as of June 30, 2007 because our stock price had not exceeded the conversion price.

7. Inventories

Inventories, stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	June 30, 2007	December 31, 2006
Raw materials	$54,077	$50,085
Work in process	65,350	79,577
Finished goods	143,929	127,004

Total inventories	$263,356	$256,666

8. Property, Plant and Equipment

Accumulated depreciation on property, plant and equipment was $303,148 at June 30, 2007 and $271,370 at December 31, 2006.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

9. Debt

Short-term debt

Short-term debt at December 31, 2006 consisted of our 7.5% ten-year unsecured notes in the aggregate amount of $100,000. These notes were due on April 1, 2007 and were paid off, including accrued interest of $3,750, with cash on hand and borrowings under our revolving credit facility.

Long-term debt

Our long-term debt consisted of the following:

	June 30, 2007	December 31, 2006
Revolving credit facility	$481,367	$422,442
3.75% convertible senior notes due 2026	565,000	565,000
5.875% senior notes due 2016, net of discount	337,247	328,814

Total long-term debt	$1,383,614	$1,316,256

At June 30, 2007, we had a credit commitment under our revolving credit agreement amounting to €465,000, or $629,484. At June 30, 2007, we had €109,414, or $148,117, available for borrowing under the revolving credit agreement. This revolving credit agreement expires December 15, 2010. At June 30, 2007, we were in compliance with all financial covenants under the revolving credit agreement.

10. Income Taxes

We adopted the provisions of Financial Accounting Standards Board (the “FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” as of January 1, 2007. As a result of the implementation of FIN 48, we recognized a $600 adjustment to retained earnings which increased the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and including the opening adjustment, we had $29,200 of unrecognized tax benefits, of which $21,300 would affect our effective tax rate if recognized. The remaining unrecognized benefits that would not affect our effective tax rate if recognized relate to the pre-acquisition periods of Serologicals. We recognize interest and penalties related to uncertain tax positions in income tax expense. At the adoption date of January 1, 2007, we had approximately $400 of accrued interest related to uncertain tax positions.

We conduct business globally and, as a result, we file income tax returns in the United States and multiple foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as France, Ireland, Japan, Sweden, the United Kingdom, and the United States.

The major taxing jurisdictions in which we operate and the tax years that remain subject to examination are as follows:

France	2004 – 2006
Ireland	2002 – 2006
Japan	2006
Sweden	1995 – 2006
United Kingdom	2004 – 2006
United States	2002 – 2006

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

During the three months and six months ended June 30, 2007, we recorded $0 and $9,100, respectively, of previously unrecognized tax benefits as a result of the completion of tax examinations and a statute of limitations closure. At June 30, 2007, we had $20,100 of unrecognized tax benefits, of which $12,200 would affect our effective tax rate when they are recognized. Over the next 12 months, we may record up to $3,000 of previously unrecognized tax benefits that would affect our effective tax rate as a result of favorable resolution of transfer pricing uncertainties surrounding the conclusion of tax audits and statute of limitations closures.

11. Employee Benefit Plans

Effective December 31, 2006, we adopted the recognition and disclosure provisions of the SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

We use a December 31 measurement date for all of our retirement and postretirement benefit plans, except for one foreign plan that uses September 30. We currently expect to adopt the measurement date provisions of SFAS No. 158 in 2008.

Our net periodic pension and post-retirement benefit costs were as follows:

	U.S. Pension Benefits
	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Components of net periodic benefit cost:
Service cost/ (benefit)	$13	$(88)	$20	$(176)
Interest cost	526	320	813	640
Expected return on plan assets	(388)	(320)	(600)	(640)
Amortization of prior service cost	—	2	—	4
Amortization of net loss	216	211	334	422

Net periodic benefit cost	$367	$125	$567	$250

	Foreign Retirement Benefits
	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Components of net periodic benefit cost:
Service cost	$690	$624	$1,366	$1,224
Interest cost	419	340	829	667
Expected return on plan assets	(354)	(285)	(701)	(559)
Amortization of net loss	37	42	73	83

Net periodic benefit cost	$792	$721	$1,567	$1,415

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Components of net periodic benefit cost:
Service cost	$108	$125	$216	$250
Interest cost	147	146	294	292
Amortization of net gain	(30)	(21)	(60)	(42)

Net periodic benefit cost	$225	$250	$450	$500

We expect to contribute $1,442 to the U.S. pension plan, $1,281 to the foreign retirement plans, and $585 to the other postretirement benefit plans in 2007. As of June 30, 2007, we made contributions of $604, $597, and $311 to the U.S. pension plan, the foreign retirement plans, and the other postretirement benefit plans, respectively.

12. Derivative Instruments and Hedging

We account for derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). SFAS No. 133 requires that all derivatives, including forward currency exchange contracts, be recognized on the balance sheet at fair value. The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. We do not hold or engage in derivative instruments for trading or speculative purposes. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions. Derivatives that are not designated as hedges are recorded at fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Both realized and unrealized gain or loss on the hedging instrument is recognized in earnings when the hedge is not effective in achieving the offsetting changes in fair value of the hedged item.

We routinely enter into various intercompany transactions that are denominated in the functional currency of the buying subsidiaries. We entered into foreign currency forward exchange contracts designated as cash flow hedges beginning in the second quarter of 2007 to mitigate the currency risk associated with forecasted intercompany sales attributable to changes in the related foreign exchange rates. We enter into forward exchange contracts that match the currency, timing, and notional amount of the underlying forecasted transaction, thus no ineffectiveness has resulted or been recorded through the consolidated statement of operations. In the event the forecasted transaction to which a cash flow hedge relates is no longer likely, the gain or loss in accumulated other comprehensive income would be recognized in earnings immediately and generally the derivative would be terminated. At June 30, 2007, our forward exchange contracts had an aggregate U.S. dollar equivalent notional amount of $39,424, and an aggregate U.S. dollar equivalent fair value of a net gain of $403 which was recorded as part of other current assets with an offset to accumulated other comprehensive income. Our forward exchange contracts are primarily short-term in nature with the maximum hedge period not exceeding 15 months. The net gain from these cash flow hedging contracts in accumulated other comprehensive income will be reclassified to earnings when the underlying transaction affects earnings. The ultimate amount recognized will vary based on fluctuations of the hedged currencies through the contract maturity dates. Gains and losses on forward exchange contracts intended as hedges for intercompany sales are recorded in net sales in our consolidated statement of operations when the related inventory is sold to third-party customers. As of June 30, 2007, no realized gains and losses from these hedging contracts have been recognized in our condensed consolidated statement of operations.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

In addition to the forward exchange contracts designated as cash flow hedges of forecasted intercompany sales, we also hold forward exchange contracts to mitigate the impact of foreign exchange risk related to intercompany receivable and payable balances. The aggregate U.S. dollar equivalent notional amount of these forward exchange contracts was $247,100 and $286,626 at June 30, 2007 and December 31, 2006, respectively. The fair values of these contracts were gains of $500 and $1,125 at June 30, 2007 and December 31, 2006, respectively. Both realized and unrealized gains and losses are recorded in the consolidated statement of operations.

We designated our 5.875% senior notes due 2016 (“Euro Notes”) as an economic hedge of our net investments in European subsidiaries. Accordingly, we reported an unrealized loss of $24,652 and $16,253 in accumulated other comprehensive loss in our condensed consolidated balance sheet as of June 30, 2007 and December 31, 2006, respectively, for remeasurement of the Euro Notes into U.S. dollars.

We are exposed to credit risk on our forward exchange contracts in the event of nonperformance by counterparties. However, because our hedging activities are transacted only with financial institutions with high credit ratings, we do not anticipate nonperformance by any of these counterparties.

13. Comprehensive Income

The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Change in additional pension liability adjustments	$77	$(57)	$81	$(72)
Net gain on cash flow hedge	270	—	270	—
Foreign currency translation adjustments	(984)	(4,128)	(158)	(5,169)

Other comprehensive (loss)/income	(637)	(4,185)	193	(5,241)
Net income	28,413	29,137	55,072	63,668

Total comprehensive income	$27,776	$24,952	$55,265	$58,427

14. Contingencies

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

15. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of SFAS No. 157 on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for us as of the beginning of fiscal year 2008. We are currently assessing the effect, if any, the adoption of SFAS No. 159 will have on our financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006. Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The second fiscal quarters of 2007 and 2006 ended on June 30, 2007 and July 1, 2006, respectively.

General Overview

Millipore is a leading provider of products and services that improve productivity and results in biopharmaceutical manufacturing and in clinical, analytical and research laboratories. We are organized in two operating divisions. Our Bioprocess division helps pharmaceutical and biotechnology companies to optimize their manufacturing productivity, ensure the quality of drugs, and scale up the production of difficult-to-manufacture biologics. Our Bioscience division helps optimize laboratory productivity and workflows by providing reagents, kits and other enabling technologies and products for life science research and development. We have a deep understanding of our customers’ research and manufacturing process needs, and offer reliable and innovative tools, technologies and services.

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

Our portfolio of businesses provides balance across our divisions, which mitigates the negative impact of any one division, market, or economy. This balance is reflected through the revenue split between the Bioprocess and Bioscience divisions and the geographic dispersion of our revenues. The proportion of our Bioscience revenue to total revenue increased in the 2007 second quarter and the six-month period ended June 30, 2007 as a result of the inclusion of Serologicals’ revenue since the July 14, 2006 acquisition date.

The following table sets forth revenues derived from the Bioprocess and Bioscience divisions as a percentage of our total revenue.

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Bioprocess	59%	61%	58%	61%
Bioscience	41%	39%	42%	39%

Total	100%	100%	100%	100%

The composition of our geographic revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Americas	45%	42%	44%	42%
Europe	39%	41%	39%	41%
Asia/Pacific	16%	17%	17%	17%

Total	100%	100%	100%	100%

The strength of our divisions, the value of our divisional and geographic balance, and the execution of our strategy resulted in healthy revenue growth in the 2007 second quarter. We substantially completed the integration of Serologicals in the 2007 second quarter. Both of our divisions experienced organic revenue growth in the 2007 second quarter and the first six months of 2007.

	Bioprocess		Bioscience		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Reported growth	36%	13%	46%	10%	40%	12%
Less: Foreign currency translation	4%	0%	4%	0%	4%	0%
Acquisitions	18%	7%	37%	0%	25%	4%

Organic growth	14%	6%	5%	10%	11%	8%

	Bioprocess		Bioscience		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Reported growth	33%	11%	48%	7%	39%	10%
Less: Foreign currency translation	4%	(2)%	4%	(3)%	4%	(2)%
Acquisitions	17%	6%	39%	0%	26%	4%

Organic growth	12%	7%	5%	10%	9%	8%

The consolidated revenue increase of 40 percent to $383.2 million in the 2007 second quarter reflects organic growth of 11 percent, a favorable impact from changes in foreign currency translation rates of 4 percent, and revenues from Serologicals of 25 percent. Changes in product pricing had an insignificant effect on the year-over-year comparison. The organic revenue growth came primarily from the strength in the global biopharmaceutical market. Serologicals’ revenue amounted to $71.3 million.

Bioprocess division organic revenue grew 14 percent in the 2007 second quarter versus the prior year comparable period. The strong fundamentals of the biopharmaceutical manufacturing market resulted in certain of our customers increasing their inventory levels of our consumable products in the first half of 2007. The primary driver of these increased inventory levels was manufacturing campaigns at the beginning of the year in anticipation of market demand for individual drugs. Although we do not anticipate a decrease in overall biopharmaceutical production, we anticipate lower revenue growth in the second half of the year as our customers consume the inventory they acquired and as some large customers reduce their safety stock levels.

The fundamentals of the life sciences research market continued to be healthy in the 2007 second quarter. Bioscience division organic revenue grew 5 percent in the 2007 second quarter versus the prior year comparable period. Our Bioscience division’s second quarter growth rate was lower than last year. Our efforts to grow our market share and increase the productivity of our sales organization following the Serologicals acquisition are taking longer than expected. Although we have lowered our 2007 full year revenue forecast, we expect to improve revenue growth in the second half of 2007 through our focus on marketing and re-branding programs, a new e-commerce business platform, broadening distributor relationships, and new products.

Our 2007 second quarter operating income increased versus the prior year comparable period primarily as a result of the inclusion of Serologicals in the results of operations, higher sales volume, and productivity improvements associated with our supply chain initiatives. These factors were somewhat offset by a 7 percent unfavorable translation effect that the stronger Euro had on our Euro based manufacturing costs. Our 2007 second quarter operating profit margin of 13 percent was approximately the same as last year.

Diluted earnings per share (“EPS”) of $0.52 and $1.01 in the three and six-month period ended June 30, 2007 decreased $0.02 and $0.17, respectively, from the prior year comparable periods. Significantly higher interest expense attributable to the debt we raised to finance the acquisition of Serologicals was the primary driver of this decrease.

Results of Operations

Revenues

Net sales and percent sales growth by division, as compared with the prior year, is summarized in the table below.

	Three Months Ended			Six Months Ended
Net sales by division ($ in millions):	June 30,	July 1,		June 30,	July 1,
	2007	2006	Growth	2007	2006	Growth
Bioprocess	$226.8	$166.9	36%	$441.1	$330.6	33%
Bioscience	156.4	106.9	46%	314.1	211.6	48%

Total	$383.2	$273.8	40%	$755.2	$542.2	39%

Net sales and percent sales growth by geography, as compared with the prior year, is summarized in the table below.

	Three Months Ended			Six Months Ended
Net sales by geography ($ in millions):	June 30,	July 1,		June 30,	July 1,
	2007	2006	Growth	2007	2006	Growth
Americas	$170.6	$116.9	46%	$333.4	$230.0	45%
Europe	149.4	111.4	34%	295.8	220.5	34%
Asia/Pacific	63.2	45.5	39%	126.0	91.7	37%

Total	$383.2	$273.8	40%	$755.2	$542.2	39%

Bioprocess Division

Bioprocess revenue growth of 36 percent for the 2007 second quarter reflects organic growth of 14 percent, a favorable impact from foreign currency translation rates of 4 percent, and revenues from acquisitions of 18 percent. Organic revenue growth was primarily attributable to higher sales of filtration and chromatography media products. This sales growth was driven by increased production volumes of biologics, such as monoclonal antibodies and vaccines, which require our differentiated products to produce. Serologicals’ revenues in our Bioprocess division were $30.5 million in the 2007 second quarter.

Also contributing to the sales increase was strong 2007 second quarter shipments of NovaSeptum, a product line we acquired as part of the NovAseptic acquisition in the 2005 third quarter. Bioprocess systems sales in the 2007 second quarter were also higher than the prior year comparable period. This was attributable to increased sales of both our large systems and our disposable manufacturing assemblies. Expansion of biologic production capacity, particularly in international markets, was the primary driver of this increase.

From a geographic perspective and excluding the effects of acquired businesses and changes in foreign currency translation rates, revenues in the Americas, Europe and Asia/Pacific increased $7.2 million, $8.0 million, and $8.4 million, respectively, in the 2007 second quarter over the prior year comparable period. The Americas and European increases were primarily driven by sales of our core process filtration and chromatography media products. The majority of the remaining sales increase occurred in primarily Asia/Pacific growth markets, particularly in India.

Bioprocess revenues of $441.1 million for the six-month period ended June 30, 2007 increased $110.5 million, or 33 percent, from the prior year comparable period. The revenue increase for the first six months included a 4 percent favorable effect from changes in foreign currency rates and the favorable effect of business acquisitions of 17 percent, versus the prior year comparable period. Adjusting for these items, Bioprocess revenues for the first six months had 12 percent organic growth. Revenues from Serologicals amounted to $56.1 million for the six-month period ended June 30, 2007. As with the second quarter growth, the six-month revenue growth was largely attributable to higher sales of our core process filtration and chromatography media products.

Bioscience Division

Bioscience revenue growth of 46 percent for the 2007 second quarter reflects organic growth of 5 percent, a favorable impact from foreign currency translation rates of 4 percent, and revenues from Serologicals of 37 percent. Revenues from Serologicals amounted to $40.7 million in the 2007 second quarter. The 5 percent organic revenue growth was driven by the overall strength of the life sciences research market and increased levels of life science research and development in both universities and pharmaceutical companies, particularly in international markets. This drives higher sales levels of our laboratory water products used by those scientists and researchers. Our successful implementation of initiatives designed to align sales and product management goals, to prioritize key customer relationships, and to launch targeted sales and marketing campaigns has positioned us well with these research customers, allowing us to serve them early in the drug development process. Offsetting the lab water sales growth was lower sales growth of our sample preparation products. Our sales force that services our life sciences markets, which includes legacy Millipore sales representatives, Serologicals sales representatives, and new sales representatives, has been internally focused on training to sell the new portfolio of products we now have after the Serologicals acquisition. We anticipate that this training, as well as our investments in marketing programs and a new e-business platform, will result in increased sales force productivity going forward.

From a geographic perspective and excluding the effects of the Serologicals acquisition and changes in foreign currency rates, revenues in the Americas, Europe, and Asia/Pacific increased $1.4 million, $0.1 million, and $3.8 million, respectively, in the 2007 second quarter over the prior year comparable period. This reflects the return on our continued investment in sales and marketing infrastructure in growing Asia/Pacific markets, such as India.

Bioscience revenue for the six-month period ended June 30, 2007 increased $102.5 million, or 48 percent. The revenue increase for the first six months of 2007 included a 4 percent favorable effect to changes in foreign currency rates and a favorable acquisition effect of 39 percent versus the prior year comparable period. Adjusting for the effect of foreign currency rate changes and the Serologicals acquisition, Bioscience revenue for the first six months had 5 percent organic growth. Revenues from Serologicals amounted to $83.5 million for the six-month period ended June 30, 2007. As with the second quarter growth, the six month organic revenue growth was attributable to strong demand for laboratory water products, higher sales in growing Asia/Pacific markets, and a new product line launched late in 2005.

Gross Profit Margin

	Three Months Ended		Six Months Ended
($ in millions):	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Gross profit	$200.4	$143.5	$390.3	$286.2
Gross profit margin	52%	52%	52%	53%

Gross profit increased $56.9 million, or 40 percent, and $104.1 million, or 36 percent, in the three and six-month periods ended June 30, 2007, respectively, versus the prior year comparable periods. This was attributable to the increased sales volume, an improved business mix as a result of the inclusion of Serologicals in our operating results, and productivity improvements as a result of our supply chain initiatives. However, the gross profit margin remained flat for the three-month period ended June 30, 2007 versus the prior year comparable period and declined 100 basis points in the six-month period ended June 30, 2007. Our gross margin was adversely affected by the significant weakening of the U.S. dollar against the Euro and British Pound in the three and six-month periods ended June 30, 2007 versus the prior year comparable periods. Our gross profit margin in 2007 was also adversely affected by the costs associated with Serologicals inventory fair market value adjustments amounting to $2.0 million and $11.1 million, amortization of intangible assets acquired amounting to $2.4 million and $4.7 million, and acquisition integration costs amounting to $1.5 million and $2.1 million in the three and six-month period ended June 30, 2007, respectively. We do not expect to incur additional Serologicals inventory fair market value adjustments in 2007. We also expect 2007 full year amortization affecting gross profit to be approximately $10.3 million compared to $4.6 million for 2006. Costs associated with our focused factory initiative (primarily employee separation costs, facility closure costs and accelerated depreciation) amounted to $3.5 million and $7.2 million for the three and six months ended June 30, 2007, respectively, as compared with $6.3 million and $10.6 million for the prior year comparable periods. We will continue with our focused factory initiative for the remainder of 2007 and plan to move manufacturing operations from two additional locations. We expect focused factory initiative costs in 2007 to be less than the costs incurred in 2006.

Selling, General and Administrative Expenses

	Three Months Ended		Six Months Ended
($ in millions):	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Selling, general and administrative expenses	$123.1	$87.5	$245.9	$169.8
Percentage of net sales	32%	32%	33%	31%

Selling, general and administrative (“SG&A”) expenses increased $35.6 million, or 41 percent, and $76.1 million, or 45 percent, in the three and six-month periods ended June 30, 2007, respectively, versus the prior year comparable periods. The primary drivers of the higher SG&A expenses were the inclusion of Serologicals’ SG&A expenses in our operating results, significantly higher amortization of intangible assets, increased labor related costs attributable to increased headcount in both the Bioprocess and Bioscience divisions, and Serologicals’ integration costs. Amortization expense related to acquisitions increased $10.7 million and $21.5 million in the three and six months ended June 30, 2007, respectively, as compared to the prior year comparable period. We expect 2007 full year amortization of intangible assets affecting SG&A expenses to be approximately $48.8 million as compared with $11.3 million in 2006. Serologicals integration costs were $2.9 million and $7.1 million in the three and six-month periods ended June 30, 2007, respectively, and were primarily attributable to professional advisor fees, employee retentions, and incremental travel expenses. The Serologicals integration was substantially complete in the 2007 second quarter and therefore, we expect our integration costs will decrease significantly in the second half of 2007.

Research and Development Expenses

	Three Months Ended		Six Months Ended
($ in millions):	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Research and development expenses	$26.0	$19.7	$53.5	$38.1
Percentage of net sales	7%	7%	7%	7%

Research and development (“R&D”) expenses increased $6.3 million, or 32 percent, and $15.4 million, or 40 percent, for the three and six-month periods ended June 30, 2007, respectively, versus the prior year comparable periods. Higher R&D expenses were primarily attributable to the inclusion of Serologicals’ R&D expenses in our operating results, increased labor related costs attributable to increased headcount, and increased spending on new product development.

Interest Income/Expense

	Three Months Ended		Six Months Ended
($ in millions):	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Interest income	$0.3	$9.3	$0.8	$16.2
Interest expense	$16.3	$8.0	$33.1	$12.2
Average interest rate during the period	4.56%	4.30%	4.58%	4.00%

Interest income decreased $9.0 million, or 97 percent, and $15.4 million, or 95 percent, for the three and six-month periods ended June 30, 2007, respectively, versus the prior year comparable periods. This was primarily the result of lower investment balances attributable to prior year sales of marketable securities, the proceeds of which were used, in part, to fund our Serologicals acquisition on July 14, 2006.

Interest expense increased $8.3 million, or 104 percent, and $20.9 million, or 171 percent, for the three and six-month periods ended June 30, 2007, respectively, versus the prior year comparable periods. The increase was attributable to borrowings used to fund the acquisition of Serologicals. More than half of our debt, approximately $726 million is denominated in Euros. A further weakening of the U.S. dollar versus the Euro would cause us to incur higher interest expense. Also, our revolving credit facility is comprised of floating rate borrowings based on LIBOR. Increases or decreases in these rates would cause increases or decreases to our interest expense, respectively.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Effective income tax rate	16.6%	21.3%	2.6%	21.9%

During the three months ended June 30, 2007, we recorded a tax provision of $5.9 million compared to a tax provision of $8.0 million for the prior year comparable period.

During the six months ended June 30, 2007, we recorded $ 9.1 million of previously unrecognized tax benefits as a result of the completion of tax examinations and a statute of limitations closure. This resulted in a tax provision of $1.5 million for the six months ended June 30, 2007 compared to a tax provision of $18.0 million for the prior year comparable period.

The lower current year effective income tax rate was caused by a shift in the jurisdictional mix of our profits to lower tax jurisdictions, an increased R&D tax benefit in the United States, and the above described recognition of previously unrecognized tax benefits. On a full year basis, we expect our effective income tax rate to be approximately 18 percent, excluding the $9.1 million tax benefits recognized in the 2007 first quarter and changes in any other previously unrecognized tax benefits.

Net Income and Diluted Earnings per Share

	Three Months Ended		Six Months Ended
($ in millions, except per share data):	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net income	$28.4	$29.1	$55.1	$63.7
Diluted earnings per share	$0.52	$0.54	$1.01	$1.18

Net income decreased $0.7 million, or 2 percent, and $8.6 million, or 14 percent, for the three and six-month periods ended June 30, 2007, respectively, versus the prior year comparable periods. This decrease was primarily the result of the higher interest expense attributable to the debt we raised to finance the acquisition of Serologicals more than offsetting the higher 2007 operating income and the lower effective tax rate.

Diluted earnings per share decreased $0.02 and $0.17, or 4 percent and 14 percent, for the three and six-month periods ended June 30, 2007, respectively, versus the prior year comparable periods. The decrease was the result of the reasons discussed above.

Capital Resources and Liquidity

The following table shows information about our capitalization as of the dates indicated:

In millions, except ratio amounts	June 30, 2007	December 31, 2006
Cash and cash equivalents	$54	$77
Total debt	1,384	1,416
Total capitalization (debt plus equity)	2,423	2,365
Debt to total capitalization	57.1%	59.9%

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

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt to capitalization levels as well as our current credit standing. Our credit ratings are reviewed regularly by major debt rating agencies such as Standard & Poor’s and Moody’s Investors Service. Our senior unsecured notes are rated BBB by Standard & Poor’s and Ba2 by Moody’s Investors Service and our revolving credit facility is rated BBB and Baa2 by Standard and Poor’s and Moody’s Investors Service, respectively. Our senior convertible notes are rated BB- by Standard & Poor’s and have not been rated by Moody’s Investors Service.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated:

	Six Months Ended
($ in millions)	June 30, 2007	July 1, 2006
Net cash provided by operating activities	$48.9	$24.2
Net cash used for investing activities	$(52.9)	$(212.7)
Net cash (used for) provided by financing activities	$(21.8)	$887.2
Net (decrease) increase in cash and cash equivalents	$(23.6)	$702.1

Cash and cash equivalents were $53.9 million at June 30, 2007 compared with $77.5 million at December 31, 2006.

Operating Cash Flows

Cash provided by operating activities was $48.9 million for the six months ended June 30, 2007 and was primarily attributable to our net income of $55.1 million, non-cash adjustments for depreciation and amortization expenses of $60.8 million and business acquisition inventory fair value adjustments of $11.1 million. These factors were partially offset by an increase in our net working capital of $74.5 million. The increase in our net working capital from December 31, 2006 to June 30, 2007 was primarily attributable to increases in accounts receivables of $20.6 million caused by higher sales, increases in inventories of $13.8 million driven by an inventory build to replenish safety stock levels in connection with our focused factory initiative and inventory purchases based on forecasted demand, and a decrease in accrued expenses of $42.2 million primarily caused by payment of variable compensation and accrued severance.

The inventory build discussed above caused days supply in inventory to increase 13 days to 131 days at June 30, 2007 compared with 118 days at December 31, 2006. Days supply in inventory was 122 days at July 1, 2006. We anticipate that we will generate cash inflows for the remainder of 2007 as we sell this inventory. Days sales outstanding in ending accounts receivable was 72 days at June 30, 2007 compared to 67 days at December 31, 2006 and 72 days at July 1, 2006.

Investing Cash Flows

Cash used for investing activities was $52.9 million during the six months ended June 30, 2007. Cash paid for capital expenditures was $53.6 million for the first half of 2007. We expect our capital expenditures to be approximately $115.0 million for the full year.

Financing Cash Flows

Cash used for financing activities was $21.8 million during the six months ended June 30, 2007. We repaid our $100.0 million 7.5% ten-year unsecured notes upon maturity in April 2007. Net borrowings under our revolving credit facility during the first half of 2007 amounted to $50.5 million, representing revolver borrowings in the U.S. to fund the repayment of the $100.0 million unsecured notes offset by revolver repayments in Europe. Additionally, we received proceeds of $29.6 million from the issuance of common stock under our stock plans and paid a dividend of $1.9 million to the joint venture partner during the six months ended June 30, 2007.

Financing Commitments

Our long-term debt consisted of the following:

($ in millions)	June 30, 2007	December 31, 2006
Revolving credit facility	$481.4	$422.4
3.75% convertible senior notes due 2026	565.0	565.0
5.875% senior notes due 2016, net of discount	337.2	328.8

Total long-term debt	$1,383.6	$1,316.2

Revolving credit facility

At June 30, 2007, we had a commitment under our revolving credit agreement amounting to €465.0 million, or $629.5 million. At June 30, 2007, we had €109.4 million or $148.1 million, available for borrowing under the credit agreement. This credit agreement expires December 15, 2010.

We are required to maintain certain leverage and interest coverage ratios set forth in the revolving credit agreement. As of June 30, 2007, we were compliant with all financial covenants specified in the revolving credit agreement. The agreement also includes limitations on our ability to incur additional indebtedness; to merge, consolidate, or sell assets; to create liens; and to make payments in respect of capital stock or subordinated debt, as well as other customary covenants and representations.

The following table summarizes the financial covenant requirements and our compliance with these covenants as of June 30, 2007:

Covenant	Requirement	Actual at June 30, 2007
Maximum leverage ratio	4.25:1.0	3.84:1.0
Minimum interest coverage ratio	3.50:1.0	5.18:1.0

The following table summarizes our future financial covenant requirements:

Fiscal Quarter Ending	Maximum Leverage Ratio	Minimum Interest Coverage Ratio
September 29, 2007	3.75:1.0	3.50:1.0
December 31, 2007 and thereafter	3.50:1.0	3.50:1.0

As of June 30, 2007, we had borrowings under our revolving credit facility of €355.6 million, or $481.4 million. The borrowings were classified as long-term debt because of our ability and intent to continuously refinance such borrowings. For the three and six months ended June 30, 2007, the weighted average interest rate for the revolving credit facility was 4.58 and 4.33 percent, respectively.

3.75% convertible senior notes due 2026

In June 2006, we issued $565.0 million in aggregate principal amount of 3.75% convertible senior notes (the “Convertible Notes”) in a private placement offering. As of June 30, 2007, the Convertible Notes had a fair market value of $608.2 million.

5.875% senior notes due 2016

In June 2006, we issued €250.0 million, or $338.4 million, in aggregate principal amount of 5.875% senior notes (the “Euro Notes”). As of June 30, 2007, the Euro Notes had a fair market value of €245.0 million, or $331.7 million.

Market Risk

We are exposed to market risks, which include changes in foreign currency exchange rates, interest rate risk and credit risk. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in sales, net income, and assets and liabilities denominated in currencies other than the U.S. dollar. The potential change in foreign currency exchange rates represents a substantial risk to us because approximately 62 percent of our business was conducted outside of the United States for the six months ended June 30, 2007, generally in foreign currencies. Our primary risk management strategy is to use forward exchange contracts to hedge certain foreign currency transaction exposures. The intent of this strategy is to offset gains and losses that occur on the underlying booked exposures with gains and losses resulting from the forward exchange contracts that hedge these exposures. Principal hedged currencies include the Euro, Japanese Yen and Great Britain Pound. Gains and losses resulting from changes in the value of the derivative are recognized currently in earnings or reported in accumulated other comprehensive income, a separate component of shareholders’ equity. This depends on the use of the derivative and whether it has been designated and qualifies as an effective hedge.

As of June 30, 2007, we had open forward exchange contracts designated as cash flow hedges of forecasted intercompany sales with total U.S. dollar equivalent notional amounts of approximately $39.4 million. These forward exchange contracts are generally short-term in nature, maturing through August 2008. At June 30, 2007, we prepared an analysis to determine the sensitivity of our forward exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward exchange contracts would have resulted in a net loss in fair value of these contracts of approximately $4.4 million. All such losses on these forward exchange contracts would be substantially offset by gains on the underlying transactions that we had hedged.

In addition, we also hold forward exchange contracts to mitigate the impact of foreign exchange risk related to intercompany receivable and payable balances. As of June 30, 2007, the U.S. dollar equivalent notional amounts of these contracts totaled $247.1 million. The periods of these forward exchange contracts typically span less than three and six months. Changes in fair value of these forwards are recorded through current earnings because these instruments do not qualify for hedge accounting. The fair value of these contracts was a net gain of $0.5 million at June 30, 2007.

Our risk management policy allows for hedging our net investments in foreign subsidiaries, using both derivative and non-derivative instruments. In June 2006, we issued €250.0 million of Euro-denominated senior notes which gives rise to foreign exchange risk when the debt is remeasured into U.S. dollars at the end of each period. The remeasurement gains and losses are recorded in other comprehensive income because we designated this debt as an economic hedge of our net investments in European subsidiaries. Upon maturity, however, we could be exposed to significant exchange rate risk because we will be required to repay the debt at the then current market exchange rates, which could be higher than the rates at which we borrowed the debt in June 2006. As of June 30, 2007, we have recorded a cumulative loss of $24.6 million in other comprehensive income due to the change in value of the U.S. dollar versus the Euro since issuance of the notes. A further 10 percent strengthening or weakening of the Euro against the U.S. dollar will cause this cumulative loss to increase or decrease by $33.8 million.

We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which affects debt as well as cash and cash equivalents. As of June 30, 2007, our debt portfolio was comprised of a combination of fixed and floating rate borrowings. Our exposure to interest rate risk primarily relates to our revolving credit facilities, under which the interest rates on our borrowings float with LIBOR rates. The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible notes is affected by our stock price. The total estimated fair value of our fixed rate debt at June 30, 2007 was $939.8 million. Fair values were determined from available market prices using current interest rates and terms to maturity. If interest rates were to increase or decrease by 1 percent, the fair value of our long-term debt would decrease or increase by approximately $35.0 million.

We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Credit Risk

We are exposed to concentrations of credit risk in cash and cash equivalents, trade receivables, and forward exchange contracts. Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. The amount placed with any one institution is limited by policy. Trade receivables credit risk exposure is limited due to the large number of established customers and their dispersion across different geographies. We are exposed to credit risk on our hedging instruments in the event of nonperformance by counterparties. However, we do not anticipate nonperformance by any of these counterparties because our hedging activities are transacted only with financial institutions with high credit ratings.

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

We adopted the provisions of Financial Accounting Standards Board (the “FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” as of January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.6 million adjustment to retained earnings which increased the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and including the opening adjustment, we had $29.2 million of unrecognized tax benefits, of which $21.3 million would affect our effective tax rate if recognized. The remaining unrecognized benefits that would not affect our effective tax rate if recognized relate to the pre-acquisition periods of Serologicals Corporation. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of January 1, 2007, we had approximately $0.4 million of accrued interest related to uncertain tax positions.

We conduct business globally and, as a result, we file income tax returns in the United States and multiple foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as France, Ireland, Japan, Sweden, the United Kingdom, and the United States.

The major taxing jurisdictions in which we operate and the tax years that remain subject to examination are as follows:

France	2004 – 2006
Ireland	2002 – 2006
Japan	2006
Sweden	1995 – 2006
United Kingdom	2004 – 2006
United States	2002 – 2006

At June 30, 2007, we had $20.1 million of unrecognized tax benefits, of which of $12.2 million would affect our effective tax rate when they are recognized. Over the next 12 months, we may record up to $3.0 million of previously unrecognized tax benefits that would affect our effective tax rate as a result of favorable resolution of transfer pricing uncertainties surrounding the conclusion of tax audits and statute of limitations closures.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of SFAS No. 157 on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for us as of the beginning of fiscal year 2008. We are currently assessing the effect, if any, that the adoption of SFAS No. 159 will have on our financial position and results of operations.

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

Item 4. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Millipore Corporation was held on May 4, 2007. The following matters were voted on:

1.	The election of three Class II Directors for a three-year term (expiring in 2010). The following votes were tabulated with respect to the election:

	Votes “For”	“Withhold”
Prof. Dr. Daniel Bellus	48,121,872	512,126
Robert C. Bishop, Ph.D.	48,805,453	828,545
Edward M. Scolnick, M.D.	48,114,281	519,717

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

MILLIPORE CORPORATION

Signature	Title	Date

By: /s/ Kathleen B. Allen Kathleen B. Allen	Vice President and Chief Financial Officer (on behalf of the registrant as its Principal Financial Officer)	August 8, 2007

By: /s/ Anthony L. Mattacchione Anthony L. Mattacchione	Vice President, Corporate Controller and Chief Accounting Officer (on behalf of the registrant as its Principal Accounting Officer)	August 8, 2007

Exhibit Index

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002