Form 10-Q
period 2007-09-29
MILLIPORE CORP /MA
filed 2007-11-07
CIK 66479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2007

or

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

As of October 27, 2007, there were 54,575,718 shares of the registrant’s Common Stock outstanding.

MILLIPORE CORPORATION

In this Form 10-Q, unless the context otherwise requires, the terms “Millipore”, the “Company”, “we” or “us” shall mean Millipore Corporation and its subsidiaries.

PART I

Item 1.	Financial Statements

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$371,174	$330,117	$1,126,341	$872,307
Cost of sales	169,128	169,261	534,039	425,282

Gross profit	202,046	160,856	592,302	447,025
Selling, general and administrative expenses	118,143	106,785	364,047	276,609
Research and development expenses	26,492	24,637	79,949	62,767

Operating income	57,411	29,434	148,306	107,649
Interest income	382	4,713	1,152	20,873
Interest expense	(16,542)	(16,548)	(49,615)	(28,733)

Income before income taxes and minority interest	41,251	17,599	99,843	99,789
Provision for income taxes	4,130	2,347	5,649	20,348
Minority interest, net of tax	859	439	2,860	960

Net income	$36,262	$14,813	$91,334	$78,481

Earnings per share:
Basic	$0.67	$0.28	$1.69	$1.48

Diluted	$0.66	$0.27	$1.66	$1.45

Weighted average shares outstanding:
Basic	54,472	53,286	54,125	53,061
Diluted	55,184	54,172	54,905	54,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 29, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$24,347	$77,481
Accounts receivable (less allowance for doubtful accounts of $3,866 and $3,700 as of September 29, 2007 and December 31, 2006, respectively)	295,690	277,410
Inventories	277,222	256,666
Deferred income taxes	45,830	62,978
Other current assets	17,951	34,820

Total current assets	661,040	709,355
Property, plant and equipment, net	578,632	525,903
Deferred income taxes	37,319	8,366
Intangible assets, net	446,841	488,303
Goodwill	1,019,918	1,014,194
Other assets	23,652	25,370

Total assets	$2,767,402	$2,771,491

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$100,000
Accounts payable	91,343	90,843
Income taxes payable	14,412	15,539
Accrued expenses and other current liabilities	189,913	191,265
Deferred income taxes	4,290	4,183

Total current liabilities	299,958	401,830
Deferred income taxes	11,675	16,121
Long-term debt	1,285,322	1,316,256
Other liabilities	80,125	83,793

Total liabilities	1,677,080	1,818,000

Minority interest	6,656	5,080
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, par value $1.00 per share, 120,000 shares authorized; 54,547 shares issued and outstanding as of September 29, 2007; 53,524 shares issued and outstanding as of December 31, 2006	54,547	53,524
Additional paid-in capital	245,932	196,774
Retained earnings	797,420	706,686
Accumulated other comprehensive loss	(14,233)	(8,573)

Total shareholders’ equity	1,083,666	948,411

Total liabilities and shareholders’ equity	$2,767,402	$2,771,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$91,334	$78,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,367	49,373
Business acquisition inventory fair value adjustments	11,121	13,279
Stock-based compensation	11,598	9,032
Deferred income tax benefit	(20,593)	(2,873)
Minority interest	2,860	960
Other	(7,042)	(5,974)
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,973)	(11,049)
Increase in inventories	(18,586)	(16,217)
Decrease in other assets	7,165	3,227
Decrease in accounts payable	(2,358)	(8,019)
Decrease in accrued expenses and other current liabilities	(27,014)	(10,348)
Increase (decrease) in income taxes payable	7,035	(20,681)
Increase in other liabilities	1,472	715

Net cash provided by operating activities	144,386	79,906

Cash flows from investing activities:
Additions to property, plant and equipment	(77,585)	(77,505)
Proceeds from sale of property, plant and equipment	6,080	—
Purchases of marketable securities	—	(1,481,205)
Proceeds from sale of marketable securities	—	1,595,152
Acquisitions of businesses, net of cash acquired	—	(1,176,389)

Net cash used for investing activities	(71,505)	(1,139,947)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	39,692	48,438
Excess tax benefit from stock plan activities	—	7,135
Dividends paid to minority shareholders	(1,874)	(387)
Repayment of 7.5% ten-year unsecured notes due 2007	(100,000)	—
Repayments under revolving credit facility, net	(68,225)	(22,657)
Issuance of 3.75% convertible senior notes due 2026, net of debt issuance costs	—	551,639
Issuance of 5.875% senior notes due 2016, net of discount and debt issuance costs	—	309,238
Repayment of Serologicals 4.75% convertible debentures	—	(277,313)
Costs related to amendments to revolving credit facility	—	(2,806)

Net cash (used for) provided by financing activities	(130,407)	613,287

Effect of foreign exchange rates on cash and cash equivalents	4,392	1,110

Net decrease in cash and cash equivalents	(53,134)	(445,644)
Cash and cash equivalents at beginning of period	77,481	537,052

Cash and cash equivalents at end of period	$24,347	$91,408

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

Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since the fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The third fiscal quarters of 2007 and 2006 ended on September 29, 2007 and September 30, 2006, respectively.

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

2. Stock-based Compensation

We grant stock options, restricted stock awards and restricted stock units to employees, officers, and directors under our current stock plans. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective method as of January 1, 2006. Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period, which generally represents the vesting period. We estimate the fair value of our stock options using the Black-Scholes option-pricing model and the fair value of our restricted stock awards and restricted stock units based on the quoted market price of our common stock at the date of grant. We granted 3 and 296 stock options during the three and nine months ended September 29, 2007, respectively. We granted 3 and 334 restricted stock units during the three and nine months ended September 29, 2007, respectively. Stock-based compensation expense and related income tax benefits recognized in our condensed consolidated statements of operations were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Stock-based compensation expense in:
Cost of sales	$679	$474	$1,847	$1,320
Selling, general and administrative expenses	3,206	2,256	8,548	6,467
Research and development expenses	490	540	1,203	1,245

Total stock-based compensation expense	4,375	3,270	11,598	9,032
Less: income tax benefits	1,362	1,043	3,723	2,856

Stock-based compensation expense, net of tax	$3,013	$2,227	$7,875	$6,176

3. Business Acquisitions

On July 14, 2006, we acquired Serologicals Corporation (“Serologicals”). The total purchase price was $1,474,928 including debt assumed. Serologicals’ assets and liabilities were recorded at fair value at July 14, 2006 under the purchase method. The acquisition purchase price was allocated to net assets acquired, identifiable intangible assets, and goodwill based on their fair values. At the time of acquisition, we committed to a plan of integration of certain Serologicals activities, which included closure of facilities, the abandonment or redeployment of equipment, and employee terminations.

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

	Severance and Relocation Costs	Other Facility Exit Costs	Total
Balance at December 31, 2006	$6,187	$5,226	$11,413
Provisions	905	69	974
Payments	(4,821)	(831)	(5,652)
Other	55	87	142

Balance at September 29, 2007	$2,326	$4,551	$6,877

The results of Serologicals’ operations have been included in the condensed consolidated statement of operations since the acquisition date. The following unaudited pro forma financial information presents the combined results of operations of Millipore and Serologicals as if the acquisition had occurred on January 1, 2006. The combined results of operations have been adjusted to reflect the amortization of purchased intangible assets and inventory fair value adjustments, additional financing expenses, and other direct costs incurred by Serologicals in connection with the acquisition. The unaudited pro forma financial information is not intended to represent, or be indicative of, our consolidated results of operations that would have been reported had the acquisition been completed as of January 1, 2006 and should not be taken as representative of our future consolidated results of operations.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net sales	$341,047	$1,002,671
Net income	$11,718	$37,696
Basic earnings per share	$0.22	$0.71
Diluted earnings per share	$0.22	$0.70

4. Goodwill

The following table presents changes in our goodwill balances:

	Nine Months Ended
	September 29, 2007	September 30, 2006
Balance at beginning of period	$1,014,194	$82,718
Additions for current year acquisitions	—	968,626
Adjustments for prior year acquisitions	386	(1,634)
Effect of foreign exchange rate changes	5,338	6,133

Balance at end of period	$1,019,918	$1,055,843

During 2007, we increased the severance and relocation cost liabilities related to Serologicals acquisition by $905 and the facility closure cost liabilities by $69 and increased certain pre-acquisition contingencies by $1,156 based on better estimates for such costs. The deferred tax assets recorded in connection with these adjustments amounted to $811. In addition, we reduced accruals for certain pre-acquisition tax contingencies by $933 related to the acquisition of Serologicals. These adjustments resulted in an addition to goodwill from Serologicals in the amount of $386 in the nine months ended September 29, 2007.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

5. Intangible Assets

Intangible assets, net, consisted of the following:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
September 29, 2007
Patented and unpatented technologies	$81,183	$(28,033)	$53,150	5 – 20 years
Trademarks and trade names	42,546	(14,801)	27,745	5 – 20 years
Customer relationships	405,225	(41,655)	363,570	15 – 18 years
Licenses and other	7,928	(5,552)	2,376	5 – 10 years

Total	$536,882	$(90,041)	$446,841

December 31, 2006
Patented and unpatented technologies	$80,461	$(20,719)	$59,742	5 – 20 years
Trademarks and trade names	42,292	(11,914)	30,378	5 – 20 years
Customer relationships	404,138	(7,798)	396,340	15 – 18 years
Licenses and other	6,363	(4,520)	1,843	5 – 10 years

Total	$533,254	$(44,951)	$488,303

Amortization expense for the nine months ended September 29, 2007 and September 30, 2006 was $44,520 and $9,267, respectively.

The estimated aggregate amortization expense for intangible assets owned as of September 29, 2007 for each of the five succeeding years and thereafter is as follows:

Remainder of 2007	$14,903
2008	63,829
2009	56,644
2010	50,459
2011	45,293
2012	39,662
Thereafter	176,051

$446,841

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

6. Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Numerator:
Net income	$36,262	$14,813	$91,334	$78,481

Denominator:
Weighted average common shares outstanding for basic EPS	54,472	53,286	54,125	53,061
Dilutive effect of stock-based compensation awards	712	886	780	1,107

Weighted average common shares outstanding for diluted EPS	55,184	54,172	54,905	54,168

Earnings per share:
Basic	$0.67	$0.28	$1.69	$1.48

Diluted	$0.66	$0.27	$1.66	$1.45

For the three months ended September 29, 2007 and September 30, 2006, outstanding stock options and restricted stock units amounting to 542 and 335, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. For the nine months ended September 29, 2007 and September 30, 2006, outstanding stock options and restricted stock units amounting to 503 and 278, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. Antidilutive options and restricted stock units could become dilutive in the future. In addition, shares issuable for the conversion premium upon conversion of the 3.75% convertible senior notes were excluded from the calculation of diluted earnings per share as of September 29, 2007 and September 30, 2006 because our stock price had not exceeded the conversion price.

7. Inventories

Inventories, stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	September 29, 2007	December 31, 2006
Raw materials	$52,768	$50,085
Work in process	80,684	79,577
Finished goods	143,770	127,004

Total inventories	$277,222	$256,666

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

8. Property, Plant and Equipment

Accumulated depreciation on property, plant and equipment was $325,755 at September 29, 2007 and $271,370 at December 31, 2006.

In connection with the Serologicals acquisition on July 14, 2006, we acquired certain idle facilities located in Lawrence, Kansas and Lake Placid, New York. In addition, we ceased to use an additional former Serologicals facility located in Toronto, Ontario in the 2007 first quarter. The estimated net realizable value of these assets was reported as assets held for sale in the other current assets section of the condensed consolidated balance sheets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”). These assets were not used in our operations and were not depreciated. During the 2007 third quarter, we sold the Lake Placid and Toronto facilities for $5,584 and recognized gains of $400 in our condensed consolidated statement of operations. Because we were not successful selling the Lawrence facility during the one year period following the Serologicals acquisition, we were required to reclassify the lower of the fair value or depreciated carrying value of this facility from other current assets to property, plant and equipment. The reclassification amounted to $13,180 and, in connection with this reclassification, we recorded depreciation expense in the amount of $870, representing a cumulative adjustment for depreciation expense from the date of acquisition to September 29, 2007. The reclassification and depreciation adjustments were made in accordance with SFAS No. 144 and represented a non-cash investing activity.

9. Debt

Short-term debt

Short-term debt at December 31, 2006 consisted of our 7.5% ten-year unsecured notes in the aggregate amount of $100,000. These notes were due on April 1, 2007 and were paid off, including accrued interest of $3,750, with cash on hand and borrowings under our revolving credit facility.

Long-term debt

Our long-term debt consisted of the following:

	September 29, 2007	December 31, 2006
Revolving credit facility	$364,953	$422,442
3.75% convertible senior notes due 2026	565,000	565,000
5.875% senior notes due 2016, net of discount	355,369	328,814

Total long-term debt	$1,285,322	$1,316,256

At September 29, 2007, we had a credit commitment under our revolving credit agreement amounting to €465,000, or $663,243. At September 29, 2007, we had €209,132, or $298,290, available for borrowing under the revolving credit agreement. This revolving credit agreement expires June 6, 2011. At September 29, 2007, we were in compliance with all financial covenants under the revolving credit agreement.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

10. Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” as of January 1, 2007. As a result of the implementation of FIN 48, we recognized a $600 adjustment to retained earnings which increased the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and including the opening adjustment, we had $29,200 of unrecognized tax benefits, of which $21,300 would affect our effective tax rate if recognized. The remaining unrecognized benefits that would not affect our effective tax rate if recognized relate to the pre-acquisition periods of Serologicals. We recognize interest and penalties related to uncertain tax positions in income tax expense. At the adoption date of January 1, 2007, we had approximately $400 of accrued interest related to uncertain tax positions.

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

During the three and nine months ended September 29, 2007, we recorded $2,800 and $11,900, respectively, of previously unrecognized tax benefits as a result of the completion of tax examinations and statute of limitations closures. At September 29, 2007, we had $15,600 of unrecognized tax benefits, of which $9,400 would affect our effective tax rate when they are recognized. Over the next twelve months, we do not reasonably foresee any material changes in our unrecognized tax benefits.

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

We use a December 31 measurement date for all of our retirement and postretirement benefit plans, except for one foreign plan that uses September 30. We expect to adopt the measurement date provisions of SFAS No. 158 for this foreign plan in 2008.

Our net periodic pension and post-retirement benefit costs were as follows:

	U.S. Pension Benefits
	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Components of net periodic benefit cost:
Service cost (benefit)	$18	$(144)	$38	$(320)
Interest cost	939	318	1,752	958
Expected return on plan assets	(913)	(261)	(1,513)	(901)
Amortization of prior service cost	—	2	—	6
Amortization of net loss	183	258	517	680

Net periodic benefit cost	$227	$173	$794	$423

	Foreign Retirement Benefits
	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Components of net periodic benefit cost:
Service cost	$703	$627	$2,069	$1,851
Interest cost	427	346	1,256	1,013
Expected return on plan assets	(360)	(291)	(1,061)	(850)
Amortization of net loss	36	43	109	126

Net periodic benefit cost	$806	$725	$2,373	$2,140

	U.S. Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Components of net periodic benefit cost:
Service cost	$243	$69	$459	$319
Interest cost	162	119	456	411
Amortization of net gain	(8)	(27)	(68)	(69)

Net periodic benefit cost	$397	$161	$847	$661

We expect to contribute $1,442 to the U.S. pension plan, $1,281 to the foreign retirement plans, and $585 to the U.S. postretirement benefit plan in 2007. As of September 29, 2007, we made contributions of $1,078, $1,022, and $443 to the U.S. pension plan, the foreign retirement plans, and the U.S. postretirement benefit plan, respectively.

MILLIPORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

12. Derivative Instruments and Hedging

We account for derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). SFAS No. 133 requires that all derivatives, including forward currency exchange contracts, be recognized on the balance sheet at fair value. The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. We do not hold or engage in derivative instruments for trading or speculative purposes. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions. Derivatives that are not designated as hedges are recorded at fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the changes in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Both realized and unrealized gains or losses on the hedging instrument are recognized in earnings when the hedge is not considered effective in offsetting changes in fair value of the hedged item.

We began entering into foreign currency forward exchange contracts designated as cash flow hedges in the second quarter of 2007 to mitigate the currency risk associated with forecasted intercompany sales attributable to changes in the related foreign exchange rates. We entered into forward exchange contracts that match the currency, timing, and notional amount of the underlying forecasted transaction, thus no ineffectiveness has resulted or been recorded through the condensed consolidated statement of operations. In the event the forecasted transaction to which a cash flow hedge relates is no longer likely, the gain or loss in accumulated other comprehensive income would be recognized in earnings immediately and generally the derivative would be terminated. At September 29, 2007, these forward exchange contracts had an aggregate U.S. dollar equivalent notional amount of $51,727 and an aggregate U.S. dollar equivalent fair value of a net loss of $847, which was recorded as part of other comprehensive income. Our forward exchange contracts are primarily short term in nature with the maximum hedge period not exceeding fifteen months. The net gain or loss from these cash flow hedging contracts reported in accumulated other comprehensive income will be reclassified to earnings when the underlying transaction affects earnings. The ultimate amount recognized will vary based on fluctuations of the hedged currencies through the contract maturity dates. Gains and losses on forward exchange contracts intended as hedges of intercompany sales are recorded in net sales in our condensed consolidated statement of operations when the related inventory is sold to third-party customers. As of September 29, 2007, we have recognized net realized losses of $119 from these hedging contracts in our condensed consolidated statement of operations as a reduction to net sales.

In addition to the forward exchange contracts designated as cash flow hedges of forecasted intercompany sales, we also hold forward exchange contracts to mitigate the impact of foreign exchange risk related to certain foreign currency denominated receivable and payable balances. The aggregate U.S. dollar equivalent notional amount of these forward exchange contracts was $243,428 and $286,626 at September 29, 2007 and December 31, 2006, respectively. The fair values of these contracts were gains of $1,139 and $1,125 at September 29, 2007 and December 31, 2006, respectively. Both realized and unrealized gains and losses are recorded in selling, general and administrative expenses in the condensed consolidated statement of operations.

As of September 29, 2007, our debt portfolio was comprised of $900,000 of debt denominated in U.S. dollars and €271,000 denominated in the Euro. During the 2007 third quarter, we redenominated a portion of our revolver by borrowing $307,000 in U.S. dollars and simultaneously repaying the equivalent amount of €228,000 in Euro borrowings to minimize the translation exposure caused by the strengthening Euro. At September 29, 2007, we had $119,000 of U.S. dollar denominated debt under the revolver in a European subsidiary. We entered into forward exchange contracts, which matured in October 2007, to hedge the foreign exchange risk related to the intercompany and external debt incurred associated with this redenomination. At September 29, 2007, the forward exchange contracts had U.S. dollar equivalent notional amounts of $318,400 and an aggregate U.S. dollar equivalent fair value of a net loss of $17,747. The unrealized net loss related to the forward exchange contracts was substantially offset by gains on the underlying transactions, which resulted in a net transaction gain of $220 in the 2007 third quarter.

We designated our 5.875% senior notes due 2016 (the “Euro Notes”) as an economic hedge of our net investments in our European subsidiaries. Accordingly, we reported an unrealized loss of $42,803 and $16,253 in accumulated other comprehensive loss in our condensed consolidated balance sheets as of September 29, 2007 and December 31, 2006, respectively, for remeasurement of the Euro Notes into U.S. dollars.

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

13. Comprehensive Income

The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net income	$36,262	$14,813	$91,334	$78,481
Change in additional pension liabilities adjustments, net of tax	665	(3)	746	(75)
Change in net unrealized loss on cash flow hedges, net of tax	(742)	—	(479)	—
Change in net realized loss on cash flow hedges, net of tax	(42)	—	(35)	—
Foreign currency translation adjustments	12,416	(2,743)	20,658	(1,871)
Change in fair value of net investment hedge	(18,150)	2,798	(26,550)	(3,242)

Other comprehensive (loss) income	(5,853)	52	(5,660)	(5,188)

Total comprehensive income	$30,409	$14,865	$85,674	$73,293

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

15. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of SFAS No. 157 on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for us as of the beginning of fiscal year 2008. We are currently assessing the effect, if any, the adoption of SFAS No. 159 will have on our financial position and results of operations.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires companies that are involved in research and development activities to defer nonrefundable advance payments for future research and development activities and to recognize those payments as goods and services are delivered. We will be required to assess on an ongoing basis whether or not the goods or services will be delivered and to expense the nonrefundable advance payments immediately if we determine that the delivery of such goods or services is unlikely. EITF 07-3 is effective for new arrangements entered into subsequent to the beginning of our fiscal year 2008. We are currently evaluating the impact that the adoption of EITF 07-3 will have on our financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006. Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The third fiscal quarters of 2007 and 2006 ended on September 29, 2007 and September 30, 2006, respectively.

General Overview

Millipore is a life science leader providing technologies, tools and services for bioscience research and biopharmaceutical manufacturing. As a strategic partner, we collaborate with customers to confront the world’s challenging human health issues. From research to development to production, our scientific expertise and innovative solutions help customers tackle their most complex problems and achieve their goals. We are organized in two operating divisions. Our Bioprocess division helps pharmaceutical and biotechnology companies to optimize their manufacturing productivity, ensure the quality of drugs, and scale up the production of biologics. Our Bioscience division helps optimize laboratory productivity and workflows by providing reagents, kits and other enabling technologies and products for life science research and drug development. We have a deep understanding of our customers’ research and manufacturing process needs, and offer reliable and innovative tools, technologies and services.

We compete in two related markets, life science research and biopharmaceutical manufacturing. Our Bioprocess division serves the biopharmaceutical manufacturing market, principally composed of biotechnology and pharmaceutical companies that develop, manufacture and sell products for the diagnosis, prevention and treatment of diseases. Our Bioscience division serves the life science research market, principally composed of companies and institutions conducting basic research, drug discovery and other analytical laboratory work.

Millipore provides a wide range of products and services to a range of customers across a range of geographies. The breadth of our business portfolio allows us to target growth on a number of dimensions, rather than relying on any single business, market, or economy. The proportion of our Bioscience revenue to total revenue increased in 2007 as compared to 2006 as a result of our acquisition of Serologicals Corporation (“Serologicals”), which had a greater percentage of its revenue derived from the life science research market.

The following table sets forth revenues derived from the Bioprocess and Bioscience divisions as a percentage of our total revenue.

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Bioprocess	57%	59%	58%	60%
Bioscience	43%	41%	42%	40%

Total	100%	100%	100%	100%

The composition of our geographic revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Americas	41%	46%	43%	44%
Europe	42%	38%	40%	40%
Asia/Pacific	17%	16%	17%	16%

Total	100%	100%	100%	100%

The performance of our broader business portfolio, the underlying growth of our business in Europe and Asia, and the execution of our strategy resulted in healthy revenue growth in the 2007 third quarter. Our Bioscience division reported strong revenue growth in the 2007 third quarter and both of our divisions experienced revenue growth in the 2007 third quarter and the first nine months of 2007. All comparisons in the following discussions include thirteen weeks of Serologicals activities in the 2007 third quarter compared to eleven weeks in the 2006 third quarter because we acquired Serologicals on July 14, 2006. Serologicals’ revenue in the first two weeks of 2007 third quarter amounted to $7.5 million ($2.2 million and $5.3 million attributable to our Bioprocess and Bioscience divisions, respectively), after adjusting for the favorable effect of foreign currency translation.

	Bioprocess Three Months Ended		Bioscience Three Months Ended		Consolidated Three Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Reported growth	8%	34%	19%	44%	12%	38%
Less: Foreign currency translation	4%	2%	4%	2%	4%	2%
Acquisitions	—	21%	—	36%	—	27%

Organic growth	4%	11%	15%	6%	8%	9%

	Bioprocess Nine Months Ended		Bioscience Nine Months Ended		Consolidated Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Reported growth	24%	18%	37%	19%	29%	19%
Less: Foreign currency translation	4%	(1)%	4%	(1)%	4%	(1)%
Acquisitions	11%	10%	24%	11%	16%	11%

Organic growth	9%	9%	9%	9%	9%	9%

The consolidated revenue increase of 12 percent to $371.2 million in the 2007 third quarter reflected growth of 8 percent and a favorable effect of changes in foreign currency translation rates of 4 percent. Changes in product pricing had an insignificant effect on the year-over-year comparison. The revenue growth came primarily from the strength in the life sciences research market and a more effective Bioscience sales force.

After adjusting for foreign currency translation, Bioprocess division revenue grew 4 percent in the 2007 third quarter versus the prior year comparable period, which was sequentially lower than the 2007 first and second quarters. The lower growth rate was attributable to significant reduction of monoclonal antibody drug production by a few of our largest biopharmaceutical drug manufacturing customers in North America. Due to company-specific factors, we believe that these customers have re-evaluated market demand for their products and are reducing their inventories of certain monoclonal antibodies to reduce their costs and improve their working capital. The lower Bioprocess growth rate was also adversely affected by fewer approvals of new biologic drugs. There was only one biologics license application (“BLA”) approved by the Food and Drug Administration Center for Drug Evaluation and Research in 2007 compared to four in 2006. The approval of BLAs has a positive effect on our Bioprocess growth rate since they increase the overall volume of monoclonal antibodies produced. The lower demand for our products from these biopharmaceutical drug customers had an adverse effect on our sales in the 2007 third quarter and we expect this trend to continue into 2008. Despite the lower demand expectations of these customers, we believe the overall biotechnology industry remains healthy, as evidenced by our strong growth in non-U.S. markets in the 2007 third quarter.

The fundamentals of the life sciences research market were strong in the 2007 third quarter. After adjusting for foreign currency translation, the Bioscience division revenue grew 15 percent in the 2007 third quarter. The successful execution of our sales and marketing initiatives and the increased productivity of our combined sales organization following the Serologicals acquisition resulted in this revenue growth. We expect revenue growth to continue for the remainder of 2007 through our focus on marketing and re-branding programs, a new e-commerce business platform, broadening distributor relationships, and new products.

Our 2007 third quarter operating income increased versus the prior year comparable period primarily as a result of higher sales volume, a more profitable business mix, productivity improvements associated with our supply chain initiatives, the significant reduction of Serologicals related acquisition and integration costs, and the favorable effect of foreign currency translation. Our 2007 third quarter operating profit margin of 15 percent increased 660 basis points from the prior year comparable period primarily due to better operating leverage after the Serologicals acquisition and much lower acquisition related costs in the 2007 third quarter as compared to the 2006 third quarter.

Diluted earnings per share (“EPS”) of $0.66 in the 2007 third quarter increased $0.39 from the prior year comparable period. In addition to the higher operating income, the reversal of reserves related to uncertain tax positions upon the expiration of a statute of limitations contributed to the higher EPS.

We generated $144.4 million of operating cash flows for the first nine months of 2007, which was an 81 percent increase over the first nine months of 2006. Operating cash flow generation in the 2007 third quarter was $95.5 million and was driven by our strong operating results. During the 2007 third quarter, we repaid $119.5 million of our long term debt. We will continue to focus on operating cash flow generation, which we expect to use to further reduce our debt.

Results of Operations

Revenues

Net sales and the percent of sales growth by division, as compared with the prior year, is summarized in the table below.

	Three Months Ended			Nine Months Ended
Net sales by division ($ in millions):	September 29, 2007	September 30, 2006	Growth	September 29, 2007	September 30, 2006	Growth
Bioprocess	$210.5	$194.9	8%	$651.6	$525.5	24%
Bioscience	160.7	135.2	19%	474.7	346.8	37%

Total	$371.2	$330.1	12%	$1,126.3	$872.3	29%

Net sales and the percent of sales growth by geography, as compared with the prior year, is summarized in the table below.

	Three Months Ended			Nine Months Ended
Net sales by geography ($ in millions):	September 29, 2007	September 30, 2006	Growth	September 29, 2007	September 30, 2006	Growth
Americas	$151.4	$151.5	0%	$484.7	$381.5	27%
Europe	157.4	126.8	24%	453.2	347.3	30%
Asia/Pacific	62.4	51.8	21%	188.4	143.5	31%

Total	$371.2	$330.1	12%	$1,126.3	$872.3	29%

Bioprocess Division

Bioprocess revenue growth of 8 percent for the 2007 third quarter included a favorable foreign currency translation effect of 4 percent. The year over year increase was primarily attributable to higher sales of our products used in downstream bioprocessing, such as systems hardware and components. Our process monitoring tools, which are used to test for biopharmaceutical contaminants, also performed well. Offsetting the systems products and process monitoring tools sales growth were lower sales growth of our chromatography media and cell culture supplements as a result of the decline in sales to our largest biopharmaceutical drug manufacturing customers in the U.S.

From a geographic perspective and excluding the foreign currency translation effect, revenues in the Americas, Europe and Asia/Pacific decreased $9.3 million, increased $12.6 million, and increased $3.8 million, respectively, in the 2007 third quarter over the prior year comparable period. The Americas decrease was primarily the result of the lower sales to our large biopharmaceutical manufacturing drug customers in the U.S. The European increases were primarily driven by sales of our filtration and chromatography media products. The sales increase in Asia/Pacific, particularly in growth markets such as India and China, reflected our investments in infrastructure and sales and marketing emphasis in these areas.

Bioprocess revenues of $651.6 million for the nine-month period ended September 29, 2007 increased $126.1 million, or 24 percent, from the prior year comparable period. The revenue increase for the first nine months included a 4 percent favorable effect of foreign currency translation and the favorable effect of business acquisitions of 11 percent versus the prior year comparable period. Adjusting for these items, Bioprocess revenues for the first nine months grew 9 percent. The nine-month revenue growth was largely attributable to higher sales of our core process filtration and systems hardware products outside of the U.S.

Bioscience Division

Bioscience revenue growth of 19 percent for the 2007 third quarter included a favorable foreign currency translation effect of 4 percent. The year over year increase was primarily driven by the overall strength of the life sciences research market and increased levels of life sciences research and development in both universities and pharmaceutical companies, particularly in international markets. This drives higher sales levels of our laboratory water products used by those scientists and researchers. Our successful implementation of initiatives designed to align sales and product management goals, to prioritize key customer relationships, and to execute targeted sales and marketing campaigns has positioned us well with these research customers. Our drug discovery business also contributed to the revenue growth in the 2007 third quarter, particularly in multiplex immunoassays and biomarkers, reflecting improved sales force effectiveness with our broader product portfolio following the Serologicals acquisition.

From a geographic perspective and excluding the favorable foreign currency translation effect, revenues in the Americas, Europe, and Asia/Pacific increased $8.1 million, $6.7 million, and $5.1 million, respectively, in the 2007 third quarter over the prior year comparable period. This reflected the increased levels of life sciences research and the return on our continued investment in sales and marketing infrastructure in growing Asia/Pacific markets, such as India and China.

Bioscience revenue for the nine-month period ended September 29, 2007 increased $127.9 million, or 37 percent, over the prior comparable period. The revenue increase for the first nine months of 2007 included a 4 percent favorable foreign currency translation effect and a 24 percent favorable acquisition effect. Adjusting for these items, Bioscience revenue for the first nine months grew 9 percent. The nine month revenue growth was primarily attributable to strong demand for laboratory water products and higher sales in growing Asia/Pacific markets.

Gross Profit Margin

	Three Months Ended		Nine Months Ended
($ in millions):	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Gross profit	$202.0	$160.9	$592.3	$447.0
Gross profit margin	54%	49%	53%	51%

Gross profit increased $41.1 million, or 26 percent, and $145.3 million, or 32 percent, in the three and nine-month periods ended September 29, 2007, respectively, versus the prior year comparable periods. This was attributable to the increased sales volume, an improved business mix as a result of higher Bioscience revenues, productivity improvements and lower spending as a result of our supply chain initiatives, and lower acquisition and integration costs related to the Serologicals acquisition. Our gross profit margin in 2007 was affected by the costs associated with Serologicals business acquisition inventory fair value adjustments amounting to $0 million and $11.1 million for the three and nine months ended September 29, 2007, respectively, as compared with $13.3 million for the prior year comparable periods. Amortization of acquired intangible assets amounted to $2.4 million and $7.1 million for the three and nine months ended September 29, 2007, respectively, as compared with $2.1 million for the prior year comparable periods. We expect 2007 full year amortization affecting gross profit to be approximately $10.3 million compared to $4.6 million for 2006. Acquisition integration costs amounted to $0.6 million and $2.6 million in the three and nine-month period ended September 29, 2007, respectively, as compared with $0.4 million and $0.5 million for the prior year comparable periods. Costs associated with our supply chain initiatives (primarily employee separation costs, facility closure costs and accelerated depreciation) amounted to $2.5 million and $9.7 million for the three and nine months ended September 29, 2007, respectively, as compared with $4.5 million and $15.0 million for the prior year comparable periods. We plan to continue with our supply chain initiatives for the remainder of 2007 and 2008, which will include the relocation of manufacturing operations from one additional location and production process improvements and purchasing efficiencies.

Selling, General and Administrative Expenses

	Three Months Ended		Nine Months Ended
($ in millions):	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Selling, general and administrative expenses	$118.1	$106.8	$364.0	$276.6
Percentage of net sales	32%	32%	32%	32%

Selling, general and administrative (“SG&A”) expenses increased $11.3 million, or 11 percent, and $87.4 million, or 32 percent, in the three and nine-month periods ended September 29, 2007, respectively, versus the prior year comparable periods. The primary drivers of the higher SG&A expenses were the inclusion of Serologicals’ SG&A expenses in our operating results, significantly higher amortization of intangible assets, and increased labor related costs attributable to increased headcount in both the Bioprocess and Bioscience divisions as we continue to invest in our sales and marketing infrastructure. These factors were somewhat offset by lower current year Serologicals’ integration costs incurred. Amortization expense related to acquired intangible assets increased $8.3 million and $29.8 million in the three and nine months ended September 29, 2007, respectively, as compared to the prior year comparable periods. We expect 2007 full year amortization of intangible assets affecting SG&A expenses to be approximately $48.8 million as compared with $11.3 million in 2006. Serologicals integration costs were $1.4 million and $8.5 million in the three and nine-month periods ended September 29, 2007, respectively, and were primarily attributable to professional advisor fees, employee retentions, and incremental travel expenses. The Serologicals integration was substantially complete in the 2007 second quarter and therefore, we expect our integration costs will decrease significantly for the remainder of 2007.

Research and Development Expenses

	Three Months Ended		Nine Months Ended
($ in millions):	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Research and development expenses	$26.5	$24.6	$79.9	$62.8
Percentage of net sales	7%	7%	7%	7%

Research and development (“R&D”) expenses increased $1.9 million, or 8 percent, and $17.1 million, or 27 percent, for the three and nine-month periods ended September 29, 2007, respectively, versus the prior year comparable periods. Higher R&D expenses were primarily attributable to the inclusion of Serologicals’ R&D expenses in our operating results, increased labor related costs attributable to increased headcount, and increased spending on new product development.

Interest Income/Expense

	Three Months Ended		Nine Months Ended
($ in millions):	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Interest income	$0.4	$4.7	$1.2	$20.9
Interest expense	$16.5	$16.5	$49.6	$28.7
Average interest rate during the period	4.75%	4.36%	4.63%	4.12%

Interest income decreased $4.3 million, or 92 percent, and $19.7 million, or 94 percent, for the three and nine-month periods ended September 29, 2007, respectively, versus the prior year comparable periods. This was the result of lower investment balances attributable to prior year sales of marketable securities, the proceeds of which were used, in part, to fund our Serologicals acquisition on July 14, 2006.

Interest expense for the 2007 third quarter was the same as the prior year comparable period. Higher average interest rates in 2007 were offset by a lower overall debt balance as we continued to repay our debt. Interest expense increased $20.9 million, or 73 percent, for the nine-month period ended September 29, 2007 versus the prior year comparable period attributable to borrowings obtained to fund the acquisition of Serologicals. Our revolving credit facility is comprised of floating rate borrowings based on LIBOR. Increases or decreases in these rates would cause increases or decreases to our interest expense, respectively.

In August 2007, the Financial Accounting Standards Board (the “FASB”) proposed FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”

(the “Proposed FSP”). The public comment period for the Proposed FSP ended in October 2007. The FASB has not issued any final standards to date. The Proposed FSP would require the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The proposed change in accounting treatment would be effective for fiscal years beginning after December 15, 2007 and applied retrospectively to prior periods. If adopted, the Proposed FSP would change the accounting treatment for our $565,000 of 3.75% convertible senior notes due in 2026 (the “Convertible Notes”), which were issued in June 2006. Such a change would impact the presentation of our consolidated financial statements and would result in an increase to our non-cash interest expense beginning in 2008 and for financial statements covering the 2006 and 2007 fiscal years. We can not determine whether or not such accounting treatment will eventually be adopted by the FASB.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Effective income tax rate	10.0%	13.3%	5.7%	20.4%

The lower current year effective income tax rate was caused by a shift in the jurisdictional mix of our profits to lower tax rate jurisdictions, an increased research and development tax benefit in the United States, and the recognition of previously unrecognized tax benefits. We recognized $2.8 million and $11.9 million of previously unrecognized tax benefits in the three and nine months ended September 29, 2007, respectively, as a result of the completion of certain tax examinations and statute of limitations closures. On a full year basis, we expect our effective income tax rate to be approximately 17 percent, excluding the $11.9 million tax benefits recognized in the 2007 and changes in any other previously unrecognized tax benefits.

Net Income and Diluted Earnings per Share

	Three Months Ended		Nine Months Ended
($ in millions, except per share data):	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net income	$36.3	$14.8	$91.3	$78.5
Diluted earnings per share	$0.66	$0.27	$1.66	$1.45

Net income increased $21.5 million, or 145 percent, and $12.8 million, or 16 percent, for the three and nine-month periods ended September 29, 2007, respectively, versus the prior year comparable periods. The increases were primarily the result of higher 2007 operating income and the lower effective tax rate. Net income for the nine-month period ended September 29, 2007 versus the prior year comparable period, was adversely affected by higher interest expense associated with the financing of the Serologicals acquisition.

Diluted earnings per share increased $0.39, or 140 percent, and $0.21, or 15 percent, for the three and nine-month periods ended September 29, 2007, respectively, versus the prior year comparable periods. The increase was the result of the reasons discussed above.

Capital Resources and Liquidity

The following table shows information about our capitalization as of the dates indicated:

(In millions, except ratio amounts)	September 29, 2007	December 31, 2006
Cash and cash equivalents	$24	$77
Total debt	$1,285	$1,416
Total capitalization (debt plus equity)	$2,369	$2,365
Debt to total capitalization	54.2%	59.9%

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, investments in businesses, product development, employee benefit plans, and debt service. Our primary sources of liquidity are internally generated cash flows and borrowings under our revolving credit facility. Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products, our ability to integrate acquisitions, deterioration in certain financial ratios, and market changes in general.

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

We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, our ability to obtain equity financing, as well as availability of additional borrowings under our revolving credit facility, provide additional potential sources of liquidity should they be required.

In the 2007 third quarter we significantly reduced our cash balances reflecting our focus on debt repayment. We intend to maintain our cash balances at a level that better reflects the minimum operating needs of our subsidiaries in which we conduct our business going forward. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences. However, these cash balances are generally available without legal restrictions to fund ordinary business operations. We have transferred, and will continue to transfer, cash from our subsidiaries to us and to other international subsidiaries when it is cost effective to do so.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated:

	Nine Months Ended
($ in millions)	September 29, 2007	September 30, 2006
Net cash provided by operating activities	$144.4	$79.9
Net cash used for investing activities	$(71.5)	$(1,139.9)
Net cash (used for) provided by financing activities	$(130.4)	$613.3
Net decrease in cash and cash equivalents	$(53.1)	$(445.6)

Operating Cash Flows

Cash provided by operating activities was $144.4 million for the nine months ended September 29, 2007 and was primarily attributable to our net income of $91.3 million, non-cash adjustments for depreciation and amortization expenses of $92.4 million, and business acquisition inventory fair value adjustments of $11.1 million. These factors were partially offset by an increase in our working capital. The increase in our working capital from December 31, 2006 to September 29, 2007 was attributable to increases in inventories of $18.6 million driven by higher safety stock levels required in connection with our focused factory initiatives, higher inventory levels based on forecasted demand, and inventories associated with new products. The working capital increase was also attributable to a decrease in accrued expenses of $27.0 million primarily attributable to payments of accrued severance and reductions in incentive compensation and retirement plan related accruals. In the 2007 third quarter, we managed cash collections and disbursements to maximize cash available for debt reduction.

The inventory increase discussed above, coupled with the cyclical nature of our businesses, caused days supply in inventory to increase 31 days to 149 days at September 29, 2007 compared with 118 days at December 31, 2006. Our days supply in inventory is typically the lowest at the end of the fiscal year because of higher sales and lower production volumes in December. Days supply in inventory was 150 days at September 30, 2006. Days sales outstanding in ending accounts receivable was 72 days at September 29, 2007 compared to 67 days at December 31, 2006 and 70 days at September 30, 2006.

Investing Cash Flows

Cash used for investing activities was $71.5 million during the nine months ended September 29, 2007. For the nine months ended September 29, 2007, we paid $77.6 million for capital expenditures and we received $6.1 million from the sale of property, plant and equipment, primarily related to the sale of facilities acquired from Serologicals. We expect our capital expenditures to be approximately $100.0 million to $105.0 million for the full year.

Financing Cash Flows

Cash used for financing activities was $130.4 million during the nine months ended September 29, 2007. We repaid our $100.0 million 7.5% ten-year unsecured notes upon maturity in April 2007. Net repayments under our revolving credit facility during the nine months ended September 29, 2007 amounted to $68.2 million, representing revolver repayments in Europe offset by borrowings in the U.S. to fund the repayment of the $100.0 million unsecured notes. Debt reduction is the primary use for the free cash flow (defined as net cash provided by operations less additions to property, plant and equipment) we generate. Additionally, we received proceeds of $39.7 million from the issuance of common stock under our stock plans and paid dividends of $1.9 million to our joint venture partner during the nine months ended September 29, 2007.

Financing Commitments

Our long-term debt consisted of the following:

($ in millions)	September 29, 2007	December 31, 2006
Revolving credit facility	$365.0	$422.4
3.75% convertible senior notes due 2026	565.0	565.0
5.875% senior notes due 2016, net of discount	355.3	328.8

Total long-term debt	$1,285.3	$1,316.2

Revolving credit facility

At September 29, 2007, we had a commitment under our revolving credit agreement amounting to €465.0 million, or $663.2 million. At September 29, 2007, we had €209.1 million, or $298.3 million, available for borrowing under the credit agreement. This credit agreement expires June 6, 2011.

We are required to maintain certain leverage and interest coverage ratios set forth in the revolving credit agreement. As of September 29, 2007, we were compliant with all financial covenants specified in the revolving credit agreement. The agreement also includes limitations on our ability to incur additional indebtedness; to merge, consolidate, or sell assets; to create liens; and to make payments in respect of capital stock or subordinated debt, as well as other customary covenants and representations.

The following table summarizes the financial covenant requirements and our compliance with these covenants as of September 29, 2007:

	Requirement	Actual at September 29, 2007
Maximum leverage ratio	3.75:1.0	3.57:1.0
Minimum interest coverage ratio	3.50:1.0	5.46:1.0

The following table summarizes our future financial covenant requirements:

	Maximum Leverage Ratio	Minimum Interest Coverage Ratio
Fiscal quarter ending December 31, 2007 and thereafter	3.50:1.0	3.50:1.0

As of September 29, 2007, we had borrowings under our revolving credit facility of €255.9 million, or $365.0 million. The borrowings were classified as long-term debt because of our ability and intent to continuously refinance such borrowings. For the three and nine months ended September 29, 2007, the weighted average interest rate for the revolving credit facility was 5.14% and 4.59%, respectively.

3.75% convertible senior notes due 2026

In June 2006, we issued $565.0 million in aggregate principal amount of 3.75% Convertible Notes in a private placement offering. As of September 29, 2007, the Convertible Notes had a fair market value of $613.8 million.

5.875% senior notes due 2016

In June 2006, we issued €250.0 million, or $356.6 million, in aggregate principal amount of 5.875% senior notes (the “Euro Notes”). As of September 29, 2007, the Euro Notes had a fair market value of €235.0 million, or $335.2 million.

Market Risk

We are exposed to market risks, which include changes in foreign currency exchange rates, interest rate risk and credit risk. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in sales, net income, and assets and liabilities denominated in currencies other than the U.S. dollar. The potential change in foreign currency exchange rates represents a substantial risk to us because approximately 57 percent of our business was conducted outside of the United States for the nine months ended September 29, 2007, generally in foreign currencies. Our primary risk management strategy is to use forward exchange contracts to hedge certain foreign currency transaction exposures. The intent of this strategy is to offset gains and losses that occur on the underlying booked exposures with gains and losses resulting from the forward exchange contracts that hedge these exposures. Principal hedged currencies include the Euro, Japanese Yen, and Great Britain Pound. Gains and losses resulting from changes in the value of the derivative are recognized currently in earnings or reported in accumulated other comprehensive income, a separate component of shareholders’ equity. This depends on the use of the derivative and whether it has been designated and qualifies as an effective hedge.

As of September 29, 2007, we had open forward exchange contracts designated as cash flow hedges of forecasted intercompany sales with total U.S. dollar equivalent notional amounts of approximately $51.7 million. These forward exchange contracts are generally short-term in nature, maturing through November 2008. Based on our analysis, a hypothetical adverse foreign exchange rate movement of 10% against our forward exchange contracts would have resulted in a net loss in fair value of these contracts of approximately $5.7 million at September 29, 2007. All such losses on these forward exchange contracts would be substantially offset by gains on the underlying transactions that were hedged.

In addition, we also hold forward exchange contracts to mitigate the impact of foreign exchange risk related to certain intercompany receivable and payable balances. As of September 29, 2007, the U.S. dollar equivalent notional amounts of these contracts totaled $243.4 million. The periods of these forward exchange contracts typically span between three and nine months. Changes in fair value of these forward exchange contracts are recorded through current earnings because these instruments do not qualify for hedge accounting. The fair value of these forward exchange contracts was a net gain of $1.1 million at September 29, 2007.

As of September 29, 2007, our debt portfolio was comprised of $900.0 million of debt denominated in U.S. dollars and €271.0 million denominated in the Euro. During the 2007 third quarter, we redenominated a portion of our revolver by borrowing $307.0 million in U.S. dollars and simultaneously repaying the equivalent amount of €228.0 million in Euro borrowings to minimize the translation exposure caused by the strengthening Euro. At September 29, 2007, we had $119.0 million of U.S. dollar denominated debt under the revolver in a European subsidiary. We entered into forward exchange contracts, which matured in October 2007, to hedge the foreign exchange risk related to intercompany and external debt incurred associated with this redenomination. At September 29, 2007, the forward exchange contracts had U.S. dollar equivalent notional amounts of $318.4 million and an aggregate U.S. dollar equivalent fair value of a net loss of $17.7 million. The unrealized net loss related to the forward exchange contracts was substantially offset by gains on the underlying transactions, which resulted in a net transaction gain of $0.2 million in the 2007 third quarter.

Our risk management policy allows for hedging our net investments in foreign subsidiaries, using both derivative and non-derivative instruments. In June 2006, we issued €250.0 million of Euro-denominated senior notes which gives rise to foreign exchange risk when the debt is remeasured into U.S. dollars at the end of each period. The remeasurement gains and losses are recorded in other comprehensive income because we designated this debt as an economic hedge of our net investments in European subsidiaries. Upon maturity, however, we could be exposed to significant exchange rate risk because we will be required to repay the debt at the then current market exchange rates, which could be higher than the rates at which we borrowed the debt in June 2006. As of September 29, 2007, we have recorded a cumulative loss of $42.8 million in other accumulated comprehensive income due to the change in value of the U.S. dollar versus the Euro since issuance of the notes. A further 10 percent strengthening or weakening of the Euro against the U.S. dollar will cause this cumulative loss to increase or decrease by $35.7 million.

We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which affects debt as well as cash and cash equivalents. As of September 29, 2007, our debt portfolio was comprised of a combination of fixed and floating rate borrowings. Our exposure to interest rate risk primarily relates to our revolving credit facilities, under which the interest rates on our borrowings float with LIBOR rates. The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible notes is affected by our stock price. The total estimated fair value of our fixed rate debt at September 29, 2007 was $949.0 million. Fair values were determined from available market prices using current interest rates and terms to maturity. If interest rates were to increase or decrease by 1 percent, the fair value of our long-term debt would decrease or increase by approximately $33.9 million.

We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Credit Risk

We are exposed to concentrations of credit risk in cash and cash equivalents, trade receivables, and forward exchange contracts. Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. The amount placed with any one institution is limited by policy. Trade receivables credit risk exposure is limited because of our large number of established customers and their dispersion across different geographies. We are exposed to credit risk on our hedging instruments in the event of nonperformance by counterparties. However, we do not anticipate nonperformance by any of these counterparties because our hedging activities are transacted only with financial institutions with high credit ratings.

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

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” as of January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.6 million adjustment to retained earnings which increased the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and including the opening adjustment, we had $29.2 million of unrecognized tax benefits, of which $21.3 million would affect our effective tax rate if recognized. The remaining unrecognized benefits that would not affect our effective tax rate if recognized relate to the pre-acquisition periods of Serologicals. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of January 1, 2007, we had approximately $0.4 million of accrued interest related to uncertain tax positions.

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

During the three and nine months ended September 29, 2007, we recorded $2.8 million and $11.9 million, respectively, of previously unrecognized tax benefits as a result of the completion of tax examinations and statute of limitations closures. At September 29, 2007, we had $15.6 million of unrecognized tax benefits, of which of $9.4 million would affect our effective tax rate when they are recognized. Over the next twelve months, we do not reasonably foresee any material changes in our unrecognized tax benefits.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of SFAS No. 157 on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for us as of the beginning of fiscal year 2008. We are currently assessing the effect, if any, that the adoption of SFAS No. 159 will have on our financial position and results of operations.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires companies that are involved in research and development activities to defer nonrefundable advance payments for future research and development activities and to recognize those payments as goods and services are delivered. We will be required to assess on an ongoing basis whether or not the goods or services will be delivered and to expense the nonrefundable advance payments immediately if we determine that the delivery of such goods or services is unlikely. EITF 07-3 is effective for new arrangements entered into subsequent to the beginning of our fiscal year 2008. We are currently evaluating the impact that the adoption of EITF 07-3 will have on our financial position and results of operations.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

MILLIPORE CORPORATION

Signature		Title	Date

By:	/s/ Charles F. Wagner, Jr.	Vice President and Chief Financial Officer	November 7, 2007
	Charles F. Wagner, Jr.	(on behalf of the registrant as its Principal Financial Officer)

By:	/s/ Anthony L. Mattacchione	Vice President, Corporate Controller	November 7, 2007
	Anthony L. Mattacchione	and Chief Accounting Officer (on behalf of the registrant as its Principal Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002