Form 10-Q
period 2008-03-29
MILLIPORE CORP /MA
filed 2008-05-07
CIK 66479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of April 26, 2008, there were 55,091,128 shares of the registrant’s Common Stock outstanding.

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Condensed Consolidated Statements of Operations for the three months ended March 29, 2008 and March 31, 2007	3

	Condensed Consolidated Balance Sheets at March 29, 2008 and December 31, 2007	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2008 and March 31, 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4	Controls and Procedures	24

PART II	OTHER INFORMATION

Item 6	Exhibits	25

Signatures		26

Exhibits		27

	In this Form 10-Q, unless the context otherwise requires, the terms “Millipore”, the “Company”, “we” or “us” shall mean Millipore Corporation and its subsidiaries.

2	MILLIPORE FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data) (Unaudited)	March 29, 2008	March 31, 2007
Net sales	$396,204	$371,992
Cost of sales	188,067	182,129
Gross profit	208,137	189,863
Selling, general and administrative expenses	125,502	122,844
Research and development expenses	25,009	27,464
Operating income	57,626	39,555
Interest income	111	471
Interest expense	(14,796)	(16,748)
Income before income taxes and minority interest	42,941	23,278
Provision for (benefit from) income taxes	9,577	(4,350)
Minority interest, net of tax	781	969
Net income	$32,583	$26,659
Earnings per share:
Basic	$0.59	$0.50
Diluted	$0.59	$0.49
Weighted average shares outstanding:
Basic	54,910	53,751
Diluted	55,506	54,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE FORM 10-Q	3

PART I

Condensed Consolidated Balance Sheets

(In thousands, except per share data) (Unaudited)	March 29, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$29,066	$36,177
Accounts receivable (less allowance for doubtful accounts of $4,224 and $3,613 as of March 29, 2008 and December 31, 2007, respectively)	329,528	292,143
Inventories	290,622	277,355
Deferred income taxes	65,650	66,451
Other current assets	19,054	17,963
Total current assets	733,920	690,089
Property, plant and equipment, net	608,953	589,161
Deferred income taxes	21,525	21,973
Intangible assets, net	422,615	432,108
Goodwill	1,027,309	1,019,581
Other assets	23,438	24,345
Total assets	$2,837,760	$2,777,257
Liabilities, Minority Interest and Shareholders’ Equity
Current liabilities:
Short-term debt	$6,329	$5,240
Accounts payable	93,696	96,915
Income taxes payable	10,696	11,248
Accrued expenses and other current liabilities	199,128	168,838
Total current liabilities	309,849	282,241
Deferred income taxes	10,771	9,384
Long-term debt	1,250,802	1,260,043
Other liabilities	87,786	82,778
Total liabilities	1,659,208	1,634,446
Minority interest	6,036	6,243
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, par value $1.00 per share, 120,000 shares authorized; 55,071 shares issued and outstanding as of March 29, 2008; 54,772 shares issued and outstanding as of December 31, 2007	55,071	54,772
Additional paid-in capital	271,908	260,334
Retained earnings	875,017	842,558
Accumulated other comprehensive loss	(29,480)	(21,096)
Total shareholders’ equity	1,172,516	1,136,568
Total liabilities, minority interest and shareholders’ equity	$2,837,760	$2,777,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	MILLIPORE FORM 10-Q

PART I

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands) (Unaudited)	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$32,583	$26,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,570	30,331
Business acquisition inventory fair value adjustments	–	9,165
Stock-based compensation	4,791	2,916
Deferred income tax provision (benefit)	2,409	(3,508)
Minority interest	781	969
Other	675	(6,646)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(20,185)	875
Decrease (increase) in inventories	1,237	(7,149)
Decrease (increase) in other assets	160	(5,516)
Decrease in accounts payable	(6,904)	(8,365)
Decrease in accrued expenses	(7,570)	(24,985)
Decrease in income taxes payable	(430)	(7,613)
Increase in other liabilities	294	2,486
Net cash provided by operating activities	40,411	9,619
Cash flows from investing activities:
Additions to property, plant and equipment	(13,472)	(22,576)
Other	(3,074)	251
Net cash used for investing activities	(16,546)	(22,325)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	9,224	15,396
Repayments under revolving credit facility, net	(40,894)	(28,822)
Net borrowings under short-term debt	1,060	–
Dividends paid to minority shareholders	(895)	(1,014)
Net cash used for financing activities	(31,505)	(14,440)
Effect of foreign exchange rates on cash and cash equivalents	529	6,231
Net decrease in cash and cash equivalents	(7,111)	(20,915)
Cash and cash equivalents at beginning of year	36,177	77,481
Cash and cash equivalents at end of period	$29,066	$56,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE FORM 10-Q	5

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data) (Unaudited)

1.  GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of our management, these condensed consolidated financial statements reflect all significant adjustments necessary for a fair statement of the results for the interim periods presented. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of future trends or our operations for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since the fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The first fiscal quarters of 2008 and 2007 ended on March 29, 2008 and March 31, 2007, respectively.

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

2.  STOCK-BASED COMPENSATION

We grant stock options, restricted stock awards and restricted stock units to employees, officers, and directors under our current stock plans. Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period, which generally represents the vesting period. We estimate the fair value of our stock options using the Black-Scholes option-pricing model and the fair value of our restricted stock awards and restricted stock units based on the quoted market price of our common stock at the date of grant. We granted 421 stock options and 377 restricted stock units during the three months ended March 29, 2008. We granted 255 stock options and 317 restricted stock units during the three months ended March 31, 2007. Stock-based compensation expense and related income tax benefits recognized in our condensed consolidated statements of operations were as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007
Stock-based compensation expense in:
Cost of sales	$529	$466
Selling, general and administrative expenses	3,683	2,285
Research and development expenses	579	165
Total stock-based compensation expense	4,791	2,916
Less: income tax benefits	(1,538)	(1,018)
Stock-based compensation expense, net of tax	$3,253	$1,898

6	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

3.  BUSINESS ACQUISITIONS

When we acquired Serologicals Corporation (“Serologicals”) on July 14, 2006, we committed to a plan of integration of certain Serologicals activities, which included closure of facilities, the abandonment or redeployment of equipment, and employee terminations. We recorded severance and relocation cost liabilities amounting to $6,675 and facility closure cost liabilities amounting to $5,877 with corresponding adjustments to goodwill in accordance with Emerging Issues Task Force (the “EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The following table is a summary of activities in connection with these liabilities since December 31, 2007:

	Severance and Relocation Costs	Other Facility Exit Costs	Total
Balance at December 31, 2007	$1,757	$3,636	$5,393
Payments	(265)	(216)	(481)
Other	22	—	22
Balance at March 29, 2008	$1,514	$3,420	$4,934

4.  GOODWILL

The following table presents changes in goodwill:

Balance at December 31, 2007	$1,019,581
Effect of foreign exchange rate changes	7,728
Balance at March 29, 2008	$1,027,309

5.  INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

March 29, 2008	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
Patented and unpatented technologies	$82,206	$(33,166)	$49,040	5 – 20 years
Trademarks and trade names	42,950	(16,741)	26,209	5 – 20 years
Customer relationships	406,773	(65,955)	340,818	15 – 18 years
Licenses and other	12,863	(6,315)	6,548	5 – 10 years
Total	$544,792	$(122,177)	$422,615

December 31, 2007	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
Patented and unpatented technologies	$81,134	$(30,407)	$50,727	5 – 20 years
Trademarks and trade names	42,534	(15,810)	26,724	5 – 20 years
Customer relationships	405,235	(52,886)	352,349	15 – 18 years
Licenses and other	8,159	(5,851)	2,308	5 – 10 years
Total	$537,062	$(104,954)	$432,108

Amortization expense for the three months ended March 29, 2008 and March 31, 2007 was $16,214 and $14,784, respectively.

MILLIPORE FORM 10-Q	7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

The estimated aggregate future amortization expense for intangible assets owned as of March 29, 2008 is as follows:

Remainder of 2008	$48,670
2009	57,798
2010	51,598
2011	46,404
2012	40,749
2013	34,712
Thereafter	142,684
Total	$422,615

6.  BASIC AND DILUTED EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	March 29, 2008	March 31, 2007
Numerator:
Net income	$32,583	$26,659
Denominator:
Weighted average common shares outstanding for basic EPS	54,910	53,751
Dilutive effect of stock-based compensation awards	596	983
Weighted average common shares outstanding for diluted EPS	55,506	54,734
Earnings per share:
Basic	$0.59	$0.50
Diluted	$0.59	$0.49

For the three months ended March 29, 2008 and March 31, 2007, outstanding stock options and restricted stock units amounting to 761 and 575, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. Antidilutive options and restricted stock units could become dilutive in the future. In addition, shares issuable for the conversion premium upon conversion of the 3.75 percent convertible senior notes were excluded from the calculation of diluted earnings per share as of March 29, 2008 and March 31, 2007 because our stock price had not exceeded the conversion price.

7.  INVENTORIES

Inventories, stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	March 29, 2008	December 31, 2007
Raw materials	$55,059	$52,011
Work in process	79,130	77,642
Finished goods	156,433	147,702
Total inventories	$290,622	$277,355

8.  PROPERTY, PLANT AND EQUIPMENT

Accumulated depreciation on property, plant and equipment was $339,072 at March 29, 2008 and $318,763 at December 31, 2007.

8	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

9.  DEBT

Short-term debt

Short-term debt at March 29, 2008 and December 31, 2007 consisted of borrowings under our operating bank facilities.

Long-term debt

Our long-term debt consisted of the following:

	March 29, 2008	December 31, 2007
Revolving credit facility	$292,000	$331,552
3.75% convertible senior notes due 2026	565,000	565,000
5.875% senior notes due 2016, net of discount	393,802	363,491
Total long-term debt	$1,250,802	$1,260,043

At March 29, 2008, we had a credit commitment under our revolving credit agreement amounting to €465,000, or $734,829. At March 29, 2008, we had €280,222, or $442,829, available for borrowing under the revolving credit agreement. This revolving credit agreement expires June 6, 2011. At March 29, 2008, we were in compliance with all financial covenants under the revolving credit agreement.

10.  INCOME TAXES

During the three months ended March 29, 2008 and March 31, 2007 we recorded $0 and $9,100, respectively, of previously unrecognized tax benefits as a result of the completion of tax examinations and a statute of limitations closure.

11.  EMPLOYEE BENEFIT PLANS

Effective December 31, 2006, we adopted the recognition and disclosure provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). We adopted the measurement date provisions of SFAS No. 158 in 2008. Adoption of these provisions did not have a material impact on our financial position or results of operations.

Our net periodic pension and post-retirement benefit costs were as follows:

	U.S. Pension Benefits		U.S. Postretirement Benefits		Foreign Pension Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Service cost	$13	$7	$164	$108	$743	$676
Interest cost	1,082	287	128	147	498	410
Expected return on plan assets	(998)	(212)	–	–	(441)	(347)
Amortization of prior service benefit	–	–	(49)	–	–	–
Amortization of net loss/(gain)	265	118	(24)	(30)	2	36
Net periodic benefit cost	$362	$200	$219	$225	$802	$775

MILLIPORE FORM 10-Q	9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

We expect to contribute $13,734 to the U.S. pension plan, $1,454 to the foreign retirement plans, and $525 to the U.S. postretirement benefit plan in 2008. As of March 29, 2008, we made contributions of $0, $372, and $136 to the U.S. pension plan, the foreign retirement plans, and the U.S. postretirement benefit plan, respectively.

12.  COMPREHENSIVE INCOME

The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended
	March 29, 2008	March 31, 2007
Net income	$32,583	$26,659
Other comprehensive (loss) income:
Change in additional pension liabilities adjustments, net of tax	(1,352)	4
Change in net unrealized loss on cash flow hedges, net of tax	(848)	–
Change in net realized loss on cash flow hedges, net of tax	(732)	–
Net realized loss reclassified to earnings, net of tax	557	–
Foreign currency translation adjustments, net of tax	(6,009)	826
Other comprehensive (loss) income	(8,384)	830
Total comprehensive income	$24,199	$27,489

13.  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for our financial assets and liabilities. We expect to adopt the provisions of SFAS No. 157 for non-financial assets and liabilities that are measured or recognized at fair value on a non-recurring basis on January 1, 2009, in accordance with the partial deferral of this standard by the Financial Accounting Standards Board (“the FASB”). We are currently evaluating the effects of the provisions of SFAS No. 157 on our non-financial assets and liabilities that are measured or recognized at fair value on a non-recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS No. 157 had no impact on previously reported results as all of the provisions were adopted prospectively. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings when they occur, except for derivatives designated as cash flow hedges that are reported in other comprehensive income until the underlying transactions occur.

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), effective January 1, 2008. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. We have opted not to apply the fair value option to any of our financial assets or liabilities in the three months ended March 29, 2008.

We hold cash equivalents, derivatives, certain other assets, and certain other liabilities that are carried at fair value. We generally determine fair value using a market approach based on quoted prices of identical instruments when available. When market quotes of identical instruments are not readily accessible or available, we determine fair value based on quoted market prices of similar instruments. Nonperformance risk of counter-parties is considered in determining the fair

10	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

value of derivative instruments in an asset position, while the impact of our own credit standing is considered in determining the fair value of our obligations.

Our valuation techniques are based on both observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1:	Quoted prices for identical instruments in active markets.

Level 2:	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Instruments whose significant value drivers are unobservable.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 29, 2008
	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents	$9,839	$—	$—	$9,839
Derivatives	$977	$54	$—	$1,031
Marketable securities[1]	$1,065	$—	$—	$1,065
Liabilities
Derivatives	$30,393	$1,971	$—	$32,364
Deferred compensation[2]	$7,638	$—	$—	$7,638

[1]	Relates to investments in marketable securities associated with certain of our non-qualified deferred compensation plans, which are included in Other assets.
[2]	Relates to our obligations to pay benefits under certain of our non-qualified deferred compensation plans, which are included in Other liabilities.

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

15.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the EITF reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires companies that are involved in research and development activities to defer nonrefundable advance payments for future research and development activities and to recognize those payments as goods and services are delivered. We are required to assess on an ongoing basis whether or not the goods or services will be delivered and to expense the nonrefundable advance payments immediately if we determine that the delivery of such goods or services is unlikely. EITF 07-3 is effective for new arrangements entered into subsequent to the beginning of our fiscal year 2008. Adoption of EITF 07-3 did not have a material impact on our financial position or results of operations.

MILLIPORE FORM 10-Q	11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

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

In December 2007, the EITF issued Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties, and amounts due from or owed to other participants under the collaborative arrangements. We are currently evaluating the effects that EITF 07-1 may have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended, through additional qualitative and quantitative disclosures on derivatives, to provide users of financial statements with enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We expect to adopt this standard effective January 1, 2009. We are currently evaluating the disclosure implications of this statement.

12	MILLIPORE FORM 10-Q

PART I

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007. Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The first fiscal quarters of 2008 and 2007 ended on March 29, 2008 and March 31, 2007, respectively.

General Overview

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

The following table sets forth revenues derived from the Bioprocess and Bioscience divisions as a percentage of our total revenues.

	Three Months Ended
	March 29, 2008	March 31, 2007
Bioprocess	55%	58%
Bioscience	45%	42%
Total	100%	100%

The composition of our geographic revenues is as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007
Americas	37%	44%
Europe	43%	39%
Asia/Pacific	20%	17%
Total	100%	100%

MILLIPORE FORM 10-Q	13

PART I

The balance in our business portfolio between Bioprocess and Bioscience products and services and the strength of our global market reach into Europe and Asia/Pacific allowed us to mitigate much of the weakness experienced by our Bioprocess Division in North America during the 2008 first quarter. Our Bioscience Division reported good revenue growth in the 2008 first quarter that largely offset the weakness experienced by our Bioprocess Division.

	Bioprocess		Bioscience		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Reported growth	1%	31%	14%	51%	7%	39%
Less: Foreign currency translation	8%	5%	8%	5%	8%	5%
Acquisitions	–	16%	–	40%	–	26%
Organic growth	(7)%	10%	6%	6%	(1)%	8%

The consolidated revenue increase of 7 percent to $396.2 million in the 2008 first quarter reflected a favorable effect of changes in foreign currency translation rates of 8 percent. Excluding the effect of foreign currency translation, consolidated revenues decreased 1 percent during the 2008 first quarter as a result of continued weakness in sales to a handful of our largest North American biotechnology customers. This decline was largely offset by the strength in sales of our laboratory water and our drug discovery products and services. Changes in product pricing had an insignificant effect on the year-over-year comparison.

Our Bioprocess Division revenues declined 7 percent in the 2008 first quarter versus the prior year comparable period after adjusting for the favorable effect of foreign currency translation. The decline was attributable to a lower volume of purchases from a handful of our largest North American biotechnology customers that have significantly reduced their rate of monoclonal antibody production. We believe that these customers have re-evaluated market demand for their products and continue to reduce their inventories of certain monoclonal antibodies to lower their costs and improve working capital. Despite the lower demand from these customers, we believe the overall biotechnology industry remains healthy. This is evidenced by the growth in a number of biologic drugs and vaccines, investments in new biologic facilities, and continued private equity investments in the biotechnology industry. We expect Bioprocess revenues to grow in the second half of 2008 versus the prior year comparable period.

Our Bioscience Division revenues grew 6 percent in the 2008 first quarter after adjusting for the favorable effect of foreign currency translation. This growth was driven by strong sales of our laboratory water and our drug discovery products and services. Higher levels of academic and pharmaceutical research, successful new product introductions, execution of our sales and marketing initiatives, and continued expansion of our new e-commerce business platform all contributed to this revenue growth. We expect these trends to continue for the remainder of 2008.

Our 2008 first quarter operating income increased versus the prior year comparable period primarily as a result of higher sales volume, a more profitable business mix, productivity improvements associated with our supply chain initiatives, and the lack of Serologicals related acquisition and integration costs. These increases were partially offset by the unfavorable effect of foreign currency translation on our Euro based manufacturing operations in Ireland and France. The combination of these factors resulted in an increase of our 2008 first quarter operating profit margin by 3.9 percentage points to 15 percent from the prior year comparable period.

Diluted earnings per share (“EPS”) of $0.59 in the 2008 first quarter increased $0.10 from the prior year comparable period. This increase was primarily the result of our higher operating income and lower interest expense. Last year’s first

14	MILLIPORE FORM 10-Q

PART I

quarter included a $9.1 million benefit from the reversal of reserves related to uncertain tax positions upon the completion of tax audits and a statute of limitations closure.

We generated $40.4 million of operating cash flows for the 2008 first quarter, which was a 320 percent increase over the prior year comparable period. Operating cash flow generation in the 2008 first quarter was driven by our higher operating results. During the 2008 first quarter, we repaid $40.9 million of our long term debt. We will continue to focus on operating cash flow generation, which we expect to use to further reduce our debt.

Results of Operations

REVENUES

Net sales and the percent of sales growth by division, as compared with the prior year, is summarized in the table below.

	Three Months Ended
($ in millions):	March 29, 2008	March 31, 2007	Growth
Bioprocess	$216.6	$214.3	1%
Bioscience	179.6	157.7	14%
Total	$396.2	$372.0	7%

Net sales and the percent of sales growth by geography, as compared with the prior year, is summarized in the table below.

	Three Months Ended
($ in millions):	March 29, 2008	March 31, 2007	Growth
Americas	$146.3	$162.7	(10)%
Europe	171.3	146.5	17%
Asia/Pacific	78.6	62.8	25%
Total	$396.2	$372.0	7%

Bioprocess Division

Bioprocess revenues of $216.6 million for the 2008 first quarter increased $2.3 million, or 1 percent versus the prior year comparable period. The 2008 first quarter increase included a favorable foreign currency translation effect of 8 percent. Adjusting for this item, Bioprocess revenues declined 7 percent in the 2008 first quarter. The decrease was primarily attributable to lower sales of our products used in biopharmaceutical manufacturing, such as chromatography media, systems hardware, sterilization products, and cell culture supplements. These decreases were the result of a continued decline in sales to a handful of our largest North American biotechnology customers. These decreases were also partially the result of fewer approvals of new biologic drugs in recent quarters. New biologic drug approvals are a significant driver of our Bioprocess revenue growth. The lower demand for our products from biopharmaceutical drug customers has had an adverse effect on our sales since the 2007 third quarter.

From a geographic perspective and excluding the favorable foreign currency translation effect, revenues in the Americas, Europe and Asia/Pacific decreased $20.5 million, increased $1.5 million, and increased $4.9 million, respectively, in the 2008 first quarter over the prior year comparable period. The decrease in Americas was primarily the result of continued

MILLIPORE FORM 10-Q	15

PART I

lower sales to a handful of our largest biotechnology customers. The increase in Europe was primarily driven by sales of our process monitoring tools and upstream processing products. The increase in Asia/Pacific was primarily driven by strong sales of downstream processing products in Japan.

Bioscience Division

Bioscience revenues of $179.6 million for the 2008 first quarter increased $21.9 million, or 14 percent versus the prior year comparable period. The increase included a favorable foreign currency translation effect of 8 percent. Adjusting for this item, Bioscience revenues grew 6 percent, which was primarily driven by continued strong demand for our laboratory water products and services. New product introductions and continued growth of our consumables and services business contributed to this strength. Our drug discovery business also contributed to the revenue growth in the 2008 first quarter, particularly for sales of our biomarker and immunoassay products and services.

From a geographic perspective and excluding the favorable foreign currency translation effect, revenues in the Americas, Europe, and Asia/Pacific increased $2.6 million, $3.8 million, and $2.7 million, respectively, in the 2008 first quarter over the prior year comparable period. The increases in the Americas and Europe were primarily the result of the strength of our laboratory water and our drug discovery businesses. The growth in Asia/Pacific was primarily from strong sales of laboratory water products in Japan.

GROSS PROFIT MARGIN

	Three Months Ended
($ in millions):	March 29, 2008	March 31, 2007
Gross profit	$208.1	$189.9
Gross profit margin	53%	51%

Gross profit increased $18.3 million, or 10 percent, in the 2008 first quarter versus the prior year comparable period. The primary drivers of the increase in gross profit were: (i) the absence of Serologicals business acquisition inventory fair value adjustments in the 2008 first quarter, (ii) an improved business mix as a result of higher Bioscience revenues and lower sales of Bioprocess systems and chromatography media products, (iii) productivity improvements, and (iv) lower spending as a result of our supply chain initiatives. Although foreign currency translation also contributed to the gross profit increase, the strengthening of the Euro and its effect on our significant manufacturing costs in Ireland and France reduced our gross profit margins.

Amortization of acquired intangible assets remained consistent at $2.4 million in the 2008 first quarter versus the prior year comparable period. We expect 2008 full year amortization affecting gross profit to be approximately $9.4 million. Costs associated with our focused factory initiatives (primarily employee separation costs, facility closure costs and accelerated depreciation) also lowered our gross profit both this quarter and in the prior year comparable period. These costs amounted to $2.2 million for the 2008 first quarter versus $3.7 million for the prior year comparable period. Although we exited the last manufacturing facility pursuant to our focus factory initiative in the 2008 first quarter, we plan to continue to improve our operational effectiveness for the remainder of 2008, which will include the relocation of that facility and additional manufacturing operations and product lines. We expect 2008 full year costs associated with these actions to be between $7 and $12 million.

16	MILLIPORE FORM 10-Q

PART I

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Three Months Ended
($ in millions):	March 29, 2008	March 31, 2007
Selling, general and administrative expenses	$125.5	$122.8
Percentage of net sales	32%	33%

Selling, general and administrative (“SG&A”) expenses increased $2.7 million, or 2 percent, in the 2008 first quarter versus the prior year comparable period. Excluding the effect of unfavorable foreign currency translation, SG&A expenses decreased by $3.9 million, or 3 percent, in the 2008 first quarter versus the prior year comparable period. The primary driver of the lower SG&A expenses was the absence of Serologicals integration costs in the 2008 first quarter. The integration of Serologicals was substantially complete as of the end of the 2007 second quarter. Amortization expense related to acquired intangible assets was $13.5 million in the 2008 first quarter versus $12.2 million in the prior year comparable period. We expect 2008 full year amortization of intangible assets to be approximately $53.8 million as compared with $48.9 million in 2007.

RESEARCH AND DEVELOPMENT EXPENSES

	Three Months Ended
($ in millions):	March 29, 2008	March 31, 2007
Research and development expenses	$25.0	$27.5
Percentage of net sales	6%	7%

Research and development (“R&D”) expenses decreased $2.5 million, or 9 percent, for the 2008 first quarter versus the prior year comparable period. Foreign currency translation did not contribute significantly to this change. The decrease was primarily the result of lower discretionary spending in the 2008 first quarter versus the prior year comparable period. We expect R&D expenses to remain approximately 6 to 7 percent of net sales for the remainder of 2008.

INTEREST INCOME/EXPENSE

	Three Months Ended
($ in millions):	March 29, 2008	March 31, 2007
Interest income	$0.1	$0.5
Interest expense	$14.8	$16.7
Average interest rate during the period	4.5%	4.6%

Interest income decreased $0.4 million, or 76 percent, for the 2008 first quarter versus the prior year comparable period. This was the result of lower rates earned on investment balances. Available cash in excess of operating needs was used to repay our debt.

Interest expense decreased $2.0 million, or 12 percent, for the 2008 first quarter versus the prior year comparable period. The decrease was primarily the result of lower overall debt balances as we continued to repay our debt. Our average interest rate remained relatively flat compared with the prior year as the increase in the average interest rate on our revolver borrowings was offset by a decrease attributable to the repayment of our $100.0 million 7.5 percent ten-year unsecured

MILLIPORE FORM 10-Q	17

PART I

notes in April 2007. Our revolving credit facility is comprised of floating rate borrowings based on LIBOR. Increases or decreases in these rates would cause increases or decreases to our interest expense, respectively.

In August 2007, the Financial Accounting Standards Board (the “FASB”) proposed FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “Proposed FSP”). In March 2008, the FASB reaffirmed the accounting conclusions of the Proposed FSP, with the final FSP expected to be issued in May 2008. The Proposed FSP would require the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The portion allocated to the equity component would be recorded as a discount on the debt which would be amortized over the period the convertible debt is expected to be outstanding. The Proposed FSP would change the accounting treatment for our $565.0 million of 3.75 percent convertible senior notes that were issued in June 2006. Such a change would impact the presentation of our consolidated financial statements and would result in an increase to our non-cash interest expense. The provisions of the Proposed FSP would be applied retrospectively beginning in January 2009.

PROVISION FOR/(BENEFIT FROM) INCOME TAXES

	Three Months Ended
	March 29, 2008	March 31, 2007
Effective income tax rate	22%	(19)%

Our effective tax rate was 22 percent for the 2008 first quarter versus (19) percent for the prior year comparable period. During the 2007 first quarter, we recorded $9.1 million of previously unrecognized tax benefits as a result of the completion of tax examinations and the expiry of a statute of limitations. This resulted in a net tax benefit of $4.4 million for the 2007 first quarter compared to a tax provision of $9.6 million for the 2008 first quarter. Adjusting for the effect of this $9.1 million in tax benefits, our 2007 first quarter effective tax rate was 20 percent. The higher current year rate was caused by a shift in the jurisdictional mix of our profits to higher tax rate jurisdictions. On a full year basis, we expect our effective income tax rate to be approximately 22 percent.

NET INCOME AND DILUTED EARNINGS PER SHARE

	Three Months Ended
($ in millions, except per share data):	March 29, 2008	March 31, 2007
Net income	$32.6	$26.7
Diluted earnings per share	$0.59	$0.49

Net income increased $5.9 million, or 22 percent, for the 2008 first quarter versus the prior year comparable period. The increase was primarily the result of higher 2008 operating income partially offset by the higher effective tax rate.

Diluted earnings per share increased $0.10, or 21 percent, for the 2008 first quarter versus the prior year comparable period.

18	MILLIPORE FORM 10-Q

PART I

Capital Resources and Liquidity

The following table shows information about our capitalization as of the dates indicated:

(In millions, except ratio amounts)	March 29, 2008	December 31, 2007
Cash and cash equivalents	$29.1	$36.2
Total debt	$1,257.1	$1,265.3
Total capitalization (debt plus equity)	$2,429.6	$2,401.9
Debt to total capitalization	51.7%	52.7%

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

In the 2008 first quarter, we continued our focus on debt repayment. We will continue to maintain our cash balances at a level that better reflects the minimum operating needs of our subsidiaries in which we conduct our business. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences. However, these cash balances are generally available without legal restrictions to fund ordinary business operations. We have transferred, and will continue to transfer, cash between our subsidiaries to pay down our debt when it is cost effective to do so.

CASH FLOWS

The following table summarizes our sources and uses of cash over the periods indicated:

	Three Months Ended
($ in millions)	March 29, 2008	March 31, 2007
Net cash provided by operating activities	$40.4	$9.6
Net cash used for investing activities	$(16.5)	$(22.3)
Net cash used for financing activities	$(31.5)	$(14.4)
Net decrease in cash and cash equivalents	$(7.1)	$(20.9)

MILLIPORE FORM 10-Q	19

PART I

OPERATING CASH FLOWS

Cash provided by operating activities was $40.4 million for the 2008 first quarter and was primarily attributable to our net income of $32.6 million, non-cash adjustments for depreciation and amortization expenses of $32.6 million, and other non-cash expenses of $8.6 million. These factors were partially offset by an increase in our working capital of $33.4 million. The increase in our working capital from December 31, 2007 to March 29, 2008 was primarily attributable to increases in accounts receivable of $20.2 million because our collection efforts were adversely affected by the timing of holidays in Europe. The working capital increase was also caused by a decrease in accrued expenses of $7.6 million primarily attributable to payments of accrued incentive compensation as well as a decrease in accounts payable of $6.9 million primarily attributable to the timing of vendor payments.

Days supply in inventory remained stable at 138 days at March 29, 2008 compared with December 31, 2007. Days supply in inventory was 127 days at March 31, 2007. Days sales outstanding in ending accounts receivable was 74 days at March 29, 2008 compared to 67 days at both December 31, 2007 and March 31, 2007. The increase in days sales outstanding was attributable to the impact of our European collection efforts discussed above.

INVESTING CASH FLOWS

Cash used for investing activities was $16.5 million during the 2008 first quarter. We paid $13.5 million for capital expenditures and $3.1 million for the acquisition of various technology and distribution rights. We expect our full year 2008 capital expenditures to be at or below the 2007 level of $102 million.

FINANCING CASH FLOWS

Cash used for financing activities was $31.5 million during the 2008 first quarter. Net repayments under our revolving credit facility amounted to $40.9 million. Debt reduction is the primary use for the free cash flow (defined as net cash provided by operations less additions to property, plant and equipment) we generate. Additionally, we received proceeds of $9.2 million from the issuance of common stock under our stock plans and paid dividends of $0.9 million to our joint venture partner during the 2008 first quarter.

FINANCING COMMITMENTS

Short-term debt

Short-term debt at March 29, 2008 consisted of borrowings under our operating bank facilities.

Revolving credit facility

At March 29, 2008, we had a commitment under our revolving credit agreement amounting to €465.0 million, or $734.8 million. At March 29, 2008, we had €280.2 million, or $442.8 million, available for borrowing under the revolving credit agreement. This credit agreement expires June 6, 2011.

We are required to maintain certain leverage and interest coverage ratios set forth in the revolving credit agreement. As of March 29, 2008, we were compliant with all financial covenants specified in the revolving credit agreement. The agreement also includes limitations on our ability to incur additional indebtedness; to merge, consolidate, or sell assets; to create liens; and to make payments in respect of capital stock or subordinated debt, as well as other customary covenants and representations.

20	MILLIPORE FORM 10-Q

PART I

The following table summarizes the financial covenant requirements as of March 29, 2008 and thereafter and our compliance with these covenants as of March 29, 2008:

Covenant	Requirement	Actual at March 29, 2008
Maximum leverage ratio	3.50:1.0	3.29:1.0
Minimum interest coverage ratio	3.50:1.0	5.94:1.0

As of March 29, 2008, we had borrowings under our revolving credit facility of €184.8 million, or $292.0 million. The borrowings were classified as long-term debt because of our ability and intent to continuously refinance such borrowings. For the 2008 first quarter, the weighted average interest rate for the revolving credit facility was 4.39 percent.

3.75% convertible senior notes due 2026

In June 2006, we issued $565.0 million in aggregate principal amount of 3.75 percent convertible notes in a private placement offering.

5.875% senior notes due 2016

In June 2006, we issued €250.0 million, or $395.1 million, in aggregate principal amount of 5.875 percent senior notes.

Legal Matters

We currently are not a party to any material legal proceeding.

Following our decision to consolidate the results of our 40 percent owned Indian Joint-Venture (the “India JV”) in January 2006, we learned as a result of our internal control procedures that certain payment and commission practices at the India JV raise issues of compliance with the U.S. Foreign Corrupt Practices Act. Promptly upon learning of this, our Audit and Finance Committee engaged outside counsel and commenced an investigation. We have implemented certain corrective actions. We have notified the Securities and Exchange Commission and the Department of Justice of this matter. The operations and financial results of the India JV are not currently, and have not to date been, material to us.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our most critical accounting policies have a significant impact on the preparation of these condensed consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continue to have the same critical accounting policies and estimates as we described in Item 7, beginning on page 48, in our Annual Report on Form 10-K for the year ended December 31, 2007. Those policies and estimates were identified as those relating to revenue recognition, inventory valuation, valuation of long-lived assets, stock-based compensation, income taxes, and employee retirement plans. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

MILLIPORE FORM 10-Q	21

PART I

New Accounting Pronouncements

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), effective January 1, 2008 for our financial assets and liabilities. We expect to adopt the provisions of SFAS No. 157 for non-financial assets and liabilities that are measured or recognized at fair value on a non-recurring basis on January 1, 2009, in accordance with the partial deferral of this standard by the FASB. We are currently evaluating the effects of the provisions of SFAS No. 157 on our non-financial assets and liabilities that are measured or recognized at fair value on a non-recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS No. 157 had no impact on previously reported results as all of the provisions were adopted prospectively. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings when they occur, except for derivatives designated as cash flow hedges that are reported in other comprehensive income until the underlying transactions occur.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires companies that are involved in research and development activities to defer nonrefundable advance payments for future research and development activities and to recognize those payments as goods and services are delivered. We will be required to assess on an ongoing basis whether or not the goods or services will be delivered and to expense the nonrefundable advance payments immediately if we determine that the delivery of such goods or services is unlikely. EITF 07-3 is effective for new arrangements entered into subsequent to the beginning of our fiscal year 2008. Adoption of EITF 07-3 did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method. However, SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects: acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also follow the provisions of SFAS No. 141(R). Early adoption provisions of SFAS No. 141(R) is not permitted. We are currently evaluating the effects that SFAS No. 141(R) may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). This statement is effective for fiscal years, and interim periods within

22	MILLIPORE FORM 10-Q

PART I

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

In December 2007, the EITF issued Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties, and amounts due from or owed to other participants under the collaborative arrangements. We are currently evaluating the effects that EITF 07-1 may have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended, through additional qualitative and quantitative disclosures on derivatives, to provide users of financial statements with enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We expect to adopt this standard effective January 1, 2009. We are currently evaluating the disclosure implications of this statement.

Forward-Looking Statements

The matters discussed in this Form 10-Q, as well as in future oral and written statements by our management, that are forward-looking statements are based on our current management expectations. These expectations involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, without limitation, the risk factors and uncertainties set forth in Item 1A (Risk Factors) and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no significant change in our exposure to market risk since December 31, 2007. For discussion of our exposure to market risk, refer to Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Market Risk”.

MILLIPORE FORM 10-Q	23

PART I

ITEM 4.   CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

24	MILLIPORE FORM 10-Q

PART II

ITEM  6.   EXHIBITS

a. Exhibits Filed or Furnished Herewith.

Exhibits Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits Furnished Herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MILLIPORE FORM 10-Q	25

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLIPORE CORPORATION

	Signature	Title	Date

By:	/S/ CHARLES F. WAGNER, JR. Charles F. Wagner, Jr.	Vice President and Chief Financial Officer (on behalf of the registrant as its Principal Financial Officer)	May 7, 2008

By:	/S/ ANTHONY L. MATTACCHIONE Anthony L. Mattacchione	Vice President, Corporate Controller and Chief Accounting Officer (on behalf of the registrant as its Principal Accounting Officer)	May 7, 2008

26	MILLIPORE FORM 10-Q

Exhibit Index

Exhibit Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MILLIPORE FORM 10-Q	27