Form 10-Q
period 2008-06-28
MILLIPORE CORP /MA
filed 2008-08-06
CIK 66479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of July 26, 2008, there were 55,188,131 shares of the registrant’s Common Stock outstanding.

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2008 and June 30, 2007	3

	Condensed Consolidated Balance Sheets at June 28, 2008 and December 31, 2007	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2008 and June 30, 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security Holders	28

Item 6	Exhibits	29

Signatures		30

Exhibits		31

	In this Form 10-Q, unless the context otherwise requires, the terms “Millipore”, the “Company”, “we” or “us” shall mean Millipore Corporation and its subsidiaries.

2	MILLIPORE FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(In thousands, except per share data) (Unaudited)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$414,176	$383,175	$810,380	$755,167
Cost of sales	184,013	182,782	372,080	364,911
Gross profit	230,163	200,393	438,300	390,256
Selling, general and administrative expenses	134,484	123,060	259,986	245,904
Research and development expenses	26,172	25,993	51,181	53,457
Operating income	69,507	51,340	127,133	90,895
Interest income	270	299	381	770
Interest expense	(14,947)	(16,325)	(29,743)	(33,073)
Income before income taxes and minority interest	54,830	35,314	97,771	58,592
Provision for income taxes	13,207	5,869	22,784	1,519
Minority interest, net of tax	1,349	1,032	2,130	2,001
Net income	$40,274	$28,413	$72,857	$55,072
Earnings per share:
Basic	$0.73	$0.52	$1.32	$1.02
Diluted	$0.72	$0.52	$1.31	$1.01
Weighted average shares outstanding:
Basic	55,123	54,147	55,017	53,950
Diluted	55,693	54,910	55,624	54,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE FORM 10-Q	3

PART I

Condensed Consolidated Balance Sheets

(In thousands, except per share data) (Unaudited)	June 28, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$30,785	$36,177
Accounts receivable (less allowance for doubtful accounts of $4,270 and $3,613 as of June 28, 2008 and December 31, 2007, respectively)	326,326	292,143
Inventories	297,219	277,355
Deferred income taxes	55,771	66,451
Other current assets	19,951	17,963
Total current assets	730,052	690,089
Property, plant and equipment, net	613,926	589,161
Deferred income taxes	25,042	21,973
Intangible assets, net	406,442	432,108
Goodwill	1,025,837	1,019,581
Other assets	22,604	24,345
Total assets	$2,823,903	$2,777,257
Liabilities, Minority Interest and Shareholders’ Equity
Current liabilities:
Short-term debt	$2,403	$5,240
Accounts payable	79,452	96,915
Income taxes payable	11,502	11,248
Accrued expenses and other current liabilities	164,983	168,838
Total current liabilities	258,340	282,241
Deferred income taxes	10,712	9,384
Long-term debt	1,234,754	1,260,043
Other liabilities	87,510	82,778
Total liabilities	1,591,316	1,634,446
Minority interest	6,907	6,243
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, par value $1.00 per share, 120,000 shares authorized; 55,175 shares issued and outstanding as of June 28, 2008; 54,772 shares issued and outstanding as of December 31, 2007	55,175	54,772
Additional paid-in capital	282,765	260,334
Retained earnings	915,291	842,558
Accumulated other comprehensive loss	(27,551)	(21,096)
Total shareholders’ equity	1,225,680	1,136,568
Total liabilities, minority interest and shareholders’ equity	$2,823,903	$2,777,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	MILLIPORE FORM 10-Q

PART I

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands) (Unaudited)	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$72,857	$55,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,476	60,820
Business acquisition inventory fair value adjustments	—	11,121
Stock-based compensation	10,939	7,223
Deferred income tax provision (benefit)	6,888	(7,717)
Minority interest	2,130	2,001
Other	3,521	(5,096)
Changes in operating assets and liabilities:
Increase in accounts receivable	(20,137)	(20,604)
Increase in inventories	(6,153)	(13,764)
Decrease in other assets	565	4,929
Decrease in accounts payable	(20,971)	(6,207)
Decrease in accrued expenses and other current liabilities	(13,139)	(35,493)
Decrease in income taxes payable	(151)	(4,239)
Increase in other liabilities	646	877
Net cash provided by operating activities	102,471	48,923
Cash flows from investing activities:
Additions to property, plant and equipment	(30,783)	(53,580)
Settlement of derivative transactions	(32,332)	–
Other	(3,041)	632
Net cash used for investing activities	(66,156)	(52,948)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	14,060	29,580
(Repayments) borrowings under the revolving credit facility, net	(56,103)	50,459
Repayment of 7.5% ten-year unsecured notes	–	(100,000)
Repayments of short-term debt, net	(2,619)	–
Dividends paid to minority shareholders	(895)	(1,874)
Net cash used for financing activities	(45,557)	(21,835)
Effect of foreign exchange rates on cash and cash equivalents	3,850	2,264
Net decrease in cash and cash equivalents	(5,392)	(23,596)
Cash and cash equivalents at beginning of year	36,177	77,481
Cash and cash equivalents at end of period	$30,785	$53,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE FORM 10-Q	5

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

Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since the fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The second fiscal quarters of 2008 and 2007 ended on June 28, 2008 and June 30, 2007, respectively.

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

The following table presents stock option and restricted stock unit grants:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Stock options granted	37	38	458	293
Restricted stock units granted	12	14	389	331

6	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

Stock-based compensation expense and related income tax benefits recognized in our condensed consolidated statement of operations were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Stock-based compensation expense in:
Cost of sales	$931	$703	$1,460	$1,169
Selling, general and administrative expenses	4,532	3,056	8,215	5,341
Research and development expenses	685	548	1,264	713
Total stock-based compensation expense	6,148	4,307	10,939	7,223
Less: income tax benefits	(1,895)	(1,343)	(3,433)	(2,361)
Stock-based compensation expense, net of tax	$4,253	$2,964	$7,506	$4,862

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

	Severance and Relocation Costs	Other Facility Exit Costs	Total
Balance at December 31, 2007	$1,757	$3,636	$5,393
Payments	(464)	(361)	(825)
Adjustment to previous estimates	(968)	—	(968)
Other	(54)	—	(54)
Balance at June 28, 2008	$271	$3,275	$3,546

4.  GOODWILL

The following table presents changes in goodwill:

Balance at December 31, 2007	$1,019,581
Adjustments for prior year acquisitions (See Note 3)	(968)
Effect of foreign exchange rate changes	7,224
Balance at June 28, 2008	$1,025,837

MILLIPORE FORM 10-Q	7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

5.  INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

June 28, 2008	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
Patented and unpatented technology	$82,131	$(35,524)	$46,607	5 – 20 years
Trademarks and trade names	42,922	(17,578)	25,344	5 – 20 years
Customer relationships	406,680	(78,572)	328,108	15 – 18 years
Licenses and other	12,910	(6,527)	6,383	5 – 10 years
Total	$544,643	$(138,201)	$406,442

December 31, 2007
Patented and unpatented technology	$81,134	$(30,407)	$50,727	5 – 20 years
Trademarks and trade names	42,534	(15,810)	26,724	5 – 20 years
Customer relationships	405,235	(52,886)	352,349	15 – 18 years
Licenses and other	8,159	(5,851)	2,308	5 – 10 years
Total	$537,062	$(104,954)	$432,108

Amortization expense for the six months ended June 28, 2008 and June 30, 2007 was $32,296 and $29,640, respectively.

The estimated aggregate future amortization expense for intangible assets owned as of June 28, 2008 is as follows:

Remainder of 2008	$32,282
2009	57,374
2010	51,222
2011	46,071
2012	40,463
2013	34,673
Thereafter	144,357
$406,442

6.  BASIC AND DILUTED EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share “(EPS”):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Numerator:
Net income	$40,274	$28,413	$72,857	$55,072
Denominator:
Weighted average common shares outstanding for basic EPS	55,123	54,147	55,017	53,950
Dilutive effect of stock-based compensation awards	570	763	607	795
Weighted average common shares outstanding for diluted EPS	55,693	54,910	55,624	54,745
Earnings per share:
Basic	$0.73	$0.52	$1.32	$1.02
Diluted	$0.72	$0.52	$1.31	$1.01

8	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

For the three months ended June 28, 2008 and June 30, 2007, outstanding stock options and restricted stock units amounting to 793 and 549, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. For the six months ended June 28, 2008 and June 30, 2007, outstanding stock options and restricted stock units amounting to 850 and 487, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. Antidilutive options and restricted stock units could become dilutive in the future. In addition, shares issuable for the conversion premium upon conversion of the 3.75% convertible senior notes were excluded from the calculation of diluted earnings per share as of June 28, 2008 and June 30, 2007 because our stock price had not exceeded the conversion price.

7.  INVENTORIES

Inventories, stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	June 28, 2008	December 31, 2007
Raw materials	$54,561	$52,011
Work in process	87,624	77,642
Finished goods	155,034	147,702
Total inventories	$297,219	$277,355

8.  PROPERTY, PLANT AND EQUIPMENT

Accumulated depreciation on property, plant and equipment was $355,153 at June 28, 2008 and $318,763 at December 31, 2007.

9.  DEBT

Short-term debt

Short-term debt at June 28, 2008 and December 31, 2007 consisted of borrowings under our operating bank facilities.

Long-term debt

Our long-term debt consisted of the following:

	June 28, 2008	December 31, 2007
Revolving credit facility	$276,287	$331,552
3.75% convertible senior notes due 2026	565,000	565,000
5.875% senior notes due 2016, net of discount	393,467	363,491
Total long-term debt	$1,234,754	$1,260,043

At June 28, 2008, we had a credit commitment under our revolving credit agreement amounting to €465,000, or $734,133. At June 28, 2008, we had €290,000, or $457,846, available for borrowing under the revolving credit agreement. This revolving credit agreement expires June 6, 2011. At June 28, 2008, we were in compliance with all financial covenants under the revolving credit agreement.

MILLIPORE FORM 10-Q	9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

10.  INCOME TAXES

During the six months ended June 30, 2007, we recorded $9,100 of previously unrecognized tax benefits as a result of the completion of tax examinations and a statute of limitations closure. No such unrecognized tax benefits were recorded in the three and six months ended June 28, 2008 or the three months ended June 30, 2007.

11.  EMPLOYEE BENEFIT PLANS

Effective December 31, 2006, we adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). We adopted the measurement date provisions of SFAS No. 158 in 2008. Adoption of these provisions did not have a material impact on our financial position or results of operations.

Our net periodic pension and post-retirement benefit costs were as follows:

	U.S. Pension Benefits		U.S. Postretirement Benefits		Foreign Pension Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$13	$13	$164	$108	$670	$690
Interest cost	1,082	526	128	147	487	419
Expected return on plan assets	(998)	(388)	–	–	(447)	(354)
Amortization of prior service benefit	–	–	(49)	–	–	–
Amortization of net loss/(gain)	265	216	(24)	(30)	(40)	37
Net periodic benefit cost	$362	$367	$219	$225	$670	$792

	U.S. Pension Benefits		U.S. Postretirement Benefits		Foreign Pension Benefits
	Six Months Ended		Six Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$26	$20	$328	$216	$1,413	$1,366
Interest cost	2,164	813	256	294	985	829
Expected return on plan assets	(1,996)	(600)	–	–	(888)	(701)
Amortization of prior service benefit	–	–	(98)	–	–	–
Amortization of net loss/(gain)	530	334	(48)	(60)	(38)	73
Net periodic benefit cost	$724	$567	$438	$450	$1,472	$1,567

We expect to contribute $13,734 to the U.S. pension plan, $525 to the U.S. postretirement benefit plan and $1,454 to the foreign retirement plans in 2008. As of June 28, 2008, we made contributions of $1,100, $254, and $760 to the U.S. pension plan, the U.S. postretirement benefit plan and the foreign retirement plans, respectively.

10	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

12.  COMPREHENSIVE INCOME

The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income	$40,274	$28,413	$72,857	$55,072
Other comprehensive income (loss):
Change in additional pension liability adjustments, net of tax	151	77	(1,201)	81
Change in net unrealized gain on cash flow hedges, net of tax	1,354	263	506	263
Change in net realized (loss) gain on cash flow hedges, net of tax	(268)	7	(1,000)	7
Net realized loss on cash flow hedges reclassified to earnings, net of tax	415	—	972	—
Foreign currency translation adjustments, net of tax	277	(984)	(5,732)	(158)
Other comprehensive income (loss)	1,929	(637)	(6,455)	193
Total comprehensive income	$42,203	$27,776	$66,402	$55,265

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

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), effective January 1, 2008. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. We have opted not to apply the fair value option to any of our financial assets or liabilities in the three and six months ended June 28, 2008.

We hold cash equivalents, derivatives, certain other assets, and certain other liabilities that are carried at fair value. We generally determine fair value using a market approach based on quoted prices of identical instruments when available. When market quotes of identical instruments are not readily accessible or available, we determine fair value based on quoted market prices of similar instruments. Nonperformance risk of counter-parties is considered in determining the fair value of derivative instruments in an asset position, while the impact of our own credit standing is considered in determining the fair value of our obligations.

MILLIPORE FORM 10-Q	11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

Our valuation techniques are based on both observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1:	Quoted prices for identical instruments in active markets.

Level 2:	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Instruments whose significant value drivers are unobservable.

Financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2008 are summarized below:

	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents	$8,176	$—	$—	$8,176
Derivatives	$—	$2,088	$—	$2,088
Marketable securities¹	$1,057	$—	$—	$1,057
Liabilities
Derivatives	$—	$867	$—	$867
Deferred compensation²	$7,885	$—	$—	$7,885

¹	Relates to investments in marketable securities associated with certain of our non-qualified deferred compensation plans, which are included in Other assets.
²	Relates to our obligations to pay benefits under certain of our non-qualified deferred compensation plans, which are included in Other liabilities.

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

12	MILLIPORE FORM 10-Q

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Although we are currently evaluating the effect that SFAS No. 160 may have on our consolidated financial statements, we do not anticipate that SFAS No. 160 will have a significant impact on our financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended, through additional qualitative and quantitative disclosures on derivatives, to provide users of financial statements with enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We expect to adopt this standard effective January 1, 2009. We are currently evaluating the disclosure implications of SFAS No. 161.

MILLIPORE FORM 10-Q	13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 clarifies that convertible debt instruments that may be settled in cash (including partial cash settlement upon conversion) are not addressed by Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt Issued with Stock Purchase Warrants”. FSP 14-1 requires issuers of such convertible debt instruments to allocate the proceeds to a liability component, issued at a discount, and an equity component. The portion allocated to the equity component would be recorded as a discount on the debt which would be amortized over the period the convertible debt is expected to be outstanding. FSP 14-1 changes the accounting treatment for our $565,000 of 3.75% convertible senior notes that were issued in June 2006. This change in accounting principle will result in increased non-cash interest expense and will impact the presentation of our convertible senior notes in the consolidated financial statements. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented. We estimate that upon adoption of the provisions of FSP 14-1, $483,747 of the total proceeds from our debt will be allocated to the liability component, which represents the estimated fair value of similar debt instruments without the conversion option as of the date of issuance. The remaining $81,253 will be allocated to the equity component. The debt discount of $81,253 will be amortized to interest expense over the five and one-half year period from June 1, 2006 to December 1, 2011, the expected life of the instrument. Additionally, upon adoption, approximately $1,943 of deferred financing costs capitalized at the time of issuance will be reclassified to equity as equity issuance costs and will not be amortized to interest expense.

14	MILLIPORE FORM 10-Q

PART I

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007. Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The second fiscal quarters of 2008 and 2007 ended on June 28, 2008 and June 30, 2007, respectively.

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

The following table sets forth revenues derived from the Bioprocess and Bioscience divisions as a percentage of our total revenues.

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Bioprocess	55%	59%	55%	58%
Bioscience	45%	41%	45%	42%
Total	100%	100%	100%	100%

The composition of our geographic revenues is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Americas	37%	45%	37%	44%
Europe	46%	39%	44%	39%
Asia/Pacific	17%	16%	19%	17%
Total	100%	100%	100%	100%

MILLIPORE FORM 10-Q	15

PART I

The balance in our business portfolio between Bioprocess and Bioscience products and services and the strength of our global market reach into Europe and Asia/Pacific allowed us to mitigate much of the weakness experienced by our Bioprocess Division in North America in the three and six months ended June 28, 2008.

Reported and organic growth rates by division, as compared with the prior year, are summarized in the tables below.

	Bioprocess		Bioscience		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Reported growth	1%	36%	18%	46%	8%	40%
Less: Foreign currency translation	8%	4%	9%	4%	8%	4%
Acquisitions	—	18%	—	37%	—	25%
Organic growth	(7)%	14%	9%	5%	0%	11%

	Bioprocess		Bioscience		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Reported growth	1%	33%	16%	48%	7%	39%
Less: Foreign currency translation	8%	4%	9%	4%	8%	4%
Acquisitions	—	17%	—	39%	—	26%
Organic growth	(7)%	12%	7%	5%	(1)%	9%

Consolidated revenue increased 8 percent in the three months ended June 28, 2008 as a result of the favorable effect of changes in foreign currency translation rates. Excluding the effect of foreign currency translation, consolidated revenues were flat during the three months ended June 28, 2008, versus the prior year comparable period. Higher Bioscience revenue attributable to the strong growth in our profitable laboratory water and drug discovery businesses was offset by continued Bioprocess softness in sales to a handful of our largest North American biotechnology customers. Changes in product pricing had an insignificant effect on the year-over-year comparison.

Operating income for the three months ended June 28, 2008 of $69.5 million, or 17 percent of revenue, increased $18.2 million, or 35 percent, versus the prior year comparable period. The increase was primarily attributable to an improved business mix resulting from increased sales of the Bioscience Division’s comparatively higher margin laboratory water and drug discovery products and decreased sales of the Bioprocess Division’s comparatively lower margin chromatography media and insulin products. Continued discretionary spending control as well as the absence of Serologicals related acquisition costs also contributed to the year-over-year operating income improvement.

Diluted earnings per share (“EPS”) of $0.72 in the three months ended June 28, 2008 increased $0.20 from the prior year comparable period primarily as a result of our higher operating income.

We generated $102.5 million of operating cash flows for the six months ended June 28, 2008 which was an increase of $53.5 million, or 109 percent, versus the prior year comparable period. Operating cash flow generation in the six months ended June 28, 2008 was driven by our higher operating results. During the six months ended June 28, 2008, we repaid $58.7 million of our debt. We will continue to focus on operating cash flow generation, which we expect to use to further reduce our debt balance.

16	MILLIPORE FORM 10-Q

PART I

Results of Operations

REVENUES

Net sales and the percent of sales growth by division, as compared with the prior year, is summarized in the table below.

	Three Months Ended			Six Months Ended
($ in millions):	June 28, 2008	June 30, 2007	Growth	June 28, 2008	June 30, 2007	Growth
Bioprocess	$229.8	$226.8	1%	$446.4	$441.1	1%
Bioscience	184.4	156.4	18%	364.0	314.1	16%
Total	$414.2	$383.2	8%	$810.4	$755.2	7%

Net sales and the percent of sales growth by geography, as compared with the prior year, is summarized in the table below.

	Three Months Ended			Six Months Ended
($ in millions):	June 28, 2008	June 30, 2007	Growth	June 28, 2008	June 30, 2007	Growth
Americas	$153.3	$170.6	(10)%	$299.6	$333.4	(10)%
Europe	189.3	149.4	27%	360.6	295.8	22%
Asia/Pacific	71.6	63.2	13%	150.2	126.0	19%
Total	$414.2	$383.2	8%	$810.4	$755.2	7%

Bioprocess Division

Bioprocess revenues of $229.8 million for the three months ended June 28, 2008 increased $3.0 million, or 1 percent, versus the prior year comparable period. The increase included a favorable foreign currency translation effect of 8 percent. Adjusting for this item, Bioprocess revenues declined 7 percent in the three months ended June 28, 2008. The decrease was primarily attributable to lower sales of our products used in biopharmaceutical manufacturing, such as chromatography media, sterilizing filters, and certain cell culture supplement products. These decreases were primarily the result of a continued decline in sales to a handful of our largest North American biotechnology customers that have significantly reduced their rate of monoclonal antibody production since the third quarter of 2007. We believe that these customers have re-evaluated market demand for their products and continue to reduce their inventories to lower costs and improve working capital. The Bioprocess revenue decrease was also partially the result of fewer approvals of new biologic drugs in recent quarters. New biologic drug approvals are a significant driver of our Bioprocess revenue growth. Despite the lower demand, we believe the overall biotechnology industry remains healthy. This is evidenced by the growth in a number of biologic drugs and vaccines, investments in new biologic facilities, and continued private equity investments in the biotechnology industry. We expect Bioprocess revenues to grow modestly in the second half of 2008 versus the prior year comparable period.

From a geographic perspective, revenues for the three months ended June 28, 2008 in the Americas, Europe and Asia/Pacific were $83.6 million, $116.9 million, and $29.3 million, respectively, and revenues for the three months ended June 30, 2007 for the Americas, Europe and Asia/Pacific were $104.8 million, $93.2 million, and $28.8 million, respectively. Excluding the favorable foreign currency translation effect, revenues in the Americas, Europe and Asia/Pacific decreased $21.5 million, increased $9.2 million, and decreased $2.5 million, respectively, in the three months ended

MILLIPORE FORM 10-Q	17

PART I

June 28, 2008 over the prior year comparable period. The decrease in Americas was primarily the result of continued lower sales to a handful of our largest biotechnology customers. The increase in Europe was primarily driven by sales of our downstream processing products and process monitoring tools. The decrease in Asia/Pacific was primarily driven by lower sales in Japan and India.

Bioprocess revenues of $446.4 million for the six months ended June 28, 2008 increased $5.3 million, or 1 percent, from the prior year comparable period. The increase included a favorable foreign currency translation effect of 8 percent. Adjusting for this item, Bioprocess revenues declined 7 percent in the six months ended June 28, 2008. The six month revenue decrease was primarily attributable to lower sales of our products used in biopharmaceutical manufacturing, such as chromatography media, systems hardware, sterilization products, and cell culture supplements. These decreases were the result of a continued decline in sales to a handful of our largest North American biotechnology customers.

From a geographic perspective, revenues for the six months ended June 28, 2008 in the Americas, Europe and Asia/Pacific were $163.2 million, $221.4 million, and $61.8 million, respectively, and revenues for the six months ended June 30, 2007 in the Americas, Europe and Asia/Pacific were $204.3 million, $183.9 million, and $52.9 million, respectively. Excluding the favorable foreign currency translation effect, revenues in the Americas, Europe and Asia/Pacific decreased $42.0 million, increased $10.8 million, and increased $2.4 million, respectively, in the six months ended June 28, 2008 over the prior year comparable period. The decrease in Americas was primarily the result of continued lower sales to a handful of our largest biotechnology customers. The increase in Europe was primarily driven by sales of our downstream and upstream processing products and process monitoring tools. The increase in Asia/Pacific was primarily driven by strong sales of downstream processing products in Japan earlier in the year.

Bioscience Division

Bioscience revenues of $184.4 million for the three months ended June 28, 2008 increased $28.0 million, or 18 percent, versus the prior year comparable period. The increase included a favorable foreign currency translation effect of 9 percent. Adjusting for this item, Bioscience revenues grew 9 percent. This growth was driven by strong sales of laboratory water, life sciences and drug discovery products and services. Higher levels of academic and pharmaceutical research, successful new product introductions, execution of our sales and marketing initiatives, and continued expansion of our new e-commerce business platform all contributed to the revenue growth. The successful launch of Milli-Q Integral by our laboratory water business drove strong performance in North America in the three months ended June 28, 2008. We expect this product to continue to help drive growth through the remainder of the year. We are also expanding our laboratory water customer base with our entry into the clinical diagnostics market last year and we have significantly expanded our service offering to help drive growth. Our life science business has improved its performance and we are seeing stronger demand for our new products. Our drug discovery business also contributed to the revenue growth, particularly from sales of our biomarker and immunoassay products and services. We expect these trends to continue for the remainder of 2008.

From a geographic perspective, revenues for the three months ended June 28, 2008 in the Americas, Europe, and Asia/Pacific were $69.7 million, $72.4 million, and $42.3 million, respectively, and revenues for the three months ended June 30, 2007 in the Americas, Europe, and Asia/Pacific were $65.8 million, $56.2 million, and $34.4 million, respectively. Excluding the favorable foreign currency translation effect, revenues in the Americas, Europe, and Asia/Pacific increased $3.4 million, $7.2 million, and $3.6 million, respectively, in the three months ended June 28, 2008 over the prior year comparable period. The increases in the Americas and Europe were primarily the result of the strength of our laboratory water and our drug discovery businesses. The growth in Asia/Pacific was primarily from strong sales of laboratory water products in China.

18	MILLIPORE FORM 10-Q

PART I

Bioscience revenues for the six months ended June 28, 2008 increased $49.9 million, or 16 percent. The revenue increase for the six months ended June 28, 2008 included a 9 percent favorable effect from changes in foreign currency rates, versus the prior year comparable period. Adjusting for this item, Bioscience revenues grew 7 percent for the six months ended June 28, 2008, which was primarily driven by continued strong demand for our laboratory water products and drug discovery products. New product introductions and services also contributed to this growth.

From a geographic perspective, revenues for the six months ended June 28, 2008 in the Americas, Europe, and Asia/Pacific were $136.4 million, $139.2 million, and $88.4 million, respectively, and revenues for the six months ended June 30, 2007 in the Americas, Europe, and Asia/Pacific were $129.1 million, $111.9 million, and $73.1 million, respectively. Excluding the favorable foreign currency translation effect, revenues in the Americas, Europe, and Asia/Pacific increased $6.0 million, $11.0 million, and $6.4 million, respectively, in the six months ended June 28, 2008 over the prior year comparable period. The increases in the Americas and Europe were primarily the result of the strength of our laboratory water and our drug discovery businesses. The growth in Asia/Pacific was primarily from strong sales of laboratory water products in Japan and China.

GROSS PROFIT MARGIN

	Three Months Ended		Six Months Ended
($ in millions):	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Gross profit	$230.2	$200.4	$438.3	$390.3
Gross profit margin	56%	52%	54%	52%

Gross profit increased $29.8 million, or 15 percent, and $48.0 million, or 12 percent, in the three and six months ended June 28, 2008, respectively, versus the prior year comparable periods. The primary drivers of the increase in gross profit were: (i) the absence of Serologicals business acquisition inventory fair value adjustments, (ii) an improved business mix as a result of higher Bioscience revenues with higher gross profit margins, (iii) lower sales of Bioprocess systems and chromatography media products with low gross profit margins, and (iv) lower spending as a result of our supply chain initiatives. Although foreign currency translation also contributed to the gross profit increase, the strengthening of the Euro and its effect on our significant manufacturing costs in Ireland and France reduced our gross profit margins.

Amortization of acquired intangible assets remained consistent at $2.4 million and $4.7 million, in the three and six months ended June 28, 2008, respectively, versus the prior year comparable periods. We expect 2008 full year amortization affecting gross profit to be approximately $9.4 million. Costs associated with our manufacturing consolidation strategy (primarily employee separation costs, facility closure costs and accelerated depreciation) also lowered our gross profit in the three and six months ended June 28, 2008 and June 30, 2007. These costs were $1.7 million and $3.9 million for the three and six months ended June 28, 2008, respectively, and $3.5 million and $7.2 million, for the three and six months ended June 30, 2007, respectively. We exited the last manufacturing facility pursuant to our 2005 manufacturing consolidation strategy earlier this year. We anticipate remaining costs of this initiative to be approximately $6 million in the second half of 2008. Additionally, we have begun to evaluate additional supply chain initiatives and other programs that will further expand our profitability in 2009 and beyond. If implemented, we expect that costs associated with these initiatives could be in the range of $15 to $25 million over the next two years, resulting in future annual savings of $7 to $12 million.

MILLIPORE FORM 10-Q	19

PART I

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Three Months Ended		Six Months Ended
($ in millions):	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Selling, general and administrative expenses	$134.5	$123.1	$260.0	$245.9
Percentage of net sales	32%	32%	32%	33%

Selling, general and administrative (“SG&A”) expenses increased $11.4 million, or 9 percent, and $14.1 million, or 6 percent, in the three and six months ended June 28, 2008, respectively, versus the prior year comparable periods. Excluding the effect of foreign currency translation, SG&A expenses increased $4.3 million, or 3 percent, and $0.4 million or 0 percent, in the three and six months ended June 28, 2008, respectively, versus the prior year comparable periods. The primary drivers of the higher SG&A expenses were employee separation and employee compensation costs in the three months ended June 28, 2008 and increased labor related costs in the six months ended June 28, 2008. Amortization expense related to acquired intangible assets was $13.5 million and $26.9 million in the three and six months ended June 28, 2008, respectively, versus $12.2 million and $24.4 million in the prior year comparable periods. We expect 2008 full year amortization of intangible assets to be approximately $53.9 million as compared with $48.9 million in 2007.

RESEARCH AND DEVELOPMENT EXPENSES

	Three Months Ended		Six Months Ended
($ in millions):	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Research and development expenses	$26.2	$26.0	$51.2	$53.5
Percentage of net sales	6%	7%	6%	7%

Research and development (“R&D”) expenses increased $0.2 million, or 1 percent, and decreased $2.3 million, or 4 percent, in the three and six months ended June 28, 2008, respectively, versus the prior year comparable periods. Excluding the effect of foreign currency translation, R&D expenses decreased $0.6 million, or 2 percent, and $3.8 million, or 7 percent, in the three and six months ended June 28, 2008, respectively, versus the prior year comparable periods. The decreases were primarily the result of the timing of project spending. We expect R&D expenses to remain approximately 6 to 7 percent of net sales for the remainder of 2008.

INTEREST INCOME/EXPENSE

	Three Months Ended		Six Months Ended
($ in millions):	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Interest income	$0.3	$0.3	$0.4	$0.8
Interest expense	$14.9	$16.3	$29.7	$33.1
Average interest rate during the period	4.61%	4.56%	4.58%	4.58%

Interest expense decreased $1.4 million, or 9 percent, and $3.4 million, or 10 percent, for the three and six months ended June 28, 2008, respectively, versus the prior year comparable periods. The decrease was primarily the result of lower overall debt balances as we continued to repay our debt. Our revolving credit facility is comprised of floating rate borrowings based on U.S. and Euro LIBOR. Increases or decreases in these rates would cause increases or decreases to our interest expense, respectively.

20	MILLIPORE FORM 10-Q

PART I

PROVISION FOR INCOME TAXES

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Effective income tax rate	24.1%	16.6%	23.3%	2.6%

During the three and six months ended June 28, 2008, we recorded tax provisions of $13.2 million and $22.8 million, respectively, compared to tax provisions of $5.9 million and $1.5 million, respectively, for the prior year comparable periods. During the six months ended June 30, 2007, we recorded $9.1 million of previously unrecognized tax benefits as a result of the completion of tax examinations and a statute of limitations closure. The higher current year rate was caused by a shift in the jurisdictional mix of our profits to higher tax rate jurisdictions. On a full year basis, we expect our effective income tax rate to be approximately 23 percent.

NET INCOME AND DILUTED EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
($ in millions, except per share data):	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income	$40.3	$28.4	$72.9	$55.1
Diluted earnings per share	$0.72	$0.52	$1.31	$1.01

Net income increased $11.9 million, or 42 percent, and $17.8 million, or 32 percent, for the three and six months ended June 28, 2008, respectively, versus the prior year comparable periods. The increase was primarily the result of higher 2008 operating income which was partially offset by the higher effective tax rate.

Diluted earnings per share increased $0.20, or 40 percent, and $0.30, or 30 percent, for the three and six months ended June 28, 2008, respectively, versus the prior year comparable periods. The increase was the result of the reasons discussed above.

Capital Resources and Liquidity

The following table shows information about our capitalization as of the dates indicated:

(In millions, except ratio amounts)	June 28, 2008	December 31, 2007
Cash and cash equivalents	$30.8	$36.2
Total debt	1,237.2	1,265.3
Total capitalization (debt plus equity)	2,462.8	2,401.9
Debt to total capitalization	50.2%	52.7%

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, investments in businesses, product development, employee benefit plans, and debt service. Our primary sources of liquidity are cash flows generated from our operations and borrowings under our revolving credit facility. Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products, our ability to integrate acquisitions, deterioration in certain financial ratios, and market changes in general.

MILLIPORE FORM 10-Q	21

PART I

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

In the six months ended June 28, 2008, we continued our focus on debt repayment. We will continue to maintain our cash balances at a level that better reflects the minimum operating needs of our international subsidiaries in which we conduct our business. We have transferred, and will continue to transfer, cash between our subsidiaries to pay down our debt when it is cost effective to do so. These cash balances are generally available without legal restrictions to fund ordinary business operations. However, the repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences.

CASH FLOWS

The following table summarizes our sources and uses of cash over the periods indicated:

	Six Months Ended
($ in millions)	June 28, 2008	June 30, 2007
Net cash provided by operating activities	$102.5	$48.9
Net cash used for investing activities	$(66.2)	$(52.9)
Net cash used for financing activities	$(45.6)	$(21.8)
Net decrease in cash and cash equivalents	$(5.4)	$(23.6)

OPERATING CASH FLOWS

Cash provided by operating activities was $102.5 million for the six months ended June 28, 2008 and was primarily attributable to our net income of $72.9 million, non-cash adjustments for depreciation and amortization expenses of $65.5 million, and other non-cash expenses of $21.3 million. These factors were partially offset by an increase in our working capital of $59.3 million. The increase in our working capital from December 31, 2007 to June 28, 2008 was primarily attributable to increases in accounts receivable of $20.1 million because of higher sales. The working capital increase was also caused by a decrease in accrued expenses and other current liabilities of $13.1 million, primarily attributable to payments of accrued incentive compensation as well as a decrease in accounts payable of $21.0 million primarily attributable to the timing of vendor payments.

Days supply in inventory increased to 147 days at June 28, 2008 compared with 138 days at December 31, 2007. This increase was primarily the result of a continued decline in sales to a handful of our largest North American biotechnology customers in our Bioprocess division. Days supply in inventory was 131 days at June 30, 2007. Days sales outstanding in ending accounts receivable was 72 days at June 28, 2008 compared to 67 days at December 31, 2007 and 72 days at June 30, 2007. The increase in days sales outstanding was attributable to the geographic mix of our accounts receivable balance because our customers in Europe and Asia/Pacific regions generally have longer payment terms.

22	MILLIPORE FORM 10-Q

PART I

INVESTING CASH FLOWS

Cash used for investing activities was $66.2 million during the six months ended June 28, 2008. We paid $32.3 million for the settlement of derivative transactions, $30.8 million for capital expenditures and $3.1 million for the acquisition of various technology and distribution rights. We expect our full year 2008 capital expenditures to be approximately $80.0 million.

FINANCING CASH FLOWS

Cash used for financing activities was $45.6 million during the six months ended June 28, 2008. Net repayments under our revolving credit facility amounted to $56.1 million and net repayments of our short-term debt amounted to $2.6 million. Debt reduction is the primary use for the free cash flow (defined as net cash provided by operations less additions to property, plant and equipment) we generate. Additionally, we received proceeds of $14.1 million from the issuance of common stock under our stock plans and paid dividends of $0.9 million to our joint venture partner during the six months ended June 28, 2008.

FINANCING COMMITMENTS

Short-term debt

Short-term debt at June 28, 2008 and December 31, 2007 consisted of borrowings under our operating bank facilities.

Revolving credit facility

At June 28, 2008, we had a commitment under our revolving credit agreement amounting to €465.0 million, or $734.1 million. At June 28, 2008, we had €290.0 million or $457.8 million, available for borrowing under the credit agreement. This credit agreement expires on June 6, 2011.

We are required to maintain certain leverage and interest coverage ratios set forth in the revolving credit agreement. As of June 28, 2008, we were compliant with all financial covenants specified in the revolving credit agreement. The agreement also includes limitations on our ability to incur additional indebtedness; to merge, consolidate, or sell assets; to create liens; and to make payments in respect of capital stock or subordinated debt, as well as other customary covenants and representations.

The following table summarizes the financial covenant requirements as of June 28, 2008 and thereafter and our compliance with these covenants as of June 28, 2008:

Covenant	Requirement	Actual at June 28, 2008
Maximum leverage ratio	3.50:1.0	3.04:1.0
Minimum interest coverage ratio	3.50:1.0	6.45:1.0

As of June 28, 2008, we had borrowings under our revolving credit facility of €175.0 million, or $276.3 million. The borrowings were classified as long-term debt because of our ability and intent to continuously refinance such borrowings. For the three and six months ended June 28, 2008, the weighted average interest rate for the revolving credit facility was 4.60 percent and 4.49 percent, respectively.

3.75% convertible senior notes due 2026

In June 2006, we issued $565.0 million in aggregate principal amount of 3.75 percent convertible senior notes in a private placement offering.

MILLIPORE FORM 10-Q	23

PART I

5.875% senior notes due 2016

In June 2006, we issued €250.0 million, or $394.7 million, in aggregate principal amount of 5.875 percent senior notes.

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

New Accounting Pronouncements

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), effective January 1, 2008 for our financial assets and liabilities. We expect to adopt the provisions of SFAS No. 157 for non-financial assets and liabilities that are measured or recognized at fair value on a non-recurring basis on January 1, 2009, in accordance with the partial deferral of this standard by the Financial Accounting Standards Board (the “FASB”). We are currently evaluating the effects of the provisions of SFAS No. 157 on our non-financial assets and liabilities that are measured or recognized at fair value on a non-recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption

24	MILLIPORE FORM 10-Q

PART I

of SFAS No. 157 had no impact on previously reported results as all of the provisions were adopted prospectively. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings when they occur, except for derivatives designated as cash flow hedges that are reported in other comprehensive income until the underlying transactions occur.

In June 2007, the Emerging Issues Task Force (the “EITF”) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires companies that are involved in research and development activities to defer nonrefundable advance payments for future research and development activities and to recognize those payments as goods and services are delivered. We are required to assess on an ongoing basis whether or not the goods or services will be delivered and to expense the nonrefundable advance payments immediately if we determine that the delivery of such goods or services is unlikely. EITF 07-3 is effective for new arrangements entered into subsequent to the beginning of our fiscal year 2008. Adoption of EITF 07-3 did not have a material impact on our financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Although we are currently evaluating the effect that SFAS No. 160 may have on our consolidated financial statements we do not anticipate that SFAS No. 160 will have a significant impact on our financial position or results of operations.

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

MILLIPORE FORM 10-Q	25

PART I

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended, through additional qualitative and quantitative disclosures on derivatives, to provide users of financial statements with enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We expect to adopt this standard effective January 1, 2009. We are currently evaluating the disclosure implications of SFAS No. 161.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 clarifies that convertible debt instruments that may be settled in cash (including partial cash settlement upon conversion) are not addressed by Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt Issued with Stock Purchase Warrants”. FSP 14-1 requires issuers of such convertible debt instruments to allocate the proceeds to a liability component, issued at a discount and an equity component. The portion allocated to the equity component would be recorded as a discount on the debt which would be amortized over the period the convertible debt is expected to be outstanding. FSP 14-1 changes the accounting treatment for our $565.0 million of 3.75% convertible senior notes that were issued in June 2006. This change in accounting principle will result in increased non-cash interest expense and will impact the presentation of our convertible senior notes in the consolidated financial statements. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented. We estimate that upon adoption of the provisions of FSP 14-1, $483.7 million of the total proceeds from our debt will be allocated to the liability component, which represents the estimated fair value of similar debt instruments without the conversion option as of the date of issuance. The remaining $81.3 million will be allocated to the equity component. The debt discount of $81.3 million will be amortized to interest expense over the five and one-half year period from June 1, 2006 to December 1, 2011, the expected life of the instrument. Additionally, upon adoption, approximately $1.9 million of deferred financing costs capitalized at the time of issuance will be reclassified to equity as equity issuance costs and will not be amortized to interest expense.

Forward-Looking Statements

The matters discussed in this Form 10-Q, as well as in future oral and written statements by our management, that are forward-looking statements are based on our current management expectations. These expectations involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, without limitation, the risk factors and uncertainties set forth in Item 1A (Risk Factors) and elsewhere in our Form 10-K for the year ended December 31, 2007.

26	MILLIPORE FORM 10-Q

PART I

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Other than those discussed below, there has been no significant change in our exposure to market risk since December 31, 2007. For discussion of our exposure to market risk, refer to Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Market Risk.”

Foreign Currency Exchange Rate Risk

At December 31, 2007, we held foreign exchange forward contracts to hedge the foreign exchange risk related to U.S. Dollar borrowings in a European subsidiary, and an intercompany Euro receivable balance in the U.S. As of December 31, 2007, these forward exchange contracts had an aggregate U.S. dollar equivalent notional amount of $291.9 million and an aggregate U.S. dollar equivalent fair value of a net loss of $5.7 million. During April 2008, we repaid the U.S. Dollar borrowings in Europe and the Euro intercompany balance by increasing Euro-based revolver borrowings in Europe, and settled the related forward exchange contracts. The net realized losses on the settlement of the forward exchange contracts were substantially offset by foreign exchange gains on the repayment of the debt, which resulted in a net loss of $0.4 million in the three-month period ended June 28, 2008.

ITEM 4.  CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

MILLIPORE FORM 10-Q	27

PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Millipore Corporation was held on May 8, 2008. The following matters were voted on:

1. The election of three Class III Directors for a three-year term (expiring in 2011). The following votes were tabulated with respect to the election:

	Votes “For”	“Withhold”
Melvin Booth	47,918,756	1,195,645
Maureen A. Hendricks.	47,592,811	1,521,590
Martin D. Madaus.	47,761,080	1,353,321

2. To ratify PricewaterhouseCoopers LLP as Millipore’s independent registered public accounting firm for 2008:

Votes “For”	“Against”	“Abstain”
48,233,507	526,439	354,453

3. To approve the adoption of the Millipore Corporation 2008 Stock Incentive Plan:

Votes “For”	“Against”	“Abstain”
39,433,863	3,561,642	362,785

28	MILLIPORE FORM 10-Q

PART II

ITEM 6.  EXHIBITS

a. Exhibits Filed or Furnished Herewith.

Exhibits Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits Furnished Herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MILLIPORE FORM 10-Q	29

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLIPORE CORPORATION

	Signature	Title	Date

By:	/S/ CHARLES F. WAGNER, JR. Charles F. Wagner, Jr.	Vice President and Chief Financial Officer (on behalf of the registrant as its Principal Financial Officer)	August 6, 2008

By:	/S/ ANTHONY L. MATTACCHIONE Anthony L. Mattacchione	Vice President, Corporate Controller and Chief Accounting Officer (on behalf of the registrant as its Principal Accounting Officer)	August 6, 2008

30	MILLIPORE FORM 10-Q

Exhibit Index

Exhibit Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MILLIPORE FORM 10-Q	31