Form 10-Q
period 2008-09-27
MILLIPORE CORP /MA
filed 2008-11-05
CIK 66479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 25, 2008, there were 55,238,820 shares of the registrant’s Common Stock outstanding.

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2008 and September 29, 2007	3

	Condensed Consolidated Balance Sheets at September 27, 2008 and December 31, 2007	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2008 and September 29, 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 6	Exhibits	30

Signatures		31

Exhibits		32

	In this Form 10-Q, unless the context otherwise requires, the terms “Millipore”, the “Company”, “we” or “us” shall mean Millipore Corporation and its subsidiaries.

2	MILLIPORE FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(In thousands, except per share data) (Unaudited)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$395,005	$371,174	$1,205,385	$1,126,341
Cost of sales	185,835	169,128	557,915	534,039
Gross profit	209,170	202,046	647,470	592,302
Selling, general and administrative expenses	123,974	118,143	383,960	364,047
Research and development expenses	25,421	26,492	76,602	79,949
Operating income	59,775	57,411	186,908	148,306
Interest income	213	382	594	1,152
Interest expense	(13,899)	(16,542)	(43,642)	(49,615)
Income before income taxes and minority interest	46,089	41,251	143,860	99,843
Provision for income taxes	5,710	4,130	28,494	5,649
Minority interest, net of tax	706	859	2,836	2,860
Net income	$39,673	$36,262	$112,530	$91,334
Earnings per share:
Basic	$0.72	$0.67	$2.04	$1.69
Diluted	$0.71	$0.66	$2.02	$1.66
Weighted average shares outstanding:
Basic	55,205	54,472	55,085	54,125
Diluted	55,844	55,184	55,719	54,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE FORM 10-Q	3

PART I

Condensed Consolidated Balance Sheets

(In thousands, except per share data) (Unaudited)	September 27, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$23,123	$36,177
Accounts receivable (less allowance for doubtful accounts of $2,917 and $3,613 as of September 27, 2008 and December 31, 2007, respectively)	306,117	292,143
Inventories	281,798	277,355
Deferred income taxes	54,088	66,451
Other current assets	19,831	17,963
Total current assets	684,957	690,089
Property, plant and equipment, net	594,087	589,161
Deferred income taxes	17,687	21,973
Intangible assets, net	388,085	432,108
Goodwill	1,016,453	1,019,581
Other assets	21,680	24,345
Total assets	$2,722,949	$2,777,257
Liabilities, Minority Interest and Shareholders’ Equity
Current liabilities:
Short-term debt	$5,337	$5,240
Accounts payable	78,321	96,915
Income taxes payable	2,597	11,248
Accrued expenses and other current liabilities	173,212	168,838
Total current liabilities	259,467	282,241
Deferred income taxes	9,588	9,384
Long-term debt	1,112,676	1,260,043
Other liabilities	65,892	82,778
Total liabilities	1,447,623	1,634,446
Minority interest	6,259	6,243
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, par value $1.00 per share, 120,000 shares authorized; 55,233 shares issued and outstanding as of September 27, 2008; 54,772 shares issued and outstanding as of December 31, 2007	55,233	54,772
Additional paid-in capital	290,909	260,334
Retained earnings	954,964	842,558
Accumulated other comprehensive loss	(32,039)	(21,096)
Total shareholders’ equity	1,269,067	1,136,568
Total liabilities, minority interest and shareholders’ equity	$2,722,949	$2,777,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	MILLIPORE FORM 10-Q

PART I

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands) (Unaudited)	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net income	$112,530	$91,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,725	92,367
Business acquisition inventory fair value adjustments	–	11,121
Stock-based compensation	16,916	11,598
Deferred income tax provision (benefit)	9,914	(20,593)
Minority interest	2,836	2,860
Other	(1,001)	(7,042)
Changes in operating assets and liabilities:
Increase in accounts receivable	(12,137)	(4,973)
Increase in inventories	(7,419)	(18,586)
Decrease in other assets	934	7,165
Decrease in accounts payable	(18,958)	(2,358)
Increase (decrease) in accrued expenses and other current liabilities	5,627	(27,014)
(Decrease) increase in income taxes payable	(9,017)	7,035
(Decrease) increase in other liabilities	(10,107)	1,472
Net cash provided by operating activities	188,843	144,386
Cash flows from investing activities:
Additions to property, plant and equipment	(52,691)	(77,585)
Proceeds from the sale of property, plant and equipment	135	6,080
Settlement of derivative transactions	(32,332)	–
Other	(4,773)	–
Net cash used for investing activities	(89,661)	(71,505)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	16,364	39,692
Repayments under the revolving credit facility, net	(127,722)	(68,225)
Repayment of 7.5% ten-year unsecured notes	–	(100,000)
Borrowings of short-term debt, net	540	–
Dividends paid to minority shareholders	(1,738)	(1,874)
Net cash used for financing activities	(112,556)	(130,407)
Effect of foreign exchange rates on cash and cash equivalents	320	4,392
Net decrease in cash and cash equivalents	(13,054)	(53,134)
Cash and cash equivalents at beginning of year	36,177	77,481
Cash and cash equivalents at end of period	$23,123	$24,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE FORM 10-Q	5

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

Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since the fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The third fiscal quarters of 2008 and 2007 ended on September 27, 2008 and September 29, 2007, respectively.

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

The following table presents stock option and restricted stock unit grants:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Stock options granted	–	3	458	296
Restricted stock units granted	9	3	398	334

6	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

Stock-based compensation expense and related income tax benefits recognized in our condensed consolidated statement of operations were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Stock-based compensation expense in:
Cost of sales	$777	$679	$2,237	$1,847
Selling, general and administrative expenses	4,490	3,206	12,705	8,548
Research and development expenses	710	490	1,974	1,203
Total stock-based compensation expense	5,977	4,375	16,916	11,598
Less: income tax benefits	(1,806)	(1,362)	(5,239)	(3,723)
Stock-based compensation expense, net of tax	$4,171	$3,013	$11,677	$7,875

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

	Severance and Relocation Costs	Other Facility Exit Costs	Total
Balance at December 31, 2007	$1,757	$3,636	$5,393
Payments	(516)	(555)	(1,071)
Adjustment to previous estimates	(1,153)	–	(1,153)
Other	(54)	–	(54)
Balance at September 27, 2008	$34	$3,081	$3,115

4.  GOODWILL

The following table presents changes in goodwill:

Balance at December 31, 2007	$1,019,581
Adjustments for prior year acquisitions (See Note 3)	(1,153)
Effect of foreign exchange rate changes	(1,975)
Balance at September 27, 2008	$1,016,453

MILLIPORE FORM 10-Q	7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

5.  INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

September 27, 2008	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
Patented and unpatented technology	$80,832	$(37,309)	$43,523	5 – 20 years
Trademarks and trade names	42,423	(18,284)	24,139	5 – 20 years
Customer relationships	404,880	(90,545)	314,335	15 – 18 years
Licenses and other	12,918	(6,830)	6,088	5 – 10 years
Total	$541,053	$(152,968)	$388,085

December 31, 2007
Patented and unpatented technology	$81,134	$(30,407)	$50,727	5 – 20 years
Trademarks and trade names	42,534	(15,810)	26,724	5 – 20 years
Customer relationships	405,235	(52,886)	352,349	15 – 18 years
Licenses and other	8,159	(5,851)	2,308	5 – 10 years
Total	$537,062	$(104,954)	$432,108

Amortization expense for the nine months ended September 27, 2008 and September 29, 2007 was $48,502 and $44,520, respectively.

The estimated aggregate future amortization expense for intangible assets owned as of September 27, 2008 is as follows:

Remainder of 2008	$16,095
2009	57,385
2010	51,228
2011	46,078
2012	40,469
2013	34,679
Thereafter	142,151
$388,085

6.  BASIC AND DILUTED EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Numerator:
Net income	$39,673	$36,262	$112,530	$91,334
Denominator:
Weighted average common shares outstanding for basic EPS	55,205	54,472	55,085	54,125
Dilutive effect of stock-based compensation awards	639	712	634	780
Weighted average common shares outstanding for diluted EPS	55,844	55,184	55,719	54,905
Earnings per share:
Basic	$0.72	$0.67	$2.04	$1.69
Diluted	$0.71	$0.66	$2.02	$1.66

8	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

For the three months ended September 27, 2008 and September 29, 2007, outstanding stock options and restricted stock units amounting to 761 and 542, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. For the nine months ended September 27, 2008 and September 29, 2007, outstanding stock options and restricted stock units amounting to 731 and 503, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. Antidilutive options and restricted stock units could become dilutive in the future. In addition, shares issuable for the conversion premium upon conversion of the 3.75% convertible senior notes were excluded from the calculation of diluted earnings per share as of September 27, 2008 and September 29, 2007 because our stock price had not exceeded the conversion price.

7.  INVENTORIES

Inventories, stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	September 27, 2008	December 31, 2007
Raw materials	$55,678	$52,011
Work in process	81,918	77,642
Finished goods	144,202	147,702
Total inventories	$281,798	$277,355

8.  PROPERTY, PLANT AND EQUIPMENT

Accumulated depreciation on property, plant and equipment was $356,039 at September 27, 2008 and $318,763 at December 31, 2007.

9.  DEBT

Short-term debt

Short-term debt at September 27, 2008 and December 31, 2007 consisted of borrowings under our operating bank facilities.

Long-term debt

Our long-term debt consisted of the following:

	September 27, 2008	December 31, 2007
Revolving credit facility	$183,387	$331,552
3.75% convertible senior notes due 2026	565,000	565,000
5.875% senior notes due 2016, net of discount	364,289	363,491
Total long-term debt	$1,112,676	$1,260,043

At September 27, 2008, we had a credit commitment under our revolving credit agreement amounting to €465,000, or $679,626. At September 27, 2008, we had €339,526, or $496,239, available for borrowing under the revolving credit agreement. This revolving credit agreement expires June 6, 2011. At September 27, 2008, we were in compliance with all financial covenants under the revolving credit agreement.

MILLIPORE FORM 10-Q	9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

10.  INCOME TAXES

During the three and nine months ended September 27, 2008, we recorded $1,193 of previously unrecognized tax benefits as a result of statute of limitations closures. We also reversed valuation allowances on certain of our research and development (“R&D”) tax credits amounting to $750 as a result of a tax law change in the United States during the three months ended September 27, 2008. During the three and nine months ended September 29, 2007, we recorded $2,800 and $11,900, respectively, of previously unrecognized tax benefits a result of the completion of tax examinations and statute of limitations closures. Over the next 12 months, we may need to record up to $3,000 of previously unrecognized tax benefits in the event of favorable resolution of tax audits and statute of limitations closures.

On October 3, 2008, President Bush signed into law the Tax Extender and Alternative Minimum Tax Relief Act of 2008, which extended R&D tax credits (the “Research Credit”) until December 31, 2009. Since the law was signed after the end of our third quarter, a full year Research Credit will be reflected in our fourth quarter tax provision.

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

Our net periodic pension and post-retirement benefit costs were as follows:

	U.S. Pension Benefits		U.S. Postretirement Benefits		Foreign Pension Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Service cost	$12	$18	$57	$243	$695	$703
Interest cost	1,082	939	76	162	496	427
Expected return on plan assets	(997)	(913)	–	–	(434)	(360)
Amortization of prior service benefit	–	–	(93)	–	–	–
Amortization of net loss/(gain)	265	183	(38)	(8)	(29)	36
Net periodic benefit cost	$362	$227	$2	$397	$728	$806

	U.S. Pension Benefits		U.S. Postretirement Benefits		Foreign Pension Benefits
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Service cost	$38	$38	$385	$459	$2,108	$2,069
Interest cost	3,246	1,752	332	456	1,481	1,256
Expected return on plan assets	(2,993)	(1,513)	–	–	(1,322)	(1,061)
Amortization of prior service benefit	–	–	(191)	–	–	–
Amortization of net loss/(gain)	795	517	(86)	(68)	(67)	109
Net periodic benefit cost	$1,086	$794	$440	$847	$2,200	$2,373

10	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

In August 2008, we made a number of amendments to our U.S. postretirement benefit plan effective January 1, 2009. These amendments included the elimination of dental and life insurance benefits, medical benefit cost sharing changes for pre-65 retirees, and the elimination of medical coverage for employees who retire after December 31, 2010. We recorded a curtailment gain of $2,733 in selling, general and administrative expenses in the statement of operations for the three months ended September 27, 2008 as a result of these amendments.

We expect to contribute $13,734 to the U.S. pension plan, $525 to the U.S. postretirement benefit plan and $1,454 to the foreign retirement plans in 2008. As of September 27, 2008, we made contributions of $12,634, $408, and $1,125 to the U.S. pension plan, the U.S. postretirement benefit plan and the foreign retirement plans, respectively.

12.  COMPREHENSIVE INCOME

The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net income	$39,673	$36,262	$112,530	$91,334
Other comprehensive loss:
Change in additional pension liability adjustments, net of tax	1,698	665	497	746
Change in net unrealized (loss) gain on cash flow hedges, net of tax	(253)	(742)	253	(479)
Change in net realized gain (loss) on cash flow hedges, net of tax	203	(117)	(797)	(110)
Net realized (loss) gain on cash flow hedges reclassified to earnings, net of tax	(80)	75	892	75
Foreign currency translation adjustments, net of tax	(6,056)	(5,734)	(11,788)	(5,892)
Other comprehensive loss	(4,488)	(5,853)	(10,943)	(5,660)
Total comprehensive income	$35,185	$30,409	$101,587	$85,674

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. We have not opted to apply the fair value option to any of our financial assets or liabilities in the three and nine months ended September 27, 2008.

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

Our valuation techniques are based on both observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1:	Quoted prices for identical instruments in active markets.

Level 2:	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Instruments whose significant value drivers are unobservable.

Financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2008 are summarized below:

	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents	$4,420	$–	$–	$4,420
Derivatives	$–	$2,849	$–	$2,849
Marketable securities¹	$1,005	$–	$–	$1,005
Liabilities
Derivatives	$–	$1,229	$–	$1,229
Deferred compensation²	$7,682	$–	$–	$7,682

¹	Relates to investments in marketable securities associated with certain of our non-qualified deferred compensation plans, which are included in Other assets.
²	Relates to our obligations to pay benefits under certain of our non-qualified deferred compensation plans, which are included in Other liabilities.

14.  COSTS ASSOCIATED WITH EXIT ACTIVITIES

On September 10, 2008, we took actions to optimize the performance of our global supply chain and reduce our cost structure to improve operational efficiency. These actions were partly in response to current market conditions that caused revenue declines in our Bioprocess Division. These actions were also part of our long term strategy to further improve the efficiency of our global supply chain, primarily through consolidation of our manufacturing locations. In total, we expect to incur charges of approximately $29,000 related to these activities. We expect to record approximately $13,000 for employee separation and retention costs. We expect to record approximately $3,000 in lease termination costs at the date we cease to use affected facilities. Other charges consist principally of consulting and facility transition costs of approximately $8,000 and non-cash charges for accelerated depreciation of approximately $5,000. We expect to complete these activities by the end of 2010.

12	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

The following table summarizes expected, incurred and remaining costs associated with these actions at September 27, 2008:

	Severance and Retention Costs	Facility Exit and Lease Termination Costs	Accelerated Depreciation	Other Costs	Total
Expected costs	$12,593	$3,174	$5,367	$8,437	$29,571
Costs incurred – three months ended September 27, 2008	(4,401)	–	(295)	(821)	(5,517)
Remaining costs at September 27, 2008	$8,192	$3,174	$5,072	$7,616	$24,054

The following table summarizes the accrual balances and utilization by cost type associated with these actions at September 27, 2008:

	Severance and Retention Costs	Facility Exit and Lease Termination Costs	Accelerated Depreciation	Other Costs	Total
Expense	$4,401	$–	$295	$821	$5,517
Payments/utilization	(229)	–	(295)	(821)	(1,345)
Foreign currency translation	21	–	–	–	21
Balance at September 27, 2008	$4,193	$–	$–	$–	$4,193

During the three months ended September 27, 2008, we recorded costs associated with these exit activities in our statement of operations of $4,977, $340, and $200 in cost of sales, selling, general and administrative expenses and research and development expenses, respectively.

We account for costs associated with exit activities in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”, SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

15.  CONTINGENCIES

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

16.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method. However, SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects: acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also follow the provisions of SFAS No. 141(R). Early adoption of the provisions of SFAS No. 141(R) is not permitted.

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

In December 2007, the EITF reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties, and amounts due from or owed to other participants under the collaborative arrangements. We have concluded that EITF 07-1 will have no impact on our consolidated financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended, through additional qualitative

14	MILLIPORE FORM 10-Q

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 clarifies that convertible debt instruments that may be settled in cash (including partial cash settlement upon conversion) are not addressed by Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt Issued with Stock Purchase Warrants”. FSP 14-1 requires issuers of such convertible debt instruments to allocate the proceeds to a liability component, issued at a discount, and an equity component. The portion allocated to the equity component would be recorded as a discount on the debt which would be amortized over the period the convertible debt is expected to be outstanding. FSP 14-1 changes the accounting treatment for our of 3.75% convertible senior notes that were issued in June 2006. This change in accounting principle will result in increased non-cash interest expense and will impact the presentation of our convertible senior notes in the consolidated financial statements. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented. We estimate that, upon adoption of the provisions of FSP 14-1, $483,747 of the $565,000 total principal amount of our 3.75% convertible senior notes will be allocated to the liability component, which represents the estimated fair value of similar debt instruments without the conversion option as of the date of issuance. The remaining $81,253 will be reclassified as additional paid-in capital and discount on debt, respectively. The debt discount of $81,253 will be amortized to interest expense over the five and one-half year period from June 1, 2006 to December 1, 2011, which represents the expected life of the instrument. Additionally, upon adoption, approximately $1,943 of deferred financing costs capitalized at the time of issuance will be reclassified to equity as equity issuance costs and will not be amortized to interest expense.

MILLIPORE FORM 10-Q	15

PART I

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007. Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The third fiscal quarters of 2008 and 2007 ended on September 27, 2008 and September 29, 2007, respectively.

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

The following table sets forth revenues derived from the Bioprocess and Bioscience divisions as a percentage of our total revenues.

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Bioprocess	56%	57%	55%	58%
Bioscience	44%	43%	45%	42%
Total	100%	100%	100%	100%

16	MILLIPORE FORM 10-Q

PART I

The composition of our geographic revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Americas	41%	41%	38%	43%
Europe	42%	42%	44%	40%
Asia/Pacific	17%	17%	18%	17%
Total	100%	100%	100%	100%

The balance in our business portfolio between Bioprocess and Bioscience products and services as well as our global market reach allowed us to mitigate some of the sales weakness experienced by our Bioprocess Division during 2008.

Reported and organic growth rates by division, as compared with the prior year, are summarized in the tables below.

	Bioprocess		Bioscience		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Reported growth	5%	8%	8%	19%	6%	12%
Less: Foreign currency translation	5%	4%	4%	4%	4%	4%
Organic growth	0%	4%	4%	15%	2%	8%

	Bioprocess		Bioscience		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Reported growth	2%	24%	13%	37%	7%	29%
Less: Foreign currency translation	6%	4%	7%	4%	7%	4%
Acquisitions	–	11%	–	24%	–	16%
Organic growth	(4)%	9%	6%	9%	0%	9%

Consolidated revenues of $395.0 million for the three months ended September 27, 2008 increased $23.8 million, or 6 percent, versus the prior year comparable period. The increase included a favorable foreign currency translation effect of 4 percent. Excluding the effect of foreign currency translation, consolidated revenues increased 2 percent during the three months ended September 27, 2008 versus the prior year comparable period as a result of improved business dynamics. Higher Bioscience revenues were attributable to growth of our profitable laboratory water and drug discovery products. This growth was offset by Bioprocess sales softness to some of our large biotechnology customers and weakening global economic conditions. Although we were encouraged by year-over-year sales growth in our North American Bioprocess business following four quarters of sales declines, we anticipate a full year sales decline primarily attributable to the North American softness earlier this year. Changes in product pricing did not have a significant effect on the year-over-year comparison.

Operating income for the three months ended September 27, 2008 of $59.8 million, representing 15 percent of revenue, increased $2.4 million, or 4 percent, versus the prior year comparable period and was primarily caused by our revenue growth. The favorable effect of continued discretionary spending control was offset by additional costs associated with our efforts to reorganize and streamline our operations.

MILLIPORE FORM 10-Q	17

PART I

Diluted earnings per share (“EPS”) of $0.71 in the three months ended September 27, 2008 increased $0.05 from the prior year comparable period primarily attributable to lower interest expense as we continue to pay down our debt with the improved level of operating cash flow we generated and higher operating income.

We generated $188.8 million of operating cash flows for the nine months ended September 27, 2008, which was an increase of $44.5 million, or 31 percent, versus the prior year comparable period. Operating cash flow generation in the nine months ended September 27, 2008 was driven by our higher operating results. During the nine months ended September 27, 2008, we repaid $127.2 million of our debt. We will continue to focus on operating cash flow generation, which we expect to use to further reduce our debt.

On September 10, 2008, we announced the second phase of our global supply chain initiative. The first phase of this program was announced in 2004 and will be completed by the end of 2009. We expect the second phase will enable us to further optimize the performance of our global supply chain and reduce our cost structure to improve operational efficiency. This program was partly in response to market conditions that caused revenue declines in our Bioprocess Division. This program was also part of our long term strategy to further improve the efficiency of our global supply chain, primarily through consolidation of our manufacturing locations. We expect to incur total charges of approximately $29 million related to these activities. These charges include approximately $13 million for employee separation and retention costs, approximately $3 million in lease termination costs at the date we cease to use affected facilities, approximately $8 million of consulting and facility transition costs, and approximately $5 million of non-cash charges for accelerated depreciation. We anticipate future annual savings of approximately $11 to $15 million related to this initiative and expect to complete these activities by the end of 2010.

Results of Operations

REVENUES

Net sales and the percent of sales growth by division, as compared with the prior year, is summarized in the table below.

	Three Months Ended			Nine Months Ended
($ in millions):	September 27, 2008	September 29, 2007	Growth	September 27, 2008	September 29, 2007	Growth
Bioprocess	$220.9	$210.5	5%	$667.3	$651.6	2%
Bioscience	174.1	160.7	8%	538.1	474.7	13%
Total	$395.0	$371.2	6%	$1,205.4	$1,126.3	7%

Net sales and the percent of sales growth by geography, as compared with the prior year, is summarized in the table below.

	Three Months Ended			Nine Months Ended
($ in millions):	September 27, 2008	September 29, 2007	Growth	September 27, 2008	September 29, 2007	Growth
Americas	$159.9	$151.4	6%	$459.5	$484.7	(5)%
Europe	166.7	157.4	6%	527.3	453.2	16%
Asia/Pacific	68.4	62.4	10%	218.6	188.4	16%
Total	$395.0	$371.2	6%	$1,205.4	$1,126.3	7%

18	MILLIPORE FORM 10-Q

PART I

Bioprocess Division

Bioprocess revenues of $220.9 million for the three months ended September 27, 2008 increased $10.4 million, or 5 percent, versus the prior year comparable period. All of the increase was attributable to a favorable foreign currency translation effect of 5 percent. Adjusting for this item, Bioprocess revenues were flat in the three months ended September 27, 2008. Increased sales of our process monitoring tools products and upstream bioprocessing products were offset by lower sales of our downstream bioprocessing products. Our process monitoring tools products are sold to a diverse customer base, some of which have not been adversely affected by the sales softness we are experiencing with our large biotechnology customers. The growth in our upstream bioprocessing products was primarily attributable to higher sales of our Ex-Cyte product, which was the result of production campaigns of certain monoclonal antibodies. Higher Ex-Cyte sales were offset by declines in other cell culture supplement products. Lower sales of our downstream bioprocessing products were caused by continued lower spending by some of our largest biotechnology customers and weakening global economic conditions.

From a geographic perspective, revenues for the three months ended September 27, 2008 in the Americas, Europe and Asia/Pacific were $90.2 million, $102.6 million, and $28.1 million, respectively, and revenues for the three months ended September 29, 2007 for the Americas, Europe and Asia/Pacific were $84.5 million, $99.1 million, and $26.9 million, respectively. Excluding the favorable foreign currency translation effect, revenues in the Americas, Europe and Asia/Pacific increased $5.2 million, decreased $3.8 million, and decreased $0.4 million, respectively, in the three months ended September 27, 2008 over the prior year comparable period. The increase in Americas was primarily the result of resumed demand for our downstream bioprocessing products. The decrease in Europe was primarily driven by a decrease in downstream bioprocessing products as some large customers delayed their expansion plans and reduced their purchases in response to the slowing economy in the region. The decrease in Asia/Pacific was primarily driven by the decline of product sales in India, also attributable to weakening economic conditions.

Bioprocess revenues of $667.3 million for the nine months ended September 27, 2008 increased $15.7 million, or 2 percent, from the prior year comparable period. The increase included a favorable foreign currency translation effect of 6 percent. Adjusting for this item, Bioprocess revenues declined 4 percent in the nine months ended September 27, 2008. The nine month revenue decrease was primarily attributable to lower sales of certain downstream bioprocessing products used in biopharmaceutical manufacturing. These decreases were primarily the result of a decline in sales to a handful of our largest North American biotechnology customers that began in the second half of 2007. We have experienced significantly lower sales of our downstream bioprocessing products to these customers, which was caused by their reduced rate of monoclonal antibody production and the reduction of their inventories since the third quarter of 2007. Bioprocess revenues were also adversely affected by fewer approvals of new biologic drugs in recent quarters. New biologic drug approvals are a significant driver of our Bioprocess revenue growth. Despite the recent lower demand, we believe the overall biotechnology industry remains healthy. This is evidenced by the growth in a number of new biologic drugs and vaccines and continued investments in new biologic facilities and biotechnology companies.

From a geographic perspective, revenues for the nine months ended September 27, 2008 in the Americas, Europe and Asia/Pacific were $253.4 million, $324.0 million, and $89.9 million, respectively, and revenues for the nine months ended September 29, 2007 in the Americas, Europe and Asia/Pacific were $288.8 million, $283.0 million, and $79.8 million, respectively. Excluding the favorable foreign currency translation effect, revenues in the Americas, Europe and Asia/Pacific decreased $36.9 million, increased $6.9 million, and increased $1.9 million, respectively, in the nine months ended September 27, 2008 over the prior year comparable period. The decrease in the Americas was primarily attributable to the lower sales to a handful of our largest biotechnology customers in the first half of 2008 over the prior year comparable period. The increase in Europe was primarily driven by sales of our process monitoring tools products and our

MILLIPORE FORM 10-Q	19

PART I

upstream bioprocessing products. The increase in Asia/Pacific was primarily driven by strong sales of downstream bioprocessing products in Japan earlier in the year.

Bioscience Division

Bioscience revenues of $174.1 million for the three months ended September 27, 2008 increased $13.4 million, or 8 percent, versus the prior year comparable period. The increase included a favorable foreign currency translation effect of 4 percent. Adjusting for this item, Bioscience revenues grew 4 percent. This growth was led by strong sales of laboratory water and drug discovery products and services. Successful new product introductions, execution of our sales and marketing initiatives, and continued expansion of our new e-commerce business platform all contributed to the revenue growth. The successful launch of the Milli-Q platform in the past two years by our laboratory water business unit continued to contribute to strong performance and we expect this product platform to continue to drive growth through the remainder of the year. We also continued to expand our laboratory water customer base in the clinical market and to expand our service offering. Our drug discovery products grew primarily through sales of our biomarker and immunoassay products and services as well as our biopharmaceutical services. Sales of our life science business unit’s biotools products also contributed to the revenue growth, which was driven by higher sales of analytical sample preparation, cell biology and molecular biology products. We expect these trends to continue for the remainder of 2008.

From a geographic perspective, revenues for the three months ended September 27, 2008 in the Americas, Europe, and Asia/Pacific were $69.7 million, $64.1 million, and $40.3 million, respectively, and revenues for the three months ended September 29, 2007 in the Americas, Europe, and Asia/Pacific were $66.9 million, $58.3 million, and $35.5 million, respectively. Excluding the favorable foreign currency translation effect, revenues in the Americas, Europe, and Asia/Pacific increased $2.2 million, $1.3 million, and $2.5 million, respectively, in the three months ended September 27, 2008 over the prior year comparable period. The increase in the Americas was primarily the result of the increased sales of our laboratory water and drug discovery products. The increase in Europe was primarily the result of stronger sales of laboratory water products. The growth in Asia/Pacific was primarily attributable to strong sales of laboratory water and life science products.

Bioscience revenues for the nine months ended September 27, 2008 increased $63.4 million, or 13 percent. The revenue increase for the nine months ended September 27, 2008 included a 7 percent favorable effect from changes in foreign currency rates, versus the prior year comparable period. Adjusting for this item, Bioscience revenues grew 6 percent, which was primarily driven by continued strong demand for our laboratory water and drug discovery products and services. Successful product introductions in the past three years also contributed to this growth.

From a geographic perspective, revenues for the nine months ended September 27, 2008 in the Americas, Europe, and Asia/Pacific were $206.1 million, $203.3 million, and $128.7 million, respectively, and revenues for the nine months ended September 29, 2007 in the Americas, Europe, and Asia/Pacific were $195.9 million, $170.2 million, and $108.6 million, respectively. Excluding the favorable foreign currency translation effect, revenues in the Americas, Europe, and Asia/Pacific increased $8.1 million, $12.3 million, and $8.9 million, respectively, in the nine months ended September 27, 2008 over the prior year comparable period. The increases in the Americas were primarily attributable to the strength of our laboratory water and our drug discovery products. The increases in Europe and Asia/Pacific were primarily the result of strong sales of our laboratory water products while life science and drug discovery products also contributed to the growth in these geographies.

20	MILLIPORE FORM 10-Q

PART I

GROSS PROFIT MARGIN

	Three Months Ended		Nine Months Ended
($ in millions):	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Gross profit	$209.2	$202.0	$647.5	$592.3
Gross profit margin	53%	54%	54%	53%

Gross profit increased $7.2 million, or 4 percent, and $55.2 million, or 9 percent, in the three and nine months ended September 27, 2008, respectively, versus the prior year comparable periods. Gross profit margin for the three months ended September 27, 2008 decreased slightly to 53% from 54% for the prior year comparable period. This decrease was primarily attributable to costs associated with our global supply chain initiative. The primary drivers of the increase in gross profit margin in the nine months ended September 27, 2008 were an improved business mix as a result of higher Bioscience revenues with higher gross profit margins, lower sales of large Bioprocess systems and chromatography media products with lower gross profit margins, and the absence of Serologicals business acquisition inventory fair value adjustments.

Amortization of acquired intangible assets remained consistent at $2.4 million and $7.1 million, in the three and nine months ended September 27, 2008, respectively, versus the prior year comparable periods. We expect 2008 full year amortization affecting gross profit to be approximately $9.5 million.

We exited the last manufacturing facility pursuant to our 2005 manufacturing consolidation strategy earlier this year which represented the first phase of our global supply chain initiative. In September 2008, we announced the second phase of our global supply chain initiative, which is part of our long term strategy to further improve the efficiency of our global supply chain. We incurred charges associated with this initiative of $5.8 million and $9.7 million (primarily employee separation costs, facility closure costs, and accelerated depreciation) for the three and nine months ended September 27, 2008, respectively, and $2.5 million and $9.7 million, for the three and nine months ended September 29, 2007, respectively. We expect to incur an additional $9.0 million of costs related to this initiative in 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions):	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Selling, general and administrative expenses	$124.0	$118.1	$384.0	$364.0
Percentage of net sales	31%	32%	32%	32%

Selling, general and administrative (“SG&A”) expenses increased $5.9 million, or 5 percent, and $20.0 million, or 5 percent, in the three and nine months ended September 27, 2008, respectively, versus the prior year comparable periods. The primary drivers of the higher SG&A expenses were employee separations associated with our ongoing efforts to streamline operations and increased employee related costs in the three and nine months ended September 27, 2008. These costs were partially offset by a curtailment gain of $2.7 million related to amendments to our U.S. postretirement benefits plan. Amortization expense related to acquired intangible assets affecting SG&A was $13.5 million and $40.4 million in the three and nine months ended September 27, 2008, respectively, versus $12.2 million and $36.6 million in the prior year comparable periods. We expect 2008 full year amortization of intangible assets affecting SG&A to be approximately $53.9 million as compared with $48.9 million in 2007.

MILLIPORE FORM 10-Q	21

PART I

RESEARCH AND DEVELOPMENT EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions):	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Research and development expenses	$25.4	$26.5	$76.6	$79.9
Percentage of net sales	6%	7%	6%	7%

Research and Development (“R&D”) expenses decreased $1.1 million, or 4 percent, and decreased $3.3 million, or 4 percent, in the three and nine months ended September 27, 2008, respectively, versus the prior year comparable periods. The decreases were primarily the result of the timing of project spending. Our strategy is to enhance our internal R&D capabilities through technology collaborations and license arrangements with third parties. We expect R&D expenses to remain approximately at 6 to 7 percent of net sales for the remainder of 2008.

INTEREST INCOME/EXPENSE

	Three Months Ended		Nine Months Ended
($ in millions):	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Interest income	$0.2	$0.4	$0.6	$1.2
Interest expense	$13.9	$16.5	$43.6	$49.6
Weighted average interest rate on debt during the period	4.65%	4.75%	4.60%	4.63%

Interest expense decreased $2.6 million, or 16 percent, and $6.0 million, or 12 percent, for the three and nine months ended September 27, 2008, respectively, versus the prior year comparable periods. The decrease was primarily the result of lower overall debt balances as we continued to repay our debt. Our revolving credit facility is comprised of floating rate borrowings based on U.S. and Euro LIBOR. Increases or decreases in these rates would cause increases or decreases to our interest expense, respectively.

PROVISION FOR INCOME TAXES

	Three Months Ended		Nine Months Ended
($ in millions):	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Provision for income taxes	$5.7	$4.1	$28.5	$5.6
Effective income tax rate	12.4%	10.0%	19.8%	5.7%

The higher current year effective tax rate was caused by a shift in the jurisdictional mix of our profits to higher tax rate jurisdictions and less reversals of previously unrecognized tax benefits.

During the three and nine months ended September 27, 2008, we recorded $1.2 million of previously unrecognized tax benefits as a result of statute of limitations closures. We also reversed the valuation allowance related to R&D credits amounting to $0.8 million as a result of a tax law change in the United States during the three months ended September 27, 2008. During the three and nine months ended September 29, 2007, we recorded $2.8 million and $11.9 million, respectively, of previously unrecognized tax benefits as a result of statute of limitations closures. Over the next 12 months, we may need to record up to $3.0 million of previously unrecognized tax benefits in the event of favorable resolution of tax audits and statute of limitations closures.

22	MILLIPORE FORM 10-Q

PART I

On October 3, 2008, President Bush signed into law the Tax Extender and Alternative Minimum Tax Relief Act of 2008, which extended R&D tax credits (the “Research Credit”) until December 31, 2009. Since the law was signed after the end of our third quarter, a full year Research Credit will be reflected in our fourth quarter tax provision. On a full year basis, including the full year Research Credit, we expect our effective income tax rate to be approximately 19 percent.

NET INCOME AND DILUTED EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
($ in millions, except per share data):	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net income	$39.7	$36.3	$112.5	$91.3
Diluted earnings per share	$0.71	$0.66	$2.02	$1.66

Net income increased $3.4 million, or 9 percent, and $21.2 million, or 23 percent, for the three and nine months ended September 27, 2008, respectively, versus the prior year comparable periods. The increase was primarily the result of higher 2008 operating income and lower interest expense, which was partially offset by the higher effective tax rate.

Diluted earnings per share increased $0.05, or 8 percent, and $0.36, or 21 percent, for the three and nine months ended September 27, 2008, respectively, versus the prior year comparable periods. The increase was the result of the reasons discussed above.

Capital Resources and Liquidity

The following table shows information about our capitalization as of the dates indicated:

(In millions, except ratio amounts)	September 27, 2008	December 31, 2007
Cash and cash equivalents	$23.1	$36.2
Total debt	1,118.0	1,265.3
Total capitalization (debt plus equity)	2,387.1	2,401.9
Debt to total capitalization	46.8%	52.7%

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, investments in businesses, product development, employee benefit plans, and debt service. Our primary sources of liquidity are cash flows generated from our operations and borrowings under our revolving credit facility. Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products, our ability to integrate acquisitions, deterioration in certain financial ratios, and macroeconomic changes in general.

Recent distress in the global economy has had an adverse impact on financial market activities including, among other things, volatility in security prices, diminished liquidity and credit availability, and declining valuations of certain investments. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position, results of operations, or liquidity during the first nine months of 2008. There can be no assurance, however, that changing circumstances will not affect our future financial position, results of operations, or liquidity.

MILLIPORE FORM 10-Q	23

PART I

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt agreement, debt to capitalization levels, and our current credit standing. Our credit ratings are reviewed regularly by major debt rating agencies such as Standard & Poor’s and Moody’s Investors Service. Our senior unsecured notes are rated BBB by Standard & Poor’s and Ba2 by Moody’s Investors Service and our revolving credit facility is rated BBB and Baa2 by Standard and Poor’s and Moody’s Investors Service, respectively. Our senior convertible notes are rated BB- by Standard & Poor’s and have not been rated by Moody’s Investors Service. Subsequent to September 27, 2008, Moody’s and Standard and Poor’s reaffirmed their ratings on our various credit obligations.

We believe our future operating cash flows will be sufficient to meet our operating and investing cash needs. Furthermore, availability of additional borrowings under our revolving credit facility and our ability to obtain equity financing provide additional sources of liquidity should they be required.

In the nine months ended September 27, 2008, we continued our focus on debt repayment. We will continue to maintain our cash balances at a level that reflects the operating needs of our international subsidiaries in which we conduct our business. We have transferred, and will continue to transfer, cash between our subsidiaries to pay down our debt when it is cost effective to do so. These cash balances are generally available without legal restrictions to fund ordinary business operations. However, the repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences.

CASH FLOWS

The following table summarizes our sources and uses of cash over the periods indicated:

	Nine Months Ended
($ in millions)	September 27, 2008	September 29, 2007
Net cash provided by operating activities	$188.8	$144.4
Net cash used for investing activities	$(89.7)	$(71.5)
Net cash used for financing activities	$(112.6)	$(130.4)
Net decrease in cash and cash equivalents	$(13.1)	$(53.1)

OPERATING CASH FLOWS

Cash provided by operating activities was $188.8 million for the nine months ended September 27, 2008 and was primarily attributable to our net income of $112.5 million, non-cash adjustments for depreciation and amortization expenses of $98.7 million, stock-based compensation expense of $16.9 million, and other non-cash expenses of $11.7 million. These factors were partially offset by an increase in our working capital of $51.1 million. The increase in our working capital from December 31, 2007 to September 27, 2008 was primarily attributable to increases in accounts receivable of $12.1 million due to the timing of customer payments, and increases in inventories of $7.4 million due to decreased customer demand related primarily to our Bioprocess Division products. The working capital increase was also caused by a decrease in accounts payable of $19.0 million, primarily attributable to the timing of vendor payments, a decrease in other liabilities of $10.1 million, primarily attributable to payments to increase the funding levels of our retirement plans as well as a decrease in income taxes payable of $9.0 million.

Days supply in inventory remained flat at 138 days at September 27, 2008 compared with 138 days at December 31, 2007. Days supply in inventory was 149 days at September 29, 2007. The decrease from September 29, 2007 is primarily the result of our focus on reducing inventory balances. Days sales outstanding in ending accounts receivable was 71

24	MILLIPORE FORM 10-Q

PART I

days at September 27, 2008 compared to 67 days at December 31, 2007 and 72 days at September 29, 2007. The increase in days sales outstanding from December 31, 2007 was attributable to the timing of customer payments and the geographic mix of our accounts receivable balances in Europe and Asia, which generally have longer payment terms than in the U.S.

INVESTING CASH FLOWS

Cash used for investing activities was $89.7 million during the nine months ended September 27, 2008. We paid $52.7 million for capital expenditures, $32.3 million for the settlement of derivative transactions, and $4.8 million for the acquisition of various technology and distribution rights. We expect our full year 2008 capital expenditures to be approximately $80.0 million.

FINANCING CASH FLOWS

Cash used for financing activities was $112.6 million during the nine months ended September 27, 2008. Net repayments under our revolving credit facility amounted to $127.7 million. Debt reduction is the primary use for the free cash flow (defined as net cash provided by operations less additions to property, plant and equipment) we generate. Additionally, we received proceeds of $16.4 million from the issuance of common stock under our stock plans and paid dividends of $1.7 million to our joint venture partner during the nine months ended September 27, 2008.

FINANCING COMMITMENTS

Short-term debt

Short-term debt at September 27, 2008 and December 31, 2007 consisted of borrowings under our operating bank facilities.

Long-term debt

Revolving credit facility

At September 27, 2008, we had a commitment under our revolving credit agreement amounting to €465.0 million, or $679.6 million. At September 27, 2008, we had €339.5 million or $496.2 million, available for borrowing under the credit agreement. This credit agreement expires on June 6, 2011.

We are required to maintain certain leverage and interest coverage ratios set forth in the revolving credit agreement. As of September 27, 2008, we were compliant with all financial covenants specified in the revolving credit agreement. The agreement also includes limitations on our ability to incur additional indebtedness; to merge, consolidate, or sell assets; to create liens; and to make payments in respect of capital stock or subordinated debt, as well as other customary covenants and representations.

The following table summarizes the financial covenant requirements as of September 27, 2008 and thereafter and our compliance with these covenants as of September 27, 2008:

Covenant	Requirement	Actual at September 27, 2008
Maximum leverage ratio	3.50:1.0	2.71:1.0
Minimum interest coverage ratio	3.50:1.0	6.87:1.0

MILLIPORE FORM 10-Q	25

PART I

As of September 27, 2008, we had borrowings under our revolving credit facility of €125.5 million, or $183.4 million. The borrowings were classified as long-term debt because of our ability and intent to continuously refinance such borrowings. For the three and nine months ended September 27, 2008, the weighted average interest rate for the revolving credit facility was 4.82 percent and 4.58 percent, respectively.

3.75% convertible senior notes due 2026

In June 2006, we issued $565.0 million in aggregate principal amount of 3.75 percent convertible senior notes in a private placement offering.

5.875% senior notes due 2016

In June 2006, we issued €250.0 million, or $365.4 million, in aggregate principal amount of 5.875 percent senior notes.

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

26	MILLIPORE FORM 10-Q

PART I

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method. However, SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects: acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also follow the provisions of SFAS No. 141(R). Early adoption of the provisions of SFAS No. 141(R) is not permitted.

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

MILLIPORE FORM 10-Q	27

PART I

interests of the parent and its noncontrolling interest. Although we are currently evaluating the effect that SFAS No. 160 may have on our consolidated financial statements we do not anticipate that SFAS No. 160 will have a significant impact on our financial position or results of operations.

In December 2007, the EITF reached consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties, and amounts due from or owed to other participants under the collaborative arrangements. We have concluded that EITF 07-1 will have no impact on our consolidated financial statements upon adoption.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 clarifies that convertible debt instruments that may be settled in cash (including partial cash settlement upon conversion) are not addressed by Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt Issued with Stock Purchase Warrants”. FSP 14-1 requires issuers of such convertible debt instruments to allocate the proceeds to a liability component, issued at a discount and an equity component. The portion allocated to the equity component would be recorded as a discount on the debt which would be amortized over the period the convertible debt is expected to be outstanding. FSP 14-1 changes the accounting treatment for our 3.75% convertible senior notes that were issued in June 2006. This change in accounting principle will result in increased non-cash interest expense and will impact the presentation of our convertible senior notes in the consolidated financial statements. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented. We estimate that, upon adoption of the provisions of FSP 14-1, $483.7 million of the $565.0 million total principal amount of our 3.75% convertible senior notes will be allocated to the liability component, which represents the estimated fair value of similar debt instruments without the conversion option as of the date of issuance. The remaining $81.3 million will be reclassified as additional paid-in capital and discount on debt, respectively. The debt discount of $81.3 million will be amortized to interest expense over the five and one-half year period from June 1, 2006 to December 1, 2011, which represents the expected life of the instrument. Additionally, upon adoption, approximately $1.9 million of deferred financing costs capitalized at the time of issuance will be reclassified to equity as equity issuance costs and will not be amortized to interest expense.

28	MILLIPORE FORM 10-Q

PART I

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

Foreign Currency Exchange Rate Risk

At December 31, 2007, we held foreign exchange forward contracts to hedge the foreign exchange risk related to U.S. Dollar borrowings in a European subsidiary, and an intercompany Euro receivable balance in the U.S. As of December 31, 2007, these forward exchange contracts had an aggregate U.S. dollar equivalent notional amount of $291.9 million and an aggregate U.S. dollar equivalent fair value of a net loss of $5.7 million. During April 2008, we repaid the U.S. Dollar borrowings in Europe and the Euro intercompany balance by increasing Euro-based revolver borrowings in Europe, and settled the related forward exchange contracts. The net realized losses on the settlement of the forward exchange contracts were substantially offset by foreign exchange gains on the repayment of the debt, which resulted in a net loss of $0.4 million in the nine months ended September 27, 2008.

ITEM 4.  CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the quarter ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

MILLIPORE FORM 10-Q	29

PART II

ITEM 6.   EXHIBITS

a. Exhibits Filed or Furnished Herewith.

Exhibits Filed Herewith

10.1	Form of Nonqualified Stock Option Grant to Executive Officers and other employees under 2008 Stock Incentive Plan

10.2	Form of Restricted Stock Unit Grant to Executive Officers and other employees under 2008 Stock Incentive Plan

10.3	Form of Nonqualified Stock Option Grant for Nonemployee Directors under 2008 Stock Incentive Plan

10.4	Form of Restricted Stock Unit Award Document to Nonemployee Directors under 2008 Stock Incentive Plan

10.5	Form of letter agreement with directors relating to the deferral of directors’ cash compensation

31.1	Certification of Chief Executive Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits Furnished Herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

30	MILLIPORE FORM 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLIPORE CORPORATION

	Signature	Title	Date

By:	/S/ CHARLES F. WAGNER, JR. Charles F. Wagner, Jr.	Vice President and Chief Financial Officer (on behalf of the registrant as its Principal Financial Officer)	November 5, 2008

By:	/S/ ANTHONY L. MATTACCHIONE Anthony L. Mattacchione	Vice President, Corporate Controller and Chief Accounting Officer (on behalf of the registrant as its Principal Accounting Officer)	November 5, 2008

MILLIPORE FORM 10-Q	31

Exhibit Index

Exhibit Number	Exhibit Title

10.1	Form of Nonqualified Stock Option Grant to Executive Officers and other employees under 2008 Stock Incentive Plan

10.2	Form of Restricted Stock Unit Grant to Executive Officers and other employees under 2008 Stock Incentive Plan

10.3	Form of Nonqualified Stock Option Grant for Nonemployee Directors under 2008 Stock Incentive Plan

10.4	Form of Restricted Stock Unit Award Document to Nonemployee Directors under 2008 Stock Incentive Plan

10.5	Form of letter agreement with directors relating to the deferral of directors’ cash compensation

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	MILLIPORE FORM 10-Q