Form 10-K
period 2008-12-31
MILLIPORE CORP /MA
filed 2009-02-27
CIK 66479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer    ☐ Accelerated filer    ☐ Non-accelerated filer    ☐ Smaller reporting company

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock on June 28, 2008, the last business day of its most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $2,935,457,344. Shares of Common Stock held by each executive officer and director and by each person known to beneficially own more than 5 percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 17, 2008, 55,395,777 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Definitive Proxy Statement for the 2009 Annual Meeting	Incorporated into Form 10-K Part III

MILLIPORE FORM 10-K 2008	1

PAGE
PART I	3	ITEM 1	Business

	17	ITEM 1A	Risk Factors

	27	ITEM 1B	Unresolved Staff Comments

	27	ITEM 2	Properties

	27	ITEM 3	Legal Proceedings

	27	ITEM 4	Submission of Matters to a Vote of Security Holders

PART II	30	ITEM 5	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

	31	ITEM 6	Selected Financial Data

	32	ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	57	ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk

	58	ITEM 8	Financial Statements and Supplementary Data

	102	ITEM 9	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

	102	ITEM 9A	Controls and Procedures

	102	ITEM 9B	Other Information

PART III	103	ITEM 10	Directors, Executive Officers and Corporate Governance

	103	ITEM 11	Executive Compensation

	103	ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	104	ITEM 13	Certain Relationships and Related Transactions and Director Independence

	104	ITEM 14	Principal Accountant Fees and Services

PART IV	105	ITEM 15	Exhibits and Financial Statement Schedules

SIGNATURES	109

In this Form 10-K, unless the context otherwise requires, the terms “Millipore”, the “Company”, “we” or “us” shall mean Millipore Corporation and its subsidiaries.

2	MILLIPORE FORM 10-K 2008

PART I

ITEM 1. BUSINESS

Summary

Millipore is a global leader in life science. We provide innovative products and services that help our academic, biotechnology and pharmaceutical customers advance their research, development, and production. They use our products and services to increase their speed and to improve their consistency while saving costs in laboratory applications and in biopharmaceutical manufacturing. With our extensive technical expertise and applications knowledge, we have the unique ability to engage in peer-to-peer discussions with scientists to help them confront challenging scientific and human health issues.

	FOUNDED	1954

	HEADQUARTERS	BILLERICA, MA

	INDUSTRY	LIFE SCIENCE TOOLS

	EMPLOYEES	5,900

	PRODUCTS	20,000

	CUSTOMERS	300,000

	2008 REVENUE	$1.6 BILLION

MILLIPORE FORM 10-K 2008	3

PART I

OUR BALANCED GROWTH PROFILE

Millipore has two operating divisions. Our Bioscience Division, which contributed approximately 45% of our 2008 revenues, improves laboratory productivity and work flows by providing innovative products and technologies for life science research. Our Bioprocess Division, which contributed approximately 55% of our 2008 revenues, helps pharmaceutical and biotechnology companies develop their manufacturing processes, optimize their manufacturing productivity, and ensure the quality of drugs.

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

PRODUCTION

Our products and expertise help biotechnology and pharmaceutical companies efficiently manufacture therapeutics, particularly biologic drugs, such as monoclonal antibodies, recombinant proteins and vaccines. Our products and expertise ensure the purity and safety of biologic drugs by removing contaminants such as viruses and bacteria and by providing tests so companies can monitor their manufacturing processes.

Our History

Millipore Corporation was formed as a Massachusetts corporation in 1954. During much of our history, we have developed and sold products based on our proprietary filtration and other separations technologies to a variety of industries. In 2001, we made a strategic decision to focus primarily on the life science markets. Beginning in 2005, we began implementing a new strategy that sharpened our focus on the fast growing biopharmaceutical manufacturing and life science research markets. During this time, we have made acquisitions to transform Millipore into a larger and more innovative company. These acquisitions expanded and improved the products and services we offer and complemented our brand, sales force, and customer relationships.

Our Strategy

Our corporate strategy is to selectively focus on the most attractive segments of the life science research and biopharmaceutical manufacturing markets where we can establish market leadership, generate the highest levels of growth, and drive competitive differentiation. We seek to leverage our industry leadership, applications expertise, and brand in these markets to deliver deep, innovative solutions that create superior performance and value for

4	MILLIPORE FORM 10-K 2008

PART I

our customers. Our strategy has been organized around the following objectives:

1	Strengthen our leadership position with biotechnology manufacturing customers by expanding our bioprocess product offerings

2	Establish Millipore as a strategic supplier in bioscience research markets by increasing our product breadth and expanding into new markets
3	Lead our industry in product quality and manufacturing effectiveness
4	Attract, retain and develop talented and motivated employees

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

RECENT DEVELOPMENTS

Launched many high-value, differentiated products.
—

Our Bioscience Division had a strong year of new product introductions highlighted by the launch of Milli-Q® Integral Water Purification System; the launch of its Milliplex™ MAP (multi-analyte profiling) portfolio in Drug Discovery; and the launch of its Snap i.d.™ protein detection system in our Life Science business.

—

Our Bioprocess Division continued to accelerate the market adoption of new products and launched innovative products such as Viresolve® Pro for viral clearance; ProSep® Ultra Plus, a new chromatography media that enables signficantly greater productivity than other products on the market; and Mobius® Mix 500, a mixing solution for the disposable manufacturing market.

Established new co-development partnerships to target large, fast-growing market opportunities.
—	Partnered with Guava Technologies to create new bench-top flow cytometry instruments and kits.

*	acquired in February 2009

MILLIPORE FORM 10-K 2008	5

PART I

	PRODUCT APPLICATIONS	CUSTOMERS

BIOSCIENCE DIVISION	LIFE SCIENCE DRUG DISCOVERY LAB WATER

  Research laboratories at academic institutions

  Research departments at biotechnology and
pharmaceutical companies

  Life science research companies

  Privately funded research laboratories

  Hospitals and clinical laboratories

  Clinical research organizations

  Environmental, industrial, and other analytical laboratories

BIOPROCESS DIVISION	UPSTREAM BIOPROCESSING DOWNSTREAM BIOPROCESSING PROCESS MONITORING	Biotechnology companies Pharmaceutical companies Contract drug manufacturers Beverage companies

We subsequently purchased Guava Technologies on February 20, 2009.
—	Partnered with Applikon Biotechnology to develop disposable bioreactor systems for biopharmaceutical applications.
Strengthened our website and e-business platform to facilitate better customer interaction and increase online sales.
Announced the second phase of our ongoing global supply chain initiative, which is focused on improving our profitability and increasing our operational excellence, by consolidating manufacturing locations, reducing customer service and distribution costs, improving our processes through lean six sigma initiatives, and reducing the number of our suppliers.

Our Customers

Almost all of our revenues are related to customers engaged in life science research or biopharmaceutical production. A small portion of our business is related to customers in the beverage, environmental, diagnostics, and other industries.

BIOSCIENCE CUSTOMERS

Our Bioscience Division serves hundreds of thousands of customers engaged in life science research. They conduct academic research, drug discovery and laboratory analysis at universities, biotechnology firms, pharmaceutical companies and other life science research laboratories worldwide. As a result, we have a significant amount of customer diversification within the bioscience research markets.

While the overall bioscience market is very broad, we do not seek to serve all segments of the market. For example, in the life science research market we focus primarily on scientists conducting research in cell biology, protein research, and drug discovery. These customers focus on applications such as stem cells, cell signaling and nuclear function, target identification, and compound screening. Our laboratory water and some laboratory filtration products are sold into many different types of research, analytical, and clinical laboratories worldwide and serve a more general, diverse customer base.

BIOPROCESS CUSTOMERS

Our Bioprocess Division serves biotechnology, pharmaceutical companies and beverage companies that develop, manufacture, and sell products for the diagnosis, prevention, and treatment of diseases.

These Bioprocess customers are engaged in the development, scale-up, manufacturing, and testing of therapeutic, vaccine, and diagnostic products, as well as a variety of healthcare and other products. Approximately half of the division’s revenues are attributable to customers developing biopharmaceutical drugs or vaccines.

6	MILLIPORE FORM 10-K 2008

PART I

OUR PRODUCT REVENUES FOR 2008

Although no single customer accounts for 10 percent or more of our sales, our Bioprocess Division has significantly higher customer concentration than our Bioscience Division.

Our Business

OVERVIEW

We compete in two related markets: life science research and biopharmaceutical manufacturing.

In response to demand for healthcare improvement and disease prevention, new therapeutic products and vaccines, particularly biologics based on recombinant proteins, are being developed, approved, and produced in growing numbers.

We have worldwide operations with a strong brand, global infrastructure, proprietary technologies, highly qualified sales force, highly skilled research and development teams and highly efficient manufacturing operations. We sell thousands of products, and we are continually developing and/or acquiring new proprietary products and technologies to advance our businesses. We believe we offer a balanced product mix that offers strong growth and profitability.

Most of our products are consumables that are used, disposed, and replaced, such as reagent kits or filtration cartridges. We derive a small portion of our revenue from hardware products including small benchtop laboratory water systems, large filtration systems, and other detection instruments.

In addition, we provide a variety of services, including drug target profiling and selectivity testing, microbial contamination testing, consulting, manufacturing process validation, and product maintenance services. Although service revenues represent a small percentage of our revenues, they have grown significantly because of strong market growth and the acquisition of service businesses.

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

MILLIPORE FORM 10-K 2008	7

PART I

Research organizations have come under increasing competitive and economic pressure to screen and identify possible new drugs with more speed and accuracy. In particular, the rapid growth in the development of new therapeutics has brought a heightened focus on protein research, including protein identification and characterization. Laboratory markets have also grown with the increase in concerns about new public health threats.

Our Bioscience Division serves major fields of life science research, including cellular biology, protein research, and drug discovery, which we believe are high-growth market segments. Researchers want reduced complexity in their experimental work flows, increased confidence in their scientific outcomes, and ongoing support during their experiments. Our bioscience strategy is to create products and services that span the entire work flow, by simplifying the work flow for researchers, offering consolidated and validated solutions, and providing the necessary support along the way.

We offer products to advance life science research in a wide variety of areas from neuroscience, infectious

OUR BIOSCIENCE STRATEGY IMPROVES SCIENTIFIC WORK FLOWS

disease, oncology, and metabolic disorders to stem cells, cell signaling, nuclear function, and chromatin biology.

Our Bioscience Division is organized around three specific market areas within the broad bioscience research market as described below.

Laboratory Water

18% of Company Revenues

All life science research starts with the use of purified water. Water purification systems are present in nearly every laboratory. Daily demand for purified water can range from a few liters to several thousand liters. We offer a wide selection of sophisticated bench-top laboratory water systems that ensure water purity for critical laboratory analysis and clinical testing. These bench-top systems provide the flexibility to produce the water quality needed for a variety of laboratory needs and applications.

Drug Discovery

5% of Company Revenues

We provide products and services that help pharmaceutical and biotechnology companies discover, evaluate, and prioritize potential drugs. A major challenge for our customers is to find promising drug candidates faster and then ensure that they will not generate unwanted or unexpected side effects in clinical trials or when they are commercially on the market. To improve the efficiency and economy of this research, we provide tools and services to identify disease targets and better understand how to improve the efficacy of drugs on targeted patient groups. In each case, the over-riding goal is the transformation of medical practice from a “diagnose and treat” model to one of “predict and prevent.”

When researchers identify potential drugs, they must evaluate which drugs are most likely to function effectively and safely in the human body. This complex task of prioritizing possible drugs requires that the drugs be profiled both for specificity and affinity for the specific target of interest, and for potential side effects.

The majority of new biotherapeutic targets are proteins, either newly discovered or those for which their function is better understood through recent research.

8	MILLIPORE FORM 10-K 2008

PART I

MILLIPORE BIOSCIENCE VALUE PROPOSITION
FASTER	INTEGRATED, PRE-VALIDATED KITS reduce the number of individual steps required CUSTOMIZED PRODUCTS (such as an antibody) fit the specific experiment
BETTER	BEST-IN-CLASS QUALITY PRODUCTS yield reliable and consistent results TARGETED SOLUTIONS meet researchers’ specific protocols

EASIER

MILLIPORE APPLICATION PROTOCOLS guide scientist through the experiment

EASY-TO-USE KITS ADDRESS SEVERAL STEPS in a combined format

SERVICES AND STAND-ALONE PRODUCTS fill any gaps in the experiment protocol

WORLD-CLASS CUSTOMER SUPPORT provides technical support on key experiments

We provide bulk reagents required to perform the complex analyses involved in prioritizing drug candidates through profiling for specificity and affinity for a target class of interest.

We also offer outsourced drug discovery profiling services to ascertain activity and safety for drug candidates. As an outsourcing partner to the world’s leading biotechnology and pharmaceutical firms, we offer an efficient, comprehensive service to profile molecules before the expensive and time consuming drug development process to treat cardiovascular, oncology, neurology, metabolic, and many other disorders.

Life Science

22% of Company Revenues

Our life science business is focused on serving the cell biology and protein research markets. All life science researchers conduct experiments on biological samples, such as cells, proteins, and nucleic acids. Most experiments follow a work flow protocol that requires the use of a broad range of research products, including consumable devices, reagents, kits, antibodies, and other molecular biology tools for purifying, preparing, or screening biological samples.

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

Our filtration devices and specialty membranes can be designed to accommodate the parameters of a wide variety of experiments. Our customized antibodies serve as biological markers that can be used to produce consistent and repeatable results, saving time and reducing costs.

Research scientists also outsource various services such as the development and production of custom antibodies, which we provide.

Life science researchers who study the structure and function of cells and proteins require innovative and high-quality biological reagents to conduct their experiments consistently. A reagent is a substance used to detect, quantify, produce, modify or otherwise manipulate a biological target. Millipore offers a wide range of biological reagents.

Kits enhance research productivity by combining in one box all the disposables, reagents, and protocols needed to reliably and reproducibly conduct a particular experiment. We offer a wide variety of kits that improve research productivity and efficiency.

MILLIPORE FORM 10-K 2008	9

PART I

BIOPHARMACEUTICAL MANUFACTURING MARKET

Industry Background

Our Bioprocess Division provides tools and services for the commercial production of bioengineered and pharmaceutical substances, including biologics, vaccines and other biotherapeutic products. Manufacturers of these products are under increasing competitive and economic pressure to:

maintain safety and quality
minimize process deviations
shorten production time
improve manufacturing productivity and yield
ensure security of supply
reduce costs

Manufacturing of therapeutics generally encompasses production of two broad categories of molecules, small molecule drugs and large molecule drugs. Small molecule therapeutics are primarily chemical compounds that are made through an organic or inorganic chemistry process. These are sometimes referred to as synthetic pharmaceuticals. Chemical or pharmaceutical companies manufacture these therapeutics and their active ingredients in bulk. Large molecule therapeutics are primarily protein-based biologics. These represent the fastest growing segment of the overall drug industry.

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

Industry sources predict that volumes of monoclonal antibodies and bioengineered vaccines will continue to grow substantially over the next five years. There are approximately 2,800 biologics in various stages of pre-clinical and clinical development, of which approximately 1,000 are monoclonal antibodies, approximately 600 are recombinant proteins, approximately 600 are bioengineered vaccines, and approximately 600 are other biologics. In addition, applications and approvals for biologics drug supplements, which address incremental indications for a previously approved biologic, are also on the rise. In contrast, growth in sales of small molecule pharmaceuticals is expected to be lower because of intense generic competition as the patents expire on the chemical compounds comprising the drugs. Synthetic pharmaceuticals, however, continue to constitute a significant percentage of all marketed therapeutic products and are manufactured in large volumes.

As the demand for marketed biologics and vaccines grows and new products and applications are approved, the market for products that facilitate and accelerate the identification, development and production of biologics and bioengineered vaccines is expanding.

Successfully bringing a biologic or a bioengineered vaccine to the market is a complex and lengthy process. It begins with extensive laboratory research and discovery; continues with years of development, clinical trials and scale-up of the manufacturing process; and culminates with establishing a manufacturing process that meets regulatory approvals and generates sufficient quantities of a safe and effective drug. Going from the initial research to full production scale cannot be achieved without increasingly effective cell culture and purification processes.

10	MILLIPORE FORM 10-K 2008

PART I

OUR BIOPROCESS STRATEGY IS TO ADD VALUE TO EVERY STEP IN THE MANUFACTURING PROCESS

We view the value chain of our bioprocess customers to include:

Process development and scale up
Upstream bioprocessing (the growth and expression of proteins in bioreactors)
Downstream purification and filtration (harvesting)
Compliance monitoring and testing

We believe we offer one of the industry’s broadest offerings for biopharmaceutical production. Additionally, we believe we are the only company to offer consumable products in both upstream and downstream bioprocessing. Our Bioprocess Division serves the breadth of this development and production process by targeting the three principal applications described below. The development of a customer’s process involves aspects from each of these three product categories.

Upstream Bioprocessing

5% of Company Revenues

Biologic products must be grown in living cells since they cannot be made chemically. We provide products and technologies that improve the ability of cells to efficiently produce proteins that ultimately become therapeutic drugs and vaccines.

The cells are grown in cell cultures held in large bioreactor or fermentation tanks of varying capacity. In order to achieve high protein concentrations, cells in the bioreactor require nutrients and supplements. As the cells grow and metabolize, they secrete into the cell culture medium the therapeutic protein that is then harvested, purified, and further processed.

To facilitate the manufacture of biologic drugs in mammalian cell cultures, we offer high-quality nutrients and supplements for these cultures. Our products include the leading branded fatty acid supplements, recombinant insulin, bovine serum albumin, and other growth factors that improve the ability of cells to produce proteins efficiently. We also offer unique gene expression technology which permits screening and isolation of highly productive cell lines much faster than conventional technologies. The technology enables our customers to more efficiently produce recombinant proteins in mammalian cells by generating higher protein yields. Today, some of our upstream products are derived using materials from animals. Many customers are increasingly demanding products that do not use animal-derived products. We are actively expanding our portfolio of animal-free cell culture supplements. In 2007, we formed an exclusive long-term strategic alliance with Novozymes to bring recombinant albumin and transferrin to the market. We are also working with partners, such as Applikon Biotechnology, to develop disposable bioreactors that can be used by customers during process development.

Downstream Bioprocessing

39% of Company Revenues

FILTRATION & CHROMATOGRAPHY

The production of biologics requires the extraction of proteins from the fluids in which these proteins are grown. The process also requires the removal of impurities such as bacteria, viruses, cellular debris, and other contaminants. Accordingly, manufacturing processes for biologics, particularly for monoclonal antibodies, are separation-intensive, often requiring numerous filtration and chromatography steps for separation, clarification, concentration, and sterilization.

MILLIPORE FORM 10-K 2008	11

PART I

A complex biologic, such as a monoclonal antibody, can require as many as ten different separation processes. A typical synthetic drug may require between one and four filtration and sterilization steps.

We offer the broadest range of filtration, purification, and chromatography technologies to clarify, concentrate, purify, and remove viruses or other biological contaminants from biologics, synthetic pharmaceuticals, and beverages. Approximately half of our business is related to biologic drug production, with the remaining portion of our business primarily related to synthetic pharmaceutical manufacturing and beverage processing. We also sell membrane sheets and rolls and bulk chromatography media to original equipment manufacturers of medical devices, environmental testing equipment, or other products for use as a material or component in these products.

MIXING AND DISPOSABLE SOLUTIONS

Until recently, all biotherapeutic drugs were produced with stainless steel equipment. We sell a small amount of hardware products that range from large stainless steel process scale filtration and chromatography systems that can sell for more than a million dollars to small filter housings or valves. Our strategic focus has shifted from selling and manufacturing stainless steel products to selling and developing disposable manufacturing solutions. Although stainless steel systems are currently the prevalent processing tools, the industry has sought ways to reduce the costs and delays associated with cleaning and sterilizing such equipment in place between manufacturing runs. Contamination risks also arise if the equipment is not thoroughly decontaminated of all residual materials from prior production runs. Companies have begun to migrate to single use, disposable technologies that eliminate the need for cleaning and sterilization, thus shortening the time between processing runs. Biopharmaceutical manufacturers are also seeking flexible manufacturing components and solutions that can be configured and validated to meet customized biological manufacturing needs.

We design and manufacture sophisticated systems for use in sterile biomanufacturing environments, such as chromatography columns, process systems, mixers, and valves. We are also a leading innovator in the transition from such systems to disposable manufacturing, offering a broad range of integrated disposable manufacturing solutions. In the past several years, we have developed and/or acquired rights to products and technologies that simplify and reduce the time and expense of some steps in the downstream and final fill processes of biotechnology and pharmaceutical manufacturing primarily by replacing stainless steel hardware with disposable solutions.

Process Monitoring

11% of Company Revenues

Regulatory agencies such as the U.S. Federal Drug Administration (FDA) require drug manufacturers to ensure the purity and sterility of products before they are released to the public. This requires sampling and testing of therapeutics throughout the manufacturing process. During nearly all phases of drug development and production, companies take multiple steps to ensure their products are produced safely and without contamination. Millipore provides a broad range of products and services that enable sampling and testing of drugs throughout the manufacturing process to ensure the safety and purity of drugs.

Companies that produce beverages (including wine, beer, and bottled juices and water) also benefit from using our process monitoring products to monitor for microbiological contamination and remove bacteria and yeast.

Our process monitoring products are designed to test for microbiological, viral or other contamination in biologics and synthetic pharmaceuticals as a quality control or assurance step in their manufacture or processing. We are also developing next-generation technologies that are faster and more sensitive so bioprocess manufacturers can identify contamination earlier in their processes. We are in the process of developing new process monitoring tools capable of significantly reducing the time-to-result from days or weeks to hours. We also offer outsourced testing for biological and viral contamination of biologics.

Competition

The markets for our products and services are intensely competitive and we compete with a variety of public and private companies. Given the breadth of our product and service offerings, our competition comes from a wide array of competitors, ranging from specialized companies with strengths in niche segments of the life science markets to

12	MILLIPORE FORM 10-K 2008

PART I

MILLIPORE COMPETITORS

large manufacturers offering a broad portfolio of products, tools, and services. Many of these competitors have significant financial, operational, sales, and marketing resources, and experience in research and development. In some cases, these and other competitors are also our customers, distributors, and suppliers, and in some circumstances we serve these roles for such competitors as well.

We believe that a company’s competitive position in any of our markets is determined by a varying mix of product availability and performance, quality, responsiveness, technical support, price, and breadth of product line. Our customers are diverse and we believe they place varying degrees of importance on these competitive attributes. In our judgment, we are well-positioned to compete in each of these categories.

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

Separation and purification membranes
Chromatography media
Customized monoclonal antibodies
Cell culture supplements
Cell lines
Immunodetection

MILLIPORE FORM 10-K 2008	13

PART I

MILLIPORE RESEARCH & DEVELOPMENT SPENDING

Disposable manufacturing
Sterile sampling
Sample preparation

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

For example, through our alliance with Applikon Biotechnology, we are working to develop a bench-top disposable bioreactor system by coupling Millipore’s mixing and disposable technologies and expertise with Applikon’s bioreactor system controls, hardware and software. Additionally, we have greatly expanded our product development capabilities through acquisitions to include antibodies, enzymes, labeling and detection reagents, molecular biology kits, multiplexed immunoassays, cell based assays, and drug profiling services.

Quality Assurance

To compete effectively in our markets, we maintain a global quality assurance system and program designed to assure compliance with the stringent requirements of regulatory authorities, voluntary quality standards, industry trade associations, and our customers. Using our quality assurance program and an internally maintained regulatory compliance program, we conduct periodic audits of each of our facilities to ascertain the status and compliance of the quality system as implemented. The audits, in combination with performance metrics, are designed to ensure adherence to regulations and our procedures and to assess the effectiveness of our quality system as a whole. The audits are one component of the key performance indicators that we collect, review, and monitor to maintain our program of continuous improvement and compliance with our established systems and programs.

Most of our operating facilities are registered to ISO 9001:2000 quality standards. The ISO 9001:2000 series of standards is a voluntary quality standard recognized throughout the world.

Global Supply Chain—Manufacturing and Sourcing

We manufacture the majority of our products in our own manufacturing facilities, primarily at those properties described and listed under Item 2 of this Form 10-K. Our global supply chain initiative, which began in 2004, is expected to result in a new manufacturing landscape through the consolidation of current sites, the implementation of new raw material procurement practices by consolidating our current supplier base, and streamlined manufacturing processes through improvements using lean manufacturing and Six Sigma methodologies. In September 2008, we announced the second phase of our global supply chain program, which will result in closing four additional facilities and reducing our customer service and distribution costs. We expect to conclude this second phase by the end of 2010.

14	MILLIPORE FORM 10-K 2008

PART I

Our Employees

As of December 31, 2008, Millipore employed approximately 5,900 people worldwide, of whom approximately 2,500 were employed in the United States.

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

Many of our research reagent products are sold under licenses that have varying terms and conditions. We expect to continue to license new technologies from academic and government institutions, as well as biotechnology and pharmaceutical companies. We use licensed technologies to create new products, including high-value kits and services, many of which address bottlenecks in the research or drug discovery laboratories.

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

MILLIPORE FORM 10-K 2008	15

PART I

under Item 1A of this Form 10-K, several of these critical raw materials are used in a significant portion of our products, and if we were unable to obtain supply of any one of them, our loss of revenues would be material.

Seasonality

In general, we do not believe our business is inherently seasonal.

Backlog

We do not have a material amount of firm commitments that serve as backlog orders.

Geographic and Segment Information

We are a multinational company with approximately 67 percent of our 2008 sales outside the United States and approximately 50 percent of our long-lived assets outside the United States at December 31, 2008. Geographic and segment information, including the identification of operating segments and their aggregation, is discussed in Note 18 to our Consolidated Financial Statements.

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

The certifications of Millipore’s Chief Executive Officer and Chief Financial Officer, as required by the rules adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this Form 10-K. Millipore’s Chief Executive Officer, Martin D. Madaus, provided an annual certification to the New York Stock Exchange dated May 28, 2008, that he was not aware of any violations by the Company of the New York Stock Exchange corporate governance listing standards.

16	MILLIPORE FORM 10-K 2008

PART I

ITEM 1A.  RISK FACTORS.

Lack of early success with our pharmaceutical and biotechnology customers can shut us out of future business with those customers.

Many of the products we sell to the pharmaceutical and biotechnology customers are incorporated into our customers’ drug manufacturing processes. In some cases, once a customer chooses a particular product for use in a drug manufacturing process, it is unlikely that the customer will later switch to a competing alternative. In many cases, the regulatory license for the product will specify the separation and cell culture supplement products qualified for use in the process. Obtaining the regulatory approvals needed for a change in the manufacturing process is time consuming, expensive and uncertain. Accordingly, if we fail to convince a pharmaceutical or biotechnology customer to choose our products early in its manufacturing design phase, we may lose permanently the opportunity to participate in the customer’s production of such product. Because we face vigorous competition in this market from companies with substantial financial and technical resources, we run the risk that our competitors will win significant early business with a customer making it difficult for us to recover that opportunity.

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

MILLIPORE FORM 10-K 2008	17

PART I

Managing these recent acquisitions and any future acquisitions will entail numerous operational, legal and financial risks, including:

difficulties in assimilating new technologies, operations, sites and personnel;
Inability to achieve anticipated revenue and cost synergies and other financial objectives;
diversion of resources and management attention from our existing businesses and technologies;
inability to maintain uniform quality standards, controls, and procedures;
inability to retain key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations;
impairment or loss of relationships with key customers and suppliers of acquired businesses;
issuance of dilutive equity securities;
incurrence or assumption of debt;
exposure to unknown or unanticipated liabilities;
additional expenses associated with future amortization or impairment of acquired intangible assets; and
exposure to federal, state, local and foreign tax liabilities in connection with any acquisition or the integration of any acquired businesses.

Our level of indebtedness may harm our business and prevent our achievement of anticipated growth.

As of December 31, 2008, our total long term debt was $1,128.9 million. Our level of indebtedness could have important consequences because:

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

In response to the ongoing distress in the global economy, we increased our cash balance in the United States to mitigate unanticipated liquidity issues with our banking partners. Although we intend to maintain the balance at a similar level for the foreseeable future, there can be no assurance that such levels will be adequate if general economic circumstances deteriorate further.

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

18	MILLIPORE FORM 10-K 2008

PART I

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

A portion of our bioscience sales have been to researchers, universities, government laboratories and private foundations whose funding may be dependent in part upon grants from government agencies such as the U.S. National Institute of Health (“NIH”) and similar domestic and international agencies. NIH funds are subject to reallocation, reduction or discontinuation, which could impact research projects using our products. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our revenues may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government or industrial budget proposals. If researchers were not able to obtain, for any extended period, government funding necessary to purchase our products or if there is a decrease in overall research funding, it could reduce our bioscience sales and damage our business.

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

MILLIPORE FORM 10-K 2008	19

PART I

Demand for our bioprocess products and services are subject to the commercial success of our customers’ products and our customers’ purchasing patterns, which may vary for reasons outside our control.

Even if we are successful in securing participation for our products in a customer’s manufacturing process, sales of many of our bioprocess products and services remain dependent on the timing and volume of the customer’s production or purchasing patterns, over which we have no control. The customer’s demand for our products will depend on the regulatory approval and commercial success of the supported product, as well as the customer’s manufacturing schedules and related purchasing power. The regulatory process is complex, lengthy and expensive and can often take years to complete, if at all. Commercial success of a customer’s product, which would drive demand in production and commensurate demand for our products and services, is dependent on many factors, some of which can change rapidly, despite early positive indications. Any delay or cancellation by a customer of volume manufacturing may harm our revenues and earnings.

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

As part of our business strategy, we expect to continue to grow our business through acquisitions of technologies or companies. We may not identify or complete complementary acquisitions in a timely manner, on a cost-effective basis, or at all. In addition, we compete with other companies, including large, well funded competitors, to acquire suitable targets, and may not be able to acquire certain targets that we seek. There can be no assurance that we will be able to execute this component of our growth strategy, which may harm our business and hinder our future growth.

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

20	MILLIPORE FORM 10-K 2008

PART I

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

We continue the process of executing a coordinated reorganization of our supply chain and manufacturing operations. In an effort to better serve our customers and to attain efficiencies of scale and expertise, we are consolidating the majority of our production facilities into fewer sites. Each of these remaining facilities serves as our primary production facility for specific product lines. This concentration of production, however, exposes us to a greater risk of disruption to our ability to manufacture and supply our products. If operation at any of these facilities were disrupted, we may not be able to deliver products to our customers and achieve expected revenues or earnings. If we were unable to reestablish production in a timely manner, we may lose customers and have difficulty regaining them. It is uncertain whether the safety measures and contingency plans that we have implemented or may implement will successfully address the risks that may arise if production is disrupted. Also, there can be no assurance that the insurance that we maintain to protect against business interruption loss will be adequate or that such insurance will continue to remain available on acceptable terms, if at all. The extent of the coverage of our insurance could limit our ability to mitigate for lost sales and could result in such losses materially and adversely affecting our operating results.

Sales of several of our products are dependent on a small number of customers, the loss of which may harm our business and result in a reduction in revenues and earnings.

No single customer represents more than 10 percent of our annual sales. However, sales of some of our products are dependent on a limited number of customers, who account for a significant portion of such sales. Some of these products are in areas in which we plan to grow substantially. The loss of such key customers for such products, or a significant reduction in sales to those cus-

MILLIPORE FORM 10-K 2008	21

PART I

tomers, could significantly reduce our revenues in these products and adversely affect our future growth in such markets.

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

22	MILLIPORE FORM 10-K 2008

PART I

The environmental laws of many jurisdictions impose actual and potential obligations on us to remediate contaminated sites. These obligations may relate to sites:

that we currently own or operate;
that we formerly owned or operated; or
where waste from our operations was disposed.

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

Because we compete directly with one of our significant distributors, our results of operations could be adversely affected if such party discontinues or materially changes the terms of the agreement.

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

MILLIPORE FORM 10-K 2008	23

PART I

and consent decrees, which would be made available to the public. Such actions and publicity could affect our ability to sell products and to provide our services.

Several of our operations are also subject to U.S. Department of Agriculture regulations and various foreign regulations for the sourcing, manufacturing and distribution of animal based proteins. Our failure to comply with these requirements could negatively impact our business and potentially cause the loss of customers and sales. ISO 9001:2000 quality standards are an internationally recognized set of voluntary quality standards that require compliance with a variety of quality requirements somewhat similar to the requirements of the FDA’s Quality System Regulations, which were formerly known as Good Manufacturing Practices or GMP. Some of our facilities are registered under the ISO standards. Failure to comply with this voluntary standard can lead to observations of non-compliance or even suspension of ISO certification by the certifying unit. Loss of ISO certification could cause some customers to purchase products from other suppliers.

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

We conduct operations throughout the world through a variety of subsidiaries and distributors. Sales outside the

United States were approximately 67 percent and 63 percent of total sales in 2008 and 2007, respectively. A significant portion of our 2008 revenues, approximately 43 percent and 18 percent, respectively, is generated in Europe and Asia. We anticipate that revenue from international operations will continue to represent a significant portion of our revenues. In addition, two of our primary manufacturing facilities, Molsheim, France and Cork, Ireland, and many of our employees and suppliers, are located outside the United States. Our sales and earnings could be adversely affected from our international operations, including:

changes in the political or economic conditions in a country or region, particularly in developing or emerging markets;
trade protection measures or our failure to comply with applicable import or export licensing requirements;
our failure or the failure of our commercial partners to comply with U.S. laws applicable to foreign operations or with applicable local laws;
differing tax laws and changes in those laws;
difficulty in staffing and managing widespread operations; and
differing regulatory requirements and changes in those requirements.

Foreign exchange fluctuations may adversely affect our reported earnings, the value of our assets and the cash outflow for our debt repayment.

We prepare our consolidated financial statements in U.S. dollars, but a significant portion of our earnings and expenditures are in other currencies. In 2008, we derived about 67 percent of our revenues from customers outside the United States. Our sales made in countries other than the United States are typically made in the local currencies of those countries. As a result, fluctuations in exchange rates have caused and will continue to cause foreign currency gains and losses. Fluctuations in exchange rates between the U.S. dollar and other currencies may also affect the book value of our assets outside the United States. We have a significant amount of our

24	MILLIPORE FORM 10-K 2008

PART I

debt denominated in Euro. There can be no assurance that cash generated from our European operations will be sufficient to repay such debt, in which case we may need to repay from profits denominated in U.S. dollars. In such an event, a significant appreciation of the Euro with respect to the U.S. dollar could expose us to additional foreign currency risk. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effects of exchange rate fluctuations on future operating results. We seek to minimize our currency exposure by coordinating our worldwide supply sourcing, actively managing cross-border currency flows, and engaging in foreign exchange hedging transactions. Despite these steps, there can be no assurance that our foreign currency management strategy will adequately protect our operating results from the effects of future exchange rate fluctuations.

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
the level and timing of our customers’ research and commercialization efforts;
changes in the mix of our products and services;
the number, timing and significance of new products and services introduced by our customers;
our ability to develop, market and introduce new and enhanced products and services on a timely basis;
changes in the cost, quality and availability of materials and components required to manufacture or use our products;
the timing and costs of any acquisitions of businesses or technologies;
the introduction of new products by us or our competitors;
exchange rate fluctuations; and
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

MILLIPORE FORM 10-K 2008	25

PART I

The stated value of long-lived and intangible assets, including goodwill, may become impaired and result in an impairment charge.

As of December 31, 2008, we had approximately $1,951.6 million of long-lived and intangible assets, including goodwill. We continue to invest in the construction and upgrading of our manufacturing and research facilities, which may have the effect of increasing the recorded value of our long-lived assets. If we are successful in acquiring additional complementary businesses and technologies, a substantial portion of the value of these may be recorded as goodwill, an intangible asset. The carrying amounts of long-lived and intangible assets may be affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, failure to achieve the benefits of capacity increases and utilization, significant litigation arising out of an acquisition or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. If at any time we determine that an impairment has occurred, we will be required to recognize an impairment charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. The potential recognition of impairment in the carrying value, if any, could have a material and adverse effect on our results of operations.

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

26	MILLIPORE FORM 10-K 2008

PART I

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

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

Location	Facility Use	Owned or Leased	Approximate Floor Space Sq. Ft. (000s)
Bedford, MA	Manufacturing, research, warehouse and office	Owned	341
Molsheim, France	Manufacturing, research, warehouse and office	Owned	321
Jaffrey, NH	Manufacturing, warehouse and office	Owned	255
Cork, Ireland	Manufacturing, warehouse and office	Both	208
Burlington, MA	Distribution	Leased	130
Billerica, MA	Research and office	Both	127
Temecula, CA	Manufacturing, research, warehouse and office	Owned	111
Danvers, MA	Manufacturing, research and office	Owned	108
Billerica, MA	Office (headquarters)	Leased	143
Kankakee, IL	Manufacturing, research, warehouse	Both	83
St. Charles, MO	Manufacturing, research, warehouse and office	Owned	81
Livingston, Scotland	Manufacturing, research, warehouse and office	Both	60
Consett, England	Manufacturing, research, warehouse and office	Leased	36

None of our owned facilities are subject to any material encumbrances, except for a finance lease on a portion of the Molsheim, France property.

ITEM 3.  LEGAL PROCEEDINGS.

We are not currently a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

This item is not applicable.

MILLIPORE FORM 10-K 2008	27

PART I

SUPPLEMENTARY ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(b) OF REGULATION S-K).

The following is a list, as of February 9, 2009, of the executive officers of Millipore Corporation.

			First Elected or Appointed
Name	Age	Office	An Executive Officer	To Present Office
Martin D. Madaus	49	Chairman of the Board, President and Chief Executive Officer	2005	2005
Bruce J. Bonnevier	50	Vice President, Global Human Resources	2006	2006
Jonathan DiVincenzo	43	Vice President, President of Bioscience Division	2009	2009
Dennis W. Harris	52	Vice President and Chief Scientific Officer	2006	2006
Geoffrey F. Ide	55	Vice President, Millipore International	2006	2006
Peter C. Kershaw	55	Vice President, Global Operations	2004	2008
Jean-Paul Mangeolle	47	Vice President, President of Bioprocess Division	2005	2005
Jeffrey Rudin	57	Vice President, General Counsel and Secretary	1996	1996
Charles F. Wagner, Jr.	40	Vice President and Chief Financial Officer	2003	2007

Dr. Madaus joined Millipore Corporation as our President and Chief Executive Officer, and as a Director, on January 1, 2005, and was appointed Chairman of the Board effective March 1, 2005. From 2000 until December 2004, Dr. Madaus served as President and Chief Executive Officer of Roche Diagnostics Corporation, heading the North American diagnostics business of Hoffmann-La Roche, a leading pharmaceutical and diagnostics company. Prior to that, Dr. Madaus held various management positions from 1989 to 1999 with Hoffmann-La Roche and with Boehringer Mannheim (prior to its 1998 acquisition by Hoffmann-La Roche). Dr. Madaus also serves as a board member of each of the New England Healthcare Initiative, the Massachusetts High Technology Council, Predictive Biosciences, Inc., a privately held company in Lexington, MA and the YMCA of Greater Boston.

Mr. Bonnevier joined Millipore Corporation as Vice President of Global Human Resources in January 2006. From 2004 to 2005, Mr. Bonnevier served as Vice President of Human Resources for Hillenbrand Industries, Inc., a company that owned and operated businesses that provide products and services for the health care and funeral services industries. From 2000 to 2004, he was Vice

President of Human Resources for Shipley Company, now the Electronic Materials Division of the Rohm and Haas Company, a leading producer of specialty materials used in a wide variety of applications, including electronic materials, paints and personal care products. From 1989 through 2000, Mr. Bonnevier held various senior management roles at Rohm and Haas, including Director of International Human Resources and Business Human Resources Manager.

Mr. DiVincenzo was elected Vice President of Millipore Corporation in January 2009 and serves as President of our Bioscience Division. From July 2006 through December 2008, he served as Vice President, Worldwide Sales and Service for our Bioscience Division, and from January 2005 through June 2006, as the Bioscience Division’s Vice President of Marketing and R&D. From January 2001 through January 2005, Mr. DiVincenzo served as the Vice President of Marketing and R&D for our Lab Water Division, which combined with other businesses to become our Bioscience Division. Prior to such roles, Mr. DiVincenzo held a wide variety of positions since joining us in 1994, including several senior marketing and product management positions within our Lab Water business.

28	MILLIPORE FORM 10-K 2008

PART I

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

Mr. Kershaw was elected Vice President, Worldwide Manufacturing Operations, of Millipore Corporation effective February 2004 and, in August 2005, was appointed head of our newly created Global Supply Chain organization, a combination of the Company’s worldwide manufacturing, distribution and customer service functions. In December 2008, he was appointed head of our newly created Global Operations organization, a combination of the Company’s global supply chain and corporate quality functions. Prior to joining Millipore, Mr. Kershaw served Hologic, Inc., a manufacturer of medical imaging systems, as Corporate Vice President, Manufacturing Operations (2003-2004) and Vice President and General Manager, LORAD Division (2001-2003). Prior to that, Mr. Kershaw served as President (1998-2001) and Vice President and General Manager (1996-1998) of the Medical Device Division of Bespak plc, a manufacturer of plastic injection molded components and finished medical devices.

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

MILLIPORE FORM 10-K 2008	29

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Millipore’s Common Stock, $1.00 par value, is listed on the New York Stock Exchange and is traded under the symbol “MIL.” The following table sets forth, for the indicated fiscal periods, (i) the high and low sales prices of Millipore’s Common Stock (as reported on the New York Stock Exchange Composite Tape). On February 13, 2009,

there were approximately 40,866 registered and beneficial shareholders of record.

We did not declare any cash dividends during 2008 or 2007. We do not currently have plans to make future cash dividend declarations or payments.

	Range of Stock Prices
	2008		2007
	High	Low	High	Low
First Quarter	$72.99	$64.62	$75.27	$65.81
Second Quarter	$74.19	$64.77	$77.47	$71.96
Third Quarter	$76.11	$66.41	$80.39	$69.07
Fourth Quarter	$68.80	$44.61	$82.43	$72.49

30	MILLIPORE FORM 10-K 2008

PART II

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected consolidated financial data are derived from our Consolidated Financial Statements and notes thereto and should be read in connection with and are qualified in their entirety by our Consolidated Financial Statements and notes thereto and other financial information included elsewhere in this Form 10-K report.

Five Year Summary of Operations

(In thousands, except per share data)	2008	2007		2006(2)		2005		2004
Statement of Operations Data:
Net sales	$1,602,138	$1,531,555		$1,255,371		$991,031		$883,263
Cost of sales	749,307	721,092		625,608		472,023		412,129
Gross profit	852,831	810,463		629,763		519,008		471,134
Selling, general and administrative expenses	516,729	486,737		398,842		309,029		270,796
Research and development expenses	102,605	106,999		86,617		66,052		62,485
In-process research and development expenses	–	–		–		3,149	(4)	–
Operating profit	233,497	216,727		144,304		140,778		137,853
Interest income	948	1,453		21,415		3,466		2,073
Interest expense	(56,425)	(65,757)		(45,336)		(6,711)		(9,447)
Income before income taxes and minority interest	178,020	152,423		120,383		137,533		130,479
Provision for income taxes	28,657	12,424	(1)	21,462		57,365	(5)	24,923
Minority interest, net of tax	3,562	3,527		1,937		–		–
Net income	$145,801	$136,472		$96,984		$80,168		$105,556

Earnings per share:
Basic earnings per share	$2.64	$2.52		$1.82		$1.57		$2.13
Diluted earnings per share	$2.62	$2.48		$1.79		$1.55		$2.10

Weighted average shares outstanding:
Basic	55,128	54,263		53,160		50,953		49,469
Diluted	55,711	55,028		54,245		51,659		50,201

Balance Sheet Data (at end of year):
Working capital	$505,080	$407,848		$307,525		$824,502		$377,846
Total assets	$2,751,650	$2,777,257		$2,771,491		$1,646,665		$1,013,819
Long-term debt	$1,128,901	$1,260,043		$1,316,256	(3)	$552,285		$147,000
Total shareholders’ equity	$1,277,675	$1,136,568		$948,411		$791,563		$638,850

(1)	In 2007, we recorded $11,900 of previously unrecognized tax benefits in our statement of operations as a result of the completion of tax examinations and statute of limitations closures.
(2)	Our 2006 statement of operations and balance sheet data included the effect of our acquisition of Serologicals. The results of Serologicals’ operations have been included in our consolidated statement of operations since July 14, 2006, the date of the acquisition.
(3)	In 2006, we issued $565,000 of 3.75 percent convertible notes and €250,000, or $330,033, of 5.875 percent senior notes to fund the acquisition of Serologicals.
(4)	In the 2005 third quarter, we expensed purchased in-process research and development related to the acquisition of NovAseptic A.B. because these costs had no alternative future uses and the related projects had not reached technological feasibility at the acquisition date.
(5)	Provision for income taxes for 2005 included $30,634 of tax obligations related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act of 2004 and $3,177 related to the release of tax valuation allowance.

MILLIPORE FORM 10-K 2008	31

PART II

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) will help you understand the financial condition and results of Millipore Corporation’s operations. The MD&A is a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.

Business Overview

Millipore is a global leader in life science. We provide innovative products, services and solutions that help our academic, biotechnology and pharmaceutical customers advance their research, development and production. They use our products and services to increase their speed and to improve their consistency, while reducing costs in laboratory applications and in biopharmaceutical manufacturing. Our extensive technical expertise and applications knowledge give us the unique ability to help address research and manufacturing problems. We engage in peer-to-peer discussions with scientists to confront challenging human health issues.

We have two operating divisions. Our Bioscience Division provides innovative products and technologies that improve laboratory productivity and work flows for life science research. Our Bioscience Division contributed approximately 45% of our 2008 revenues. Our Bioprocess Division helps pharmaceutical and biotechnology companies develop their manufacturing processes, optimize their manufacturing productivity and ensure the quality of their drugs. It contributed approximately 55% of our 2008 revenues.

We provide a wide range of products and services to a variety of customers around the world. We do not rely on any single business, market or economy, and the breadth of our products and services allows us to target growth on a number of dimensions.

The balance between the products and services sold through our Bioprocess and Bioscience divisions and our

REVENUES BY DIVISION

global market reach allowed us to mitigate some of the sales weakness we experienced in our Bioprocess Division during 2008. While Bioprocess revenues declined in 2008, the decline was somewhat offset by the growth of our Bioscience Division. We also benefited from faster revenue growth in Europe and Asia/Pacific where we have a greater diversification of end markets and customers.

BUSINESS DRIVERS

The primary business driver of our Bioscience Division is the research activities of pharmaceutical and biotechnology companies, academic institutions, governments and other organizations. Demand for our products increases with the amount of research being conducted worldwide. Key market trends affecting the business include the global expansion of laboratories, particularly in Asia, the move from genomic-based research to protein research and cell biology, and higher demand for workflow-based solutions to improve laboratory productivity. For example, pressure on pharmaceutical and biotechnology companies to identify new drug candidates has increased demand for our work flow productivity products. Pre-validated, optimized products, especially those combined in kits, increase efficiency and save

32	MILLIPORE FORM 10-K 2008

PART II

KEY MARKET DRIVERS

researchers time. We have expanded the number of new products we offer and have incorporated our lab filtration, reagents and other products into critical laboratory protocols.

We believe customers will pay a premium for our innovative products, technical expertise and streamlined services.

Other business drivers of the Bioscience Division include:

New products and customer work flow solutions. For example, work flow solutions that include devices, consumable products, and technical service and expertise.
An ability to collaborate with customers electronically through the Internet and other electronic commerce channels, particularly relating to our life science business.
Access to life science thought leaders and an ability to license, commercialize and acquire technologies.

The business drivers of our Bioprocess Division include the demand for, and the corresponding production of, commercial therapeutics such as biologic drugs. Over the past decade, approvals for new biologics and new indications for existing biologics are increasing, particularly for monoclonal antibodies, cell-culture based vaccines and other recombinant protein-based therapeutics. As pharmaceutical companies shift more of their drug pipeline from chemically-based drugs to biologic drugs, our business will grow if a greater number of these molecules are commercially approved and if we win production process steps for these molecules.

Monoclonal antibodies are among the fastest growing biologic drugs. They are separation-intensive, complex to produce and require significant use of our Bioprocess products. Demand is increasing because of their ability to treat diseases for which there have been few therapies. The growth in biologics is also creating increased demand for our consumable products used in their production. We provide a number of technologies for use in small-scale drug production. They can be reliably scaled up to commercial manufacturing volumes as demand grows.

Our expertise in purifying monoclonal antibodies positions us strategically to gain customer access and increase our applications knowledge. These intimate customer relationships help us identify new technologies and customer needs. They also help our customers optimize their productivity. Therefore, we typically see our revenues increase from early stage clinical development to late stage clinical development and ultimately upon approval of a specific drug. This is particularly true during the later stages of the process, like clinical trials and commercial production.

Other business drivers of the Bioprocess division include:

Commercialization of innovative products that increase production speed and productivity, and that reduce risk. For example, new biologic drug manufacturing platforms that employ disposable manufacturing solutions.
Changes in the number of manufacturing campaigns or inventory levels at our large biopharmaceutical manufacturing customers.
Biopharmaceutical manufacturing capacity expansion, particularly in growth markets in Asia.
Increasing customer manufacturing quality standards resulting in the need for more sophisticated process monitoring and quality control.
Market shifts in the demand for our products. For example, shifts toward generic and biosimilar drugs as patents on existing drugs expire and toward animal-free manufacturing supplements.
Our customers’ focus on process optimization to drive efficiency and drug safety.

MILLIPORE FORM 10-K 2008	33

PART II

OUR STRATEGY

Our corporate strategy is to selectively focus on the most attractive segments of the life science research and biopharmaceutical manufacturing markets where we can establish market leadership, generate the highest levels of growth, and drive competitive differentiation. Our strategy has been organized around the following objectives:

1	Strengthen our leadership position with biotechnology manufacturing customers by expanding our bioprocess product offerings
2	Establish Millipore as a strategic supplier in bioscience research markets by increasing our product breadth and expanding into new markets
3	Lead our industry in product quality and manufacturing effectiveness
4	Attract, retain and develop talented and motivated employees

The strategy of our Bioscience Division is to capitalize on our global infrastructure and core capabilities in filtration, reagents and assay development to provide differentiated offerings in fast-growing market segments. The division pursues targeted, market-specific strategies in laboratory water, drug discovery and life science research.

The strategy of our Bioprocess Division is to leverage our leading market position and broad product portfolio to offer integrated productivity improvement solutions to biopharmaceutical companies. We help them increase their speed, lower their costs, minimize their risk and increase their quality. We believe the division is uniquely capable in these areas. The division’s global sales organization focuses on selling our applications expertise, as well as products and services that enable our customers to move from product-centric manufacturing processes to an optimized and integrated work flow approach.

2008 HIGHLIGHTS

Consolidated revenues of $1,602.1 million for 2008 increased $70.5 million, or 5 percent, compared to 2007. The 2008 revenue increase included a 4 percent favorable effect from changes in foreign currency translation rates. Adjusting for this item, our consolidated revenues for 2008 grew 1 percent. Changes in product pricing had an insignificant effect on the year-over-year comparison. We made no business acquisitions in 2008.

In 2008, higher Bioscience revenues resulted primarily from sales growth of our laboratory water products and services. This increase was offset by softness in Bioprocess revenues from some of our large biotechnology customers and weakening global economic conditions. After experiencing a significant decline in the first half of the year, our Bioprocess business stabilized in the second half of 2008 as some of our large key accounts increased their purchases. However, full year Bioprocess revenues declined, primarily due to the softness experienced in North America in the first half of 2008.

Operating profit increased to $233.5 million in 2008 from $216.7 million in 2007. Higher revenues and a more profitable business and product mix were the primary drivers. Additionally, productivity improvements resulting from our global supply chain initiatives, the alignment of our costs to account for weaker than expected revenue growth, and the favorable effect of foreign currency translation contributed to the increase in our operating margin. Our operating profit margin slightly increased to 14.6 percent in 2008 from 14.2 percent in 2007.

Diluted earnings per share (“EPS”) of $2.62 in 2008 increased $0.14 compared to 2007. Higher operating profit and lower interest expense both contributed to higher EPS.

We generated $269.6 million of operating cash flows in 2008, a 21 percent increase over 2007. We repaid $85.1 million of our overall debt during the year. We will continue to focus on improving our operating cash flow, which we expect to use to further reduce our debt and make business acquisitions.

We announced the first phase of our global supply chain initiative in 2004. We will complete this phase in 2009. On September 10, 2008, we announced the second phase of the program, which we expect will enable us to further optimize the performance of our global supply

34	MILLIPORE FORM 10-K 2008

PART II

chain and improve operational efficiency by reducing our cost structure. We undertook this initiative in part to respond to market conditions causing revenue declines in our Bioprocess Division. More importantly, however, it is part of our long-term strategy to further improve the efficiency of our global supply chain.

Results of Operations

REVENUES

The performance of our broader business portfolio, the underlying growth of our business in Europe and Asia/Pacific, and the execution of our strategy resulted in revenue growth in 2008. By shifting the geographic composition of our revenues, we have been able to maintain revenue growth in spite of declines in some of our key North American markets.

Bioprocess Division

2008 versus 2007

Bioprocess revenues of $880.8 million in 2008 increased only $2.3 million from 2007. This increase included a favorable foreign currency translation effect of 4 percent. Adjusting for this item, Bioprocess revenues declined 4 percent in 2008. This decline was primarily attributable to lower sales of certain upstream and downstream bioprocessing products used in biopharmaceutical manufacturing, which was partially offset by increased sales of our process monitoring tools products. Lower sales of our upstream and downstream bioprocessing products were caused by lower spending by some of our largest biotechnology customers and weakening global economic conditions. We experienced significantly lower sales to these customers, because of their reduced rate of monoclonal antibody production and the reduction of their inventory levels since the third quarter of 2007. Our process monitoring tools, which are used to test for biopharmaceutical contaminants, performed well in 2008. These products are sold to a diverse customer base, some of which have not been adversely affected by the sales softness we are experiencing with our large biotechnology customers. In particular, we experienced increased demand for our Novaseptum® products, a product line we acquired in our 2005 acquisition of Novaseptic.

Bioprocess revenues were also adversely affected by fewer approvals of new biologic drugs in recent quarters. New biologic drug approvals are a significant driver of our Bioprocess revenue growth. Despite the recent lower demand, we believe the overall biotechnology industry remains healthy. This is evidenced by the growth in a number of commercially marketed biologic drugs and vaccines and continued investments in new biologic facilities and biotechnology companies. After experiencing a significant decline in the first half of the year, our Bioprocess Division stabilized in the second half of 2008 as some of our large key accounts increased their purchases. Sales of our disposable systems and components continued to experience strong growth year over year.

CONTRIBUTORS TO REVENUE GROWTH BY DIVISION AND CONSOLIDATED

MILLIPORE FORM 10-K 2008	35

PART II

REVENUES BY GEOGRAPHY

From a geographic perspective, revenues for 2008 in the Americas, Europe and Asia/Pacific were $345.6 million, $412.7 million, and $122.5 million, respectively. Excluding the favorable foreign currency translation effect, revenues in the Americas, Europe and Asia/Pacific decreased 10 percent, increased 1 percent, and increased 3 percent, respectively, in 2008 over 2007. The decrease in the Americas was primarily attributable to the lower sales to a handful of our largest biotechnology customers in the first half of 2008. The increase in Europe was primarily driven by sales of our process monitoring tools products, which was somewhat offset by a decline in sales of both upstream and downstream bioprocessing products in the 2008 second half. The increase in Asia/Pacific was primarily driven by strong sales of downstream bioprocessing products in Japan and China in the year and higher purchases from a large customer for a new manufacturing plant in Asia.

2007 versus 2006

Bioprocess revenues of $878.5 million for 2007 increased $128.7 million, or 17 percent, compared to 2006. This increase included a favorable effect of foreign currency translation of 5 percent and a favorable effect of business acquisitions of 7 percent. Adjusting for these items, Bioprocess revenues for 2007 grew 5 percent. Our year-over-year revenue growth rate was adversely affected by reductions in purchases of our chromatography media and cell culture supplements products from a limited number of our key U.S. customers in the 2007 second half. Revenue growth in 2007 was primarily attributable to higher sales of our products used in downstream bioprocessing, particularly our filtration and systems hardware and components products. Sales of our systems hardware and components products grew in 2007 because of our customers’ drug manufacturing campaigns occurring in Europe and Asia. Sales of our disposable systems and components products grew because more customers migrated to single-use, disposable technologies that eliminate the need for cleaning stainless steel and glass equipment. Biopharmaceutical manufacturers also seek flexible manufacturing components and solutions because they enable reduced time between manufacturing runs and because they can be configured and validated to meet customized biological manufacturing needs. Sales of our process monitoring tools, which are used to test for biopharmaceutical contaminants, increased because of the overall health of the biopharmaceutical markets in Europe and Asia.

36	MILLIPORE FORM 10-K 2008

PART II

CONTRIBUTORS TO REVENUE GROWTH BY GEOGRAPHY

From a geographic perspective, revenues for 2007 in the Americas, Europe and Asia/Pacific were $383.9 million, $384.5 million, and $110.1 million, respectively. Excluding the favorable effects of foreign currency translation and acquired businesses, revenues in the Americas, Europe and Asia/ Pacific decreased 6 percent, increased 11 percent, and increased 29 percent, respectively, in 2007 over 2006. The Americas decrease was primarily attributable to the sales decline of our chromatography media and cell culture supplements products. The European and Asia/ Pacific increases were primarily attributable to higher sales of our downstream processing systems hardware products. Our core process filtration products also had strong growth in Europe and Asia/Pacific regions, particularly in China and India, which was the result of our direct investment in sales and marketing and infrastructure for these markets.

Bioscience Division

2008 versus 2007

Bioscience revenues of $721.3 million for 2008 increased $68.2 million, or 10 percent, compared to 2007. This increase included a favorable foreign currency translation effect of 4 percent. Adjusting for this item, Bioscience revenues grew 6 percent, which was primarily driven by continued strong demand for our laboratory water products and services. Bioscience revenue growth was reduced by 1 percent due to the elimination of a small product line. Successful new product introductions, execution of our sales and marketing initiatives, and continued expansion of our new e-commerce business platform all contributed to the revenue growth. The successful launch of new products in the past two years such as the Milli-Q® Integral and Milli-Q® Advantage by our laboratory water business unit and strong growth in consumables and services contributed to the strong performance. Our drug discovery business unit also grew driven by higher sales of biomarker and immunoassay products as a result of new product introductions. Sales of our life science business unit’s biotools products also contributed to the revenue growth resulting from higher sales of analytical sample preparation, cell biology and molecular biology products. This is a reflection of a healthy level of life science research activities in the protein research and cell biology markets.

From a geographic perspective, revenues for 2008 in the Americas, Europe, and Asia/Pacific were $273.5 million, $270.6 million, and $177.2 million, respectively. Excluding the favorable effects of foreign currency translation, revenues in the Americas, Europe, and Asia/Pacific increased 3 percent, 9 percent, and 9 percent, respectively, in 2008 over 2007. The increases in the Americas were primarily attributable to the strength of our laboratory water and our drug discovery products, which was offset by a slight decline in life science products. The increases in Europe were primarily the result of strong sales of our laboratory water products and services while life science and drug discovery products also contributed to the

MILLIPORE FORM 10-K 2008	37

PART II

growth in this geography. The increases in Asia/Pacific were primarily the result of strong sales of our laboratory water products and services, particularly in Japan and China, and life science products in Japan. The growth in our life science products in both Europe and Asia/Pacific is partly attributable to the revenue synergies from our Serologicals acquisition by bringing together devices and content.

2007 versus 2006

Bioscience revenues of $653.1 million for 2007 increased $147.5 million, or 29 percent, compared to 2006. This increase included a 5 percent favorable effect of foreign currency translation and a 16 percent favorable effect of business acquisitions. Adjusting for these items, Bioscience revenue for 2007 grew 8 percent. This year-over-year increase was primarily driven by the overall strength of the life sciences research market and increased levels of life sciences research and development in both universities and pharmaceutical and biotechnology companies, particularly in international markets. Revenue growth in 2007 was primarily attributable to strong demand for our laboratory water products and higher sales of our life sciences products, such as analytical sample preparation and molecular biology products. Our successful implementation of initiatives designed to align sales and product management goals, to prioritize key customer relationships, and to execute targeted sales and marketing campaigns has positioned us well with our research customers. Our drug discovery business also grew in the 2007 second half, particularly in sales of multiplex immunoassays, because of strong market demand for such products.

From a geographic perspective, revenues for 2007 in the Americas, Europe and Asia/Pacific were $263.8 million, $238.5 million and $150.8 million, respectively. Excluding the favorable effects of foreign currency translation and the acquired businesses, revenues in the Americas, Europe, and Asia/Pacific increased 6 percent, 5 percent, and 16 percent, respectively, in 2007 over 2006. The increases in the Americas and Europe were primarily attributable to higher sales of laboratory water and drug discovery products. The majority of the remaining revenue increase occurred in international growth markets, particularly India and China. This reflected the increased levels of life science research and the return on our continued investment in sales and marketing infrastructure in growing Asia/Pacific markets.

GROSS PROFIT MARGIN

2008 versus 2007

Gross profit increased $42.3 million, or 5 percent, in 2008 compared to 2007. The primary drivers of the increase were higher revenues, improved business and product mix, and productivity improvements. Bioscience revenues, which have higher gross profit margins, represented a larger percentage of our revenues, while sales of large Bioprocess systems, chromatography media and insulin products with lower gross profit margins represented less of our sales mix. Additionally, the absence of Serologicals business acquisition inventory fair value adjustments and acquisition integration costs in 2008 contributed to the increase. Somewhat offsetting increased gross profit margin was the adverse effect of a stronger Euro. When translated into U.S. dollars, our Irish and French manufacturing operations represented a higher proportion of our total manufacturing costs in 2008. Gross profit margin for 2008 remained relatively flat at 53% compared to the prior year.

In September 2008, we announced the second phase of our global supply chain initiative, which is part of our long term strategy to further improve the efficiency of our global

GROSS PROFIT MARGIN

38	MILLIPORE FORM 10-K 2008

PART II

supply chain. We incurred charges associated with our global supply chain initiative (primarily employee separation costs, facility closure costs, and accelerated depreciation) of $16.5 million and $11.3 million in 2008 and 2007, respectively. We expect to incur approximately $15 million of additional costs related to this initiative in 2009.

Significant costs affecting our gross profit margin are shown below.

PROGRAM AND ACQUISITION RELATED EXPENSES, 2008 versus 2007

$ in millions

	2008	2007	Increase/ (Decrease)
Manufacturing consolidation[1]	$16.5	$11.3	$5.2
Fair value adjustments for acquired inventory	—	11.1	(11.1)
Acquisition integration	—	2.7	(2.7)
Acquisition amortization	9.4	9.5	(0.1)
Total	$25.9	$34.6	$(8.7)

1Primarily employee separation costs, facility closure costs and accelerated depreciation.

2007 versus 2006

Gross profit increased $180.7 million, or 29 percent, in 2007 over 2006. Increased sales volume, an improved business mix due to a higher proportion of Bioscience revenues in 2007, and productivity improvements and lower spending as a result of our supply chain initiatives contributed to the increase. In addition, we had lower expense related to business acquisition inventory fair value adjustments and lower integration costs related to the Serologicals acquisition in 2007, compared to 2006. Increased sales volume was primarily due to the inclusion of Serologicals in our operating results for the full year in 2007, compared to 24 weeks in 2006. This had a favorable impact on our business mix. Significant costs affecting our gross profit margin are shown below.

PROGRAM AND ACQUISITION RELATED EXPENSES,

2007 versus 2006

$ in millions

	2007	2006	Increase/ (Decrease)
Manufacturing consolidation[2]	$11.3	$23.2	$(11.9)
Fair value adjustments for acquired inventory	11.1	24.9	(13.8)
Acquisition integration	2.7	4.5	(1.8)
Acquisition amortization	9.5	4.6	4.9
Total	$34.6	$57.2	$(22.6)

2Primarily employee separation costs, facility closure costs and accelerated depreciation.

Somewhat offsetting increased gross profit margin was the adverse effect of a stronger Euro. As a result, when translated into U.S. dollars, our Irish and French manufacturing operations represented a higher proportion of our total manufacturing costs in 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

2008 versus 2007

Selling, general, and administrative (“SG&A”) expenses increased $30.0 million, or 6 percent, in 2008 compared to 2007. Foreign currency translation accounted for 3 percent of this year-over-year increase. Other primary

SG&A AS A PERCENT OF SALES

MILLIPORE FORM 10-K 2008	39

PART II

drivers of the increase were higher employee compensation, separation expenses associated with our ongoing efforts to streamline operations, increased stock-based compensation expense, a fixed asset impairment loss, and higher amortization of intangible assets. Stock-based compensation expense of $17.3 million in 2008 increased $5.5 million, or 46 percent, over 2007 as a result of changes we made to our equity compensation plans in 2004. The fixed asset impairment loss amounted to $5.8 million and was related to an idle facility. These costs were partially offset by a curtailment gain of $2.7 million related to amendments to our U.S. postretirement benefits plan. Full year amortization of intangible assets affecting SG&A were $53.7 million, compared with $48.9 million in 2007.

2007 versus 2006

SG&A expenses increased $87.9 million, or 22 percent, in 2007 compared to 2006. The SG&A expense increase was primarily attributable to the inclusion of Serologicals SG&A expenses in our operating results for the full year in 2007 compared to 24 weeks in 2006; significantly higher amortization of intangible assets; the unfavorable translation effect of the weaker U.S. dollar; increased labor related costs attributable to our continued investment in our sales and marketing infrastructure; and increased stock-based compensation expense. The increase in our average headcount was a significant driver of our SG&A expense growth because employee-related expenses represents over 65 percent of our total SG&A costs. In 2007, our average employee headcount increased approximately 15 percent compared to 2006. Amortization expense related to acquired intangible assets increased $37.6 million to $48.9 million in 2007 compared to $11.3 million in 2006. Serologicals integration costs were $10.2 million in 2007 compared to $9.7 million in 2006. Stock based compensation expense of $11.8 million increased $2.9 million, or 33 percent, compared to 2006 because of changes we made to our equity compensation plans in 2004. In 2006, we incurred $2.1 million of expense related to an environmental liability and $8.7 million of expense relating to the curtailment of our retirement plan. These charges did not recur in 2007.

R&D AS A PERCENT OF SALES

RESEARCH AND DEVELOPMENT EXPENSES

2008 versus 2007

Research and development (“R&D”) expenses decreased $4.4 million, or 4 percent, in 2008 compared to 2007. The decreases were primarily the result of the timing of project spending. Our 2008 R&D expenses also decreased $1.4 million because of higher R&D credits resulting from a change in legislation. Our strategy is to enhance our internal R&D capabilities through technology collaborations and license arrangements with third parties. We expect R&D expenses to be approximately 7 percent of sales in 2009.

2007 versus 2006

R&D expenses increased $20.4 million, or 24 percent, in 2007 over 2006. Higher R&D expenses in 2007 were primarily attributable to the full year inclusion of Serologicals, labor related costs attributable to increased headcount and increased spending on new product development.

40	MILLIPORE FORM 10-K 2008

PART II

INTEREST INCOME/EXPENSE

INTEREST INCOME/EXPENSE

$ in millions

	2008	2007	2006
Interest income	$0.9	$1.5	$21.4
Interest expense	$56.4	$65.8	$45.3
Average interest rate during the year	4.6%	4.7%	4.3%

2008 versus 2007

Interest expense decreased $9.4 million, or 14 percent, in 2008 compared to 2007. The decrease was primarily the result of lower debt balances as we continued to repay debt. This was somewhat offset by the effect of a stronger Euro on our Euro-denominated debt. Our revolving credit facility is comprised of floating rate borrowings based on U.S. and Euro LIBOR. Increases or decreases in these rates would cause increases or decreases to our interest expense, respectively.

2007 versus 2006

Interest income decreased $20.0 million, or 93 percent, in 2007 compared to 2006. This was the result of lower investment balances due to prior year sales of marketable securities. The proceeds of those sales were used, in part, to fund our Serologicals acquisition on July 14, 2006.

Interest expense increased $20.4 million, or 45 percent, in 2007 over 2006. This increase included a full year of interest related to our $565.0 million of 3.75 percent convertible senior notes and our €250.0 million of 5.875 percent senior notes issued in June 2006 to fund the acquisition of Serologicals. The effect of higher average interest rates in 2007 were partially offset by a lower overall debt balance as we continued to repay debt.

PROVISION FOR INCOME TAXES

EFFECTIVE INCOME TAX RATE

2008	16.1%
2007	8.2%
2006	17.8%

2008 versus 2007

The effective income tax rates for 2008, 2007 and 2006 reflected the tax benefit associated with lower tax rates on certain international earnings, which we intend to indefinitely invest outside of the U.S.

The higher current year effective tax rate was caused by a shift in the jurisdictional mix of our profits to higher tax rate jurisdictions and less previously unrecognized tax benefits.

During 2008, we recorded $1.6 million of previously unrecognized tax benefits as a result of statute of limitations closures. We also released valuation allowances on certain research and development (“R&D”) tax credits amounting to $1.1 million as a result of a tax law change in the United States. Over the next 12 months, we may need to record up to $3.0 million of previously unrecognized tax benefits in the event of statute of limitations closures.

The lower 2007 effective tax rate was primarily attributable to recording $11.9 million of previously unrecognized tax benefits as a result of statute of limitations closures and a pretax income mix favoring lower tax rate jurisdictions.

In the normal course of business, we are examined by various tax authorities, including the Internal Revenue Service (the “IRS”). In 2008, the IRS concluded its examination of years 2004 and 2005, without any significant adjustments.

We provide for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered indefinitely invested outside the U.S. We elected to treat the earnings of our Ireland, United Kingdom and Sweden subsidiaries as indefinitely invested outside the U.S. These elections were made based on our operating plans and foreign debt service requirements.

2007 versus 2006

The decrease in the 2007 effective tax rate compared to 2006 was primarily attributable to the release of tax reserves amounting to $11.9 million and a pretax income mix favoring lower tax rate jurisdictions in 2007. Lower U.S. pretax profits as a result of reduced purchases from our large U.S. biotechnology customers and significantly

MILLIPORE FORM 10-K 2008	41

PART II

higher expenses for interest and amortization were the primary causes of the mix shift. In addition, the shift in the mix of our pretax income was also the result of the continued shift of our production activities to Ireland in accordance with the manufacturing consolidation strategy.

OPERATING PROFIT, NET INCOME AND DILUTED EARNINGS PER SHARE

OPERATING PROFIT, NET INCOME AND DILUTED EARNINGS PER SHARE

$ in millions, except per share data

	2008	2007	2006
Operating profit	$233.5	$216.7	$144.3
Operating profit margin	14.6%	14.2%	11.5%
Net income	$145.8	$136.5	$97.0
Diluted earnings per share	$2.62	$2.48	$1.79

2008 versus 2007

Operating profit increased $16.8 million, or 8 percent, in 2008 compared to 2007 primarily as a result of higher gross profit and lower R&D expenses, offset by higher SG&A expenses. The 7 percent increase in net income and 6 percent increase in diluted earnings per share were attributable to higher operating profit and lower interest expense, partially offset by a higher tax rate in 2008.

IMPROVEMENT IN PROFITABILITY

2007 versus 2006

The improvement in operating profit, net income and diluted earnings per share was primarily due to higher gross profit. Net income increased $39.5 million, or 41 percent, in 2007 compared to 2006. The increase was primarily the result of higher 2007 operating profit and the lower effective tax rate, somewhat offset by higher interest expense associated with the financing of the Serologicals acquisition.

Diluted earnings per share increased $0.69, or 39 percent, in 2007 compared to 2006. The increase was the result of the reasons discussed above.

Capital Resources and Liquidity

The following table shows information about our capitalization as of the dates indicated:

TOTAL CAPITALIZATION

$ in millions

	2008	2007
Cash and cash equivalents	$115	$36
Total debt	$1,133	$1,265
Total capitalization (debt plus equity)	$2,411	$2,402
Debt to total capitalization	47.0%	52.7%

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, investments in businesses, product development, and debt service. Our primary sources of liquidity are internally generated cash flows and borrowings under our revolving credit facility. Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products, our ability to integrate acquisitions, deterioration in certain financial ratios, and market changes in general.

42	MILLIPORE FORM 10-K 2008

PART II

Recent distress in the global economy has had an adverse impact on financial market activities including, among other things, volatility in security prices, diminished liquidity and credit availability, and declining valuations of certain investments. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position, results of operations, or liquidity during 2008. There can be no assurance, however, that changing circumstances will not affect our future financial position, results of operations, or liquidity.

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

We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. In response to the distress in the global economy, we increased our cash balance in the United States to mitigate any unanticipated liquidity issues with our banking partners. We intend to maintain the balance at a similar level for the foreseeable future. Furthermore, our ability to obtain equity financing, as well as availability of additional borrowings under our revolving credit facility, provide additional potential sources of liquidity should they be required.

The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences. However, these cash balances are generally available without legal restrictions to fund ordinary business operations. We have transferred, and will continue to transfer, cash from our subsidiaries to us and to other international subsidiaries when it is cost effective to do so.

On February 20, 2009, we acquired Guava Technologies, Inc. (“Guava”), a provider of easy-to-use, bench top cell analysis systems for $22.6 million, subject to closing adjustments. We paid for the acquisition with available cash on hand. Guava generated approximately $22.0 million in sales during 2008.

CASH FLOWS

The following table summarizes our sources and uses of cash over the periods indicated:

SOURCES AND USES OF CASH

$ in millions

	2008	2007	2006
Net cash provided by operating activities	$269.6	$222.2	$147.3
Net cash used for investing activities	(113.7)	(113.5)	(1,168.8)
Net cash (used for) provided by financing activities	(70.0)	(153.4)	557.1
Increase (decrease) in cash and cash equivalents	79.3	(41.3)	(459.6)

OPERATING CASH FLOWS

Cash provided by operating activities was $269.6 million for the year ended December 31, 2008 and was primarily attributable to our net income of $145.8 million and non-cash adjustments for depreciation and amortization expenses of $132.3 million, stock-based compensation expense of $23.0 million, and other non-cash expenses of $8.5 million. These factors were partially offset by deferred income tax benefits of $12.2 million and a net working capital increase of $27.7 million. Our deferred income tax benefits were the result of a decrease in our deferred tax liabilities associated with the amortization of acquired intangible assets from business acquisitions, which are not tax deductible. The increase in our working capital from December 31, 2007 to December 31, 2008 was primarily

MILLIPORE FORM 10-K 2008	43

PART II

attributable to decreases in accounts payable of $25.4 million, caused by the timing of vendor payments; a decrease in other liabilities of $11.8 million, caused by increased retirement plan funding requirements; an increase in other current assets of $9.1 million primarily caused by the timing of income tax payments; decreases in accounts receivable of $15.3 million caused by our continued focus on cash collection; and a decrease in inventory of $3.9 million.

The decreased inventory balances caused the number of days supply in ending inventory to decrease 9 days to 129 days at December 31, 2008 compared to 138 days at December 31, 2007. The number of days sales outstanding in ending accounts receivable was 66 days at December 31, 2008 compared with 67 days at December 31, 2007.

INVESTING CASH FLOWS

Cash used for investing activities was $113.7 million during 2008 compared with $113.5 million during 2007. During 2008, we paid $76.5 million for capital expenditures, $32.3 million for the settlement of derivative transactions, and $5.0 million for various technology and distribution rights. We expect our capital expenditures to be approximately $80.0 million for 2009. Cash paid for capital expenditures was lower in 2008 compared to 2007 and 2006 because of large non-recurring capital projects completed in those years.

FINANCING CASH FLOWS

Cash used for financing activities was $70.0 million during 2008 compared with $153.4 million during 2007. Repayments of debt in 2008 included net revolver repayments of $85.1 million. Cash used in financing activities was partially offset by cash received from employees upon the exercise of stock options amounting to $16.9 million.

We will continue to focus on debt repayment with excess cash generated from our operations. To the extent that our cash is not required to pay for capital expenditures or business acquisitions, we plan to pay down our Revolver borrowings and may from time to time repurchase our Convertible Notes or Euro Notes in private transactions.

44	MILLIPORE FORM 10-K 2008

PART II

FINANCING COMMITMENTS

Short-term debt

Short-term debt at December 31, 2008 consisted of borrowings under our operating bank facilities.

Revolving credit facilities

We have a five-year unsecured revolving credit facility (the “Revolver”) that expires in June 2011.

The Revolver provides for a maximum borrowing of €465.0 million, or $650.4 million. We may elect to increase the credit facilities by an amount not in excess of €130.0 million. We may prepay any outstanding borrowings in whole or in part without premium or penalty. We are required to pay an unused commitment fee ranging between 0.0675 percent and 0.60 percent annually based on the Revolver’s debt rating.

We are required to maintain certain leverage and interest coverage ratios as set forth in the Revolver agreement. The agreement also includes limitations on our ability to incur additional indebtedness; to merge, consolidate, or sell assets; to create liens; to make payments in respect of capital stock or subordinated debt, as well as other customary covenants and representations. In general, the leverage ratio is calculated by dividing our total outstanding indebtedness at December 31, 2008 by our cumulative adjusted cash earnings for the twelve months ended at December 31, 2008. The interest coverage ratio is calculated by dividing our cumulative adjusted cash earnings for the twelve months ended at December 31, 2008 by our cumulative gross interest expense for the twelve months ended at December 31, 2008. The definitions of the factors used to calculate these leverage and interest coverage ratios are included in the Revolver agreement.

The following table summarizes the financial covenant requirements as of December 31, 2008 and thereafter and our compliance with these covenants as of December 31, 2008:

REVOLVER AGREEMENT COVENANTS

	Requirement	Actual at December 31, 2008
Maximum leverage ratio	3.50:1	2.73:1
Minimum interest coverage ratio	3.50:1	7.05:1

Our ability to continue to comply with these covenants will depend primarily on the success in growing our business and generating substantial operating cash flows. Future compliance with the covenants may be adversely affected by various economic, financial, and industry factors. Noncompliance with the covenants would constitute an event of default under the Revolver, allowing the lenders to accelerate repayment of any outstanding borrowings. In the event of any potential failure by us to continue to be in compliance with any covenants, we would seek to negotiate amendments to the applicable covenants or to obtain compliance waivers from our lenders.

As of December 31, 2008, we had borrowings outstanding under the Revolver of $215.3 million, which were classified as long-term debt. As of December 31, 2008, we had $435.1 million available for borrowing under the Revolver. The borrowing capacity allowed by our debt covenants under the Revolver was $307.0 million at December 31, 2008.

In December 2008, we entered into revolving credit agreements with two Japanese banks. The credit facilities

MILLIPORE FORM 10-K 2008	45

PART II

provide for cumulative borrowings of ¥7.0 billion (U.S. dollar equivalent of $77.2 million) with an interest rate of TIBOR plus an applicable margin. Interest is payable at the end of an interest period based upon the term of the borrowing. These credit facilities expire in June 2009 and December 2009 and are subject to annual renewal at terms consistent with the initial agreement. As of December 31, 2008, we had no outstanding borrowings under these facilities.

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

On or after December 1, 2011, we have the option to redeem the Convertible Notes at a redemption price equal to 100 percent of the principal amount of the notes, plus accrued but unpaid interest. On each of December 1, 2011, June 1, 2016 and June 1, 2021, holders of the Convertible Notes have the option to require us to purchase all or a portion of their notes at a purchase price in cash equal to 100 percent of the principal amount of the notes, plus accrued but unpaid interest. Holders may also require us to repurchase all or a portion of their notes upon a fundamental change, as defined in the debt agreement, at a repurchase price in cash equal to 100 percent of the principal amount of the notes to be repurchased, plus accrued but unpaid interest.

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

46	MILLIPORE FORM 10-K 2008

PART II

immediately due and payable. We are currently in compliance with the covenant restrictions.

5.875% senior notes due 2016

In June 2006, we issued €250.0 million in aggregate principal amount of 5.875 percent senior notes (the “Euro Notes”) due 2016. Interest is payable semi-annually in arrears on June 30 and December 30 of each year. The Euro Notes were issued at 99.611 percent of the principal amount, which resulted in an original issue discount of €1.0 million, or $1.4 million. We recorded $3.3 million of deferred financing costs associated with the issuance of the Euro Notes. The Euro Notes are our senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness.

Upon the occurrence of any change in control, holders of the Euro Notes may require us to repurchase all of their Euro Notes for a cash price equal to 101 percent of the principal amount, plus accrued and unpaid interest thereon. Before June 30, 2016, we may, at our option, redeem the Euro Notes, in whole or in part, for cash, at a redemption price equal to 100 percent of the principal amount of the Euro Notes we redeem, plus an applicable “make-whole” premium. In addition, we may redeem, at our option, in whole but not in part, at a redemption price equal to 100 percent of the principal amount, plus accrued and unpaid interest, upon the occurrence of certain tax events in the United States.

The indenture for the Euro Notes places certain restrictions on our ability to create, incur, assume or suffer liens on our manufacturing plants and other principal facilities in the United States and ability to enter into certain sale lease-back transactions. We would also be considered in default if we fail to fulfill our redemption obligations, make required interest payments, provide notice to holders of the Euro Notes in certain specified circumstances, or cure our default on any of our indebtedness or that of our subsidiaries in the aggregate principal amount of $50 million or more, If an event of default has occurred and is continuing, the principal amounts of the Euro Notes plus any accrued interest thereon may become immediately due and payable. We are currently in compliance with the covenant restrictions.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our minimum future payments under our contractual obligations at December 31, 2008:

OBLIGATIONS AND COMMITMENTS PAYMENT DUE

In millions, at December 31, 2008	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$1,654.8	$41.7	$298.8	$83.4	$1,230.9
Non-cancellable operating leases	105.9	23.9	41.0	19.6	21.4
Employee pension and postretirement medical plans	63.6	4.5	9.5	11.4	38.2
Non-cancellable purchase obligations	99.3	79.3	18.2	0.6	1.2
Total	$1,923.6	$149.4	$367.5	$115.0	$1,291.7

Long-term debt obligations include estimated interest payments on our 3.75 percent Convertible Notes and our 5.875 percent Euro Notes for the respective periods presented above. Outstanding borrowings of $215.3 million under our Revolver are included in the table above as payments due in 1-3 years because the maturity date of the Revolver will be June 6, 2011.

We maintain various defined benefit pension and postretirement plans for the benefit of our employees. At December 31, 2008, our U.S. pension plan and postretirement benefit plans were under-funded by $29.4 million and $3.1 million, respectively. At December 31, 2008, our foreign retirement plans were under-funded by $18.6 million. We anticipate funding for these plans will

MILLIPORE FORM 10-K 2008	47

PART II

be between $4.3 million and $9.3 million depending on our decisions on funding levels for our U.S. pension plan in 2009. Amounts included in the table above for employee pension and post-retirement medical plans reflect projected benefit payments.

Our future pension expense and pension liabilities will be affected by fluctuations in future discount rates as well as the fair market value of assets used to fund these plans.

Our non-cancellable purchase obligations include obligations related to the future purchase of goods and services, capital lease obligations, and other long term liabilities reflected on our balance sheet.

The above table does not reflect unrecognized tax benefits of $24.4 million, the timing of which is uncertain. We cannot make reasonably reliable estimates of the period of cash settlement with tax authorities.

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 to the consolidated financial statements describes the significant accounting policies used in the preparation of our consolidated financial statements. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The most significant areas involving management estimates, judgments and assumptions are described below. Actual results in these areas could differ from management’s estimates.

REVENUE RECOGNITION

Revenue from the sale of products is recognized when we meet all of the criteria specified in Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” These criteria include:

evidence of an arrangement is in place;
related prices are fixed or determinable;
delivery or performance has occurred; and
collection of the resulting receivable is reasonably assured.

Customer purchase orders or sales agreements evidence our sales arrangements. These purchase orders and sales agreements specify both selling prices and quantities, which are the basis for recording sales revenue. Trade terms for the majority of our sales contracts indicate that title and risk of loss pass from us to our customers when we ship products from our facilities, which is when revenue is recognized. Revenue is deferred until our products arrive at customers’ facilities in situations where trade terms indicate that title and risk of loss pass from us to the customers upon their receipt of our products. We perform ongoing credit evaluations of our customers and ship products only to customers that satisfy our credit evaluation. We also maintain allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. We have not experienced any deterioration in the credit quality of our customers in the recent distress in the global economy.

Consumable and hardware products excluding fixed price contracts account for over 90 percent of our total consolidated revenues and are typically sold with standard terms and conditions. Revenues for these products are generally recognized upon shipment or delivery to the customers. In instances where we sell filtration systems products with a related installation obligation, we generally recognize revenue related to the filtration systems when title passes and recognize revenue related to the installation when installation is complete. The allocation of revenue between the filtration system and the installation is based on relative fair value at the time of sale.

In limited cases, our customers may require site acceptance testing for certain customized products built to customers’ specifications. Revenues on these products are deferred upon shipment and are recognized when site acceptance testing is completed.

Revenue from service arrangements is recognized when the services are provided, or over the contractual period. For

48	MILLIPORE FORM 10-K 2008

PART II

laboratory water systems, installation and maintenance service revenues are recognized when the site service visit is completed. For validation testing services, revenue is recognized when the contracted study is completed and accepted by the customer. For sample analysis services, revenue is recognized as each sample analysis is completed. For assay development and assay validation services, revenue is recognized proportionally as contractually defined deliverables are provided to the customer. Revenue related to maintenance and warranty service contracts is recognized ratably over the contractual period or as the services are performed, based on the terms of the arrangement.

Revenue for fixed price contracts associated with our large, custom process equipment business is recognized under the percentage of completion method (“POC”). Approximately 2 percent of our revenue was derived from POC sales in 2008. Revenue is recognized based on the ratio of hours expended compared with the total estimated hours to complete the construction of the process equipment. The cumulative impact of any revisions in estimates of the percent completed is reflected in the period in which the changes become known. In the event that assumptions used in calculating POC during the construction of the process equipment are later revised, total revenue and expenses estimated for contracts upon completion could differ from the latter estimate. If it is estimated that the project will result in a loss when completed, the entire loss is recognized at that point. Actual results related to POC estimates have been materially the same as the assumptions used at the beginning of each contract. In addition, should a POC contract be cancelled while in progress, we would generally be able to recover expenses incurred with progress payments previously received during the design and construction period. Typically, such progress payments can range between 20 percent and 60 percent of the total contract sales value. Historically, we have experienced few cancellations.

We recognize license and royalty revenue when the amounts are determinable and we have fulfilled our obligations under the applicable agreement. This generally occurs when cash payments are received or licensed sales are reported to us.

INVENTORY VALUATION

Our product life cycle is generally a minimum of 3 years and may be in excess of 20 years. Therefore, we generally rely upon recent historic usage, expiration dates, and estimated future demand in estimating the realizable value of our inventory. Finished goods and components that are determined to be obsolete are written off when such determination is made. In certain cases, such as for newly introduced products and overstocked products, estimated future demand is considered in establishing inventory writedowns. Raw material and work-in-process inventories are also reviewed for obsolescence and alternative or future use based on reviewing manufacturing plans, estimated future demand and market conditions. In situations where it is determined that work-in-process inventories cannot be converted into finished goods, the inventories are written down to net realizable value. Inventory at December 31, 2008 reflected cumulative net realizable value write-downs of $41.5 million. Should it be determined that write-downs are insufficient, we would be required to record additional inventory write-downs, which would have a negative impact on gross profit margin. Once recorded, inventory valuation provisions are not subsequently reversed unless the related inventory items are subsequently sold.

VALUATION OF LONG-LIVED ASSETS

Valuation of certain long-lived assets including property, plant and equipment, intangible assets, and goodwill requires significant judgment. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business acquisition. A significant portion of the purchase price in our acquisitions is assigned to intangible assets and goodwill. Assigning value to intangible assets requires that we use significant judgment in determining (i) the fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible assets will be amortized. We utilize commonly accepted valuation techniques, such as the income approach and the cost approach, as appropriate, in establishing the fair value of long-lived assets. Typically, key assumptions include projected revenue and expense levels used in establishing the fair value of business acquisitions as well

MILLIPORE FORM 10-K 2008	49

PART II

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

significant underperformance relative to expected historical or projected future operating results;
significant negative industry or economic trends; or
significant changes or developments in strategy or operations that negatively affect the utilization of our long-lived assets.

Should we determine that the carrying value of long-lived tangible and intangible assets may not be recoverable, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. We may also estimate fair value based on market prices for similar assets, as appropriate. Significant judgments are required to estimate future cash flows, including the selection of appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for these assets.

In November 2008, we changed our marketing strategy for an idle facility because of continued weakness in the United States real estate market, excess production capacity in the North American biopharmaceutical industry, and the current global economic crisis. We analyzed the expected cash flows from different sales scenarios and determined that the net carrying value of the assets was not recoverable. We recorded an impairment loss of $5.8 million to adjust the carrying value to the estimated fair value, which is included in selling, general and administrative expenses in the consolidated statement of operations. The fair value was determined based on sell-

ing price of comparable assets and discounted over the period of time which we expect it will take to sell the facility and the related equipment.

We perform annual reviews in our second quarter for impairment of goodwill or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill may be considered to be impaired if we determine that the carrying value of a reporting unit, including goodwill, exceeds the reporting unit’s fair value. Our reporting units are our Bioprocess and Bioscience operating segments. Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units. We estimate the fair value of our reporting units using a combination of valuation techniques, including discounted cash flows and cash earnings multiples, and compare the values to our estimated enterprise value. Our annual impairment test did not indicate any impairment on our goodwill. In response to the recent distress in the global economy, we reassessed our goodwill as of December 31, 2008 and concluded that there was no impairment.

STOCK-BASED COMPENSATION

We follow the methodology of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective approach upon initial adoption, to account for all of our stock-based awards. Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. We estimate the fair value of our stock options using the Black-Scholes option-pricing model and the fair value of our restricted stock awards and restricted stock units based on the quoted market price of our common stock at the date of grant. We recognize the associated compensation expense on a straight-line basis over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeiture history and are updated on a quarterly basis to reflect actual forfeitures of unvested awards and other known events.

50	MILLIPORE FORM 10-K 2008

PART II

Estimating the fair value for stock options requires judgment, including the expected term of our stock options, volatility of our stock, expected dividends and risk-free interest rates over the expected term of the options. The expected term represents the average time that options are expected to be outstanding and is estimated based on the historical exercise, post-vesting cancellation and expiration patterns of our stock-based awards. The expected volatility rates are estimated based on historical volatilities of our common stock over a period of time that approximates the expected term of the options. Expected dividends are estimated based on our dividend history as well as our current projections. The risk-free interest rate for periods approximating the expected terms of the options is based on the U.S. Treasury yield curve in effect at the date of grant.

INCOME TAXES

We recognize income taxes when transactions are recorded in our consolidated statement of operations, with deferred taxes provided for items that are recognized in different periods for financial statement and tax reporting purposes. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2008, we had valuation allowances of $2.4 million related to federal research credits, $23.0 million related to state tax credits and net operating loss carryforwards, and $2.6 million related to a capital loss carryforward.

We are a worldwide business. We are subject to tax audits on a regular basis. Because significant judgment is required in determining our worldwide provision for income taxes, we periodically assess our income tax positions and record tax benefits for all years subject to examination based on our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we estimate and record the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority. For those income tax positions that are not likely to be sustained, no tax benefit is recognized in the financial statements. We believe our tax reserves are necessary to appropriately reflect tax obligations that may arise out of current and future audits. Any reduction of these contingent liabilities or additional assessment would increase or decrease income, respectively, in the period such determination is made. Over the next 12 months, we may need to record up to $3.0 million of previously unrecognized tax benefits in the event of statute of limitations closures.

In the normal course of business, we are examined by various tax authorities, including the IRS. In 2008, the IRS concluded its examination of years 2004 and 2005, without any significant adjustments.

We provide for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered indefinitely invested outside the U.S. We elected to treat the earnings of our Ireland, United Kingdom and Sweden subsidiaries as indefinitely invested outside the U.S. These elections were made based on our operating plans and foreign debt service requirements.

EMPLOYEE RETIREMENT PLANS

In the U.S., we sponsor a pension plan and a postretire-ment medical plan covering substantially all employees who meet certain eligibility requirements. For both plans, we determine several key assumptions that are used in calculating the expense and liability of the plans, typically on an annual basis.

For the pension plan, these key assumptions include the discount rate and expected return on plan assets. In selecting the expected return on assets, we considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits under the pension plan. This included considering the asset allocations and the expected returns likely to be earned over the life of this plan. The assumed discount rate is intended to approximate the actual rate at which benefits could effectively be settled. We used the Citigroup Pension Discount Curve as the benchmark rate for estimating our discount rate for pension expense. In addition, we update, as needed, other assumptions used in determining the expense and liabilities of the plan, such as withdrawal and mortality assumptions

MILLIPORE FORM 10-K 2008	51

PART II

based on the average age grouping of our plan participants and updated mortality tables published by the Society of Actuaries. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the amount of pension expense recorded by us in future years. During 2008, we recognized our pension expense using a discount rate of 6.5 percent and an expected return on plan assets of 8 percent related to our U.S. pension plan. The most sensitive assumptions used in calculating the expense and liability of our U.S. pension plan were the discount rates and the expected rate of return on plan assets. Although they were the most sensitive assumptions, a 0.5 percentage point change in either assumption would be immaterial to our results of operations and financial position.

For the postretirement medical plan, significant assumptions included the discount rate, the future medical cost escalation rate, withdrawal rates and mortality rates. The actuarial assumptions used by us may differ materially from future actual results because of changing conditions in the growth of medical expenses or longer or shorter life spans of the participants. These differences may have a significant effect on the amount of postretirement medical expense recorded by us. During 2008, we recognized our expense using a discount rate of 6.25 percent for 7 months and 6.75 percent for 5 months because the amendments to the plan in August 2008 triggered a new measurement date under SFAS No. 106 and an expected medical cost escalation rate that declines gradually from 8 percent in 2008 to 5 percent in 2014. Although these are the most sensitive assumptions, a 0.5 percentage point change in either assumption would be immaterial to our results of operations and financial position.

In August 2008, we made a number of amendments to our U.S. postretirement benefit plan effective January 1, 2009. These amendments included the elimination of dental and life insurance benefits, medical benefit cost sharing changes for pre-65 retirees, and the elimination of medical coverage for employees who retire after December 31, 2010. We recorded a curtailment gain of $2.7 million in selling, general and administrative expenses in the statement of operations for the three months ended September 27, 2008 as a result of these amendments.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

We are exposed to foreign currency exchange rate risk inherent in revenues, net income, and assets and liabilities denominated in currencies other than the U.S. dollar. The potential change in foreign currency exchange rates represents a substantial risk to us because approximately 67 percent of our business was conducted outside of the United States for the year ended December 31, 2008, generally in foreign currencies. Our primary risk management strategy is to use forward exchange contracts to hedge certain foreign currency transaction exposures. The intent of this strategy is to offset gains and losses that occur on the underlying booked exposures with

52	MILLIPORE FORM 10-K 2008

PART II

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

As of December 31, 2008, we had open forward exchange contracts designated as cash flow hedges of forecasted intercompany sales with total U.S. dollar equivalent notional amounts of approximately $136.5 million. These forward exchange contracts are generally short-term in nature and mature through February 2010. Based on our analysis, a hypothetical adverse foreign exchange rate movement of 10 percent against our forward exchange contracts would have resulted in a net loss in fair value of these contracts of approximately $17.7 million. In addition, we also hold forward exchange contracts to mitigate the impact of foreign exchange risk related to certain foreign currency denominated receivable and payable balances. Changes in fair value of these forward exchange contracts are recorded through current earnings because these instruments do not qualify for hedge accounting. As of December 31, 2008, the U.S. dollar equivalent notional amounts of the forward exchange contracts related to foreign currency denominated receivable and payable balances totaled $303.5 million. The periods of these forward exchange contracts typically span less than three months. The fair value of these forward exchange contracts was a net gain of $4.4 million at December 31, 2008.

During 2007, we entered into forward exchange contracts to hedge the foreign exchange risk related to foreign currency denominated debt. The initial forward exchange contracts matured in October 2007, resulting in a realized loss of $17.9 million. At the same time, we entered into additional forward exchange contracts which matured in April 2008, resulting in a realized loss of $32.3 million. The net realized losses on these forward exchange contracts were substantially offset by gains on the underlying transactions.

Our risk management policy allows for hedging our net investments in foreign subsidiaries, using both derivative and non-derivative instruments. In June 2006, we issued €250.0 million of Euro-denominated senior notes which gives rise to foreign exchange risk when the debt is remeasured into U.S. dollars at the end of each period. The remeasurement gains and losses are recorded in other comprehensive income because we designated this debt as an economic hedge of our net investments in European subsidiaries. Upon maturity, however, we could be exposed to significant exchange rate risk because we will be required to repay the debt at the then current market exchange rates, which could be higher than the rates at which we borrowed the debt in June 2006. As of December 31, 2008, we have recorded a cumulative loss of $35.9 million in accumulated other comprehensive income attributable to the change in value of the U.S. dollar versus the Euro since the issuance of the notes. A further 10 percent strengthening or weakening of the Euro against the U.S. dollar will cause this cumulative loss to increase or decrease by $35.0 million.

We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

INTEREST RATE RISK

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which affect our debt as well as cash and cash equivalents. As of December 31, 2008, our debt portfolio was comprised of a combination of fixed and floating rate borrowings. Our exposure to interest rate risk primarily relates to our revolving credit facilities, under which the interest rates on our borrowings float with LIBOR rates. The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible notes is affected by our stock price. The total estimated fair value of our fixed rate debt at December 31, 2008 was $725.9 million.

MILLIPORE FORM 10-K 2008	53

PART II

Fair values were determined from available market prices using current interest rates, non-performance risk and terms to maturity. If interest rates were to increase or decrease by 1 percent, the fair value of our long-term debt would decrease or increase by approximately $22.7 million.

We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

CREDIT RISK

We are exposed to concentrations of credit risk in cash and cash equivalents, trade receivables, and forward exchange contracts. Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. The amount placed with any one institution is limited by policy. Trade receivables credit risk exposure is limited because of our large number of established customers and their dispersion across different geographies. No single customer accounted for 10 percent or more of our consolidated trade receivables as of December 31, 2008.

We are exposed to credit risk on our hedging instruments in the event of nonperformance by counterparties. The fair value of gains on derivative instruments reflects adjustments for non performance risks of the counterparties. However, we do not anticipate nonperformance by any of these counterparties because our hedging activities are transacted only with financial institutions with high credit ratings.

Related Party Agreements

Rolf A. Classon, a Director of Millipore since December 2005, retired as Chairman and President of Bayer Healthcare LLC in July 2004. He is currently a member of the Supervisory Board of Bayer Healthcare AG. During 2008, Bayer AG (including Bayer Healthcare LLC), purchased a total of $15.6 million of products from Millipore. The relationship between Millipore and Bayer predates Mr. Classon’s election as a Director.

During 2008, our employees had hotel accommodations and business functions at one or more hotels located near our facilities in Molsheim, France. These hotels are owned by a brother of Dominique F. Baly, a former Vice President of Millipore.

Dividends

We did not declare any cash dividends in 2008 or 2007. We do not currently have plans to make future cash dividend declarations or payments.

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

New Accounting Pronouncements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for our financial assets and liabilities. We will adopt the provisions of SFAS No. 157 for non-financial assets and liabilities that are measured or recognized at fair value on a non-recurring basis as of January 1, 2009, in accordance with the partial deferral of this standard by the Financial Accounting Standards Board (“the FASB”). We are currently evaluating the effects of the provisions of SFAS No. 157 on our non-financial assets and liabilities that are measured or recognized at fair value on a non-recurring basis.

54	MILLIPORE FORM 10-K 2008

PART II

In June 2007, the Emerging Issues Task Force (the “EITF”) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires companies that are involved in research and development activities to defer nonrefundable advance payments for future research and development activities and to recognize those payments as goods and services are delivered. Companies are required to assess on an ongoing basis whether or not the goods or services will be delivered and to expense the nonrefundable advance payments immediately if delivery of such goods or services is determined to be unlikely. EITF 07-3 is effective for new arrangements entered into subsequent to the beginning of our fiscal year 2008. Adoption of EITF 07-3 did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method. However, SFAS No. 141 (R) changes the method of applying the acquisition method in a number of significant aspects: acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R)

would also follow the provisions of SFAS No. 141(R). Early adoption of the provisions of SFAS No. 141 (R) is not permitted. We do not anticipate that our adoption of SFAS No. 141(R) will have a material impact on our consolidated financial statements as a result of our past acquisitions. However, SFAS No.141(R) may give rise to more volatility in our consolidated statement of operations as a result of future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). This statement is effective for fiscal periods beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of SFAS No. 160 will not have a significant impact on our financial position or results of operations.

In December 2007, the EITF reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 is effective for financial statements issued for fiscal periods beginning after December 15, 2008 and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrange-

MILLIPORE FORM 10-K 2008	55

PART II

ment, accounting policy, amount and income statement classification of collaboration transactions between the parties, and amounts due from or owed to other participants under the collaborative arrangements. We have concluded that EITF 07-1 will have no impact on our consolidated financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended, through additional qualitative and quantitative disclosures on derivatives, to provide users of financial statements with enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We will adopt this standard effective January 1, 2009. We are currently evaluating the disclosure implications of SFAS No. 161.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Con version (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 clarifies that convertible debt instruments that may be settled in cash (including partial cash settlement upon conversion) are not addressed by Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt Issued with Stock Purchase Warrants”. FSP 14-1 requires issuers of such convertible debt instruments to allocate the proceeds to a liability component, issued at a discount, and an equity component. The portion allocated to the equity component would be recorded as a discount on the debt that would be amortized over the period the convertible debt is expected to be outstanding. FSP 14-1 changes the accounting treatment for our 3.75 percent convertible senior notes that were issued in June 2006. This change in accounting principle will result in increased non-cash inter-

est expense and will impact the presentation of our convertible senior notes in the consolidated financial statements. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented. We estimate that, upon adoption of the provisions of FSP 14-1, $483.7 million of the $565.0 million total principal amount of our 3.75 percent convertible senior notes will be allocated to the liability component, which represents the estimated fair value of similar debt instruments without the conversion option as of the date of issuance. The remaining $81.3 million will be reclassified as additional paid-in capital, which reflects the value attributable to the conversion feature. This reclassification will create a debt discount of $81.3 million that will be amortized as interest expense over the five and one-half year period from June 1, 2006 to December 1, 2011, which represents the expected life of the instrument. Additionally, approximately $1.9 million of deferred financing costs capitalized at the time of issuance will be reclassified to equity as equity issuance costs and will not be amortized as interest expense. Upon adoption, we will recognize additional interest expense of $13.7 million, $12.8 million, and $7.1 million for fiscal years 2008, 2007, and 2006, respectively.

In June 2008, the FASB reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 requires that we apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects, if any, that EITF 07-5 will have on our consolidated financial statements.

In November 2008, the EITF reached a concensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6”). EITF 08-6 is effective on a

56	MILLIPORE FORM 10-K 2008

PART II

prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. EITF 08-6 addresses the impact that SFAS No. 141(R) and SFAS No. 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. We are currently evaluating the impact of EITF 08-6 and anticipate that it will not have a significant impact on our financial position or results of operations.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and requires additional disclosures about postretirement benefit plan assets including: description of how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. We are currently evaluating the disclosure implications of this FSP.

Forward-Looking Statements

The matters discussed in this Form 10-K Annual Report, as well as in future oral and written statements by our management, that are forward-looking statements are based on our current management expectations. These expectations involve substantial risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our future operating results include, without limitation, the risk factors and uncertainties set forth in Item 1A and elsewhere in this Form 10-K Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is set forth under the heading “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 above which information is hereby incorporated by reference.

MILLIPORE FORM 10-K 2008	57

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

58	MILLIPORE FORM 10-K 2008

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Millipore Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Millipore Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control over Financial Reporting” appearing under item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for income tax contingencies in 2007.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2009

MILLIPORE FORM 10-K 2008	59

Consolidated Statements of Operations

	Year ended December 31,

(In thousands, except per share data)	2008	2007	2006
Net sales	$1,602,138	$1,531,555	$1,255,371
Cost of sales	749,307	721,092	625,608
Gross profit	852,831	810,463	629,763
Selling, general and administrative expenses	516,729	486,737	398,842
Research and development expenses	102,605	106,999	86,617
Operating profit	233,497	216,727	144,304
Interest income	948	1,453	21,415
Interest expense	(56,425)	(65,757)	(45,336)
Income before income taxes and minority interest	178,020	152,423	120,383
Provision for income taxes	28,657	12,424	21,462
Minority interest, net of tax	3,562	3,527	1,937
Net income	$145,801	$136,472	$96,984
Earnings per share:
Basic	$2.64	$2.52	$1.82
Diluted	$2.62	$2.48	$1.79
Weighted average shares outstanding:
Basic	55,128	54,263	53,160
Diluted	55,711	55,028	54,245

The accompanying notes are an integral part of the consolidated financial statements.

60	MILLIPORE FORM 10-K 2008

Consolidated Balance Sheets

	December 31,

(In thousands, except per share data)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$115,462	$36,177
Accounts receivable (less allowance for doubtful accounts of $2,930 and $3,613 at December 31, 2008 and 2007, respectively)	274,529	292,143
Inventories	259,360	277,355
Deferred income taxes	70,305	66,451
Other current assets	32,787	17,963
Total current assets	752,443	690,089
Property, plant and equipment, net	577,410	589,161
Deferred income taxes	28,445	21,973
Intangible assets, net	369,473	432,108
Goodwill	1,004,694	1,019,581
Other assets	19,185	24,345
Total assets	$2,751,650	$2,777,257
Liabilities, Minority Interest and Shareholders’ Equity
Current liabilities:
Short-term debt	$4,391	$5,240
Accounts payable	70,037	96,915
Income taxes payable	9,966	11,248
Accrued expenses	162,681	164,996
Deferred income taxes	288	3,842
Total current liabilities	247,363	282,241
Deferred income taxes	7,263	9,384
Long-term debt	1,128,901	1,260,043
Other liabilities	84,122	82,778
Total liabilities	1,467,649	1,634,446
Minority interest	6,326	6,243
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock, par value $1.00 per share, 120,000 shares authorized; 55,260 shares issued and outstanding as of December 31, 2008; 54,772 shares issued and outstanding as of December 31, 2007	55,260	54,772
Additional paid-in capital	297,257	260,334
Retained earnings	988,235	842,558
Accumulated other comprehensive loss	(63,077)	(21,096)
Total shareholders’ equity	1,277,675	1,136,568
Total liabilities, minority interest and shareholders’ equity	$2,751,650	$2,777,257

The accompanying notes are an integral part of the consolidated financial statements.

MILLIPORE FORM 10-K 2008	61

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2008, 2007 and 2006

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)				Total Shareholders’ Equity
(In thousands)	Shares	Par Value				Gain (Loss) on Cash Flow Hedges	Translation Adjustments	Unfunded Pension Liabilities	Total
Balance at December 31, 2005	52,227	$52,227	$129,848	$609,702	$(290)	$–	$8,042	$(7,966)	$76	$791,563
Comprehensive income:
Net income				96,984						96,984
Minimum pension liability adjustments, net of tax of $1,189								(1,238)	(1,238)	(1,238)
Translation adjustments, net of tax of $5,087							(4,774)		(4,774)	(4,774)
Total comprehensive income										90,972
SFAS No. 158 adoption adjustment, net of tax of $707								(2,637)	(2,637)	(2,637)
Stock issued under stock plans	1,297	1,297	54,921							56,218
Reclassification upon adoption of SFAS No. 123R			(290)		290					–
Stock-based compensation expense			12,295							12,295
Balance at December 31, 2006	53,524	53,524	196,774	706,686	–	–	3,268	(11,841)	(8,573)	948,411
Comprehensive income:
Net income				136,472						136,472
Net realized loss on cash flow hedges, net of tax of $49						(73)			(73)	(73)
Net unrealized loss on cash flow hedges, net of tax of $254						(340)			(340)	(340)
Change in additional pension liability, net of tax of $1,065								3,753	3,753	3,753
Translation adjustments, net of tax of $0							(15,863)		(15,863)	(15,863)
Total comprehensive income										123,949
Stock issued under stock plans	1,248	1,248	47,600							48,848
FIN 48 adoption adjustment				(600)						(600)
Stock-based compensation expense			15,960							15,960
Balance at December 31, 2007	54,772	54,772	260,334	842,558	–	(413)	(12,595)	(8,088)	(21,096)	1,136,568
Comprehensive income:
Net income				145,801						145,801
Net realized loss on cash flow hedges, net of tax of $12						(87)			(87)	(87)
Net unrealized loss on cash flow hedges, net of tax of $823						(2,138)			(2,138)	(2,138)
Change in additional pension liability, net of tax of $6,841								(12,802)	(12,802)	(12,802)
Translation adjustments, net of tax of $528							(26,954)		(26,954)	(26,954)
Total comprehensive income										103,820
Stock issued under stock plans	488	488	13,910							14,398
Adoption of SFAS No. 158 measurement date provision				(124)						(124)
Stock-based compensation expense			23,013							23,013
Balance at December 31, 2008	55,260	$55,260	$297,257	$988,235	$–	$(2,638)	$(39,549)	$(20,890)	$(63,077)	$1,277,675

The accompanying notes are an integral part of the consolidated financial statements.

62	MILLIPORE FORM 10-K 2008

Consolidated Statements of Cash Flows

	Year ended December 31,

(In thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$145,801	$136,472	$96,984
Minority interest	3,562	3,527	1,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,285	123,747	72,277
Business acquisition inventory fair value adjustments	–	11,121	24,871
Amortization of deferred debt issuance costs	3,795	3,791	2,097
Deferred income tax benefit	(12,234)	(20,555)	(14,238)
Stock-based compensation	23,013	15,960	12,295
Curtailment (gain) loss	(2,733)	–	8,664
Other	3,834	(7,504)	2,025
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	15,320	3,196	(31,653)
Inventories	3,945	(15,553)	(4,984)
Other current assets	(9,112)	8,577	1,633
Other assets	398	(1,786)	(309)
Accounts payable	(25,408)	2,176	6,950
Accrued expenses	(1,265)	(37,120)	(9,534)
Income taxes payable	187	(7,779)	(26,431)
Other liabilities	(11,762)	3,900	4,752
Net cash provided by operating activities	269,626	222,170	147,336
Cash flows from investing activities:
Additions to property, plant and equipment	(76,487)	(101,662)	(110,346)
Proceeds from sale of property, plant and equipment	162	6,049	3,939
Acquisition of businesses, net of cash acquired	–	–	(1,176,368)
Purchases of marketable securities	–	–	(1,481,205)
Proceeds from sale of marketable securities	–	–	1,595,152
Settlement of derivative transactions	(32,332)	(17,926)	–
Other	(5,000)	–	–
Net cash used in investing activities	(113,657)	(113,539)	(1,168,828)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	16,907	49,897	56,218
Issuance of 3.75% convertible senior notes due 2026, net of debt issuance costs	–	–	551,639
Issuance of 5.875% senior notes due 2016, net of debt issuance costs	–	–	309,238
Repayment of Serologicals 4.75% convertible debentures	–	–	(277,313)
Repayment of 7.5% ten-year unsecured notes	–	(100,000)	–
Repayments of revolver borrowings, net	(85,075)	(105,610)	(79,285)
Other	(1,808)	2,272	(3,394)
Net cash (used in) provided by financing activities	(69,976)	(153,441)	557,103
Effect of foreign exchange rates on cash and cash equivalents	(6,708)	3,506	4,818
Net increase (decrease) in cash and cash equivalents	79,285	(41,304)	(459,571)
Cash and cash equivalents at beginning of year	36,177	77,481	537,052
Cash and cash equivalents at end of year	$115,462	$36,177	$77,481
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized	$53,447	$72,989	$30,412
Income taxes paid, net of refunds	$42,695	$37,361	$58,397

The accompanying notes are an integral part of the consolidated financial statements.

MILLIPORE FORM 10-K 2008	63

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1.  DESCRIPTION OF OPERATIONS

Millipore is a global leader in life science. We provide innovative products and services that help our academic, biotechnology and pharmaceutical customers advance their research, development, and production. They use our products and services to increase their speed and to improve their consistency while saving costs in laboratory applications and in biopharmaceutical manufacturing.

Millipore is organized around two operating divisions. Our Bioscience Division improves laboratory productivity and work flows by providing innovative products and technologies for life science research. Our Bioprocess Division helps pharmaceutical and biotechnology companies develop their manufacturing processes, optimize their manufacturing productivity, and ensure the quality of drugs.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Millipore Corporation and our subsidiaries. We also consolidate variable interest entities for which we are considered the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

Translation of Foreign Currencies

Local currencies are the functional currencies of our subsidiaries outside of the United States. The financial statements of these subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Assets and liabilities of foreign subsidiaries are translated at prevailing exchange rates on the balance sheet date. Revenues and expenses are translated at average exchange rates during the period. Elements of shareholders’ equity are translated at historical rates. The resulting translation adjustments are reported as a separate component of other comprehensive income in shareholders’ equity. Exchange gains and losses on foreign currency transactions are included in selling, general and administrative expenses in the consolidated statements of operations.

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

64	MILLIPORE FORM 10-K 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Cash Equivalents

Cash equivalents, consisting primarily of investments in money market mutual funds, are carried at cost plus accrued interest, which represents fair market value. All cash equivalents are highly liquid investments with original maturities of three months or less.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents in various financial institutions with high credit ratings and, by policy, limit the amount of credit exposure to any one financial institution.

Concentration of credit risk with respect to accounts receivable is limited because of the large number of customers comprising our customer base and the dispersion of those customers across different geographies. No single customer accounted for 10 percent or more of the consolidated accounts receivable as of December 31, 2008 and 2007. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain allowances for doubtful accounts based on our analysis of historical losses from uncollectible accounts and risks identified for specific customers who may not be able to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The following table presents changes in our allowance for doubtful accounts:

	Year ended December 31,
	2008	2007	2006
Balance at beginning of the year	$3,613	$3,700	$2,851
Provisions	1,884	1,361	820
Write-offs	(2,274)	(1,438)	(1,761)
Recoveries	(89)	(262)	(77)
Acquisitions	–	–	1,648
Foreign exchange	(204)	252	219
Balance at end of year	$2,930	$3,613	$3,700

Inventories

We value our inventories at the lower of market value or actual cost, determined on a first-in, first-out (“FIFO”) basis. We generally rely upon recent usage history, expected future demand, and product expiration dates in estimating the realizable value of our inventories. Finished goods and components determined to be obsolete are written off when such determination is made. In certain cases, such as newly introduced products and overstocked products, expected future demand is considered in establishing inventory write-downs. Raw material and work-in-process inventories are also reviewed for obsolescence based on evaluation of manufacturing plans, expected future demand, alternative use, and market conditions. In situations where we determine that work-in-process inventories cannot be converted into finished goods, the inventories are written down to net realizable value. Should we determine that current levels of write-downs are insufficient, we may record additional inventory write-downs, which would have a negative impact on gross profit. Inventory valuation provisions are not subsequently reversed after they are recorded unless the inventory items are sold.

Our products are made from a wide variety of raw materials that are generally available from alternate sources of supply. However, certain critical raw materials and supplies required for the production of certain principal products are available

MILLIPORE FORM 10-K 2008	65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

only from a single supplier as are some products that we distribute. Such raw materials and distributed products cannot be obtained from other sources without significant delay or at all. If such suppliers were to limit or terminate production or otherwise fail to supply these materials for any reason, such failure could have a significant adverse impact on our results of operations. To mitigate such risks, we periodically purchase quantities of some of these critical raw materials in excess of current requirements in anticipation of future manufacturing needs. With sufficient lead time, we would also be able to validate alternate suppliers for each of these critical raw materials. We may increase inventory levels in advance of facility relocations in accordance with our global supply chain initiatives.

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

We capitalize internal use software development costs. These costs are included in property, plant and equipment as production and other equipment and are amortized on a straight-line basis over the estimated useful lives of the related software, which is generally three years. We capitalize interest costs associated with the construction of certain capital assets.

The estimated useful lives of our depreciable assets are as follows:

Leasehold improvements	Shorter of the life of the improvement or the initial term of the lease
Buildings and improvements	4 to 40 years
Production and other equipment	2 to 30 years

We evaluate the potential impairment of property, plant and equipment whenever events or changes in circumstances indicate that the carrying value of a group of assets may not be recoverable. An impairment loss would be recognized when the carrying amount of the asset group exceeds the estimated undiscounted future cash flows expected to be generated from the use of the asset group and its eventual disposition. The amount of impairment loss to be recorded is measured as the excess of the carrying value of the asset group over its fair value. Fair value is generally determined using a discounted cash flow analysis or market prices for similar assets.

Goodwill and Other Intangible Assets

Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if events or changes in circumstances indicate that an impairment may exist. Goodwill is considered impaired when the carrying value of a reporting unit exceeds its estimated fair value. We perform our annual impairment test as of the end of the second fiscal quarter. Our reporting units are our Bioprocess and Bioscience operating segments. We estimate the fair value of our reporting units using a combination of the discounted cash flow method and the cash earnings multiple method. Such fair value estimates are then validated by comparison to our enterprise value. If the carrying value of our reporting units exceeds their estimated fair value, the fair value is allocated to assets and liabilities of the reporting units, including goodwill, to measure the impairment loss. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its fair value.

Intangible assets with finite useful lives, including patented and unpatented technology, trade names and trademarks, customer related intangibles, and licenses are amortized over periods ranging from 1.5 to 20 years either on a straight-line basis, or in proportion to the projected economic benefits from the intangible assets. In the event that facts and

66	MILLIPORE FORM 10-K 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

circumstances indicate that the carrying value of intangible assets may be impaired, we perform an evaluation to determine if the carrying value of the assets must be written down.

Derivatives and Financial Instruments

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We enter into certain derivative financial instruments, when available on a cost-effective basis, to hedge our underlying foreign currency exchange rate exposures. These instruments are managed on a consolidated basis to take advantage of natural offsets and to minimize our net exposures. Derivative financial instruments are not used for speculative purposes.

We account for derivative financial instruments and hedging activities in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). All derivatives are recognized on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recognized in earnings or other comprehensive income depending on whether the derivative instrument qualifies for hedge accounting. Changes in the fair value of derivatives that are designated and highly effective as cash flow hedges are recorded in other comprehensive income until earnings are affected by the hedged items. Changes in the fair value of derivatives and financial instruments that are used to hedge our net investments in foreign operations are included as translation adjustments in other comprehensive income. Changes in the fair value of derivatives that do not qualifying for hedge accounting, and the ineffective portion of derivative instruments designated as cash flow hedges, are recorded in selling, general and administrative expenses in the consolidated statement of operations. We formally assess, both at the inception of the hedge and on an ongoing basis, whether the transaction being hedged is probable of occurring and whether the derivatives are highly effective in offsetting changes in the cash flows of the hedged items.

When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively in accordance with SFAS No. 133. Cash flows from derivative financial instruments that are designated as hedges are classified within the same category as the item being hedged on the consolidated statement of cash flows. Cash flows from derivatives that are not designated as hedges and settle in different fiscal periods from the hedged transactions are included in cash flows from investing activities.

Stock-based Compensation

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective method. Under this method, compensation expense is recognized for all awards granted on or after January 1, 2006 as well as for the unvested portion of awards granted before January 1, 2006.

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. We estimate the fair value of our stock options using the Black-Scholes option-pricing model and the fair value of our restricted stock awards and restricted stock units based on the quoted market price of our common stock. We recognize the associated compensation expense on a straight-line basis over the requisite service period, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeiture history and are updated on a quarterly basis to reflect actual forfeitures of unvested awards and other known events.

Estimating the fair value for stock options for each grant requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are estimated based on historical volatilities of our common stock over a period of time that approximates the expected term of the options. The

MILLIPORE FORM 10-K 2008	67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

expected term represents the average time that options are expected to be outstanding and is estimated based on the historical exercise, post-vesting cancellation, and expiration patterns of our stock options. Expected dividends are estimated based on our current projections. The risk-free interest rate for periods approximating the expected terms of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

Employee Retirement Plans

We sponsor domestic and foreign defined benefit pension and postretirement benefit plans covering employees who meet certain eligibility requirements. Effective December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Accordingly, we decreased our other assets by $145; increased our liability for pension benefits by $3,199; and decreased our accumulated other comprehensive income by $2,637, net of deferred taxes of $707, based on the funded status of our plans at December 31, 2006. We now recognize the overfunded or underfunded status of our defined benefit pension and postretirement benefit plans as an asset or liability in our statement of financial position and recognize changes in that funded status in the year in which the changes occur through other comprehensive income. In 2008, we changed the measurement date for one of our foreign pension plans from September 30 to December 31 in accordance with SFAS No. 158 and recorded a reduction to beginning retained earnings amounting to $124. We now use a December 31 measurement date for all of our defined benefit pension and postretirement benefit plans.

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

We periodically assess our exposures related to our provisions for income taxes and accrue for contingencies that may result in potential tax obligations under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which we adopted as of January 1, 2007. As a result of the implementation of FIN 48, we recognized an adjustment to retained earnings amounting to $600 which increased the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and including the opening adjustment, we had $29,200 of unrecognized tax benefits, of which $21,300 would affect our effective tax rate if recognized. The remaining unrecognized benefits relate to the pre-acquisition periods of Serologicals. Upon the adoption of SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No.141(R)”), changes in pre-acquisition income tax uncertainties after the acquisition date generally will be recorded as part of income tax expense, including those associated with acquisitions that closed prior to the effective date of SFAS No. 141(R).

We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2008, we had approximately $400 of accrued interest related to uncertain tax positions.

68	MILLIPORE FORM 10-K 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Earnings per Share

Basic earnings per share is calculated by dividing the net income for the period by the weighted average number of shares outstanding for the period. Diluted earnings per share is calculated by considering the dilutive effect of common stock equivalents (i.e., outstanding stock options, unvested restricted stock, and unvested restricted stock units) under the treasury stock method as if they were converted into common stock as of the beginning of the period or as of the date of grant, if later.

Contingently issuable shares under our convertible debt agreements will be included in the diluted earnings per share calculation using the treasury stock method when our stock price exceeds the conversion price.

Revenue Recognition

Revenue from the sale of products is recognized when we meet all of the criteria specified in U.S. Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” These criteria include:

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

MILLIPORE FORM 10-K 2008	69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Revenue from service arrangements is recognized when the services are provided, or over the contractual period. For laboratory water systems, installation and maintenance service revenues are recognized when the site service visit is completed. For validation testing services, revenue is recognized when the contracted study is completed and accepted by the customer. For sample analysis services, revenue is recognized as each sample analysis is completed. For assay development and assay validation services, revenue is recognized proportionally as contractually defined deliverables are provided to the customer. Revenue related to maintenance and warranty service contracts is recognized ratably over the contractual period or as the services are performed, based on the terms of the arrangement.

We recognize license and royalty revenue when the amounts are determinable and we have fulfilled our obligations under the applicable agreement. This generally occurs when cash payments are received or licensed sales are reported to us.

Warranty Costs

We accrue for estimated warranty costs for products at the time of sale. Warranty liabilities are based on estimated future repair costs using historical statistical models and were not material as of December 31, 2008 and 2007.

Research and Development

Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (the “EITF”) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires companies that are involved in research and development activities to defer nonrefundable advance payments for future research and development activities and to recognize those payments as goods and services are delivered. Companies are required to assess on an ongoing basis whether or not the goods or services will be delivered and to expense the nonrefundable advance payments immediately if delivery of such goods or services is determined to be unlikely. EITF 07-3 is effective for new arrangements entered into subsequent to the beginning of our fiscal year 2008. Adoption of EITF 07-3 did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued (“SFAS No. 141(R)”, which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method. However, SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects: acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also follow the provisions of SFAS No. 141(R). Early adoption of the provisions of SFAS No. 141(R) is not permitted. We do not anticipate that our adoption of SFAS No.141(R) will have a material impact on our consolidated financial statements as a result of our past acquisitions. However, SFAS No.141(R) may give rise to more volatility in our consolidated statement of operations for future acquisitions.

70	MILLIPORE FORM 10-K 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). This statement is effective for fiscal periods beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the consolidated statement of operations. It also amends certain consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of SFAS No. 160 will not have a significant impact on our financial position or results of operations.

In December 2007, the EITF reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 is effective for financial statements issued for fiscal periods beginning after December 15, 2008 and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement; rights and obligations under the arrangement; accounting policy; amount and income statement classification of collaboration transactions between the parties; and amounts due from or owed to other participants under the collaborative arrangements. We have concluded that EITF 07-1 will have no impact on our consolidated financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended, through additional qualitative and quantitative disclosures on derivatives, to provide users of financial statements with enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We will adopt this standard effective January 1, 2009. We are currently evaluating the disclosure implications of SFAS No. 161.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 clarifies that convertible debt instruments that may be settled in cash (including partial cash settlement upon conversion) are not addressed by Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt Issued with Stock Purchase Warrants”. FSP 14-1 requires issuers of such convertible debt instruments to allocate the proceeds to a liability component, issued at a discount, and an equity component. The portion allocated to the equity component would be recorded as a discount on the debt, which would be amortized over the period the convertible debt is expected to be outstanding. FSP 14-1 changes the accounting treatment for our 3.75 percent convertible senior notes that were issued in June 2006. This change in accounting principle will result in increased non-cash interest expense and will impact the presentation of our convertible senior notes in the consolidated financial statements. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented. Upon adoption of the provisions of FSP 14-1, $483,747 of the $565,000 total principal amount of our 3.75 percent convertible senior notes will be allocated to the liability component, which represents

MILLIPORE FORM 10-K 2008	71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

the estimated fair value of similar debt instruments without the conversion option as of the date of issuance. The remaining $81,253 will be reclassified as additional paid-in capital, which reflects the value attributable to the conversion feature. This reclassification will create a debt discount of $81,253, which will be amortized as interest expense over the five and one-half year period from June 1, 2006 to December 1, 2011, which represents the expected life of the instrument. Additionally, approximately $1,943 of deferred financing costs capitalized at the time of issuance will be reclassified to equity as equity issuance costs and will not be amortized as interest expense. Upon adoption, we will recognize additional interest expense of $13,684, $12,759, and $7,054 for fiscal years 2008, 2007, and 2006, respectively.

In June 2008, the FASB reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 requires that we apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects, if any, that EITF 07-5 will have on our consolidated financial statements.

In November 2008, the EITF reached a consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. EITF 08-6 addresses the impact that SFAS No. 141(R) and SFAS No. 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. We are currently evaluating the impact of EITF 08-6 and anticipate that it will not have a significant impact on our financial position or results of operations.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and requires additional disclosures about postretirement benefit plan assets including: description of how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. We are currently evaluating the disclosure implications of this FSP.

72	MILLIPORE FORM 10-K 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

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

The acquisition purchase price was allocated to net assets acquired and identifiable intangible assets based on their estimated fair values. These fair values were based on management’s estimates and assumptions. The excess purchase price over those assigned values was recorded as goodwill. Goodwill and intangible assets recorded as a result of this acquisition are not deductible for tax purposes. In 2007, we finalized the purchase price allocation for this acquisition and recorded adjustments to increase goodwill by $188, decrease deferred tax liabilities by $811 and increase other liabilities by $999. In 2008, we recorded adjustments to decrease goodwill by $712 for the reversal of excess accrued severance and relocation costs and the related deferred tax asset.

The final Serologicals purchase price was allocated as follows:

Amount
Cash	$29,713
Accounts receivable	37,599
Inventories	107,613
Assets held for sale	17,150
Property, plant and equipment	73,683
Other assets	22,886
Identifiable intangible assets:
Customer related intangibles (weighted average useful life of 18 years)	385,100
Patented and unpatented technology (weighted average useful life of 12 years)	49,680
Trademarks and trade names (weighted average useful life of 15 years)	18,600
Total identifiable intangible assets (weighted average useful life of 17 years)	453,380
Goodwill	914,979
4.75% convertible debentures assumed	(277,313)
Deferred tax liabilities	(113,810)
Other liabilities	(68,265)
Total cash consideration	$1,197,615

MILLIPORE FORM 10-K 2008	73

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

The following table is a summary of these liabilities:

	Severance and Relocation Costs	Other Facility Exit Costs	Total
Balance at July 14, 2006	$6,675	$5,877	$12,552
Payments	(238)	–	(238)
Revision of previously recorded costs	(250)	(651)	(901)
Balance at December 31, 2006	6,187	5,226	11,413
Provisions	905	69	974
Payments	(5,401)	(1,840)	(7,241)
Other	66	181	247
Balance at December 31, 2007	1,757	3,636	5,393
Payments	(516)	(727)	(1,243)
Revision of previously recorded costs	(1,153)	–	(1,153)
Other	(54)	–	(54)
Balance at December 31, 2008	$34	$2,909	$2,943

Amounts accrued for severance and relocation costs were mostly paid in 2007 and 2008. Accruals for facility exit costs are expected to be paid over the remaining lease term for certain idle facilities.

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

2006
Net sales	$1,385,735
Net income	$56,199
Basic earnings per share	$1.06
Diluted earnings per share	$1.04

Newport Bio Systems, Inc.

On April 27, 2006, we acquired Newport Bio Systems, Inc. (“Newport”), a provider of disposable process containers used in biopharmaceutical production. The acquisition broadened the scope of the process equipment product offerings of our

74	MILLIPORE FORM 10-K 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Bioprocess Division. The total purchase price was $8,602. The purchase price was allocated to net liabilities acquired of $610, identifiable intangible assets of $3,000, and goodwill of $6,212 based on their estimated fair values at the time of acquisition. Amounts allocated to intangible assets and goodwill are not deductible for income tax purposes.

The results of the acquired operations have been included in the consolidated statements of operations since the acquisition date. Pro forma results of operations have not been presented because such information is not material to our consolidated financial statements.

4.  GOODWILL

The following table presents changes in the carrying amounts of goodwill:

	2008	2007
Balance at beginning of year	$1,019,581	$1,014,194
Adjustments for prior year acquisitions	(712)	188
Effect of foreign exchange rate changes	(14,175)	5,199
Balance at end of year	$1,004,694	$1,019,581

We completed the annual impairment tests in 2008 and 2007 and concluded that our goodwill was not impaired.

5.  INTANGIBLE ASSETS

Identifiable intangible assets consisted of the following:

December 31, 2008	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
Patented and unpatented technologies	$79,029	$(38,743)	$40,286	5 – 20 years
Trademarks and trade names	41,749	(18,919)	22,830	5 – 20 years
Customer relationships	402,596	(102,171)	300,425	15 – 18 years
Licenses and other	13,065	(7,133)	5,932	1.5 – 20 years
Total	$536,439	$(166,966)	$369,473

December 31, 2007	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
Patented and unpatented technologies	$81,134	$(30,407)	$50,727	5 – 20 years
Trademarks and trade names	42,534	(15,810)	26,724	5 – 20 years
Customer relationships	405,235	(52,886)	352,349	15 – 18 years
Licenses and other	8,159	(5,851)	2,308	5 – 10 years
Total	$537,062	$(104,954)	$432,108

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $64,480, $59,448 and $16,453, respectively.

MILLIPORE FORM 10-K 2008	75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The estimated aggregate amortization expense for intangible assets owned as of December 31, 2008 for each of the five succeeding years and thereafter is as follows:

2009	$57,433
2010	51,277
2011	46,126
2012	40,497
2013	34,692
Thereafter	139,448
Total	$369,473

6.  BASIC AND DILUTED EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Year ended December 31,
	2008	2007	2006
Numerator:
Net income	$145,801	$136,472	$96,984
Denominator:
Weighted average common shares outstanding for basic EPS	55,128	54,263	53,160
Dilutive effect of stock-based compensation awards	583	765	1,085
Weighted average common shares outstanding for diluted EPS	55,711	55,028	54,245
Earnings per share:
Basic	$2.64	$2.52	$1.82
Diluted	$2.62	$2.48	$1.79

For the years ended December 31, 2008, 2007 and 2006, outstanding stock options amounting to 911 shares, 497 shares and 290 shares, respectively, had exercise prices and assumed proceeds in excess of the average fair market value of our common stock for the related years and were excluded from the calculation of diluted earnings per share because of their antidilutive effect. Antidilutive options could become dilutive in the future. In addition, shares issuable for the conversion premium upon conversion of the 3.75 percent convertible senior notes were excluded from the calculation of diluted earnings per share as of December 31, 2008, 2007 and 2006 because our stock price had not exceeded the conversion price.

7.  INVENTORIES

Inventories, stated at the lower of FIFO cost or market, consisted of the following:

	December 31,
	2008	2007
Raw materials	$46,699	$52,011
Work in process	77,638	77,642
Finished goods	135,023	147,702
Total inventories	$259,360	$277,355

76	MILLIPORE FORM 10-K 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2008	2007
Land	$20,914	$21,497
Leasehold improvements	24,046	24,970
Buildings and improvements	339,932	339,793
Production and other equipment	412,263	407,530
Construction in progress	125,766	114,134
	922,921	907,924
Less: accumulated depreciation	(345,511)	(318,763)
Property, plant and equipment, net	$577,410	$589,161

We capitalize interest costs associated with the construction of certain capital assets. Amounts capitalized in 2008, 2007 and 2006 were $4,340, $3,232 and $3,686, respectively.

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $67,805, $64,299 and $55,824, respectively.

In November 2008, we changed our marketing strategy for an idle facility because of continued weakness in the United States real estate market, excess production capacity in the North American biopharmaceutical industry, and the recent distress in the global economy. We analyzed the expected cash flows from different sales scenarios and determined that the net carrying value of the assets was not recoverable. We recorded an impairment loss of $5,793 to adjust the carrying value to the estimated fair value, which is included in selling, general and administrative expenses in the consolidated statement of operations. The fair value was determined based on selling price of comparable assets and discounted over the period of time which we expect it will take to sell the facility and related equipment.

We excluded accrued liabilities of $4,104, $1,182 and $9,139 as non-cash investing activity from the consolidated statements of cash flows in 2008, 2007, and 2006, respectively, related to property, plant and equipment that had not yet been paid as of the end of each year.

9.  ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2008	2007
Deferred revenue	$17,608	$15,656
Accrued compensation	85,872	85,247
Other	59,201	64,093
Total	$162,681	$164,996

MILLIPORE FORM 10-K 2008	77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

10.  DEBT

Short-term debt

Short-term debt at December 31, 2008 and 2007 consisted of borrowings under our operating bank facilities.

We entered into revolving credit agreements with two Japanese banks in December 2008. These credit facilities provide for cumulative borrowings of ¥7,000,000 with an interest rate of TIBOR plus an applicable margin. Interest is payable at the end of an interest period based upon the term of the borrowing. These credit facilities expire in June 2009 and December 2009, respectively, and are subject to annual renewal at terms consistent with the initial agreements. As of December 31, 2008, we had ¥7,000,000, or $77,237, available for borrowing under these credit facilities.

Long-term debt

Our long-term debt consisted of the following:

	December 31,
	2008	2007
Revolving credit facility	$215,271	$331,552
3.75% convertible senior notes due 2026	565,000	565,000
5.875% senior notes due 2016, net of discount	348,630	363,491
Total long-term debt	$1,128,901	$1,260,043

REVOLVING CREDIT FACILITY

We have an unsecured revolving credit facility (the “Revolver”) that expires in June 2011. The Revolver agreement provides for a domestic revolving credit facility and a foreign credit facility each with a maximum borrowing of €465,000. The combined borrowings at any one time under both revolving credit facilities may not exceed €465,000 in the aggregate. The domestic revolving credit facility includes a €65,000 letter of credit subfacility and a €17,500 swing line subfacility. We may elect to increase the credit facilities by an amount not in excess of €130,000. We may prepay any outstanding borrowings in whole or in part without premium or penalty. As of December 31, 2008 and 2007, outstanding letters of credit were $1,874 and $1,881, respectively.

We recorded $4,489 of deferred financing costs associated with the Revolver agreement and will amortize the costs over the term of the agreement, or five years.

We may choose an interest rate equal to either LIBOR plus an applicable margin or a base rate defined as the higher of the annual rate of the lead bank’s prime rate or the federal funds rate plus 0.50 percentage points for borrowings under the Revolver. Interest is payable quarterly or, if earlier, at the end of an interest period. We are required to pay a commitment fee on unused commitments ranging between 0.0675 percent and 0.60 percent annually, based on the Revolver’s debt rating. As of December 31, 2008, we had €311,081, or $435,079, available for borrowing on the Revolver.

We are required to maintain certain leverage and interest coverage ratios set forth in the Revolver agreement. As of December 31, 2008, we were compliant with all financial covenants. The agreement also includes limitations on our ability to incur additional indebtedness; to merge, consolidate, or sell assets; to create liens; and to make payments in respect of capital stock or subordinated debt, as well as other customary covenants and representations.

78	MILLIPORE FORM 10-K 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following table summarizes the financial covenant requirements as of December 31, 2008 and thereafter, and our compliance with these covenants as of December 31, 2008:

Covenant	Requirement	Actual at December 31, 2008
Maximum leverage ratio	3.50:1	2.73:1
Minimum interest coverage ratio	3.50:1	7.05:1

As of December 31, 2008, we borrowed € 153,919, or $215,271, under the Revolver. The borrowings were classified as long-term debt because our Revolver agreement expires in June 2011. For the years ended December 31, 2008, 2007 and 2006, the weighted average interest rate for the Revolver was 4.5 percent, 4.8 percent, and 3.3 percent, respectively.

3.75% CONVERTIBLE SENIOR NOTES DUE 2026

In June 2006, we issued $565,000 in aggregate principal amount of convertible senior notes (the “Convertible Notes”) due on June 1, 2026. The Convertible Notes bear interest at 3.75 percent per annum, payable semi-annually in arrears on June 1 and December 1 of each year. Commencing with the six-month period beginning on December 1, 2011, we will accrue contingent interest on the Convertible Notes at the rate of 0.175 percent of the average trading price of the Convertible Notes (“the Contingent Interest feature”), if the average trading price of the Convertible Notes for the five consecutive trading days preceding such six-month periods equals 120 percent or more of the principal amount. The Convertible Notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. We recorded $13,361 of deferred financing costs associated with the issuance of the Convertible Notes which we are amortizing over 5.5 years.

Holders of the Convertible Notes may convert their notes into cash and, if applicable, shares of our common stock prior to June 1, 2026 under certain conditions. The Convertible Notes may be converted if the closing sale price of our common stock for each of the 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120 percent of the conversion price in effect on the last trading day of the immediately preceding calendar quarter. The Convertible Notes may also be converted during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price per $1,000 principal amount of the Convertible Notes was equal to or less than 97 percent of the average conversion value of the notes during this period. The Convertible Notes will also be convertible if we make certain distributions on our common stock or engage in certain transactions; if we call the Convertible Notes for redemption; at any time from November 1, 2011 through December 1, 2011; and on or after June 1, 2024. Upon conversion, the Convertible Notes will be convertible into cash for the principal amount and shares of our common stock for the conversion premium, if any, based on an initial conversion rate of 11.0485 shares per $1,000 principal amount (which represents an initial conversion price of approximately $90.51 per share), subject to adjustments.

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

MILLIPORE FORM 10-K 2008	79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

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

Although we are not required to maintain any specified financial ratios under the Convertible Notes agreement, we will be considered in default if we fail to fulfill our conversion or redemption obligations, make required interest payments, provide notice to holders of the Convertible Notes in certain specified circumstances, or cure our default on any indebtedness in the aggregate principal amount of $50,000 or more. If an event of default has occurred and is continuing, the principal amount of the Convertible Notes plus interest thereon may become immediately due and payable. We are currently in compliance with the covenant restrictions.

As of December 31, 2008, the Convertible Notes had a fair market value of $498,613, which was determined from available market prices using current interest rates, non-performance risk and term to maturity.

We evaluated the Convertible Notes agreement for potential embedded derivatives under SFAS No. 133, and related applicable accounting literature, including EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 (“EITF 05-4”). The conversion feature, the Make-whole Payment, the Put Option of the holder, and our Call Option were determined to not meet the embedded derivative criteria as set forth by SFAS No. 133. Therefore, no fair value has been recorded for these items. The Contingent Interest feature and the conversion feature related to the trading price of the Convertible Notes represent embedded derivatives that require separate recognition of fair value apart from the Convertible Notes under SFAS No. 133. As a result, we are required to separate the value of these items from the Convertible Notes and record a liability on the consolidated balance sheet. As of December 31, 2008, both the Contingent Interest feature and the conversion feature had a nominal fair value.

5.875% SENIOR NOTES DUE 2016

In June 2006, we issued €250,000 in aggregate principal amount of 5.875 percent senior notes (the “Euro Notes”) due in 2016. Interest is payable semi-annually in arrears on June 30 and December 30 of each year. The Euro Notes were issued at 99.611 percent of the principal amount, which resulted in an original issue discount of €973. The Euro Notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. We recorded $3,321 of deferred financing costs associated with the issuance of the Euro Notes which we are amortizing over 10 years.

Upon the occurrence of any change in control, holders of the Euro Notes may require us to repurchase all of their Euro Notes for a cash price equal to 101 percent of the principal amount, plus accrued and unpaid interest thereon (the holder’s “Put Option”). Before June 30, 2016, we may, at our option, redeem the Euro Notes, in whole or in part, for cash, at a redemption price equal to 100 percent of the principal amount of the Euro Notes we redeem, plus applicable “make-whole” premium (“call options”). In addition, we may redeem our option in whole, but not in part, at a redemption price equal to 100 percent of the principal amount, plus accrued and unpaid interest, upon the occurrence of certain tax events in the United States (“call options”). We evaluated the Euro Notes agreement for potential embedded derivatives under SFAS No. 133 and determined that our call options and the holders’ Put Option do not meet the embedded derivative criteria as set forth by SFAS No. 133.

80	MILLIPORE FORM 10-K 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The indenture for the Euro Notes places certain restrictions on our ability to create, incur, assume or suffer liens on our manufacturing plants and other principal facilities in the United States and to enter into certain sale-leaseback transactions. We would also be considered in default if we fail to fulfill our redemption obligations, make required interest payments, provide notice to holders of the Euro Notes in certain specified circumstances, or cure our default on any of our indebtedness in the aggregate principal amount of $50,000 or more. If an event of default has occurred and is continuing, the principal amounts of the Euro Notes plus any accrued interest thereon may become immediately due and payable. We are currently in compliance with the covenant restrictions.

As of December 31, 2008, the Euro Notes had a carrying value of $348,630, net of $1,020 of unamortized original issue discount, and a fair market value of $227,273. This fair market value was determined from available market prices using current interest rates, non-performance risk and term to maturity.

11.  INCOME TAXES

Our provisions for income taxes are summarized as follows:

	Year ended December 31,
	2008	2007	2006
U.S. and foreign (loss) income before income taxes:
U.S.	$(19,743)	$(30,621)	$(12,564)
Foreign	197,763	183,044	132,947
Income before income taxes	$178,020	$152,423	$120,383
Domestic and foreign (benefit from) provision for income taxes:
U.S. Federal	$(14,284)	$(22,735)	$(8,405)
Foreign	42,952	35,536	29,796
U.S. State	(11)	(377)	71
Total	$28,657	$12,424	$21,462
Current and deferred provision for (benefit from) income taxes:
Current	$40,891	$32,979	$35,700
Deferred	(12,234)	(20,555)	(14,238)
Total	$28,657	$12,424	$21,462

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

MILLIPORE FORM 10-K 2008	81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Significant components of our net deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Inventory related transactions	$44,943	$49,666
Retirement plans and postretirement benefits	23,701	16,505
Tax credits	55,721	55,578
Net operating loss carryforwards	27,983	46,767
Capitalized research and development costs	10,019	14,076
Intangible assets and goodwill	51,832	46,735
Deferred state tax assets	29,999	30,097
Accrued expenses	16,310	16,502
Other	29,749	22,155
Total deferred tax assets	290,257	298,081
Valuation allowance	(27,963)	(30,753)
Total deferred tax assets, net of valuation allowance	262,294	267,328
Deferred tax liabilities:
Purchased intangible assets	134,582	164,647
Other	36,513	27,483
Total deferred tax liabilities	171,095	192,130
Net deferred tax assets	$91,199	$75,198

At December 31, 2008, we had gross federal net operating loss carryforwards of approximately $77,874 that will begin to expire in 2025 through 2028. We also have foreign net operating loss carryforwards of approximately $22,050 that will begin to expire in 2009 or can be carried forward indefinitely. These amounts do not include tax benefits associated with tax deductions of $24,638 attributable to our stock plan activities that will be recorded in additional paid in capital when recognized. The amount represents an “excess tax benefit”, as the term is defined in SFAS No. 123(R), which will be recognized as a reduction to accrued income taxes and an addition to additional paid-in capital when it is realized in the tax return. The amount is measured by calculating our tax benefit both “with” and “without” the excess tax deduction.

At December 31, 2008, we have general business credit carryforwards of approximately $12,308 that expire in the years 2009 through 2028. We also had $16,108 of foreign tax credits that expire in years 2014 through 2018. In addition, we have alternative minimum tax credit carryforwards of approximately $9,903, which can be carried forward indefinitely.

Valuation allowances were established for the expiration of federal and state research credits, state investment credit carryforwards, some foreign and state net operating loss carryforwards, and a capital loss carryforward. Although realization is not assured, we believe it is more likely than not that the remainder of deferred tax assets, net of valuation allowances, will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. The following table summarizes changes in our valuation allowances:

	Year ended December 31,
	2008	2007	2006
Balance at beginning of the year	$30,753	$29,146	$24,224
Additions	2,961	2,203	5,973
Utilization	(4,413)	(596)	(1,051)
Releases	(1,338)	—	—
Balance at end of the year	$27,963	$30,753	$29,146

82	MILLIPORE FORM 10-K 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

We provide for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered indefinitely invested outside the U.S. We elected to treat the earnings from Ireland, Sweden and United Kingdom as indefinitely invested outside of the U.S. and we have not recorded deferred income taxes applicable to undistributed earnings of our subsidiaries in these countries. At December 31, 2008, we had $349,473 cumulative earnings outside the United States upon which U.S. income taxes were not provided. If earnings of such foreign subsidiaries were not indefinitely invested, a deferred tax liability of $89,842 would have been required at December 31, 2008.

A summary of the differences between the worldwide effective tax rate and the United States statutory federal income tax rate is as follows:

	Year ended December 31,
	2008	2007	2006
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Ireland, Sweden and UK tax rate benefit	(15.9)	(20.8)	(16.1)
State income tax, net of federal income tax benefit	(0.2)	(0.2)	0.1
Change in valuation allowance	0.5	0.7	–
Net decrease in tax reserves	(0.2)	(7.3)	–
Other	(3.1)	0.8	(1.2)
Effective tax rate	16.1%	8.2%	17.8%

Tax exemptions relating to our operations in Ireland are effective through 2010. Currently, Ireland manufacturing operations are subject to a statutory tax rate of 10 percent. After 2010, the Ireland operations will be subject to a statutory tax rate of 12.5 percent.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31,
	2008	2007
Balance at the beginning of the period	$20,200	$29,200
Additions based on tax positions related to current year	6,858	5,200
Settlements	(1,080)	(600)
Lapse of statute of limitations	(1,620)	(13,600)
Balance at the end of the period	$24,358	$20,200

At December 31, 2008 and 2007, we had approximately $400 of accrued interest related to uncertain tax positions.

MILLIPORE FORM 10-K 2008	83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

We file income tax returns in the United States and multiple foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as France, Ireland, Japan, Sweden, the United Kingdom, and the United States. In 2008, the IRS concluded its examination of years 2004 and 2005. The major taxing jurisdictions in which we operate and the tax years that remain subject to examination are as follows:

France	2005 – 2008
Ireland	2001 – 2008
Japan	2006 – 2008
Sweden	1998 – 2008
United Kingdom	2006 – 2008
United States	2006 – 2008

In 2008 and 2007, we recorded $1,620 and $13,600, respectively, of previously unrecognized tax benefits as a result of completion of tax examinations and statute of limitations closures. Of these amounts, $1,620 and $11,900, respectively, were recorded as a reduction to our 2008 and 2007 provision for income taxes. The remaining $1,700 was recorded as a reduction to goodwill related to our past acquisitions in 2007. At December 31, 2008, we had $24,358 of unrecognized tax benefits, of which $19,158 will affect our effective tax rate when they are recognized. The remaining unrecognized benefits are related to the pre-acquisition periods of Serologicals. Upon our adoption of SFAS No. 141(R) as of January 1, 2009, changes in these income tax uncertainties will also be recorded as part of income tax expense. Over the next 12 months, we may need to record up to $3,000 of previously unrecognized tax benefits in the event of favorable resolution of tax audits and statute of limitations closures.

12.  STOCK PLANS AND STOCK-BASED COMPENSATION

Stock Incentive Plan

On May 8, 2008, our shareholders approved the Millipore Corporation 2008 Stock Incentive Plan (the “2008 Plan”) that governs equity awards to both employees and non-employee directors. The 2008 Plan replaces and supersedes the 1999 Plan, except that awards granted under the 1999 Plan prior to May 8, 2008 remain in effect pursuant to their original terms. Effective May 8, 2008, the 2008 Plan allowed for the issuance of a total of 8,404 shares of common stock which includes 3,300 shares with respect to outstanding awards granted under the 1999 Plan, 1,104 shares which remained available for future awards under the 1999 Plan, and 4,000 shares approved by the shareholders in connection with the approval of the 2008 Plan.

The types of awards permitted under the 2008 Plan have not changed significantly from the 1999 Plan, and include stock options, restricted stock, stock appreciation rights and stock units (including restricted stock units). The exercise price of the stock options may not be less than the fair market value of our common stock at the date of grant. Stock options generally vest over a four-year period and expire no later than ten years from the date of grant. Restricted stock awards represent shares of common stock issued to employees subject to forfeiture if the vesting conditions are not satisfied. Restricted stock units represent the right to receive shares of common stock upon meeting specified vesting requirements. The vesting conditions for our restricted stock awards and restricted stock units are determined by the Board of Directors at the time of grant and may be based on the satisfaction of performance conditions. Restricted stock and restricted stock units, which are awarded at no cost to employees, cannot be sold, assigned, transferred or pledged during the restriction period. The restriction or vesting period ranges from two to four years. In most instances, shares are subject to forfeiture should employment terminate during the restriction period.

84	MILLIPORE FORM 10-K 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

A summary of stock option activities is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2005	4,660	$44.60
Granted	258	$67.20
Exercised	(1,296)	$43.42
Canceled or expired	(123)	$45.90
Outstanding at December 31, 2006.	3,499	$46.66
Granted	299	$74.71
Exercised	(1,213)	$41.12
Canceled or expired	(26)	$48.84
Outstanding at December 31, 2007	2,559	$52.55
Granted	464	$68.25
Exercised	(395)	$47.86
Canceled or expired	(113)	$64.02
Outstanding at December 31, 2008	2,515	$55.66	5.8
Exercisable at December 31, 2006	2,280	$45.59
Exercisable at December 31, 2007	1,678	$47.38
Exercisable at December 31, 2008	1,725	$49.81	4.6

The following table summarizes information about stock options at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$26.20–$48.72	791	4.4	$41.84	785	$41.80
$49.78–$53.90	725	4.5	$52.17	687	$52.30
$54.66–$68.05	668	7.8	$66.66	165	$64.32
$68.48–$76.76	331	7.9	$74.17	88	$74.70
$26.20–$76.76	2,515	5.8	$55.66	1,725	$49.81

At December 31, 2008, the total aggregate intrinsic value for options currently exercisable and options outstanding was $7,850 and $7,939, respectively. These values represent the total pre-tax intrinsic value based on our closing common stock price of $51.52 as of December 31, 2008. This intrinsic value represents the value that would have been received by the option holders had option holders exercised all of their options as of that date. Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $8,483, $42,290 and $32,118, respectively.

MILLIPORE FORM 10-K 2008	85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following table summarizes the status of unvested restricted stock awards and restricted stock units.

	Shares	Weighted Average Grant-date Fair Value
Unvested January 1, 2006	15	$55.09
Granted	243	$66.74
Vested	(3)	$63.79
Forfeited	(10)	$66.79
Unvested at December 31, 2006	245	$66.08
Granted	339	$74.17
Vested	(51)	$66.62
Forfeited	(27)	$71.14
Unvested at December 31, 2007	506	$71.17
Granted	406	$68.04
Vested	(131)	$69.56
Forfeited	(67)	$70.03
Unvested at December 31, 2008	714	$69.80

The total fair value of shares of restricted stock and restricted stock units vested during the years ended December 31, 2008, 2007, and 2006 was $8,830, $3,865 and $166, respectively.

Stock-based Compensation Expense

The following table presents stock-based compensation expense included in our consolidated statements of operations:

	Year Ended December 31,
	2008	2007	2006
Stock-based compensation expense in:
Cost of sales	$3,070	$2,432	$1,803
Selling, general and administrative expenses	17,264	11,798	8,860
Research and development expenses	2,679	1,730	1,632
Income before income taxes and minority interest	23,013	15,960	12,295
Provision for income taxes	(7,988)	(5,025)	(3,881)
Net income	$15,025	$10,935	$8,414

The weighted average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $18.04, $25.93 and $25.00 per option, respectively. The weighted average grant-date fair value of restricted stock and restricted stock units awarded during the years ended December 31, 2008, 2007, and 2006 was $68.04, $74.17 and $66.75 per unit, respectively. The fair value of our option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31,
	2008	2007	2006
Risk-free interest rate	2.8%	4.7%	4.7%
Volatility factor	25.0%	29.5%	33.0%
Weighted average expected life (in years)	5	5	5
Dividend rate	0.0%	0.0%	0.0%

86	MILLIPORE FORM 10-K 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

We did not capitalize any stock-based compensation related costs as such capitalizable costs were not material for the year ended December 31, 2008, 2007 and 2006. Unrecognized stock-based compensation expense was $41,412 at December 31, 2008 and is expected to be recognized over an estimated weighted average amortization period of 2.2 years.

Pursuant to requirements in SFAS No. 123(R), we reclassified unearned compensation balance of $290 related to restricted stock awards to additional paid-in capital as of January 1, 2006.

Non-Employee Director Deferred Compensation Agreements

Through 2001, deferred compensation agreements for non-employee directors allowed for deferral of directors’ fees by converting them to deferred compensation phantom stock units based on 100 percent of the fair market value of our common stock on periodic conversion dates. Upon retirement or earlier termination of service from the Board of Directors, the cash equivalent of the phantom stock units will be distributed in annual installments over ten years. We record a compensation adjustment related to the change in the fair market value of stock at the grant date as compared to the current fair market value of the stock. In June 2002, such conversion to phantom stock units was discontinued, and deferred compensation agreements between us and certain non-employee directors thereafter allowed for a cash deferral of directors’ fees. We recorded compensation (benefit) expense related to the change in fair value of phantom stock units of $(620), $260 and $41 in 2008, 2007 and 2006, respectively.

13.  EMPLOYEE BENEFIT PLANS

We sponsor numerous domestic and foreign employee benefit plans. The following is a discussion of our significant plans.

U.S. Employee Savings Plans. The Millipore Corporation Employees’ Participation and Savings Plan (the “Participation and Savings Plan”) is maintained for the benefit of all U.S. employees and comprised both a defined contribution plan (the “Participation Plan”) and an employee §401(K) savings plan (the “Savings Plan”). Our contributions to the Participation Plan were allocated among eligible U.S. employees on the basis of the compensation they received during the year for which the contribution was made. Prior to January 1, 2007, the Savings Plan allowed employees to make certain tax-deferred voluntary contributions upon hire date, on which we would make a 25 percent matching contribution after one year of service or a 50 percent matching contribution after ten years of service for up to 6 percent of the employees’ eligible compensation. In October 2006, our Board of Directors approved amendments to the Participation and Savings Plan, effective January 1, 2007, to discontinue annual employer contributions to eligible employees’ Participation Plan accounts, to allow eligible employees to begin to participate in the Savings Plan without any waiting period, and to increase our 401(k) matching contribution rates, dollar for dollar, up to the first 6 percent of compensation deferred by the employee. Total expense under the Participation and Savings Plan was $9,581, $9,460 and $8,322 in 2008, 2007 and 2006, respectively.

We offer a Supplemental Savings and Retirement Plan for Key Salaried Employees (the “Supplemental Plan”) to certain senior executives. This unfunded plan allows certain salary deferral benefits that would otherwise be lost by reason of restrictions imposed by the Internal Revenue Code limiting the amount of compensation that may be deferred under tax-qualified plans. Amounts deferred are converted into phantom shares of mutual funds selected by the employees and are valued at the closing market prices of those mutual funds. During periods when the market values of the investments increase or decrease, our obligations increase or decrease and we recognize compensation expense or income, respectively. Total (income) or expense recorded under the Supplemental Plan was $(718), $223 and $796 in 2008, 2007 and 2006, respectively.

MILLIPORE FORM 10-K 2008	87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The Millipore Corporation 2000 Deferred Compensation Plan for Senior Management (the “Deferred Compensation Plan”) provides that certain members of senior management may elect to defer a portion of their salary and bonus payments until retirement, termination of employment, or the passage of a period of time (not less than three years). The amounts deferred are invested in certain publicly traded mutual funds. Plan participants are fully vested in their respective account balances at all times. We recognize compensation expense related to our obligations to pay the employee’s deferred compensation in the year such compensation is earned. In subsequent periods, we recognize increases or decreases to compensation expense based on the performance of the underlying investments in the Deferred Compensation Plan. This is offset by corresponding gains and losses in the underlying asset balances, which results in no net impact to the consolidated statements of operations.

U.S. Pension Plans. Our Retirement Plan for Employees of Millipore Corporation (the “U.S. Retirement Plan”) is a defined benefit offset pension plan for all eligible U.S. employees. The U.S. Retirement Plan provides benefits to the extent that assets of the Participation Plan, described above, did not provide guaranteed retirement income levels set forth under the terms of the U.S. Retirement Plan. Guaranteed retirement income levels are determined based on years of service and salary level as integrated with Social Security benefits. Prior to January 1, 2007, employees became eligible under the U.S. Retirement Plan after one year of continuous service and vested after five years of service.

In October 2006, our Board of Directors approved certain amendments to the U.S. Retirement Plan to freeze the U.S. Retirement Plan effective December 31, 2006, after which no benefits will accrue. All participants’ accrued benefits under the U.S. Retirement Plan became fully vested as of December 31, 2006. Eligible participants were also provided a one-time final opportunity in early 2007 to transfer balances from their Participation Plan accounts to the U.S. Retirement Plan for the purpose of purchasing an annuity under the existing terms of the U.S. Retirement Plan. We recorded a curtailment loss of $8,664 in the statement of operations in the 2006 fourth quarter as a result of this amendment.

For purposes of determining the curtailment loss associated with the freeze of the U.S. Retirement Plan and the related one-time opportunity to transfer Participation Plan balances that was offered to employees in 2007, we used an assumption that 17.1 percent of available balances in the Participation Plan would be transferred into the U.S. Retirement Plan. The 17.1 percent assumption was selected based on a review of our actual transfer experience between the plans from 2002 to 2005. Actual transfer experience was analyzed to determine the percentage by age grouping of available Participation Plan balances that were transferred to the U.S. Retirement Plan. These percentages were then applied to projected balances by age grouping as of December 31, 2006 to determine the estimated balances that would be transferred by age grouping. Upon completion of the transfer of Participation Plan balances as of July, 1, 2007, the actual transfers represented 35.1 percent of the final Participation Plan asset balances at that time. The 35.1 percent actual transfer experience had no effect on 2007 expense because the actuarial loss attributable to the actual transfer experience exceeding the 17.1 percent transfer rate assumption is amortized over the average remaining life expectancy of plan participants beginning in 2008. The balances disclosed at December 31, 2007 for benefit obligations and plan assets reflected the impact of the actual transfers from the Participation Plan.

For accounting purposes, we use the projected unit credit method of actuarial valuation to determine the service cost and the projected benefit obligations. The actuarial method for funding purposes was the unit credit method. Our funding policy is to contribute amounts annually to the U.S. Retirement Plan to satisfy the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 (“ERISA”) plus additional tax deductible amounts as may be advisable under the circumstances. Plan assets are invested primarily in mutual funds that maintain a portfolio of U.S. equity and fixed income securities.

88	MILLIPORE FORM 10-K 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

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

In August 2008, we made a number of amendments to our U.S. postretirement benefit plans effective January 1, 2009. These amendments included the elimination of dental and life insurance benefits, medical benefit cost sharing changes for pre-65 retirees, and the elimination of medical coverage for employees who retire after December 31, 2010. We recorded a curtailment gain of $2,733 in the statement of operations in the 2008 third quarter as a result of these amendments.

Foreign Pension Plans. We sponsor defined benefit retirement plans at various foreign subsidiaries. We recognize the periodic pension expense in the statements of operations and the associated liabilities in the balance sheets of these foreign subsidiaries.

The following tables summarize the funded status of the U.S. Retirement Plan, postretirement benefit plans, and significant foreign employee retirement plans and amounts reflected in our consolidated balance sheets. As of December 31, 2008, we used a December 31 measurement date for all of our retirement and postretirement benefit plans.

Obligations and Funded Status

	U.S. Pension Benefits		U.S. Postretirement Benefits		Foreign Pension Benefits
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008	2007
Change in benefit obligations:
Benefit obligations at beginning of year	$65,666	$37,326	$8,653	$10,305	$40,727	$39,502
Service cost	50	50	388	605	2,938	2,804
Interest cost	4,329	2,336	380	602	1,923	1,699
Actuarial value of transfers from Participation Plan / Participants’ contributions	–	28,055	280	277	–	–
Foreign exchange effect	–	–	–	–	(1,635)	2,865
Actuarial loss/(gain)	7,683	54	(182)	523	(4,097)	(4,500)
Benefits paid	(2,718)	(2,155)	(708)	(811)	(1,099)	(1,121)
Plan changes	–	–	(5,685)	(2,848)	(1,091)	–
Settlements	–	–	–	–	–	(478)
Curtailments		–	–	–	–	(44)
Benefit obligation at end of year	75,010	65,666	3,126	8,653	37,666	40,727
Change in plan assets:
Fair value of plan assets at beginning of year	46,289	19,373	–	–	24,657	21,209
Actual return on plan assets	(11,726)	1,193	–	–	(3,412)	1,411
Company contributions	13,734	1,442	428	534	1,924	2,472
Transfers from Participation Plan and Participants’ contributions	–	26,436	280	277	–	–
Foreign exchange effect	–	–	–	–	(3,011)	1,164
Benefits paid	(2,718)	(2,155)	(708)	(811)	(1,099)	(1,121)
Settlements	–	–	–	–	–	(478)
Fair value of plan assets at end of year	45,579	46,289	–	–	19,059	24,657
Funded status at end of year	$(29,431)	$(19,377)	$(3,126)	$(8,653)	$(18,607)	$(16,070)

MILLIPORE FORM 10-K 2008	89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Amounts recognized in the statement of financial position consisted of:

	U.S. Pension Benefits		U.S. Postretirement Benefits		Foreign Pension Benefits
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008	2007
Non-current asset	$–	$–	$–	$–	$2,060	$2,618
Current liabilities	–	–	(412)	(548)	(177)	(177)
Non-current liabilities	(29,431)	(19,377)	(2,714)	(8,105)	(20,490)	(18,511)
Net	$(29,431)	$(19,377)	$(3,126)	$(8,653)	$(18,607)	$(16,070)

Amounts recognized in accumulated other comprehensive income consisted of:

	U.S. Pension Benefits		U.S. Postretirement Benefits		Foreign Pension Benefits
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008	2007
Net loss/(gain)	$38,687	$16,348	$(2,277)	$(2,223)	$2,698	$1,315
Prior service benefit	–	–	(5,494)	(2,848)	(1,121)	–
Total	$38,687	$16,348	$(7,771)	$(5,071)	$1,577	$1,315

The projected benefit obligations are equal to the accumulated benefit obligations under the U.S. Retirement Plan because the plan was frozen effective December 31, 2006 and no additional benefits will accrue.

The accumulated benefit obligations for foreign retirement plans were $30,432 and $31,416 at December 31, 2008 and 2007, respectively. Information for certain foreign retirement plans with an accumulated benefit obligation in excess of plan assets is as follows:

	Foreign Pension Benefits
	December 31,
	2008	2007
Projected benefit obligations	$22,586	$22,168
Accumulated benefit obligations	$18,297	$16,677
Fair value of plan assets	$4,270	$3,776

90	MILLIPORE FORM 10-K 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income consisted of:

	U.S. Pension Benefits			U.S. Postretirement Benefits			Foreign Pension Benefits
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Net Periodic Benefit Cost:
Service cost/(benefit)	$50	$50	$(348)	$388	$604	$425	$2,748	$2,805	$2,480
Interest cost	4,329	2,336	1,420	380	602	548	1,882	1,699	1,361
Expected return on plan assets	(3,991)	(2,017)	(1,258)	–	–	–	(1,680)	(1,435)	(1,145)
Amortization on loss/(gain)	1,060	689	902	(129)	(77)	(92)	12	153	169
Amortization of prior service of cost/(benefit)	–	–	7	(305)	–	–	(111)	–	–
Curtailments	–	–	8,664	(2,733)	–	–	–	–	–
Other	–	–	–	–	–	–	–	36	–
Net periodic benefit cost/(income)	1,448	1,058	9,387	(2,399)	1,129	881	2,851	3,258	2,865
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net loss/(gain)	23,400	2,498	3,027	(182)	523	(554)	1,001	(4,521)	5,666
Prior service benefit	–	–	–	(5,685)	(2,848)	–	(1,091)	–	–
Amortization of net (loss)/gain	(1,060)	(689)	(902)	129	77	92	(12)	(153)	–
Amortization of prior service (cost)/benefit	–	–	(7)	305	–	–	111	–	–
Curtailments	–	–	–	2,733	–	–	–	–	–
Other	–	–	–	–	–	–	253	323	–
Total recognized in other comprehensive income	22,340	1,809	2,118	(2,700)	(2,248)	(462)	262	(4,351)	5,666
Total recognized in net periodic benefit cost and other comprehensive income	$23,788	$2,867	$11,505	$(5,099)	$(1,119)	$419	$3,113	$(1,093)	$8,531

MILLIPORE FORM 10-K 2008	91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The estimated net loss for the U.S. Retirement Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2009 is $1,039. The estimated net gain and prior service benefit for the U.S. postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2009 is $131 and $457, respectively. The estimated net gain (loss) and prior service benefit for the foreign defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2009 is $75 and $(152), respectively.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

	U.S. Pension Benefits		U.S. Postretirement Benefits		Foreign Pension Benefits
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008	2007
Discount rate	6.00%	6.50%	6.25%	6.25%	4.91%	4.74%
Rate of compensation increase	N/A	N/A	N/A	N/A	3.51%	3.00%

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	U.S. Pension Benefits			U.S. Postretirement Benefits			Foreign Pension Benefits
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Discount rate	6.50%	5.75%	5.50% / 5.75%	6.25% / 6.75%	5.75%	5.50%	4.74%	4.16%	3.86%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A	6.95%	6.41%	6.29%
Rate of compensation increase	N/A	N/A	4.00%	N/A	N/A	N/A	3.00%	3.01%	2.91%

Net periodic benefit cost for the U.S. postretirement benefit plans for 2008 was calculated utilizing a discount rate of 6.25 percent for 7 months and 6.75 percent for 5 months because the amendments to the plans in August 2008 triggered a new measurement date under SFAS No. 106. Net periodic benefit cost for the U.S. Retirement Plan for 2006 was calculated utilizing a discount rate of 5.50 percent for 10 months and 5.75 percent for 2 months because the amendments to the U.S. Retirement Plan in October 2006 triggered a new measurement date under SFAS No. 87.

In selecting the expected return on plan assets, we considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits when they become due. This included considering the asset allocations and the expected returns likely to be earned on these assets over the life of these plans. Our method is consistent with last year.

The discount rates reflect the rates at which amounts that are invested in a portfolio of high-quality debt instruments would provide the future cash flows necessary to pay benefits when they become due.

The rate of compensation increase reflected the expected annual salary increases for the plan participants. Since the U.S. Retirement Plan was frozen at December 31, 2006, our benefit obligations will not be affected by further compensation increases. The rate for our foreign retirement plans was estimated based on historical experience and our current employee compensation strategy.

92	MILLIPORE FORM 10-K 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Plan assets

The weighted average asset allocations by asset category of our retirement plans were as follows:

	U.S. Pension Benefits		Foreign Pension Benefits
	December 31,		December 31,
	2008	2007	2008	2007
Equity securities	61%	60%	62%	71%
Debt securities	38%	40%	10%	9%
Other	1%	–	28%	20%
Total	100%	100%	100%	100%

The investment policies of our retirement plans include a periodic review of the plans’ investments in various asset classes. The current asset allocation target for our U.S. Retirement Plan is 60 percent equities and 40 percent fixed income. The current weighted average asset allocation target for our foreign retirement plans is 65 percent equities, 12 percent fixed income securities, and 23 percent other investments. Other investments include investments in money market mutual funds and general funds at certain insurance companies.

Assumed healthcare cost trend rates

The following assumptions were used to determine the accumulated postretirement benefit obligations under our postretirement benefit plans at December 31, 2008 and 2007, respectively.

	U.S. Postretirement Benefits
	2008	2007
Healthcare cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2013

Assumed healthcare cost trend rates could have a significant effect on the amounts reported for postretirement plans. As a result of the amendments made to our U.S. postretirement benefit plans in August 2008, a one-percentage point change in assumed healthcare cost trend rates would not have a significant impact on our service and interest costs or our postretirement benefit obligations.

Cash flows

In 2009, our estimated minimum cash contribution is approximately $1,900 for our U.S. Retirement Plan. We may choose to make an additional discretionary contribution up to $5,000 to increase the funding level of this plan. In 2009, we expect to contribute approximately $400 to our postretirement benefit plans and approximately $2,000 to our foreign retirement plans.

MILLIPORE FORM 10-K 2008	93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Estimated future benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	U.S. Pension Benefits	U.S. Postretirement Benefits	Foreign Pension Benefits
2009	$2,944	$412	$1,116
2010	$3,235	$414	$971
2011	$3,497	$356	$980
2012	$3,815	$322	$1,539
2013	$4,103	$279	$1,379
2014 – 2018	$24,209	$1,210	$12,807

14.  DERIVATIVE INSTRUMENTS AND HEDGING

The primary purpose of our foreign currency hedging activities is to mitigate the impact of volatility associated with foreign currency transactions. We do not hold derivative instruments for trading or speculative purposes.

Cash Flow Hedges

We utilize foreign currency forward exchange contracts to hedge anticipated intercompany transactions in certain foreign currencies and designate these derivative instruments as cash flow hedges when appropriate. Our forward exchange contracts are primarily short term in nature with maximum contract durations of fifteen months. We enter into forward exchange contracts that match the currency, timing, and notional amount of the underlying forecasted transactions. Therefore, no ineffectiveness resulted or was recorded through the consolidated statement of operations in any of the years presented. At December 31, 2008 and 2007, these forward exchange contracts had aggregate U.S. dollar equivalent notional amounts of $136,468 and $55,152, respectively, and aggregate U.S. dollar equivalent fair values amounting to net losses of $3,555, and $594, respectively. The net gains or losses from these cash flow hedges reported in accumulated other comprehensive income are reclassified to earnings and recorded in net sales in our consolidated statement of operations when the related inventory is sold to third-party customers. The amounts ultimately recognized will vary based on fluctuations of the hedged currencies through the contract maturity dates. In 2008 and 2007, we recorded net realized losses on cash flow hedges of $1,444 and $477, respectively, in our consolidated statement of operations as a reduction to net sales. At December 31, 2008, we had $223 net realized losses in other comprehensive income which will be recognized as a reduction to net sales in the 2009 first quarter.

Net Investment Hedge

We designated our 5.875 percent senior notes, which are denominated in Euro, as a hedge of the foreign currency exposures of our net investment in certain foreign operations. Foreign exchange gains or losses on the hedge, due to remeasurement of the Euro debt to U.S. dollars, are recorded to other comprehensive income as a component of cumulative translation adjustment. During 2008, we recorded a net gain of $15,048 through cumulative translation adjustment. At December 31, 2008 and 2007, the cumulative net loss included in accumulated other comprehensive income was $35,870 and $50,918, respectively.

94	MILLIPORE FORM 10-K 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Other Derivatives

In addition to cash flow hedges and the net investment hedge, we also enter into foreign currency forward exchange contracts to mitigate the impact of foreign exchange risk related to foreign currency denominated intercompany and external debt, and foreign currency receivable and payable balances. As we do not designate these forward exchange contracts as hedges under SFAS No. 133, both realized and unrealized gains and losses resulting from changes in the fair value of these derivative instruments are recorded through current earnings as selling, general and administrative expenses.

The aggregate U.S. dollar equivalent notional amount of the forward exchange contracts related to foreign currency receivable and payable balances was $303,516, and $243,126 at December 31, 2008, and 2007, respectively. The fair values of these forward exchange contracts were a $4,367 net gain and a $372 net loss at December 31, 2008 and 2007, respectively. Cash paid or received upon settlement of these forward exchange contracts are included in operating activities in the consolidated statement of cash flows.

At December 31, 2007, outstanding forward exchange contracts related to our intercompany and external debt had an aggregate U.S. dollar equivalent notional amount of $291,943 and an aggregate U.S. dollar equivalent fair value of $5,709. These contracts matured in 2008. We recorded realized losses of $32,332, and $17,926 in 2008 and 2007, respectively, related to the maturity of these forward exchange contracts. We also recognized an unrealized loss on outstanding forward exchange contracts of $5,489 in 2007. These derivative losses offset foreign exchange gains on the underlying intercompany and external debt in the consolidated statement of operations. Cash paid upon settlement of these forward exchange contracts are included in investing activities in the consolidated statement of cash flows.

15.  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for our financial assets and liabilities. We will adopt the provisions of SFAS No. 157 for non-financial assets and liabilities that are measured or recognized at fair value on a non-recurring basis on January 1, 2009, in accordance with the partial deferral of this standard by the Financial Accounting Standards Board (“the FASB”). We are currently evaluating the effects of the provisions of SFAS No. 157 on our non-financial assets and liabilities that are measured or recognized at fair value on a non-recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS No. 157 had no impact on previously reported results as all of the provisions were adopted prospectively. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings when they occur, except for derivatives designated as cash flow hedges that are reported in other comprehensive income until the underlying transactions occur.

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), effective January 1, 2008. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities which are not otherwise required to be recorded at fair value on a contract-by-contract basis. We have opted not to apply the fair value option to any of our financial assets or liabilities in the year ended December 31, 2008.

We hold cash equivalents, derivatives, certain other assets, and certain other liabilities that are carried at fair value. We generally determine fair value using a market approach based on quoted prices of identical instruments, when available.

MILLIPORE FORM 10-K 2008	95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

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

Our valuation techniques are based on both observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our assumptions of what a market participant would consider and are not observable in active markets. These two types of inputs create the following fair value hierarchy:

Level 1:	Quoted prices for identical instruments in active markets.

Level 2:	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Instruments whose significant value drivers are unobservable.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are summarized below:

	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents	$99,438	$–	$–	$99,438
Derivatives	$–	$5,566	$–	$5,566
Marketable securities¹	$912	$–	$–	$912
Liabilities
Derivatives	$–	$4,754	$–	$4,754
Deferred compensation²	$6,092	$–	$–	$6,092

1	Relates to investments in marketable securities associated with certain of our non-qualified deferred compensation plans, which are included in Other assets.
2	Relates to our obligations to pay benefits under certain of our non-qualified deferred compensation plans and supplemental savings plan for senior executives, which are included in Other liabilities.

16. COSTS ASSOCIATED WITH EXIT ACTIVITIES

On September 10, 2008, we took actions to optimize the performance of our global supply chain and reduce our cost structure to improve operational efficiency. These actions were partly in response to current market conditions that caused revenue declines in our Bioprocess Division. These actions were also part of our long term strategy to further improve the efficiency of our global supply chain, primarily through consolidation of our manufacturing locations. In total, we expect to incur charges of approximately $29 million related to these activities. We expect to record approximately $13 million for employee separation and retention costs. We expect to record approximately $3 million in lease termination costs at the date we cease to use affected facilities. Other charges consist principally of consulting and facility transition costs of approximately $8 million and non-cash charges for accelerated depreciation of approximately $5 million. We expect to complete these activities by the end of 2010.

96	MILLIPORE FORM 10-K 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following table summarizes expected, incurred and remaining costs associated with these actions at December 31, 2008:

	Severance and Retention Costs	Facility Exit and Lease Termination Costs	Accelerated Depreciation	Other Costs	Total
Expected costs	$12,593	$3,174	$5,367	$8,437	$29,571
Costs incurred in 2008	(5,656)	–	(911)	(2,372)	(8,939)
Remaining costs at December 31, 2008	$6,937	$3,174	$4,456	$6,065	$20,632

The following table summarizes the accrual balances and utilization by cost type associated with these actions at December 31, 2008:

	Severance and Retention Costs	Facility Exit and Lease Termination Costs	Accelerated Depreciation	Other Costs	Total
Expense	$5,656	$–	$911	$2,372	$8,939
Payments/utilization	(911)	–	(911)	(2,372)	(4,194)
Foreign currency translation	(73)	–	–	–	(73)
Balance at December 31, 2008	$4,672	$–	$–	$–	$4,672

During 2008, we recorded costs associated with these exit activities in our statement of operations of $7,871, $819, and $249 in cost of sales, selling, general and administrative expenses and research and development expenses, respectively.

We account for costs associated with exit activities in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”, SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

17. COMMITMENTS AND CONTINGENCIES

Leases. We occupy space and use certain equipment under lease arrangements. At December 31, 2008, future minimum rental payments under non-cancelable operating leases with initial terms exceeding one year were as follows:

2009	$24,388
2010	21,980
2011	19,715
2012	11,419
2013	8,675
Thereafter	21,379
Total minimum future rental payments	107,556
Less: amounts due from subleases	1,622
Total minimum future rental payments less sublease income	$105,934

Rental expense under these lease arrangements was $30,239, $28,283 and $23,794, in 2008, 2007 and 2006 respectively.

MILLIPORE FORM 10-K 2008	97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

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

Other. We have purchase commitments totaling $99,286 at December 31, 2008.

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

As permitted under Massachusetts law and required by our corporate by-laws, we indemnify our officers and directors for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, we have a Directors and Officers liability insurance policy that enables us to recover a portion of any future amounts paid. As there were no known or pending claims, we have not accrued a liability for these agreements as of December 31, 2008.

In the ordinary course of business, we warrant to customers that our products will conform to published or agreed specifications. Generally, the applicable product warranty period is one year from the date of delivery of the product to the customer or of site acceptance, if required. Additionally, we typically provide limited warranties with respect to our services. From time to time, we also make other warranties to customers, including warranties that our products are manufactured in accordance with applicable laws and not in violation of third party rights. We provide for estimated warranty costs at the time of the product sale. We believe our warranty accrual as of December 31, 2008 appropriately reflected the estimated cost of such warranty obligations.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2008.

As part of past acquisitions and divestitures of businesses or assets, we have provided a variety of warranties and indemnifications to the sellers and purchasers that are typical for such transactions. Typically certain of the warranties and the indemnifications expire after a defined period of time following the transaction, but certain warranties and

98	MILLIPORE FORM 10-K 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

indemnifications may survive indefinitely. As of December 31, 2008, no material claims under these warranties or indemnifications are outstanding, and we do not know of any such claims being contemplated.

18. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We have evaluated our business activities that are regularly reviewed by the chief operating decision-maker for which separate discrete financial information is available. As a result of this evaluation, we have determined that we have two operating segments as of December 31, 2008, Bioprocess and Bioscience, which are aggregated into one reporting segment.

Our Bioscience Division improves laboratory productivity and work flows by providing innovative products and technologies for life science research. Our Bioprocess Division helps pharmaceutical and biotechnology companies develop their manufacturing processes, optimize their manufacturing productivity, and ensure the quality of drugs. For both operating segments, economic characteristics, production processes, products and services, types and classes of customers, methods of distribution and regulatory environments are similar.

We attribute net sales to different geographic areas on the basis of the location of the customer. Net sales and long-lived assets information by geographic area is as follows:

	Year ended December 31,
	2008	2007	2006
Net Sales
United States	$528,255	$560,257	$488,240
Other Americas	90,909	87,372	76,523
Americas	619,164	647,629	564,763
Europe	683,284	623,032	491,006
Japan	160,117	133,017	117,623
Other Asia/Pacific	139,573	127,877	81,979
Asia/Pacific	299,690	260,894	199,602
Total	$1,602,138	$1,531,555	$1,255,371

	December 31,
	2008	2007
Long-Lived Assets
United States	$289,149	$298,816
Other Americas	6,801	7,990
Americas	295,950	306,806
France	74,337	85,076
Ireland	178,324	161,029
Other Europe	20,267	28,444
Europe	272,928	274,549
Asia/Pacific	8,532	7,806
Total	$577,410	$589,161

Long-lived assets are net property, plant and equipment attributed to the specific geographic regions.

MILLIPORE FORM 10-K 2008	99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

19.  INVESTMENTS IN AFFILIATED COMPANIES

In 2008, we adopted the provisions of FSP FAS 140-4 and FIN 46(R)-8: “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This standard requires us to provide additional information about our investments in certain affiliated companies.

We have an equity investment in a South African company that is accounted for using the equity method. During 2008, 2007, and 2006, we recorded $521, $724 and $548 of income, respectively. During 2008, 2007, and 2006 we received dividends totaling $210, $448 and $523, respectively.

In addition, we have an equity investment in the India JV that is engaged in the manufacture and sale of certain types of filtration systems, laboratory water purification systems, accessories, consumables, and services. This entity is used as a channel for our products into the Indian market. This investment was previously accounted for using the equity method. In 2006, we identified this entity as a variable interest entity under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” We concluded that we are the primary beneficiary of this variable interest entity, and must therefore consolidate the entity, due to the existence of an option that allows us to purchase additional interests in the India JV, and our assessment that substantially all of the activities of the India JV involve us or are conducted on our behalf.

We have not made contributions to fund the entity’s operations since our initial capital contribution in 1986. Cash generated through operations and an operating bank facility are the primary sources of financing for the entity. Creditors of the India JV have no recourse against us in the event of non-payment by the India JV.

The India JV contributed approximately less than 2% of our consolidated net sales in 2008. Assets and liabilities of the India JV appearing in our consolidated balance sheet as of December 31, 2008 consisted of the following:

Current assets	$10,601
Non-current assets	2,941
Total assets	$13,542

Current liabilities	$4,081
Non-current liabilities	55
Total liabilities	$4,136

20.  SUBSEQUENT EVENT

On February 20, 2009, we acquired Guava Technologies, Inc., a provider of easy-to-use, bench top cell analysis systems for $22.6 million, subject to closing adjustments. We paid for the acquisition with available cash on hand.

100	MILLIPORE FORM 10-K 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Quarterly Results (Unaudited)

Our quarterly unaudited results are summarized below:

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2008
Net sales	$396,204	$414,176	$395,005	$396,753	$1,602,138
Cost of sales	188,067	184,013	185,835	191,392	749,307
Gross profit	208,137	230,163	209,170	205,361	852,831
Selling, general and administrative expenses	125,502	134,484	123,974	132,769	516,729
Research and development expenses	25,009	26,172	25,421	26,003	102,605
Operating profit	57,626	69,507	59,775	46,589	233,497
Interest income	111	270	213	354	948
Interest expense	(14,796)	(14,947)	(13,899)	(12,783)	(56,425)
Income before income taxes and minority interest	42,941	54,830	46,089	34,160	178,020
Provision for income taxes	9,577	13,207	5,710	163	28,657
Minority interest, net of tax	781	1,349	706	726	3,562
Net income	$32,583	$40,274	$39,673	$33,271	$145,801
Earnings per share:
Basic	$0.59	$0.73	$0.72	$0.60	$2.64
Diluted	$0.59	$0.72	$0.71	$0.60	$2.62
Weighted average shares outstanding:
Basic	54,910	55,123	55,205	55,244	55,128
Diluted	55,506	55,693	55,844	55,624	55,711

2007
Net sales	$371,992	$383,175	$371,174	$405,214	$1,531,555
Cost of sales	182,129	182,782	169,128	187,053	721,092
Gross profit	189,863	200,393	202,046	218,161	810,463
Selling, general and administrative expenses	122,844	123,060	118,143	122,690	486,737
Research and development expenses	27,464	25,993	26,492	27,050	106,999
Operating profit	39,555	51,340	57,411	68,421	216,727
Interest income	471	299	382	301	1,453
Interest expense	(16,748)	(16,325)	(16,542)	(16,142)	(65,757)
Income before income taxes and minority interest	23,278	35,314	41,251	52,580	152,423
(Benefit from) provision for income taxes	(4,350)	5,869	4,130	6,775	12,424
Minority interest, net of tax	969	1,032	859	667	3,527
Net income	$26,659	$28,413	$36,262	$45,138	$136,472
Earnings per share:
Basic	$0.50	$0.52	$0.67	$0.83	$2.52
Diluted	$0.49	$0.52	$0.66	$0.81	$2.48
Weighted average shares outstanding:
Basic	53,751	54,147	54,472	54,669	54,263
Diluted	54,734	54,910	55,184	55,399	55,028

MILLIPORE FORM 10-K 2008	101

PART II

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

This item is not applicable.

102	MILLIPORE FORM 10-K 2008

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to our directors is incorporated by reference to our definitive Proxy Statement for Millipore’s Annual Meeting of Stockholders scheduled to be held on May 12, 2009 (the “Proxy Statement”) under the caption “MANAGEMENT AND ELECTION OF DIRECTORS”. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 27, 2009.

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

MILLIPORE FORM 10-K 2008	103

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

104	MILLIPORE FORM 10-K 2008

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

3.  LIST OF EXHIBITS.

A. The following exhibits are incorporated herein by reference. All referenced Forms 10-K, 10-Q and 8-K are those of Millipore Corporation [Commission File No. 0-1052]:

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission

2.1	Form of Master Separation and Distribution Agreement between Millipore and Mykrolis Corporation+	Form 10-Q for the quarter ended June 30, 2001

2.2	Form of General Assignment and Assumption Agreement between Millipore and Mykrolis Corporation+	Form 10-Q for the quarter ended June 30, 2001

3(i)	Restated Articles of Organization, as amended May 6, 1996	Form 10-K for year ended December 31, 1996

3(ii)	By Laws, as amended	Form 8-K filed February 14, 2005

4.1	Specimen Stock Certificate	Registration Statement on Form S-3 ASR (No. 333-136451)

4.2	Indenture dated as of June 13, 2006 among Millipore, Wilmington Trust Company and Citibank, N.A.	Form 8-K filed June 16, 2006

4.3	Indenture dated as of June 30, 2006 among Millipore, Citibank, N.A., and Citibank International plc	Form 8-K filed July 6, 2006

10.1.1	Form of letter agreement with directors relating to the deferral of directors fees and conversion into phantom stock units*	Form 10-K for the year ended December 31, 1998

10.1.2	Form of letter agreement with directors relating to the deferral of directors’ cash compensation*	Form 10-K for the year ended December 31, 2002

10.1.3	Form of Amendment dated August 12, 2004 to Deferral Letter Agreement with Directors of Millipore Corporation*	Form 10-K for the year ended December 31, 2004

MILLIPORE FORM 10-K 2008	105

PART IV

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission

10.1.4	Form of letter agreement with directors relating to the deferral of directors’ cash compensation*	Form 10-Q for the quarter ended September 27, 2008

10.2.1	Amended and Restated 1999 Stock Option Plan for Non-Employee Directors*	Form 10-Q for the quarter ended June 30, 2003

10.2.2	Amendment dated November 18, 2003 to 1999 Stock Option Plan for Non-Employee Directors*	Form 10-K for the year ended December 31, 2003

10.2.3	Form of Stock Option Grant to Directors under 1999 Stock Option Plan for Non-Employee Directors*	Form 10-K for the year ended December 31, 2004

10.3.1	Amended and Restated 1999 Stock Incentive Plan dated April 26, 2006*	Form 10-Q for the quarter ended April 1, 2006

10.3.2	Form of Stock Option Grant to Executive Officers and other employees under 1999 Stock Incentive Plan*	Form 10-K for the year ended December 31, 2004

10.3.3	Form of Restricted Stock Unit Grant to Executive Officers and other employees under 1999 Stock Incentive Plan*	Form 8-K filed February 21, 2006

10.3.4	Form of Nonqualified Stock Option Grant for Nonemployee Directors under 1999 Stock Incentive Plan*	Form 10-Q for the quarter ended September 30, 2006

10.3.5	Form of Restricted Stock Unit Award Document for Nonemployee Directors under 1999 Stock Incentive Plan*	Form 10-Q for the quarter ended September 30, 2006

10.4.1	Form of Nonqualified Stock Option Grant to Executive Officers under 2008 Stock Incentive Plan*	Form 8-K filed February 13, 2009

10.4.2	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under 2008 Stock Incentive Plan*	Form 8-K filed February 13, 2009

10.4.3	Form of Nonqualified Stock Option Grant for Nonemployee Directors under 2008 Stock Incentive Plan*	Form 10-Q for the quarter ended September 27, 2008

10.4.4	Form of Restricted Stock Unit Award Document for Nonemployee Directors under 2008 Stock Incentive Plan*	Form 10-Q for the quarter ended September 27, 2008

10.5	Amended and Restated 2000 Deferred Compensation Plan for Senior Management as of January 1, 2008*	Form 8-K filed May 13, 2008

10.6	Millipore Incentive Plan (f/k/a 2000 Management Incentive Plan)*	Form 10-K for the year ended December 31, 2000

10.7.1	Offer Letter to Martin D. Madaus dated October 11, 2004*	Form 10-K for the year ended December 31, 2004

10.7.2	Executive Termination Agreement dated August 8, 2007 between Millipore and Martin D. Madaus*	Form 8-K filed August 18, 2007

10.7.3	Officer Severance Agreement dated August 8, 2007 between Millipore and Martin D. Madaus*	Form 8-K filed August 18, 2007

106	MILLIPORE FORM 10-K 2008

PART IV

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission

10.7.4	Restricted Stock Agreement dated January 1, 2005 between Millipore and Martin D. Madaus*	Form 10-Q for the quarter ended October 1, 2005

10.8.1	Executive Termination Agreement dated September 13, 2007 between Millipore and Dominique Baly*	Form 8-K filed September 13, 2007

10.8.2	Officer Severance Agreement dated September 13, 2007 between Millipore and Dominique Baly*	Form 8-K filed September 13, 2007

10.8.3	Letter Agreement dated June 10, 2008 between Millipore and Dominique Baly*	Form 8-K filed June 13, 2008

10.9	Management Compensation Changes, Equity Grants, Approval of Payments under the Millipore Incentive Plan and description of 2009 Metrics under the Millipore Incentive Plan*	Form 8-K filed February 13, 2009

10.10.1	Master Patent License Agreement dated as of March 31, 2001 between Millipore and Mykrolis Corporation	Form 10-Q for the quarter ended June 30, 2001

10.10.2	Master Patent Grantback License Agreement dated as of March 31, 2001 between Millipore and Mykrolis Corporation	Form 10-Q for the quarter ended June 30, 2001

10.10.3	Master Trade Secret and Know-How Agreement dated as of March 31, 2001 between Millipore and Mykrolis Corporation	Form 10-Q for the quarter ended June 30, 2001

10.10.4	Tax Sharing Agreement dated as of March 31, 2001 between Millipore and Mykrolis Corporation	Form 10-Q for the quarter ended June 30, 2001

10.11	Net Lease dated August 12, 2002 between Millipore and Getronics Wang Co., LLC, with respect to the Company’s headquarters in Billerica, Massachusetts	Form 10-K for the year ended December 31, 2002

10.12.1	Credit Agreement dated as of December 15, 2005 among Millipore and certain of its subsidiaries, Bank of America, N.A., and certain other lenders and arrangers	Form 8-K filed December 20, 2005

10.12.2	Amendment No. 1 and Consent dated as of June 6, 2006 among Millipore and certain of its subsidiaries, Bank of America, N.A., and certain other lenders and arrangers	Form 8-K filed June 9, 2006

10.12.3	Amendment No. 2 dated as of July 13, 2006 among Millipore and certain of its subsidiaries, Bank of America, N.A., and certain other lenders and arrangers	Form 8-K filed July 18, 2006

+	Millipore Corporation agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.
*	A “management contract or compensatory plan”

MILLIPORE FORM 10-K 2008	107

PART IV

B.  The following exhibits are filed or furnished herewith:

Reg. S-K Item 601(b) Reference	Documents Filed Herewith

(10)	2008 Stock Incentive Plan*

Amendment dated December 4, 2008 to Amended and Restated 2000 Deferred Compensation Plan for Senior Management*

Amended and Restated Supplemental Savings and Retirement Plan for Key Salaried Employees of Millipore Corporation as of January 1, 2009*

Amendment dated October 22, 2008 to Millipore Incentive Plan*

Form of Executive Termination Agreement between Millipore and executive officer*

Form of Officer Severance Agreement between Millipore and executive officer*

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

Documents Furnished Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A “management contract or compensatory plan”

108	MILLIPORE FORM 10-K 2008

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLIPORE CORPORATION

Dated: February 27, 2009	By:	/S/ CHARLES F. WAGNER, JR.
Charles F. Wagner, Jr., Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ MARTIN D. MADAUS Martin D. Madaus	Chairman of the Board of Directors, President and Chief Executive Officer	February 27, 2009

/S/ CHARLES F. WAGNER, JR. Charles F. Wagner, Jr.	Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/S/ ANTHONY L. MATTACCHIONE Anthony L. Mattacchione	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2009

/S/ DANIEL BELLUS* Daniel Bellus	Director	February 27, 2009

/S/ ROBERT C. BISHOP* Robert C. Bishop	Director	February 27, 2009

/S/ MELVIN D. BOOTH* Melvin D. Booth	Director	February 27, 2009

/S/ ROLF CLASSON* Rolf Classon	Director	February 27, 2009

/S/ MAUREEN A. HENDRICKS* Maureen A. Hendricks	Director	February 27, 2009

/S/ MARK HOFFMAN* Mark Hoffman	Director	February 27, 2009

/S/ JOHN F. RENO* John F. Reno	Director	February 27, 2009

/S/ EDWARD M. SCOLNICK* Edward M. Scolnick	Director	February 27, 2009

/S/ KAREN E. WELKE* Karen E. Welke	Director	February 27, 2009

*By:	/S/ JEFFREY RUDIN
Jeffrey Rudin, Attorney-in-Fact

MILLIPORE FORM 10-K 2008	109

Index to Exhibits

Exhibit No.	Description

10.1	2008 Stock Incentive Plan*

10.2	Amendment dated December 4, 2008 to Amended and Restated 2000 Deferred Compensation Plan for Senior Management*

10.3	Amended and Restated Supplemental Savings and Retirement Plan for Key Salaried Employees of Millipore Corporation as of January 1, 2009*

10.4	Amendment dated October 22, 2008 to Millipore Incentive Plan*

10.5	Form of Executive Termination Agreement between Millipore and executive officer*

10.6	Form of Officer Severance Agreement between Millipore and executive officer*

21.1	Subsidiaries of Millipore

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A “management contract or compensatory plan”

110	MILLIPORE FORM 10-K 2008