Form 10-Q
period 2009-04-04
MILLIPORE CORP /MA
filed 2009-05-13
CIK 66479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 4, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2009, there were 55,433,262 shares of the registrant’s common stock outstanding.

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Condensed Consolidated Statements of Operations for the three months ended April 4, 2009 and March 29, 2008	3

	Condensed Consolidated Balance Sheets at April 4, 2009 and December 31, 2008	4

	Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 2009 and March 29, 2008	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6	Exhibits	30

Signatures		31

Exhibits		32

	In this Form 10-Q, unless the context otherwise requires, the terms “Millipore”, the “Company”, “we” or “us” shall mean Millipore Corporation and its subsidiaries.

2	MILLIPORE FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data) (Unaudited)	April 4, 2009	March 29, 2008 (As Adjusted)
Revenues	$407,940	$396,204
Cost of revenues	184,621	188,067
Gross profit	223,319	208,137
Selling, general and administrative expenses	126,788	125,502
Research and development expenses	25,203	25,009
Operating profit	71,328	57,626
Gain on business acquisition	8,542	–
Interest income	242	111
Interest expense	(14,609)	(18,137)
Income before provision for income taxes	65,503	39,600
Provision for income taxes	11,949	8,324
Net income	53,554	31,276
Less: Net income attributable to noncontrolling interest	529	781
Net income attributable to Millipore	$53,025	$30,495
Earnings per share:
Basic	$0.96	$0.56
Diluted	$0.95	$0.55
Weighted average shares outstanding:
Basic	55,352	54,910
Diluted	55,779	55,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE FORM 10-Q	3

PART I

Condensed Consolidated Balance Sheets

(In thousands, except per share data) (Unaudited)	April 4, 2009	December 31, 2008 (As Adjusted)
Assets
Current assets:
Cash and cash equivalents	$172,122	$115,462
Accounts receivable (less allowance for doubtful accounts of $3,408 and $2,930 as of April 4, 2009 and December 31, 2008, respectively)	289,404	274,529
Inventories	253,147	259,360
Deferred income taxes	66,398	70,305
Other current assets	31,207	32,787
Total current assets	812,278	752,443
Property, plant and equipment, net	564,693	577,410
Deferred income taxes	15,972	10,927
Intangible assets, net	372,609	369,473
Goodwill	1,003,306	1,004,694
Other assets	17,526	18,155
Total assets	$2,786,384	$2,733,102
Liabilities and Equity
Current liabilities:
Short-term debt	$74,056	$4,391
Accounts payable	79,466	70,037
Income taxes payable	9,734	9,966
Accrued expenses and other current liabilities	160,406	162,969
Total current liabilities	323,662	247,363
Deferred income taxes	8,033	7,264
Long-term debt	999,032	1,082,058
Other liabilities	79,206	84,122
Total liabilities	1,409,933	1,420,807
Commitments and contingencies (Note 17)
Millipore shareholders’ equity:
Common stock, par value $1.00 per share, 120,000 shares authorized; 55,421 shares issued and outstanding as of April 4, 2009; 55,260 shares issued and outstanding as of December 31, 2008	55,421	55,260
Additional paid-in capital	350,264	346,429
Retained earnings	1,020,382	967,357
Accumulated other comprehensive loss	(55,824)	(63,077)
Total Millipore shareholders’ equity	1,370,243	1,305,969
Noncontrolling interest	6,208	6,326
Total equity	1,376,451	1,312,295
Total liabilities and equity	$2,786,384	$2,733,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	MILLIPORE FORM 10-Q

PART I

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands) (Unaudited)	April 4, 2009	March 29, 2008 (As Adjusted)
Cash flows from operating activities:
Net income	$53,554	$31,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,523	32,570
Stock-based compensation	5,791	4,791
Amortization of deferred financing costs	844	857
Amortization of debt discount	3,704	3,465
Deferred income tax provision	6,829	1,156
Gain on business acquisition	(8,542)	–
Business acquisition inventory fair value adjustment	610	–
Other	4,161	(306)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(22,464)	(20,185)
Inventories	2,250	1,237
Other assets	5,535	160
Accounts payable	9,493	(6,904)
Accrued expenses and other current liabilities	(2,922)	(7,570)
Income taxes payable	(681)	(430)
Other liabilities	(4,458)	294
Net cash provided by operating activities	84,227	40,411
Cash flows from investing activities:
Additions to property, plant and equipment	(15,708)	(13,472)
Acquisition of business, net of cash acquired	(18,766)	–
Other	(1,362)	(3,074)
Net cash used for investing activities	(35,836)	(16,546)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	1,710	9,224
Repayments under long-term revolving credit facility, net	(67,174)	(40,894)
Net borrowings of short-term debt	71,747	1,060
Dividends paid to noncontrolling interest	(460)	(895)
Net cash provided by (used for) financing activities	5,823	(31,505)
Effect of foreign exchange rates on cash and cash equivalents	2,446	529
Net increase (decrease) in cash and cash equivalents	56,660	(7,111)
Cash and cash equivalents at beginning of year	115,462	36,177
Cash and cash equivalents at end of period	$172,122	$29,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE FORM 10-Q	5

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data) (Unaudited)

1.  GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of December 31, 2008 was derived from audited financial statements, as adjusted (see below), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of our management, these condensed consolidated financial statements reflect all significant adjustments, including normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of future trends or our operations for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since the fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The first fiscal quarters of 2009 and 2008 ended on April 4, 2009 and March 29, 2008, respectively.

Certain reclassifications and adjustments have been made to the 2008 financial statements to conform to the 2009 presentation.

Effective January 1, 2009, we adopted Financial Accounting Standards Board (the “FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) and Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, (“SFAS No. 160”). These changes in accounting rules required retrospective adjustments to prior period financial statements to conform with current accounting treatment. FSP APB 14-1 requires that convertible debt instruments that may be settled in cash, including partial cash settlements, be separated into a debt component and an equity component. The value assigned to the debt component as of the issuance date is the estimated fair value of a similar debt instrument without the conversion feature. The difference between the proceeds obtained for the instruments and the estimated fair value assigned to the debt component represents the equity component. Refer to Note 9 of this Form 10-Q for additional information on the adoption of FSP APB 14-1. SFAS No. 160 changes the accounting for and reporting of a noncontrolling interest (previously referred to as “minority interest”) in our consolidated financial statements. Under SFAS No. 160, we now report noncontrolling interest in subsidiaries as a separate component of equity in the consolidated balance sheets (previously presented between liabilities and shareholders’ equity) and show both net income attributable to the noncontrolling interest and net income attributable to Millipore on the face of the consolidated statements of operations.

2.  STOCK-BASED COMPENSATION

We grant stock options and restricted stock units to employees, officers, and directors under our current stock plans. Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as

6	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

expense, net of estimated forfeitures, on a straight-line basis over the requisite service period, which generally represents the vesting period. We estimate the fair value of our stock options using the Black-Scholes option-pricing model and the fair value of our restricted stock units based on the quoted market price of our common stock at the date of grant.

In February 2009, performance-based restricted stock units were granted to certain employees. The number of shares that will ultimately vest, if any, is determined based on company performance against predetermined target financial metrics over a three-year period. The fair value of these performance-based restricted stock units is determined based on the quoted market price of our common stock at the date of grant. Stock-based compensation expense is recognized on a straight-line basis over the three-year performance period, net of estimated forfeitures. Stock-based compensation each period is determined based on the number of shares that are expected to vest, which takes into consideration the probability of meeting the predetermined target financial metrics. Cumulative adjustments would be recorded to reflect changes in the number of shares expected to vest.

The following table presents grants of stock options, restricted stock units, and performance-based share grants:

	Three Months Ended
	April 4, 2009		March 29, 2008
Stock options	430		421
Restricted stock units	228		377
Performance-based restricted stock units	111	(a)	–

(a)	Represents target number of shares estimated to be earned at the time of grant.

The following table presents stock-based compensation expense included in our condensed consolidated statements of operations:

	Three Months Ended
	April 4, 2009	March 29, 2008
Stock-based compensation expense in:
Cost of revenues	$615	$529
Selling, general and administrative expenses	4,490	3,683
Research and development expenses	686	579
Income before provision for income taxes	5,791	4,791
Provision for income taxes	(1,994)	(1,538)
Net income attributable to Millipore	$3,797	$3,253

3.  BUSINESS ACQUISITIONS

Guava Technologies, Inc.

On February 20, 2009, we acquired Guava Technologies, Inc. (“Guava”), a provider of easy-to-use, bench top cell analysis systems. With the Guava acquisition, we will bring our flow cytometry platform to cell biologists by combining Guava's instruments with our reagent kits. The total purchase price was $18,870, which was paid for with available cash on hand. The purchase price was allocated to net assets acquired of $811, identifiable intangible assets of $16,600, and net deferred tax assets of $10,001. Acquisition related costs of $573 have been included in selling, general and administrative expenses in our statement of operations.

MILLIPORE FORM 10-Q	7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

We recorded a bargain purchase gain on acquisition of $8,542 after allocating the purchase price to the identifiable assets acquired and liabilities assumed. Under the new accounting standards for business combinations which are effective as of January 1, 2009, the acquisition resulted in a gain because the fair value of net assets acquired exceeded the purchase price. This was primarily attributable to the net operating loss carryforwards that we recognized as deferred tax assets based on our ability to use them in the future. These deferred tax assets could not be utilized by Guava as a result of their operating losses.

We had a preexisting relationship with Guava concerning distribution and service rights related to their products. The acquisition in effect settles this preexisting relationship. The net book value related to these distribution and service rights was determined to be at fair value and no gain or loss was recognized for the effective settlement of these agreements.

The acquisition purchase price was allocated to net assets acquired and identifiable intangible assets based on their estimated fair values. These fair values were based on management’s estimates and assumptions. Intangible assets recorded as a result of this acquisition are not deductible for tax purposes.

The results of the acquired Guava operations have been included in our condensed consolidated statements of operations since the acquisition date. Pro forma results of operations have not been presented because such information is not material to our condensed consolidated financial statements.

Serologicals Corporation

We committed to a plan of integration of certain Serologicals Corporation (“Serologicals”) activities when we acquired the company on July 14, 2006. The plan included closure of facilities, the abandonment or redeployment of equipment, and employee terminations and relocations. We recorded severance and relocation cost liabilities amounting to $6,675 and facility closure cost liabilities amounting to $5,877 with corresponding adjustments to goodwill in accordance with Emerging Issues Task Force (the “EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Amounts accrued for severance and relocation costs were paid in 2006, 2007 and 2008. At April 4, 2009, only accruals for facility closure costs amounting to $2,737 remained and are expected to be paid over the remaining lease term for certain idle facilities.

4.  GOODWILL

The following table presents changes in goodwill:

Balance at December 31, 2008	$1,004,694
Effect of foreign exchange rate changes	(1,388)
Balance at April 4, 2009	$1,003,306

8	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

5.  INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

April 4, 2009	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
Patented and unpatented technologies	$89,823	$(40,622)	$49,201	5 – 20 years
Trademarks and trade names	42,378	(19,612)	22,766	5 – 20 years
Customer relationships	407,189	(113,368)	293,821	15 – 18 years
Licenses and other	14,524	(7,703)	6,821	1.5 – 20 years
Total	$553,914	$(181,305)	$372,609

December 31, 2008
Patented and unpatented technologies	$79,029	$(38,743)	$40,286	5 – 20 years
Trademarks and trade names	41,749	(18,919)	22,830	5 – 20 years
Customer relationships	402,596	(102,171)	300,425	15 – 18 years
Licenses and other	13,065	(7,133)	5,932	1.5 – 20 years
Total	$536,439	$(166,966)	$369,473

Amortization expense for the three months ended April 4, 2009 and March 29, 2008 was $14,544 and $16,214, respectively.

The estimated aggregate future amortization expense for intangible assets owned as of April 4, 2009 is as follows:

Remainder of 2009	$44,097
2010	53,678
2011	48,393
2012	42,227
2013	36,557
2014	31,266
Thereafter	116,391
Total	$372,609

6.  BASIC AND DILUTED EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	April 4, 2009	March 29, 2008 (As adjusted)
Numerator:
Net income attributable to Millipore	$53,025	$30,495
Denominator:
Weighted average common shares outstanding for basic EPS	55,352	54,910
Dilutive effect of stock-based compensation awards	427	596
Weighted average common shares outstanding for diluted EPS	55,779	55,506
Earnings per share:
Basic	$0.96	$0.56
Diluted	$0.95	$0.55

MILLIPORE FORM 10-Q	9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

Net income attributable to Millipore and earnings per share amounts for the three months ended March 29, 2008 have been adjusted for changes in accounting required by FSP APB 14-1.

For the three months ended April 4, 2009 and March 29, 2008, outstanding stock options and restricted stock units amounting to 1,281 and 761, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. Antidilutive options and restricted stock units could become dilutive in the future. Performance-based restricted stock units are excluded from the calculation of diluted earnings per share because they are considered contingently issuable shares. In addition, shares issuable for the conversion premium upon conversion of the 3.75 percent convertible senior notes were excluded from the calculation of diluted earnings per share as of April 4, 2009 and March 29, 2008, respectively, because our stock price had not exceeded the conversion price.

7.  INVENTORIES

Inventories, stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	April 4, 2009	December 31, 2008
Raw materials	$46,937	$46,699
Work in process	84,985	77,638
Finished goods	121,225	135,023
Total inventories	$253,147	$259,360

8.  PROPERTY, PLANT AND EQUIPMENT

Accumulated depreciation on property, plant and equipment was $349,627 at April 4, 2009 and $345,511 at December 31, 2008.

9.  DEBT

Short-term debt

Our short-term debt consisted of the following:

	April 4, 2009	December 31, 2008
Revolving credit facilities	$69,805	$–
Operating bank facilities	4,251	4,391
Total short-term debt	$74,056	$4,391

Revolving credit facilities with maturity dates within one year are classified as short-term debt. Our short-term revolving credit facilities are renewable for additional periods unless terminated by either Millipore or the banks.

10	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

Long-term debt

Our long-term debt consisted of the following:

	April 4, 2009	December 31, 2008 (As adjusted)
Revolving credit facility	$141,000	$215,271
3.75% convertible senior notes due 2026, net of discount	521,829	518,157
5.875% senior notes due 2016, net of discount	336,203	348,630
Total long-term debt	$999,032	$1,082,058

At April 4, 2009, we had a credit commitment under our primary revolving credit agreement (the “Revolver”) amounting to €465,000, or $627,107. At April 4, 2009, we had €360,448, or $486,107, available for borrowing under the Revolver. The Revolver expires June 6, 2011. At April 4, 2009, we were in compliance with all financial covenants under the Revolver.

FSP APB 14-1 changed the accounting for our 3.75 percent convertible senior notes (the “Convertible Notes”) that were issued in June 2006 and the related deferred financing costs. Prior to the issuance of this standard, we reported the Convertible Notes at their principal amount of $565,000 in long-term debt and we capitalized deferred financing costs amounting to $13,361. Upon adoption of FSP APB 14-1 as of January 1, 2009, we adjusted the accounting for the Convertible Notes and deferred financing costs for all prior periods since initial issuance of the debt, as described in Note 1. We determined the estimated fair value of a similar debt instrument without the conversion feature was $483,747 at the time of issuance. The equity component, recorded as additional paid-in capital, was $50,377 as of the date of issuance, which represents the difference between the proceeds from issuance of the Convertible Notes and the fair value of the debt as of the date of issuance, net of deferred taxes of $30,876. The resulting $81,253 discount on the debt will be amortized through interest expense over the five and one-half year period from June 2006 through December 2011, which represents the expected life of the debt. Additionally, we reclassified $1,205 of the deferred financing costs to equity, net of deferred taxes of $738, as equity issuance costs, which will not be amortized to the statement of operations. The cumulative effect of the change reduced January 1, 2008 retained earnings by $12,682.

The December 31, 2008 condensed consolidated balance sheet and the statement of operations for the three months ended March 29, 2008 have been adjusted for the change in accounting principle as follows:

	As Previously Reported	Adjustments	As Adjusted
Consolidated Balance Sheet:
December 31, 2008
Deferred tax assets – non-current	$28,445	$(17,518)	$10,927
Other assets – non-current	$19,185	$(1,030)	$18,155
Long-term debt	$1,128,901	$(46,843)	$1,082,058
Additional paid-in capital	$297,257	$49,172	$346,429
Retained earnings	$988,235	$(20,878)	$967,357
Consolidated Statement of Operations:
Three months ended March 29, 2008
Interest expense	$(14,796)	$(3,341)	$(18,137)
Provision for income taxes	$9,577	$(1,253)	$8,324
Net income attributable to Millipore	$32,583	$(2,088)	$30,495
Earnings per share:
Basic	$0.59	$(0.03)	$0.56
Diluted	$0.59	$(0.04)	$0.55

MILLIPORE FORM 10-Q	11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

Upon conversion, the Convertible Notes will be convertible into cash for the principal amount and shares of our common stock for the conversion premium, if any, based on initial conversion rate of 11.0485 shares per $1 principal amount (which represents an initial conversion price of approximately $90.51 per share), subject to adjustments.

The following table sets forth balance sheet information regarding the Convertible Notes:

	April 4, 2009	December 31, 2008
Principal value of the liability component	$565,000	$565,000
Unamortized value of the liability component	43,171	46,843
Net carrying value of the liability component	$521,829	$518,157

Interest expense on the Convertible Debt is recognized based on an effective interest rate of 6.94 percent. This rate represents the contractual coupon interest and the discount amortization as shown below:

	Three months ended
	April 4, 2009	March 29, 2008
Interest expense—coupon	$5,297	$5,297
Interest expense—debt discount amortization	$3,672	$3,672

10.  INCOME TAXES

Our effective tax rate was 18 percent for the three months ended April 4, 2009 versus 21 percent for the prior year comparable period. During the three months ended April 4, 2009, we recognized $1,136 tax benefit associated with our research and development (“R&D”) credits as a result of a change in U.S. tax laws, which reduced our effective tax rate. Our effective tax rate for the three months ended April 4, 2009 is also lower because of the $8,542 non-taxable gain on the Guava acquisition. Adjusting for this gain, our effective tax rate was 21 percent for the three months ended April 4, 2009.

11.  EMPLOYEE BENEFIT PLANS

Our net periodic pension and post-retirement benefit costs were as follows:

	U.S. Pension Benefits		U.S. Postretirement Benefits		Foreign Retirement Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008
Service cost	$39	$13	$1	$164	$651	$743
Interest cost	1,109	1,082	39	128	433	498
Expected return on plan assets	(921)	(998)	–	–	(286)	(441)
Amortization of prior service benefit	–	–	(114)	(49)	–	–
Amortization of net loss/(gain)	268	265	(36)	(24)	(15)	2
Net periodic benefit cost	$495	$362	$(110)	$219	$783	$802

We expect to contribute $6,740 to the U.S. pension plan, $2,000 to the foreign retirement plans, and $369 to the U.S. postretirement benefit plan in 2009. As of April 4, 2009, we made contributions of $6,740, $332, and $159 to the U.S. pension plan, the foreign retirement plans, and the U.S. postretirement benefit plan, respectively.

12	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(In thousands, except per share data) (Unaudited)

12.  EQUITY

Summary of the changes in equity for the three months ended April 4, 2009 and March 29, 2008 is provided below:

	April 4, 2009			March 29, 2008 (as adjusted)
	Millipore Shareholders’ Equity	Noncontrolling Interest	Total Equity	Millipore Shareholders’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$1,305,969	$6,326	$1,312,295	$1,173,058	$6,243	$1,179,301
Stock plan activity	(1,795)	–	(1,795)	7,082	–	7,082
Stock based compensation expense	5,791	–	5,791	4,791	–	4,791
Adoption of SFAS No. 158 measurement date provision	–	–	–	(124)	–	(124)
Dividends paid to noncontrolling interest	–	(460)	(460)	–	(895)	(895)
Comprehensive income:
Net income	53,025	529	53,554	30,495	781	31,276
Net foreign currency translation adjustments, net of tax	2,855	(187)	2,668	(6,009)	(93)	(6,102)
Change in fair value of cash flow hedges, net of tax	3,939	–	3,939	(848)	–	(848)
Net realized loss on cash flow hedges, net of tax	(31)	–	(31)	(732)	–	(732)
Net realized loss on cash flow hedges reclassified to earnings, net of tax	247	–	247	557	–	557
Net changes in additional pension liability adjustments, net of tax	243	–	243	(1,352)	–	(1,352)
Total comprehensive income	60,278	342	60,620	22,111	688	22,799
Equity, end of period	$1,370,243	$6,208	$1,376,451	$1,206,918	$6,036	$1,212,954

13.  DERIVATIVE INSTRUMENTS AND HEDGING

Our earnings and cash flows are subject to fluctuations caused by changes in foreign currency exchange rates. We enter into certain derivative financial instruments, when available on a cost-effective basis, to hedge our underlying foreign currency exchange rate exposures. These instruments are managed on a consolidated basis to take advantage of natural offsets and to minimize our net exposures. Derivative financial instruments are not used for speculative purposes.

We account for derivative financial instruments and hedging activities in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). All derivatives are recognized on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives are recognized in earnings or other comprehensive income (“OCI”) depending on whether the derivative instrument qualifies for hedge accounting. Changes in the fair value of a derivative that is designated and highly effective as a cash flow hedge are recorded in OCI until earnings are affected by the hedged item. Changes in the fair value of derivatives and financial instruments used to hedge our net investments in foreign operations are included as translation adjustments in OCI. Changes in the fair value of derivatives not qualifying for hedge accounting, and the ineffective portion of derivative instruments designated as cash flow hedges, are recorded in

MILLIPORE FORM 10-Q	13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

current earnings. We formally assess, both at the inception of the hedge and on an ongoing basis, whether the transaction being hedged is probable of occurring and whether the derivatives are highly effective in offsetting changes in the cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively in accordance with SFAS No. 133. Cash flows from derivative financial instruments that are designated as hedges are classified within the same category as the item being hedged on the consolidated statement of cash flows. Cash flows from derivatives that are not designated as hedges are included in cash flows from investing activities when the timing of the cash flows are not similar to the hedged transactions.

Cash Flow Hedges

We utilize foreign currency forward exchange contracts to hedge anticipated intercompany sales transactions in certain foreign currencies and designate these derivative instruments as cash flow hedges when appropriate. We enter into forward exchange contracts that match the currency, timing, and notional amount of the underlying forecasted transactions. Therefore, no ineffectiveness resulted or was recorded through the consolidated statement of operations in any of the periods presented. Our forward exchange contracts are primarily short term in nature with maximum contract durations of fifteen months. The net gain or loss from these cash flow hedges reported in accumulated OCI will be reclassified to earnings and recorded in revenues in our consolidated statement of operations when the related inventory is sold to third-party customers. The amounts ultimately recognized will vary based on fluctuations of the hedged currencies through the contract maturity dates. At April 4, 2009, these forward exchange contracts had aggregate U.S. dollar equivalent notional amounts of $118,634. At April 4, 2009, we had $116 net realized gain in accumulated OCI which will be recognized in net revenues in the next three months.

Net Investment Hedge

We designated our 5.875 percent senior notes, which are denominated in Euro, as a hedge of the foreign currency exposures of our net investment in certain foreign operations. Foreign exchange gains or losses on the hedge, caused by the remeasurement of the Euro debt to U.S. dollars, are recorded in OCI as a component of cumulative translation adjustment. At April 4, 2009, the cumulative net loss included in accumulated OCI was $23,374.

Embedded Derivatives

The contingent interest feature of the Convertible Notes represents an embedded derivative that requires separate recognition at fair value apart from the Convertible Notes. As a result, we are required to separate the value of this feature from the Convertible Notes and record a liability on the condensed consolidated balance sheet. As of April 4, 2009, the contingent interest feature had a nominal fair value.

Other Derivatives

In addition to cash flow hedges and the net investment hedge, we also enter into foreign currency forward exchange contracts to mitigate the impact of foreign exchange risk related to foreign currency denominated intercompany and external debt, and foreign currency receivable and payable balances. As we do not designate these forward exchange contracts as hedges under SFAS No. 133, both realized and unrealized gains and losses resulting from changes in the fair value of these derivative instruments are recorded through current earnings.

14	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

The aggregate U.S. dollar equivalent notional amount of these forward exchange contracts related to foreign currency receivable and payable balances was $205,579 at April 4, 2009. Cash paid or received upon settlement of these forward exchange contracts is included in operating activities in the condensed consolidated statement of cash flows.

Fair values of derivative instruments at April 4, 2009 are summarized in the following table:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedges – foreign exchange contracts	Other current assets	$5,477	Accrued expenses	$3,200
Foreign exchange contracts not designated as hedges	Other current assets	3,846	Accrued expenses	1,270
Total derivatives		$9,323		$4,470

Amounts in the table above represent the gross unrealized gains and losses, and do not reflect the actual recorded values due to netting of gains and losses in certain cases. Actual unrealized gains included in other current assets were $3,122 for cash flow hedges and $3,216 for derivatives not qualifying for hedge accounting. Actual unrealized losses included in accrued expenses were $845 for cash flow hedges and $640 for derivatives not qualifying for hedge accounting.

The effect of derivative instruments on our condensed consolidated financial statements for the three months ended April 4, 2009 is summarized below:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Statement of Operations Location (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Statement of Operations Location (Ineffective Portion)	Amount of Gain (Loss) Recorded (Ineffective Portion)
Cash flow hedges – foreign exchange contracts	$6,008	Revenues	$(162)	Selling, general and administrative expenses	–
Net investment hedge	12,496	–	–	–	–
Total	$18,504		$(162)		–

The effect of derivatives not designated as hedging instruments for the three months ended April 4, 2009 is as follows:

	Statement of Operations Location	Amount of Gain (Loss) Recorded
Foreign exchange contracts	Selling, general and administrative expenses	$(738)

14.  FAIR VALUE MEASUREMENTS

We hold cash equivalents, derivatives, certain other assets, and certain other liabilities that are carried at fair value. We generally determine fair value using a market approach based on quoted prices of identical instruments when available.

MILLIPORE FORM 10-Q	15

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

Our valuation techniques are based on both observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1:	Quoted prices for identical instruments in active markets.

Level 2:	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Instruments whose significant value drivers are unobservable.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	April 4, 2009
	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents	$–	$124,356	$–	$124,356
Derivatives	$–	$6,338	$–	$6,338
Marketable securities[1]	$848	$–	$–	$848
Liabilities
Derivatives	$–	$1,485	$–	$1,485
Deferred compensation[2]	$6,662	$–	$–	$6,662

	December 31, 2008
	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents	$–	$99,438	$–	$99,438
Derivatives	$–	$5,566	$–	$5,566
Marketable securities¹	$912	$–	$–	$912
Liabilities
Derivatives	$–	$4,754	$–	$4,754
Deferred compensation²	$6,092	$–	$–	$6,092

1	Relates to investments in marketable securities associated with certain of our non-qualified deferred compensation plans, which are included in Other assets.
2	Relates to our obligations to pay benefits under certain of our non-qualified deferred compensation plans and supplemental savings plan for senior executives, which are included in Other liabilities.

Disclosures for assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, are required prospectively beginning January 1, 2009. During the three months ended April 4, 2009, such measurements of fair value primarily related to the assets and liabilities acquired in connection with the Guava acquisition. The net identifiable tangible and intangible assets and liabilities acquired totaled approximately $27,412.

16	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

These assets and liabilities were valued using the income and market valuation approaches. Inputs to the valuations included management’s cash flow projections and observable inputs such as interest rates, cost of capital, and market comparable royalty rates.

The following table provides information by level for assets and liabilities that were measured at fair value on a nonrecurring basis during the three months ended April 4, 2009:

	April 4, 2009
	Level 1	Level 2	Level 3
Acquisition	$–	$–	$27,412

15.  COSTS ASSOCIATED WITH EXIT ACTIVITIES

On September 10, 2008, we took actions to optimize the performance of our global supply chain and reduce our cost structure to improve operational efficiency. These actions were partly in response to market conditions that caused revenue declines in our Bioprocess Division. These actions were also part of our long term strategy to further improve the efficiency of our global supply chain, primarily through consolidation of our manufacturing locations. In total, we expect to incur charges of approximately $29 million related to these activities. This is comprised of employee separation and retention costs amounting to $13 million, lease termination costs at the date we cease to use affected facilities amounting to $3 million, other charges consisting principally of consulting and facility transition costs amounting to $8 million, and non-cash charges for accelerated depreciation amounting to $5 million. We expect to complete these activities by the end of 2010.

The following table summarizes expected, incurred, and remaining costs associated with these actions at April 4, 2009:

	Severance and Retention Costs	Facility Exit and Lease Termination Costs	Accelerated Depreciation	Other Costs	Total
Expected costs	$12,593	$3,174	$5,367	$8,437	$29,571
Costs incurred in 2008	(5,656)	–	(911)	(2,372)	(8,939)
Costs incurred in the three months ended April 4, 2009	(818)	–	(659)	(2,089)	(3,566)
Remaining costs at April 4, 2009	$6,119	$3,174	$3,797	$3,976	$17,066

The following table summarizes the accrual balances and utilization by cost type associated with these actions at April 4, 2009:

	Severance and Retention Costs	Facility Exit and Lease Termination Costs	Accelerated Depreciation	Other Costs	Total
Balance at December 31, 2008	$4,672	$–	$–	$–	$4,672
Expense	818	–	659	2,089	3,566
Payments/utilization	(1,162)	–	(659)	(2,089)	(3,910)
Foreign currency translation	(83)	–	–	–	(83)
Balance at April 4, 2009	$4,245	$–	$–	$–	$4,245

MILLIPORE FORM 10-Q	17

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

During the three months ended April 4, 2009, we recorded costs associated with these exit activities in our statement of operations of $3,324, $193, and $49 in cost of revenues, selling, general and administrative expenses and research and development expenses, respectively.

16.  NONCONTROLLING INTEREST

We have an equity investment in an India joint venture (the “India JV”) which is the primary distribution channel for our products into the Indian market. This investment was previously accounted for using the equity method. In 2006, we identified this entity as a variable interest entity under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” We concluded that we are the primary beneficiary of this variable interest entity, and must therefore consolidate the entity, because of the existence of an option that allows us to purchase additional interests in the India JV, and our assessment that substantially all of the activities of the India JV involve us or are conducted on our behalf.

We have not made contributions to fund the entity’s operations since our initial capital contribution in 1986. Cash generated through operations and an operating bank facility are the primary sources of financing for the entity. Creditors of the India JV have no recourse against us in the event of non-payment by the India JV.

The India JV contributed less than 2 percent of our consolidated revenues in the three months ended April 4, 2009. Assets and liabilities of the India JV appearing in our condensed consolidated balance sheet as of April 4, 2009 consisted of the following:

Current assets	$10,163
Non-current assets	2,802
Total assets	$12,965

Current liabilities	$3,952
Non-current liabilities	53
Total liabilities	$4,005

17.  CONTINGENCIES

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

18.  RECENT ACCOUNTING PRONOUNCEMENTS

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

18	MILLIPORE FORM 10-Q

PART I

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008. Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The first fiscal quarters of 2009 and 2008 ended on April 4, 2009 and March 29, 2008, respectively.

Effective January 1, 2009, we adopted Financial Accounting Standards Board (the “FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) and Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). These changes in accounting rules required retrospective adjustments to prior period financial statements to conform with current accounting treatment.

General Overview

We are a global leader in life science. We provide innovative products, services and solutions that help our academic, biotechnology and pharmaceutical customers advance their research, development and production. They use our products and services to increase their speed and to improve their consistency, while reducing costs in laboratory applications and in biopharmaceutical manufacturing. Our extensive technical expertise and applications knowledge give us the unique ability to engage in peer-to-peer discussions with scientists to confront challenging human health issues.

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

The year-over-year comparisons of our first quarter operating results reflect the favorable effect of having 94 days in our first quarter ended April 4, 2009 versus 89 days in the first quarter ended March 29, 2008. The effect cannot be precisely quantified in either dollar or percentage terms and average daily revenues and related costs are not meaningful measures of our operating results. The positive impact of these extra days will be offset in the fourth quarter when we will have six fewer days in the quarter this year compared to last year.

MILLIPORE FORM 10-Q	19

PART I

The following table sets forth revenues derived from the Bioprocess and Bioscience divisions as a percentage of our total revenues.

	Three Months Ended
	April 4, 2009	March 29, 2008
Bioprocess	56%	55%
Bioscience	44%	45%
Total	100%	100%

The composition of our geographic revenues is as follows:

	Three Months Ended
	April 4, 2009	March 29, 2008
Americas	40%	37%
Europe	40%	43%
Asia/Pacific	20%	20%
Total	100%	100%

Reported and organic growth rates by division, as compared with the prior year, are summarized below:

	Bioprocess		Bioscience		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008
Reported growth	6%	1%	(1)%	14%	3%	7%
Less: Foreign currency translation	(7)%	8%	(7)%	8%	(7)%	8%
Acquisition		–	1%	–	1%	–
Organic growth	13%	(7)%	5%	6%	9%	(1)%

Consolidated revenues of $407.9 million for the three months ended April 4, 2009 increased $11.7 million, or 3 percent, versus the prior year comparable period. The revenue increase included an unfavorable foreign currency translation effect of 7 percent. Adjusting for this item and the effect of our acquisition of Guava Technologies, Inc. (“Guava”), our consolidated revenues for the three months ended April 4, 2009 grew 9 percent versus the prior year comparable period. Changes in product pricing did not have a material effect on the year-over-year comparison.

Our year-over-year revenue growth during the current economic environment reflects the resiliency of our business model, the relative health of our customers, and our ability to deliver innovative solutions. Approximately ninety percent of our revenues are derived from consumable products and services, which are less affected by the contraction of customers’ capital spending. Our business is well diversified across end-markets, product lines, and geographies. This diversity provides us important balance and flexibility in managing our business, especially during these challenging times. We also benefited from our limited exposure to industrial markets that are currently experiencing steep declines.

Our improved revenue performance for the three months ended April 4, 2009 was primarily attributable to the fact that our Bioprocess Division’s large, North American biotechnology customers returned to higher levels of spending. Our Bioscience Division also contributed to the revenue growth primarily as a result of the continued growth in consumables and services in Laboratory Water business and increased demand for our cellular biology products and research kits.

20	MILLIPORE FORM 10-Q

PART I

Operating income for the three months ended April 4, 2009 of $71.3 million, representing 17 percent of revenues, increased $13.7 million, or 24 percent, versus the prior year comparable period. The increase in operating income was primarily attributable to our revenue growth and improved operating leverage as a result of cost saving initiatives that we undertook in the second half of 2008 and spending control.

Diluted earnings per share (“EPS”) of $0.95 in the three months ended April 4, 2009 increased $0.40 from the prior year comparable period primarily attributable to higher business volume, the gain recorded in connection with our acquisition of Guava, and lower interest expense as we continued to pay down debt.

On February 20, 2009, we acquired Guava Technologies, Inc., a provider of easy-to-use benchtop cell analysis systems, for $18.9 million in cash. In connection with the acquisition, we recognized a non-taxable gain of $8.5 million. Under the new accounting standards for business combinations, the acquisition resulted in a gain because the fair value of the net assets acquired exceeded the purchase price. This was primarily attributable to the net operating loss carryforwards that we recognized as deferred tax assets based on our ability to use them in the future. These deferred tax assets could not be utilized by Guava as a result of their operating losses.

We generated $84.2 million of operating cash flows for the three months ended April 4, 2009, which was an increase of $43.8 million, or 108 percent, versus the prior year comparable period. Operating cash flow generation was driven by the improved operating leverage caused by our revenue growth. This level of operating cash flow generation enables us to invest more in marketing programs and research and development activities, invest in new businesses, and continue to pay down our debt.

Results of Operations

REVENUES

Revenues and the percent of revenue growth by division, as compared with the prior year, are summarized in the table below.

	Three Months Ended
($ in millions):	April 4, 2009	March 29, 2008	Growth
Bioprocess	$230.0	$216.6	6%
Bioscience	177.9	179.6	(1)%
Total	$407.9	$396.2	3%

Bioprocess Division

Bioprocess revenues of $230.0 million for the three months ended April 4, 2009 increased $13.4 million, or 6 percent, versus the prior year comparable period. The increase included an unfavorable foreign currency translation effect of 7 percent. Adjusting for this item, Bioprocess revenues increased 13 percent for the three months ended April 4, 2009, versus the prior year comparable period. The growth was primarily attributable to higher revenues of our Downstream Bioprocessing products used in biopharmaceutical manufacturing, such as disposable manufacturing products, chromatography media, virus filtration and tangential flow filtration products. This was the result of our large North American biotechnology customers returning to higher levels of spending. In comparison, our revenues for the three months ended March 29, 2008 were very weak because of the decline in sales to the same North American biotechnology customers. These customers

MILLIPORE FORM 10-Q	21

PART I

had significantly reduced their rate of monoclonal antibody production as a result of their evaluation of market demand for their products, and their efforts to lower their costs and to improve their working capital positions. Also contributing to the revenue increase were strong sales of our Upstream Bioprocessing products, such as Excyte and insulin, which were also attributable to higher biotechnology customer spending levels. Process Monitoring Tools continued to grow as a result of our differentiated NovaSeptum sampling products.

Bioscience Division

Bioscience revenues of $177.9 million for the three months ended April 4, 2009 decreased $1.7 million, or 1 percent, versus the prior year comparable period. The decrease included an unfavorable foreign currency translation effect of 7 percent and a favorable effect of the Guava acquisition of 1 percent. Adjusting for these items, Bioscience revenues grew 5 percent, which was driven by steady demand for Laboratory Water consumable products and services and higher demand for our Life Science products and services. The Life Science increase was attributable to higher research activities in the protein research and cell biology markets. New products and strong demand for our biomarker validation services and immunoassay kits also contributed to this growth. Although not a significant impact on the Bioscience revenue growth rate, growth of laboratory hardware revenues slowed in the three months ended April 4, 2009. We expect this lower growth rate to continue until economic conditions improve and laboratory renovation and expansion projects resume.

REVENUES BY GEOGRAPHY

Revenues and the percent of revenue growth by geography, as compared with the prior year, are summarized in the table below.

	Three Months Ended
($ in millions):	April 4, 2009	March 29, 2008	Growth
Americas	$165.2	$146.3	13%
Europe	162.9	171.3	(5)%
Asia/Pacific	79.8	78.6	1%
Total	$407.9	$396.2	3%

Reported and organic growth rates by geography, as compared with the prior year, are summarized below:

	Americas		Europe		Asia/Pacific
	Three Months Ended		Three Months Ended		Three Months Ended
	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008
Reported growth	13%	(10)%	(5)%	17%	1%	25%
Less: Foreign currency translation	(1)%	1%	(16)%	13%	2%	13%
Acquisition	1%	–	1%	–	–	–
Organic growth	13%	(11)%	10%	4%	(1)%	12%

From a geographic perspective, revenues increased $18.9 million in the Americas, decreased $8.4 million in Europe and increased $1.2 million in Asia/Pacific, during the three months ended April 4, 2009, versus the prior year comparable period. Excluding the effect of foreign currency translation and the Guava acquisition, revenues increased 13 percent in the Americas, increased 10 percent in Europe, and decreased 1 percent in Asia/Pacific. The increase in Americas was primarily the result of our large, North American biotechnology customers returning to higher levels of spending. The increase in Europe was primarily driven by sales of our Life Science and Upstream Bioprocess products. The decrease in Asia/Pacific

22	MILLIPORE FORM 10-Q

PART I

was primarily driven by the weak economic conditions in Japan and India and the timing of non-recurring capital investments by certain customers in the region last year. We continued to experience strong revenue growth in China.

GROSS PROFIT MARGIN

	Three Months Ended
($ in millions):	April 4, 2009	March 29, 2008
Gross profit	$223.3	$208.1
Gross profit margin	55%	53%

Gross profit increased $15.2 million, or 7 percent, in the three months ended April 4, 2009, versus the prior year comparable period. The primary drivers of the increase in gross profit were higher revenues, an improved revenue mix as a result of strong performance in Downstream Bioprocessing and our Life Science products, favorable effects of foreign currency translation, productivity improvements, and lower spending as a result of our supply chain initiatives. Amortization of acquired intangible assets was $1.9 million and $2.4 million in the three months ended April 4, 2009 and March 29, 2008, respectively. We expect 2009 full year amortization affecting gross profit to be approximately $7.9 million.

In September 2008, we announced the second phase of our global supply chain initiative, which is part of our long term strategy to further improve the efficiency of our global supply chain. We expect to incur approximately $12 million of additional costs related to this second phase in 2009. Including charges associated with the second phase, we incurred charges associated with our global supply chain initiatives of $3.6 million and $ 2.2 million for the three months ended April 4, 2009 and March 29, 2008, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Three Months Ended
($ in millions):	April 4, 2009	March 29, 2008
Selling, general and administrative expenses	$126.8	$125.5
Percentage of revenues	31%	32%

Selling, general and administrative (“SG&A”) expenses increased $1.3 million, or 1 percent, in the three months ended April 4, 2009, versus the prior year comparable period. The primary drivers of the higher SG&A expenses were increased employee related costs and Guava acquisition and integration costs of $0.9 million. These costs were partially offset by the favorable effect of foreign currency translation and by lower amortization expense. Amortization expense related to acquired intangible assets affecting SG&A was $12.0 million and $13.5 million in the three months ended April 4, 2009 and March 29, 2008, respectively. We expect 2009 full year amortization of intangible assets affecting SG&A to be approximately $48 million as compared with $53.7 million in 2008.

RESEARCH AND DEVELOPMENT EXPENSES

	Three Months Ended
($ in millions):	April 4, 2009	March 29, 2008
Research and development expenses	$25.2	$25.0
Percentage of revenues	6%	6%

MILLIPORE FORM 10-Q	23

PART I

Research and development (“R&D”) expenses increased $0.2 million, or 1 percent, for the three months ended April 4, 2009, versus the prior year comparable period. The increase was primarily the result of the timing of project spending in the three months ended April 4, 2009, versus the prior year comparable period. Our strategy is to enhance our internal R&D capabilities through technology collaborations and license arrangements with third parties. We expect R&D expenses to be approximately 7 percent of revenues for the remainder of 2009.

INTEREST INCOME/EXPENSE

	Three Months Ended
($ in millions):	April 4, 2009	March 29, 2008 (As Adjusted)
Interest income	$0.2	$0.1
Interest expense	$14.6	$18.1
Average interest rate during the period	5.5%	5.9%

Interest expense decreased $3.5 million, or 19 percent, for the three months ended April 4, 2009, versus the prior year comparable period. The decrease was primarily the result of lower overall debt balances as we continued to repay our debt and lower base rates under our revolver borrowings. Our adoption of FSP APB 14-1 added non-cash interest expense of $3.6 million and $3.3 million for the three months ended April 4, 2009 and March 29, 2008, respectively. Our revolving credit facilities are comprised of floating rate borrowings. Increases or decreases in these rates would cause increases or decreases to our interest expense, respectively.

PROVISION FOR INCOME TAXES

	Three Months Ended
	April 4, 2009	March 29, 2008 (As Adjusted)
Effective income tax rate	18%	21%

Our effective tax rate was 18 percent for the three months ended April 4, 2009, versus 21 percent for the prior year comparable period. During the three months ended April 4, 2009, we recognized $1.1 million tax benefit associated with our R&D credits as a result of a change in U.S. tax laws, which reduced our effective tax rate. Our effective tax rate for the three months ended April 4, 2009 is also lower because of the $8.5 million non-taxable gain on the Guava acquisition. Adjusting for this gain, our effective tax rate was 21 percent for the three months ended April 4, 2009. On a full year basis, we expect our effective income tax rate to be approximately 23 percent for 2009.

Over the next 12 months, we may need to record approximately $3.0 million of previously unrecognized tax benefits in the event of statute of limitations closures and settlements of tax audits.

24	MILLIPORE FORM 10-Q

PART I

OPERATING PROFIT, NET INCOME ATTRIBUTABLE TO MILLIPORE AND DILUTED EARNINGS PER SHARE

	Three Months Ended
($ in millions, except per share data):	April 4, 2009	March 29, 2008 (As Adjusted)
Operating profit	$71.3	$57.6
Operating profit margin	17.5%	14.5%
Net income attributable to Millipore	$53.0	$30.5
Diluted earnings per share	$0.95	$0.55

Operating profit increased $13.7 million, or 24 percent, for the three months ended April 4, 2009, versus the prior year comparable period primarily as a result of higher revenues. Net income attributable to Millipore increased $22.5 million, or 74 percent, for the three months ended April 4, 2009, versus the prior year comparable period. The increase was primarily the result of higher operating profit, the gain on the Guava acquisition, and lower interest expense.

Diluted earnings per share increased $0.40, or 73 percent, for the three months ended April 4, 2009, versus the prior year comparable period. The increase was due to the reasons discussed above.

Capital Resources and Liquidity

The following table shows information about our capitalization as of the dates indicated:

(In millions, except ratio amounts)	April 4, 2009	December 31, 2008 (As adjusted)
Cash and cash equivalents	$172.1	$115.5
Total debt	$1,073.1	$1,086.4
Total capitalization (debt plus Millipore shareholders’ equity)	$2,443.3	$2,392.4
Debt to total capitalization	43.9%	45.4%

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, investments in businesses, product development, and debt service. Our primary sources of liquidity are internally generated cash flows and borrowings under our revolving credit facilities. Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products, our ability to integrate acquisitions, deterioration in certain financial ratios, and market changes in general.

Recent distress in the global economy has had an adverse impact on financial market activities including, among other things, volatility in security prices, diminished liquidity and credit availability, and declining valuations of certain investments. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position, results of operations, or liquidity during the three months ended April 4, 2009. There can be no assurance, however, that changing circumstances will not affect our future financial position, results of operations, or liquidity.

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt to capitalization levels as well as our current credit standing. Our credit ratings are reviewed regularly by major debt rating agencies

MILLIPORE FORM 10-Q	25

PART I

such as Standard & Poor’s and Moody’s Investors Service. Our 5.875 percent senior unsecured notes are rated BBB by Standard & Poor’s and Ba2 by Moody’s Investors Service and our primary revolving credit facility is rated BBB and Baa2 by Standard and Poor’s and Moody’s Investors Service, respectively. Our 3.75 percent convertible senior notes are rated BB- by Standard & Poor’s and have not been rated by Moody’s Investors Service.

We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. In response to the global economy, we increased our cash balance in the United States to mitigate any unanticipated liquidity issues with our banking partners. We intend to maintain the balance at a similar level for the foreseeable future. The availability of additional borrowings under our primary revolving credit facility and our ability to obtain equity financing provide additional potential sources of liquidity should they be required. We intend to utilize excess cash generated from our operations to repay debt while preserving an appropriate level of cash needed for our operations.

CASH FLOWS

The following table summarizes our sources and uses of cash over the periods indicated:

	Three Months Ended
($ in millions)	April 4, 2009	March 29, 2008

Net cash provided by operating activities	$84.2	$40.4
Net cash used for investing activities	$(35.8)	$(16.5)
Net cash provided by (used for) financing activities	$5.8	$(31.5)
Net increase (decrease) in cash and cash equivalents	$56.7	$(7.1)

OPERATING CASH FLOWS

Cash provided by operating activities was $84.2 million for the three months ended April 4, 2009 and was primarily attributable to our net income of $53.6 million, non-cash adjustments for depreciation and amortization expenses of $30.5 million, stock-based compensation of $5.8 million, and other non-cash expenses of $16.1 million, partially offset by $8.5 million of non-cash gain on Guava acquisition. These factors were partially offset by an increase in our working capital of $5.4 million. The increase in our working capital from December 31, 2008 to April 4, 2009 was primarily attributable to an increase in accounts receivable of $22.5 million, a decrease in accrued expenses of $2.9 million, primarily attributable to payments of accrued incentive compensation, a decrease in income taxes payable of $0.7 million, and a decrease in other liabilities of $4.5 million from cash contributions to fund our pension plans. Partially offsetting these working capital increases was a decrease in inventories of $2.3 million, a decrease in other assets of $5.5 million, and an increase in accounts payable of $9.5 million, primarily attributable to the timing of vendor payments. Our working capital positions have improved in the three months ended April 4, 2009 compared to the same period in 2008, as a result of various initiatives we undertook to improve our working capital positions.

Days of inventory remained stable at 129 days at April 4, 2009 compared with December 31, 2008. Days of inventory was 138 days at March 29, 2008. Days sales outstanding in ending accounts receivable was 67 days at April 4, 2009 compared to 66 days at December 31, 2008 and 74 days at March 29, 2008. Our receivables collection efforts have been successful in the three months ended April 4, 2009. We have not experienced any significant deterioration of our trade receivables due to the impact of a difficult economic environment.

26	MILLIPORE FORM 10-Q

PART I

INVESTING CASH FLOWS

Cash used for investing activities was $35.8 million during the three months ended April 4, 2009. We paid $15.7 million for capital expenditures and $18.8 million for the Guava acquisition, net of cash acquired. We expect our full year 2009 capital expenditures will be approximately $80 million.

FINANCING CASH FLOWS

Cash provided by financing activities was $5.8 million during the three months ended April 4, 2009. Net repayments under our primary revolving credit facility amounted to $67.2 million and net borrowings of short-term debt amounted to $71.7 million. Additionally, we received proceeds of $1.7 million from exercises of employee stock options and paid dividends of $0.5 million to our joint venture partner during the three months ended April 4, 2009.

FINANCING COMMITMENTS

Short-term debt

Short-term debt at April 4, 2009 consisted of borrowings under our operating bank facilities and two short-term revolving credit facilities in Japan. In the three months ended April 4, 2009, we borrowed ¥7.0 billion, the full amount available to us, under these facilities. This cash was used to repay outstanding borrowings in France under our primary revolving credit facility which were subject to a higher interest rate. For the three months ended April 4, 2009, the weighted average interest rate for the two revolving credit facilities was 1.5 percent. Our short-term revolving credit facilities are renewable for additional periods unless terminated by either Millipore or the banks.

Primary revolving credit facility

At April 4, 2009, we had a commitment under our primary revolving credit agreement amounting to €465.0 million, or $627.1 million. At April 4, 2009, we had €360.4 million, or $486.1 million, available for borrowing under the primary revolving credit agreement. This credit agreement expires June 6, 2011.

We are required to maintain certain leverage and interest coverage ratios set forth in the primary revolving credit agreement. As of April 4, 2009, we were compliant with all financial covenants specified in this credit agreement. The agreement also includes limitations on our ability to incur additional indebtedness; to merge, consolidate, or sell assets; to create liens; and to make payments in respect of capital stock or subordinated debt, as well as other customary covenants and representations.

The following table summarizes the financial covenant requirements and our compliance with these covenants as of April 4, 2009:

Covenant	Requirement	Actual at April 4, 2009
Maximum leverage ratio	3.50:1	2.58
Minimum interest coverage ratio	3.50:1	7.88

As of April 4, 2009, we had borrowings under our primary revolving credit facility of $141.0 million. The borrowings were classified as long-term debt because our primary revolving credit facility expires in June 2011. For the three months ended April 4, 2009, the weighted average interest rate for our primary revolving credit facility was 1.5 percent.

MILLIPORE FORM 10-Q	27

PART I

3.75% convertible senior notes due 2026

In June 2006, we issued $565.0 million in aggregate principal amount of 3.75 percent convertible senior notes (the “Convertible Notes”) in a private placement offering.

Our adoption of FSP APB 14-1 changed the accounting for our Convertible Notes and the related deferred financing costs. Prior to the issuance of this standard, we carried the Convertible Notes at their principal amount of $565.0 million in long-term debt and we capitalized $13.4 million of deferred financing costs. Upon adoption of FSP APB 14-1, we adjusted the accounting for the Convertible Notes and the deferred financing costs for all prior periods since initial issuance of the debt in June 2006. We recorded a discount on the Convertible Notes in the amount of $81.3 million as of the date of issuance, which will be amortized over the five and one-half year period from June 2006 through December 2011. As a result of this change in accounting principle, our Convertible Notes have a 6.94 percent effective interest rate.

As of April 4, 2009, the Convertible Notes had a carrying value of $521.8 million, net of $43.2 million of unamortized discount, and a fair market value of $531.8 million. The fair market value was determined from available market prices using current interest rates, non-performance risk and term to maturity.

5.875% senior notes due 2016

In June 2006, we issued €250.0 million, or $337.2 million, in aggregate principal amount of 5.875 percent senior notes (the “Euro Notes”).

As of April 4, 2009, the Euro Notes had a carrying value of $336.2 million, net of $1.0 million of unamortized original issue discount, and a fair market value of $219.2 million. This fair market value was determined from available market prices using current interest rates, non-performance risk and term to maturity.

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

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our most critical accounting policies have a significant impact on the preparation of these condensed consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continue to have the same critical accounting policies and estimates as we described in Item 7, beginning on page 48, in our Annual Report on Form 10-K for the year ended December 31, 2008. Those policies and estimates were identified as

28	MILLIPORE FORM 10-Q

PART I

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

Forward-Looking Statements

The matters discussed in this Form 10-Q, as well as in future oral and written statements by our management, that are forward-looking statements are based on our current management expectations. These expectations involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, without limitation, the risk factors and uncertainties set forth in Item 1A (Risk Factors) and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no significant change in our exposure to market risk since December 31, 2008. For discussion of our exposure to market risk, refer to Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Market Risk”.

ITEM 4.  CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the quarter ended April 4, 2009 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

MILLIPORE FORM 10-Q	29

PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 1, 2005, pursuant to our 1999 Stock Incentive Plan (the “Plan”) and a corresponding restricted stock agreement (previously filed with our Form 10-Q for the quarter ended October 1, 2005), we issued 7,756 shares of our common stock to our principal executive officer, Martin Madaus, which shares were subject to certain restrictions as set forth in the Plan and the restricted stock agreement. On January 1, 2009, the restrictions lapsed in accordance with the terms of the Plan and the restricted stock agreement and, as provided for by the terms of the Plan and the restricted stock agreement, Mr. Madaus delivered to us 2,592 of such shares in order to satisfy the tax withholding obligations associated with the lapsing of such restrictions. The 2,592 shares of common stock had a fair market value of $51.52 per share (based upon the closing price for our common stock on the New York Stock Exchange on such date), resulting in an aggregate purchase price of $133,539.84 for the 2,592 shares. The foregoing transaction was not part of any repurchase plan or program.

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

MILLIPORE CORPORATION

	Signature	Title	Date

By:	/S/ CHARLES F. WAGNER, JR. Charles F. Wagner, Jr.	Vice President and Chief Financial Officer (on behalf of the registrant as its Principal Financial Officer)	May 13, 2009

By:	/S/ ANTHONY L. MATTACCHIONE Anthony L. Mattacchione	Vice President, Corporate Controller and Chief Accounting Officer (on behalf of the registrant as its Principal Accounting Officer)	May 13, 2009

MILLIPORE FORM 10-Q	31

Exhibit Index

Exhibit Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	MILLIPORE FORM 10-Q