Form 10-Q
period 2009-07-04
MILLIPORE CORP /MA
filed 2009-08-12
CIK 66479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 4, 2009

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 24, 2009, there were 55,545,728 shares of the registrant’s Common Stock outstanding.

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Condensed Consolidated Statements of Operations for the three and six months ended July 4, 2009 and June 28, 2008	3

	Condensed Consolidated Balance Sheets at July 4, 2009 and December 31, 2008	4

	Condensed Consolidated Statements of Cash Flows for the six months ended July 4, 2009 and June 28, 2008	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security Holders	35

Item 6	Exhibits	36

Signatures		37

Exhibits		38

	In this Form 10-Q, unless the context otherwise requires, the terms “Millipore”, the “Company”, “we” or “us” shall mean Millipore Corporation and its subsidiaries.

2	MILLIPORE FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(In thousands, except per share data) (Unaudited)	July 4, 2009	June 28, 2008 (As Adjusted)	July 4, 2009	June 28, 2008 (As Adjusted)
Revenues	$408,591	$414,176	$816,531	$810,380
Cost of revenues	179,693	184,013	364,314	372,080
Gross profit	228,898	230,163	452,217	438,300
Selling, general and administrative expenses	130,749	134,484	257,537	259,986
Research and development expenses	29,123	26,172	54,326	51,181
Operating profit	69,026	69,507	140,354	127,133
Gain on business acquisition	–	–	8,542	–
Interest income	176	270	418	381
Interest expense	(14,477)	(18,329)	(29,086)	(36,466)
Income before provision for income taxes	54,725	51,448	120,228	91,048
Provision for income taxes	13,119	11,897	25,068	20,221
Net income	41,606	39,551	95,160	70,827
Less: Net income attributable to noncontrolling interest	1,212	1,349	1,741	2,130
Net income attributable to Millipore	$40,394	$38,202	$93,419	$68,697
Earnings per share:
Basic	$0.73	$0.69	$1.69	$1.25
Diluted	$0.72	$0.69	$1.67	$1.24
Weighted average shares outstanding:
Basic	55,481	55,123	55,415	55,017
Diluted	55,980	55,693	55,918	55,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE FORM 10-Q	3

PART I

Condensed Consolidated Balance Sheets

(In thousands, except per share data) (Unaudited)	July 4, 2009	December 31, 2008 (As Adjusted)
Assets
Current assets:
Cash and cash equivalents	$146,569	$115,462
Accounts receivable (less allowance for doubtful accounts of $3,773 and $2,930 as of July 4, 2009 and December 31, 2008, respectively)	294,290	274,529
Inventories	266,039	259,360
Deferred income taxes	59,130	70,305
Other current assets	23,043	32,787
Total current assets	789,071	752,443
Property, plant and equipment, net	584,664	577,410
Deferred income taxes	18,670	10,926
Intangible assets, net	359,628	369,473
Goodwill	1,004,987	1,004,694
Other assets	17,823	18,155
Total assets	$2,774,843	$2,733,101
Liabilities and Equity
Current liabilities:
Short-term debt	$61,088	$4,391
Accounts payable	70,677	70,037
Income taxes payable	4,051	9,966
Accrued expenses and other current liabilities	155,545	162,969
Total current liabilities	291,361	247,363
Deferred income taxes	7,155	7,263
Long-term debt	944,900	1,082,058
Other liabilities	88,389	84,122
Total liabilities	1,331,805	1,420,806
Commitments and contingencies (Note 17)
Millipore shareholders’ equity:
Common stock, par value $1.00 per share, 120,000 shares authorized; 55,541 shares issued and outstanding as of July 4, 2009; 55,260 shares issued and outstanding as of December 31, 2008	55,541	55,260
Additional paid-in capital	362,518	346,429
Retained earnings	1,060,776	967,357
Accumulated other comprehensive loss	(42,462)	(63,077)
Total Millipore shareholders’ equity	1,436,373	1,305,969
Noncontrolling interest	6,665	6,326
Total equity	1,443,038	1,312,295
Total liabilities and equity	$2,774,843	$2,733,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	MILLIPORE FORM 10-Q

PART I

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands) (Unaudited)	July 4, 2009	June 28, 2008 (As Adjusted)
Cash flows from operating activities:
Net income	$95,160	$70,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,867	65,476
Stock-based compensation	12,907	10,939
Amortization of deferred financing costs	1,692	1,718
Amortization of debt discount	7,451	6,974
Deferred income tax provision	12,005	4,325
Gain on business acquisition	(8,542)	–
Business acquisition inventory fair value adjustment	1,057	–
Other	10,170	1,552
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(18,910)	(20,137)
Inventories	(2,696)	(6,153)
Other assets	9,419	565
Accounts payable	(1,126)	(20,971)
Accrued expenses and other current liabilities	(15,125)	(13,139)
Income taxes payable	(5,496)	(151)
Other liabilities	(3,058)	646
Net cash provided by operating activities	156,775	102,471
Cash flows from investing activities:
Additions to property, plant and equipment	(35,366)	(30,783)
Acquisition of business, net of cash acquired	(18,766)	–
Settlement of derivative transactions	–	(32,332)
Other	(2,684)	(3,041)
Net cash used for investing activities	(56,816)	(66,156)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	7,098	14,060
Repayments under long-term revolving credit facility, net	(137,174)	(56,103)
Net borrowings (repayments) of short-term debt	55,909	(2,619)
Dividends paid to noncontrolling interest	(1,545)	(895)
Net cash used for financing activities	(75,712)	(45,557)
Effect of foreign exchange rates on cash and cash equivalents	6,860	3,850
Net increase/(decrease) in cash and cash equivalents	31,107	(5,392)
Cash and cash equivalents at beginning of year	115,462	36,177
Cash and cash equivalents at end of period	$146,569	$30,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE FORM 10-Q	5

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

Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since the fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The second fiscal quarters of 2009 and 2008 ended on July 4, 2009 and June 28, 2008, respectively.

Certain reclassifications and adjustments have been made to the 2008 financial statements to conform to the 2009 presentation.

Effective this quarter, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS No. 165 did not impact our financial position or results of operations. We evaluated all significant events or transactions that occurred after July 4, 2009 up through August 12, 2009, the date we issued these financial statements. See Note 19 of this Form 10-Q for additional information.

Effective January 1, 2009, we adopted Financial Accounting Standards Board (the “FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). These changes in accounting rules required retrospective adjustments to prior period financial statements to conform with current accounting treatment.

FSP APB 14-1 requires that convertible debt instruments that may be settled in cash, including partial cash settlements, be separated into a debt component and an equity component. The value assigned to the debt component as of the issuance date is the estimated fair value of a similar debt instrument without the conversion feature. The difference between the proceeds obtained for the instruments and the estimated fair value assigned to the debt component represents the equity component. See Note 9 of this Form 10-Q for additional information on the adoption of FSP APB 14-1.

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

We grant performance-based restricted stock units to certain employees. The number of shares that will ultimately vest, if any, is determined based on company performance against predetermined target financial metrics over a three-year period. The fair value of these performance-based restricted stock units is determined based on the quoted market price of our common stock at the date of grant. Stock-based compensation expense is recognized on a straight-line basis over the three-year performance period, net of estimated forfeitures. Stock-based compensation each period is determined based on the number of shares that are expected to vest, which takes into consideration the probability of achieving the predetermined target financial metrics. Cumulative adjustments would be recorded to reflect changes in the number of shares expected to vest.

The following table presents grants of stock options, restricted stock units, and performance-based share grants:

	Three Months Ended			Six Months Ended
	July 4, 2009		June 28, 2008	July 4, 2009		June 28, 2008
Stock options	41		37	471		458
Restricted stock units	11		12	239		389
Performance-based restricted stock units	1	(a)	–	112	(a)	–

(a)	Represents target number of shares estimated to be earned at the time of grant.

The following table presents stock-based compensation expense included in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Stock-based compensation expense in:
Cost of revenues	$971	$931	$1,586	$1,460
Selling, general and administrative expenses	5,382	4,532	9,872	8,215
Research and development expenses	763	685	1,449	1,264
Income before provision for income taxes	7,116	6,148	12,907	10,939
Provision for income taxes	(2,450)	(1,895)	(4,444)	(3,433)
Net income attributable to Millipore	$4,666	$4,253	$8,463	$7,506

3.  BUSINESS ACQUISITIONS

Guava Technologies, Inc.

On February 20, 2009, we acquired Guava Technologies, Inc. (“Guava”), a provider of easy-to-use, bench top cell analysis systems. With the Guava acquisition, we expanded our flow cytometry platform to additional markets. The total purchase price was $18,870, which was paid for with available cash on hand. The purchase price was allocated to net assets

MILLIPORE FORM 10-Q	7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

acquired of $811, identifiable intangible assets of $16,600, and net deferred tax assets of $10,001. Acquisition related costs for the three and six months ended July 4, 2009 of $47 and $620, respectively, are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

We recorded a bargain purchase gain on acquisition of $8,542 after allocating the purchase price to the identifiable assets acquired and liabilities assumed. Under the new accounting standards for business combinations, which were effective as of January 1, 2009, the acquisition resulted in a gain because the fair value of net assets acquired exceeded the purchase price. This was primarily attributable to the net operating loss carryforwards that we recognized as deferred tax assets based on our ability to use them in the future. These deferred tax assets could not be utilized by Guava as a result of their operating losses.

We had a pre-existing relationship with Guava concerning distribution and service rights related to their products. The acquisition in effect settled this pre-existing relationship. The net book value related to these distribution and service rights was determined to be at fair value and no gain or loss was recognized for the effective settlement of these agreements.

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

Serologicals Corporation

We committed to a plan of integration of certain Serologicals Corporation (“Serologicals”) activities when we acquired the company on July 14, 2006. The plan included closure of facilities, the abandonment or redeployment of equipment, and employee terminations and relocations. We recorded severance and relocation cost liabilities amounting to $6,675 and facility closure cost liabilities amounting to $5,877 with corresponding adjustments to goodwill in accordance with Emerging Issues Task Force (the “EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Amounts accrued for severance and relocation costs were paid in 2006, 2007 and 2008. At July 4, 2009, only accruals for facility closure costs amounting to $2,585 remained and are expected to be paid over the remaining lease term for certain idle facilities.

4.  GOODWILL

The following table presents changes in goodwill:

Balance at December 31, 2008	$1,004,694
Effect of foreign exchange rate changes	293
Balance at July 4, 2009	$1,004,987

8	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

5.  INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

July 4, 2009	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
Patented and unpatented technology	$90,988	$(42,750)	$48,238	5 – 20 years
Trademarks and trade names	42,465	(20,370)	22,095	5 – 20 years
Customer relationships	407,548	(124,913)	282,635	15 – 18 years
Licenses and other	14,936	(8,276)	6,660	1.5 – 20 years
Total	$555,937	$(196,309)	$359,628

December 31, 2008
Patented and unpatented technologies	$79,029	$(38,743)	$40,286	5 – 20 years
Trademarks and trade names	41,749	(18,919)	22,830	5 – 20 years
Customer relationships	402,596	(102,171)	300,425	15 – 18 years
Licenses and other	13,065	(7,133)	5,932	1.5 – 20 years
Total	$536,439	$(166,966)	$369,473

Amortization expense for the six months ended July 4, 2009 and June 28, 2008 was $29,199 and $32,296, respectively.

The estimated aggregate future amortization expense for intangible assets owned as of July 4, 2009 is as follows:

Remainder of 2009	$29,258
2010	53,832
2011	48,596
2012	42,742
2013	37,064
2014	31,395
Thereafter	116,741
Total	$359,628

6.  BASIC AND DILUTED EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share “(EPS”):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008 (As adjusted)	July 4, 2009	June 28, 2008 (As adjusted)
Numerator:
Net income attributable to Millipore	$40,394	$38,202	$93,419	$68,697
Denominator:
Weighted average common shares outstanding for basic EPS	55,481	55,123	55,415	55,017
Dilutive effect of stock-based compensation awards	499	570	503	607
Weighted average common shares outstanding for diluted EPS	55,980	55,693	55,918	55,624
Earnings per share:
Basic	$0.73	$0.69	$1.69	$1.25
Diluted	$0.72	$0.69	$1.67	$1.24

MILLIPORE FORM 10-Q	9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

Net income attributable to Millipore and earnings per share amounts for the three and six months ended June 28, 2008 have been adjusted for changes in accounting required by FSP APB 14-1.

For the three months ended July 4, 2009 and June 28, 2008, outstanding stock options and restricted stock units amounting to 1,341 and 793, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. For the six months ended July 4, 2009 and June 28, 2008, outstanding stock options and restricted stock units amounting to 1,306 and 850, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. Antidilutive options and restricted stock units could become dilutive in the future. Performance-based restricted stock units were excluded from the calculation of diluted earnings per share because they are considered contingently issuable shares and we have not achieved the target financial metrics as of July 4, 2009. In addition, shares issuable for the conversion premium upon conversion of the 3.75% convertible senior notes were excluded from the calculation of diluted earnings per share as of July 4, 2009 and June 28, 2008, respectively, because our stock price had not exceeded the conversion price.

7.  INVENTORIES

Inventories, stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	July 4, 2009	December 31, 2008
Raw materials	$50,552	$46,699
Work in process	89,666	77,638
Finished goods	125,821	135,023
Total inventories	$266,039	$259,360

8.  PROPERTY, PLANT AND EQUIPMENT

Accumulated depreciation on property, plant and equipment was $371,065 at July 4, 2009 and $345,511 at December 31, 2008.

9.  DEBT

Short-term debt

Our short-term debt consisted of the following:

	July 4, 2009	December 31, 2008
Revolving credit facilities	$54,375	$–
Operating bank facilities	6,713	4,391
Total short-term debt	$61,088	$4,391

Revolving credit facilities with maturity dates within one year are classified as short-term debt. Our short-term revolving credit facilities are renewable for additional periods unless terminated by either Millipore or the banks.

10	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

Long-term debt

Our long-term debt consisted of the following:

	July 4, 2009	December 31, 2008 (As adjusted)
Revolving credit facility	$71,000	$215,271
3.75% convertible senior notes due 2026, net of discount	525,543	518,157
5.875% senior notes due 2016, net of discount	348,357	348,630
Total long-term debt	$944,900	$1,082,058

At July 4, 2009, we had a credit commitment under our primary revolving credit agreement (the “Revolver”) amounting to €465,000, or $649,714. At July 4, 2009, we had €414,185, or $578,714, available for borrowing under the Revolver. The Revolver expires in June 2011. At July 4, 2009, we were in compliance with all financial covenants under the Revolver.

As of July 4, 2009, our 3.75 percent convertible senior notes (the “Convertible Notes”) had a fair value of $560,763 and our 5.875 percent senior notes had a fair value of $300,405. Fair value was determined from available market prices using current interest rates, non-performance risk and term to maturity.

FSP APB 14-1 changed the accounting for our Convertible Notes and the related deferred financing costs. Prior to the issuance of this accounting standard, we reported the Convertible Notes at their principal amount of $565,000 in long-term debt and capitalized deferred financing costs amounting to $13,361. Upon adoption of FSP APB 14-1 as of January 1, 2009, we adjusted the accounting for the Convertible Notes and the related deferred financing costs for all prior periods since initial issuance of the debt, as described in Note 1. We determined that the estimated fair value of a similar debt instrument without the conversion feature was $483,747 at the time of issuance. The equity component, recorded as additional paid-in capital, was $50,377 as of the date of issuance, which represents the difference between the proceeds from issuance of the Convertible Notes and the fair value of the debt as of the date of issuance, net of deferred taxes of $30,876. The resulting $81,253 discount on the debt will be amortized through interest expense over the period from June 2006 through December 2011, which represents the expected life of the debt. Additionally, we reclassified $1,205 of the deferred financing costs to equity, net of deferred taxes of $738, as equity issuance costs, which will not be amortized to the statement of operations. The cumulative effect of the change reduced January 1, 2008 retained earnings by $12,682.

MILLIPORE FORM 10-Q	11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

The December 31, 2008 condensed consolidated balance sheet and the statement of operations for the three and six months ended June 28, 2008 have been adjusted for the change in accounting principle as follows:

	As Previously Reported	Adjustments	As Adjusted
Consolidated Balance Sheet:
December 31, 2008
Deferred tax assets – non-current	$28,445	$(17,519)	$10,926
Other assets – non-current	$19,185	$(1,030)	$18,155
Long-term debt	$1,128,901	$(46,843)	$1,082,058
Additional paid-in capital	$297,257	$49,172	$346,429
Retained earnings	$988,235	$(20,878)	$967,357
Condensed Consolidated Statement of Operations:
Three months ended June 28, 2008
Interest expense	$(14,947)	$(3,382)	$(18,329)
Provision for income taxes	$13,207	$(1,310)	$11,897
Net income attributable to Millipore	$40,274	$(2,072)	$38,202
Earnings per share:
Basic	$0.73	$(0.04)	$0.69
Diluted	$0.72	$(0.03)	$0.69
Condensed Consolidated Statement of Operations:
Six months ended June 28, 2008
Interest expense	$(29,743)	$(6,723)	$(36,466)
Provision for income taxes	$22,784	$(2,563)	$20,221
Net income attributable to Millipore	$72,857	$(4,160)	$68,697
Earnings per share:
Basic	$1.32	$(0.07)	$1.25
Diluted	$1.31	$(0.07)	$1.24

Upon conversion, the Convertible Notes will be convertible into cash for the principal amount and shares of our common stock for the conversion premium, if any, based on initial conversion rate of 11.0485 shares per $1 principal amount (which represents an initial conversion price of approximately $90.51 per share), subject to adjustments.

The following table sets forth balance sheet information regarding the Convertible Notes:

	July 4, 2009	December 31, 2008
Principal value of the liability component	$565,000	$565,000
Unamortized value of the liability component	39,457	46,843
Net carrying value of the liability component	$525,543	$518,157

Interest expense on the Convertible Debt is recognized based on an effective interest rate of 6.94 percent. This rate represents the contractual coupon interest and the discount amortization as shown below:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Interest expense – coupon	$5,297	$5,297	$10,594	$10,594
Interest expense – debt discount amortization	$3,714	$3,471	$7,386	$6,900

12	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

10.  INCOME TAXES

Our effective tax rate was 24 percent and 21 percent, respectively, for the three and six months ended July 4, 2009, versus 23 percent and 22 percent, respectively, for the prior year comparable periods. During the six months ended July 4, 2009, we recognized $1,136 tax benefit associated with our research and development (“R&D”) credits as a result of a change in U.S. tax laws in February 2009 and recorded an $8,542 non-taxable gain on the Guava acquisition. Adjusting for this non-taxable gain, our effective tax rate was 22 percent for the six months ended July 4, 2009.

Over the next 12 months, we may need to record approximately $3,000 of previously unrecognized tax benefits in the event of statute of limitations closures and settlements of tax audits.

11.  EMPLOYEE BENEFIT PLANS

Our net periodic pension and post-retirement benefit costs were as follows:

	U.S. Pension Benefits		U.S. Postretirement Benefits		Foreign Retirement Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Service cost	$39	$13	$1	$164	$661	$670
Interest cost	1,109	1,082	39	128	452	487
Expected return on plan assets	(921)	(998)	–	–	(304)	(447)
Amortization of prior service benefit	–	–	(114)	(49)	–	–
Amortization of net loss/(gain)	268	265	(36)	(24)	(12)	(40)
Net periodic benefit cost	$495	$362	$(110)	$219	$797	$670

	U.S. Pension Benefits		U.S. Postretirement Benefits		Foreign Retirement Benefits
	Six Months Ended		Six Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Service cost	$78	$26	$2	$328	$1,312	$1,413
Interest cost	2,218	2,164	78	256	885	985
Expected return on plan assets	(1,842)	(1,996)	–	–	(590)	(888)
Amortization of prior service benefit	–	–	(228)	(98)	–	–
Amortization of net loss/(gain)	536	530	(72)	(48)	(27)	(38)
Net periodic benefit cost	$990	$724	$(220)	$438	$1,580	$1,472

We expect to contribute $6,740 to the U.S. pension plan, $369 to the U.S. postretirement benefit plan and $2,000 to the foreign retirement plans in 2009. As of July 4, 2009, we made contributions of $6,740, $227, and $673 to the U.S. pension plan, the U.S. postretirement benefit plan and the foreign retirement plans, respectively.

MILLIPORE FORM 10-Q	13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

12.  EQUITY AND COMPREHENSIVE INCOME

The following table presents a summary of the changes in equity for the six months ended July 4, 2009 and June 28, 2008.

	Six Months Ended July 4, 2009			Six Months Ended June 28, 2008 (as adjusted)
	Millipore Shareholders’ Equity	Noncontrolling Interest	Total Equity	Millipore Shareholders’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$1,305,969	$6,326	$1,312,295	$1,173,058	$6,243	$1,179,301
Stock plan activities	3,463	–	3,463	11,894	–	11,894
Stock based compensation expense	12,907	–	12,907	10,939	–	10,939
Adoption of SFAS No. 158 measurement date provision	–	–	–	(124)	–	(124)
Dividends paid to noncontrolling interest	–	(1,545)	(1,545)	–	(895)	(895)
Comprehensive income	114,034	1,884	115,918	62,243	1,559	63,802
Equity, end of period	$1,436,373	$6,665	$1,443,038	$1,258,010	$6,907	$1,264,917

The following tables present the components of comprehensive income, net of taxes.

	Three Months Ended July 4, 2009			Three Months Ended June 28, 2008 (as adjusted)
	Millipore Shareholders’ Equity	Noncontrolling Interest	Total	Millipore Shareholders’ Equity	Noncontrolling Interest	Total
Net income	$40,394	$1,212	$41,606	$38,202	$1,349	$39,551
Net foreign currency translation adjustments, net of tax	15,837	330	16,167	278	(478)	(200)
Change in fair value of cash flow hedges, net of tax	(2,337)	–	(2,337)	1,354	–	1,354
Net realized loss on cash flow hedges, net of tax	(24)	–	(24)	(268)	–	(268)
Net realized (gain) loss on cash flow hedges reclassified to earnings, net of tax	(99)	–	(99)	415	–	415
Net changes in additional pension liability adjustments, net of tax	(15)	–	(15)	151	–	151
Total comprehensive income	$53,756	$1,542	$55,298	$40,132	$871	$41,003

14	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

	Six Months Ended July 4, 2009			Six Months Ended June 28, 2008 (as adjusted)
	Millipore Shareholders’ Equity	Noncontrolling Interest	Total	Millipore Shareholders’ Equity	Noncontrolling Interest	Total
Net income	$93,419	$1,741	$95,160	$68,697	$2,130	$70,827
Net foreign currency translation adjustments, net of tax	18,692	143	18,835	(5,731)	(571)	(6,302)
Change in fair value of cash flow hedges, net of tax	1,602	–	1,602	506	–	506
Net realized loss on cash flow hedges, net of tax	(55)	–	(55)	(1,000)	–	(1,000)
Net realized (gain) loss on cash flow hedges reclassified to earnings, net of tax	148	–	148	972	–	972
Net changes in additional pension liability adjustments, net of tax	228	–	228	(1,201)	–	(1,201)
Total comprehensive income	$114,034	$1,884	$115,918	$62,243	$1,559	$63,802

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

We account for derivative financial instruments and hedging activities in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). All derivatives are recognized on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives are recognized in earnings or other comprehensive income (“OCI”) depending on whether the derivative instrument qualifies for hedge accounting. Changes in the fair value of a derivative that is designated and highly effective as a cash flow hedge are recorded in OCI until earnings are affected by the hedged item. Changes in the fair value of derivatives and financial instruments used to hedge our net investments in foreign operations are included as translation adjustments in OCI. Changes in the fair value of derivatives not qualifying for hedge accounting, and the ineffective portion of derivative instruments designated as cash flow hedges, are recorded in current earnings. We formally assess, both at the inception of the hedge and on an ongoing basis, whether the transaction being hedged is probable of occurring and whether the derivatives are highly effective in offsetting changes in the cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively in accordance with SFAS No. 133. Cash flows from derivative financial instruments that are designated as hedges are classified within the same category as the item being hedged on the condensed consolidated statement of cash flows. Cash flows from derivatives that are not designated as hedges are included in cash flows from investing activities when the timing of the cash flows are not similar to the hedged transactions.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

presented. Our forward exchange contracts are primarily short term in nature with maximum contract durations of fifteen months. The net gain or loss from these cash flow hedges reported in accumulated OCI will be reclassified to earnings and recorded in revenues in our consolidated statement of operations when the related inventory is sold to third-party customers. The amounts ultimately recognized will vary based on fluctuations of the hedged currencies through the contract maturity dates. At July 4, 2009, these forward exchange contracts had aggregate U.S. dollar equivalent notional amounts of $132,262. At July 4, 2009, we had $101 net realized loss in accumulated OCI that will be recognized in net revenues in the next three months.

Net Investment Hedge

We designated our 5.875 percent senior notes, which are denominated in Euro, as a hedge of the foreign currency exposures of our net investment in certain foreign operations. Foreign exchange gains or losses on the hedge, which are caused by the remeasurement of the Euro debt to U.S. dollars, are recorded in OCI as a component of cumulative translation adjustment. At July 4, 2009, the cumulative net loss included in accumulated OCI was $35,528.

Embedded Derivatives

The contingent interest feature of the Convertible Notes represents an embedded derivative that requires separate recognition at fair value apart from the Convertible Notes. As a result, we are required to separate the value of this feature from the Convertible Notes and record a liability on the condensed consolidated balance sheet. As of July 4, 2009, the contingent interest feature had a nominal fair value.

Other Derivatives

In addition to cash flow hedges and the net investment hedge, we also enter into foreign currency forward exchange contracts to mitigate the impact of foreign exchange risk related to foreign currency denominated intercompany and external debt, and foreign currency receivable and payable balances. Both realized and unrealized gains and losses resulting from changes in the fair value of these derivative instruments are recorded through current earnings because we do not designate these forward exchange contracts as hedges under SFAS No. 133. The aggregate U.S. dollar equivalent notional amount of these forward exchange contracts was $207,761 at July 4, 2009. Cash paid or received upon settlement of these forward exchange contracts is included in operating activities in the condensed consolidated statements of cash flows.

Fair values of derivative instruments at July 4, 2009 are summarized in the following table:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedges – foreign exchange contracts	Other current assets	$2,946	Accrued expenses	$4,522
Foreign exchange contracts not designated as hedges	Other current assets	396	Accrued expenses	1,084
Total derivatives		$3,342		$5,606

Amounts in the table above represent gross unrealized gains and losses and do not reflect the actual recorded values because gains and losses offset in certain cases. Actual unrealized gains included in other current assets were $1,590 for

16	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

cash flow hedges and $109 for derivatives not qualifying for hedge accounting. Actual unrealized losses included in accrued expenses were $3,166 for cash flow hedges and $797 for derivatives not qualifying for hedge accounting.

The effect of derivative instruments that were designated as hedges on our condensed consolidated financial statements for the three and six months ended July 4, 2009 is summarized below:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Statement of Operations Location (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Statement of Operations Location (Ineffective Portion)	Amount of Gain (Loss) Recorded (Ineffective Portion)
Three months ended July 4, 2009
Cash flow hedges – foreign exchange contracts	$(3,823)	Revenues	$245	Selling, general and administrative expenses	–
Net investment hedge	(12,154)	–	–	–	–
Total	$(15,977)		$245		–
Six months ended July 4, 2009
Cash flow hedges – foreign exchange contracts	$2,185	Revenues	$85	Selling, general and administrative expenses	–
Net investment hedge	342	–	–	–	–
Total	$2,527		$85		–

The effect of derivative instruments not designated as hedges on our condensed consolidated financial statements for the three and six months ended July 4, 2009 is as follows:

	Statement of Operations Location	Amount of Gain (Loss) Recorded
Three months ended July 4, 2009
Foreign exchange contracts	Selling, general and administrative expenses	$6,554
Six months ended July 4, 2009
Foreign exchange contracts	Selling, general and administrative expenses	$11,853

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

Our valuation techniques are based on both observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1:	Quoted prices for identical instruments in active markets.

Level 2:	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Instruments whose significant value drivers are unobservable.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	July 4, 2009
	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents	$–	$126,107	$–	$126,107
Derivatives	$–	$1,699	$–	$1,699
Marketable securities[1]	$958	$–	$–	$958
Liabilities
Derivatives	$–	$3,963	$–	$3,963
Deferred compensation[2]	$7,482	$–	$–	$7,482

	December 31, 2008
	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents	$–	$99,438	$–	$99,438
Derivatives	$–	$5,566	$–	$5,566
Marketable securities¹	$912	$–	$–	$912
Liabilities
Derivatives	$–	$4,754	$–	$4,754
Deferred compensation²	$6,092	$–	$–	$6,092

1	Relates to investments in marketable securities associated with certain of our non-qualified deferred compensation plans, which are included in Other assets.
2	Relates to our obligations to pay benefits under certain of our non-qualified deferred compensation plans and supplemental savings plan for senior executives, which are included in Other liabilities.

Disclosures for assets and liabilities that are measured at fair value, but are not recognized and disclosed at fair value on a recurring basis, are required prospectively beginning January 1, 2009. During the six months ended July 4, 2009, such measurements of fair value primarily related to the assets and liabilities acquired in connection with the Guava acquisition and accrued expenses related to the closure of certain facilities. The net identifiable tangible and intangible assets and liabilities that were measured at fair value totaled approximately $17,411. Acquisition assets and liabilities were valued using the income and market valuation approaches. Inputs to the valuations included management’s cash flow projections and observable inputs such as interest rates, cost of capital, and market comparable royalty rates.

Lease termination accruals were valued using the income valuation approach. Inputs to the valuations included management’s assumptions regarding sublease income as well as observable inputs such as rent obligations and interest rates.

18	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

The following table provides information by level for assets and liabilities that were measured at fair value on a nonrecurring basis during the six months ended July 4, 2009:

	July 4, 2009
	Level 1	Level 2	Level 3
Acquisition assets, net	$–	$–	$17,411
Lease termination closure accruals	–	–	(1,342)

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

The following table summarizes expected, incurred, and remaining costs associated with these actions as of July 4, 2009:

	Severance and Retention Costs	Facility Exit and Lease Termination Costs	Accelerated Depreciation	Other Costs	Total
Expected costs	$12,593	$3,174	$5,367	$8,437	$29,571
Costs incurred in 2008	(5,656)	–	(911)	(2,372)	(8,939)
Costs incurred in the six months ended July 4, 2009	(1,694)	(1,401)	(1,332)	(3,783)	(8,210)
Remaining costs at July 4, 2009	$5,243	$1,773	$3,124	$2,282	$12,422

The following table summarizes the accrual balances and utilization by cost type associated with these actions at July 4, 2009:

	Severance and Retention Costs	Facility Exit and Lease Termination Costs	Accelerated Depreciation	Other Costs	Total
Balance at December 31, 2008	$4,672	$–	$–	$–	$4,672
Expense	1,694	1,401	1,332	3,783	8,210
Payments/utilization	(2,023)	(135)	(1,332)	(3,783)	(7,273)
Foreign currency translation	108	–	–	–	108
Balance at July 4, 2009	$4,451	$1,266	$–	$–	$5,717

During the three months ended July 4, 2009, we recorded costs associated with these exit activities in our statement of operations of $4,357, $242, and $45 in cost of revenues, selling, general and administrative expenses and research and

MILLIPORE FORM 10-Q	19

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

development expenses, respectively. During the six months ended July 4, 2009, we recorded costs associated with these exit activities in our statement of operations of $7,681, $435, and $94 in cost of revenues, selling, general and administrative expenses and research and development expenses, respectively.

16.  NONCONTROLLING INTEREST

We have an equity investment in an India joint venture (the “India JV”) which is the primary distribution channel for our products into the Indian market. This investment was previously accounted for using the equity method. In 2006, we identified this entity as a variable interest entity under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” We concluded that we are the primary beneficiary of this variable interest entity, and must therefore consolidate the entity, because of the existence of an option that allows us to purchase additional interests in the India JV and our assessment that substantially all of the activities of the India JV involve us or are conducted on our behalf.

We have not made contributions to fund the entity’s operations since our initial capital contribution in 1986. Cash generated through operations and an operating bank facility are the primary sources of financing for the entity. Creditors of the India JV have no recourse against us in the event of non-payment by the India JV.

The India JV contributed less than 2 percent of our consolidated revenues in the three and six months ended July 4, 2009. Assets and liabilities of the India JV appearing in our condensed consolidated balance sheet as of July 4, 2009 consisted of the following:

Current assets	$10,596
Non-current assets	3,092
Total assets	$13,688

Current liabilities	$3,159
Non-current liabilities	56
Total liabilities	$3,215

17.  CONTINGENCIES

We currently are not a party to any material legal proceedings and have no knowledge of any material legal proceeding contemplated by any governmental authority or third party. We are subject to a number of claims and legal proceedings which, in the opinion of our management, are incidental to our normal business operations. In our opinion, although final settlement of these suits and claims may impact our financial statements in a particular period, they are not expected to, in the aggregate, have a material adverse effect on our financial position, cash flows or results of operations.

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

20	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”). This standard eliminates the concept of qualifying special purpose entities for accounting purposes. This standard limits the circumstances in which a financial asset, or a component of a financial asset, should be derecognized when the entire asset is not transferred, and establishes specific conditions for reporting the transfer of a portion of a financial asset as a sale. SFAS No. 166 also requires enhanced disclosures about the transfer of financial assets and the transferor’s continuing involvement with transferred financial assets. SFAS No. 166 is effective for financial statements issued for fiscal years beginning after November 15, 2009 and interim periods within those years. We are currently evaluating the effects that SFAS No. 166 may have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which amends the guidance regarding the identification of variable interest entities (“VIE”) and the evaluation of when consolidation of a VIE is required. This standard amends the guidance for determining whether an entity is a VIE and establishes an additional reconsideration event for assessing whether an entity is or continues to be a VIE. This standard also modifies the requirements for determining whether an entity is the primary beneficiary of a VIE and requires ongoing reassessments of whether an entity is the primary beneficiary. SFAS No. 167 also enhances the disclosure requirements about an entity’s involvement with a VIE. SFAS No. 167 is effective for financial statements issued for fiscal years beginning after November 15, 2009 and interim periods within those years. We are currently evaluating the effects that SFAS No. 167 may have on our consolidated financial statements.

19.  SUBSEQUENT EVENT

On August 7, 2009, we acquired BioAnaLab Limited, a European-based services provider that specializes in the analysis of biologic drugs and vaccines. The purchase price was $11,838, subject to closing adjustments, which was paid for with available cash on hand. The acquisition enables us to expand our large molecule bioanalytical services business into Europe and further strengthens our position as a preferred outsource partner to biopharmaceutical companies.

MILLIPORE FORM 10-Q	21

PART I

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008. Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The second fiscal quarters of 2009 and 2008 ended on July 4, 2009 and June 28, 2008, respectively.

The year-over-year comparisons of our operating results for the six months ended July 4, 2009 reflected the favorable effect of having 94 days in our first quarter ended April 4, 2009 versus 89 days in the first quarter ended March 29, 2008. The effect cannot be precisely quantified in either dollar or percentage terms and average daily revenues and related costs are not meaningful measures of our operating results. The positive impact of these extra days will be offset in the fourth quarter when we will have six fewer days in the quarter this year compared to last year.

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

22	MILLIPORE FORM 10-Q

PART I

The following table sets forth revenues derived from the Bioprocess and Bioscience divisions as a percentage of our total revenues.

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Bioprocess	56%	55%	56%	55%
Bioscience	44%	45%	44%	45%
Total	100%	100%	100%	100%

The composition of our geographic revenues is as follows:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Americas	41%	37%	41%	37%
Europe	40%	46%	40%	44%
Asia/Pacific	19%	17%	19%	19%
Total	100%	100%	100%	100%

The following tables set forth reported and organic revenue growth rates by division compared with the prior year.

	Bioprocess		Bioscience		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Reported growth	–	1%	(3)%	18%	(1)%	8%
Deduct/(add):
Foreign currency translation	(7)%	8%	(7)%	9%	(6)%	8%
Acquisitions	–	–	4%	–	1%	–
Organic growth	7%	(7)%	–	9%	4%	–

	Bioprocess		Bioscience		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Reported growth	3%	1%	(2)%	16%	1%	7%
Deduct/(add):
Foreign currency translation	(7)%	8%	(7)%	9%	(7)%	8%
Acquisitions	–	–	2%	–	1%	–
Organic growth	10%	(7)%	3%	7%	7%	(1)%

Consolidated revenues of $408.6 million for the three months ended July 4, 2009 decreased $5.6 million, or 1 percent, versus the prior year comparable period. The revenue decrease included an unfavorable foreign currency translation effect of 6 percent. Adjusting for this item and the effect of our acquisition of Guava Technologies, Inc. (“Guava”), our consolidated revenues for the three months ended July 4, 2009 grew 4 percent versus the prior year comparable period. Changes in product pricing had a slightly positive effect on the year-over-year comparison. This revenue growth was primarily attributable to higher spending levels by our Bioprocess Division’s large biotechnology customers in North America.

MILLIPORE FORM 10-Q	23

PART I

Bioprocess revenues were also higher in Asia reflecting biotechnology infrastructure investments in the region. Bioscience revenues were essentially the same as the prior year comparable period. This reflected increased demand for consumable products and services used in academic and biotechnology research, which was offset by lower demand for laboratory instruments.

Our year-over-year revenue growth during the current economic environment reflects the resiliency of our business model, the relative health of our customers, and our ability to deliver innovative solutions. Approximately ninety percent of our revenues are derived from consumable products and services, which are less affected by the contraction of our customers’ capital spending. Our business is well diversified across end-markets, product lines, and geographies. This diversity provides us important balance and flexibility in managing our business, especially during these challenging times.

Operating profit for the three months ended July 4, 2009 of $69.0 million, representing 17 percent of revenues, was essentially the same as the prior year comparable period.

Diluted earnings per share (“EPS”) of $0.72 in the three months ended July 4, 2009 increased $0.03 from the prior year comparable period because of lower interest expense as we continued to repay our debt.

We generated $156.8 million of operating cash flows for the six months ended July 4, 2009, which was an increase of $54.3 million, or 53 percent, versus the prior year comparable period. Operating cash flow generation was driven by the improved operating leverage and improved working capital management. This level of operating cash flow generation enables us to invest more in marketing programs and research and development activities, invest in new businesses, and continue to pay down our debt.

Results of Operations

REVENUES

The following table sets forth revenues and percent of revenue growth by division compared with the prior year.

	Three Months Ended			Six Months Ended
($ in millions):	July 4, 2009	June 28, 2008	Growth	July 4, 2009	June 28, 2008	Growth
Bioprocess	$229.9	$229.8	–	$459.9	$446.4	3%
Bioscience	178.7	184.4	(3)%	356.6	364.0	(2)%
Total	$408.6	$414.2	(1)%	$816.5	$810.4	1%

Bioprocess Division

Bioprocess revenues of $229.9 million for the three months ended July 4, 2009 were the same as the prior year comparable period. Foreign currency translation had a 7 percent adverse effect on the year-over-year growth. Adjusting for this item, Bioprocess revenues increased 7 percent in the three months ended July 4, 2009.

The revenue growth was primarily attributable to higher sales of our downstream bioprocessing products used in biopharmaceutical manufacturing, such as chromatography media, clarification, sterilizing, tangential flow filtration and virus filtration products. This was the result of higher spending levels by our large biotechnology customers in North America. Our large biotechnology customers’ spending levels in the prior year comparable period were adversely affected by a reduction in their rate of monoclonal antibody production as a result of their evaluation of market demand for their products, and their efforts to lower their costs and to improve their working capital positions.

24	MILLIPORE FORM 10-Q

PART I

Bioprocess revenues were also higher in Asia reflecting biotechnology infrastructure investments in the region. Additionally, Bioprocess revenues increased from sales of products used in vaccine production, partly resulting from expanded vaccine production in response to the H1N1 virus. We expect this trend to continue through the remainder of 2009. Also contributing to the Bioprocess revenue increase was the continued growth in process monitoring tools, primarily as a result of our differentiated NovaSeptum sampling products.

Bioprocess revenues of $459.9 million for the six months ended July 4, 2009 increased $13.5 million, or 3 percent, versus the prior year comparable period. The increase included an unfavorable foreign currency translation effect of 7 percent. Adjusting for this item, Bioprocess revenues increased 10 percent in the six months ended July 4, 2009. Similar market dynamics affecting our revenue growth in the three months ended July 4, 2009 also affected the six-month period.

Bioscience Division

Bioscience revenues of $178.7 million for the three months ended July 4, 2009 decreased $5.7 million, or 3 percent, versus the prior year comparable period. The decrease included an unfavorable foreign currency translation effect of 7 percent and a favorable effect of 4 percent from the Guava acquisition. Adjusting for these items, Bioscience revenues were essentially the same as the prior year comparable period. The effects of the pharmaceutical industry consolidation and the global economic recession have lowered demand for our Bioscience products and services. Laboratory water consumables and services revenue increases were offset by declines in laboratory water instrument revenues. We expect this trend to continue until economic conditions improve, at least through the remainder of the year. Demand for our research products serving academic and biotechnology customers was steady in the three months ended July 4, 2009.

Bioscience revenues of $356.6 million for the six months ended July 4, 2009 decreased $7.4 million, or 2 percent, versus the prior year comparable period. The decrease included an unfavorable foreign currency translation effect of 7 percent. Adjusting for this item and the effect of our Guava acquisition, Bioscience revenues for the six months ended July 4, 2009 grew 3 percent versus the prior year comparable period. Similar market dynamics affecting our revenue growth in the three months ended July 4, 2009 also affected the six-month period.

REVENUES BY GEOGRAPHY

The following table sets forth revenues and the percent of revenue growth by geography compared with the prior year.

	Three Months Ended			Six Months Ended
($ in millions):	July 4, 2009	June 28, 2008	Growth	July 4, 2009	June 28, 2008	Growth
Americas	$168.7	$153.3	10%	$333.9	$299.6	11%
Europe	163.4	189.3	(14)%	326.3	360.6	(9)%
Asia/Pacific	76.5	71.6	7%	156.3	150.2	4%
Total	$408.6	$414.2	(1)%	$816.5	$810.4	1%

MILLIPORE FORM 10-Q	25

PART I

The following tables set forth reported and organic revenue growth rates by geography compared with the prior year.

	Americas		Europe		Asia/Pacific
	Three Months Ended		Three Months Ended		Three Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Reported growth	10%	(10)%	(14)%	27%	7%	13%
Deduct/(add):
Foreign currency translation	(1)%	1%	(14)%	16%	(1)%	11%
Acquisition	2%	–	1%	–	1%	–
Organic growth	9%	(11)%	(1)%	11%	7%	2%

	Americas		Europe		Asia/Pacific
	Six Months Ended		Six Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Reported growth	11%	(10)%	(9)%	22%	4%	19%
Deduct/(add):
Foreign currency translation	(1)%	1%	(14)%	15%	–	12%
Acquisition	1%	–	1%	–	1%	–
Organic growth	11%	(11)%	4%	7%	3%	7%

From a geographic perspective, revenues increased $15.4 million in the Americas, decreased $25.9 million in Europe, and increased $4.9 million in Asia/Pacific during the three months ended July 4, 2009 versus the prior year comparable period. Excluding the effects of foreign currency translation and the Guava acquisition, revenues increased 9 percent in the Americas, decreased 1 percent in Europe, and increased 7 percent in Asia/Pacific. The increase in the Americas was primarily the result of higher spending by our large biotechnology customers in North America. The decrease in Europe was primarily driven by a decrease in sales to some European biotechnology customers as a result of the global economic recession. The increase in Asia/Pacific was primarily driven by revenue growth in our downstream bioprocessing products in China and Singapore, reflecting biotechnology investments in the region. The Asia/Pacific revenue growth was partially offset by continued weak economic conditions in Japan.

Revenues increased $34.3 million in the Americas, decreased $34.3 million in Europe and increased $6.1 million in Asia/Pacific, during the six months ended July 4, 2009 versus the prior year comparable period. Excluding the effects of foreign currency translation and the Guava acquisition, revenues increased 11 percent in the Americas, 4 percent in Europe, and 3 percent in Asia/Pacific. The increase in the Americas was primarily the result of higher spending this year by our large biotechnology customers in North America. The increase in Europe was primarily driven by sales of our life science and upstream bioprocessing products. The increase in Asia/Pacific was primarily driven by sales of our life science, process monitoring tools, and downstream bioprocessing products, offset by weak economic conditions in Japan and India and the timing of non-recurring capital investments by certain customers in the region last year. We continued to experience strong revenue growth in China and Singapore.

GROSS PROFIT MARGIN

	Three Months Ended		Six Months Ended
($ in millions):	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Gross profit	$228.9	$230.2	$452.2	$438.3
Gross profit margin	56%	56%	55%	54%

26	MILLIPORE FORM 10-Q

PART I

Gross profit decreased $1.3 million, or 1 percent, and increased $13.9 million, or 3 percent, in the three and six months ended July 4, 2009, respectively, versus the prior year comparable periods. The primary drivers of the decrease in the three months ended July 4, 2009 were unfavorable foreign currency translation, a business mix favoring lower margin Bioprocess products, and a $3.0 million increase in charges associated with our global supply chain initiatives. These factors were partially offset by the favorable effects of increased sales volume and productivity improvements. Amortization of acquired intangible assets was $2.0 million and $2.4 million in the three months ended July 4, 2009 and June 28, 2008, respectively.

The primary drivers of the increase in gross profit in the six months ended July 4, 2009 versus the prior year comparable period were higher sales volume, productivity improvements, and improved product mix from higher margin downstream bioprocessing and life science products. These factors were partially offset by unfavorable effects of foreign currency translation and higher charges in connection with our global supply chain initiatives. Amortization of acquired intangible assets was $4.0 million and $4.7 million in the six months ended July 4, 2009 and June 28, 2008, respectively.

In September 2008, we announced the second phase of our global supply chain initiative, which is part of our long term strategy to further improve the efficiency of our global supply chain. Including charges associated with this second phase, we expect to incur approximately $12 million of additional costs related to our global supply chain initiatives in 2009. We incurred charges associated with our global supply chain initiatives of $4.7 million and $8.3 million for the three and six months ended July 4, 2009, respectively. We incurred charges associated with our global supply chain initiatives of $1.7 million, and $3.9 million, for the three and six months ended June 28, 2008, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Three Months Ended		Six Months Ended
($ in millions):	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Selling, general and administrative expenses	$130.7	$134.5	$257.5	$260.0
Percentage of revenues	32%	32%	32%	32%

Selling, general and administrative (“SG&A”) expenses decreased $3.8 million, or 3 percent, and $2.5 million, or 1 percent, in the three and six months ended July 4, 2009, respectively, versus the prior year comparable periods. Excluding the effect of foreign currency translation, SG&A expenses increased $3.5 million, or 3 percent, and $12.1 million, or 5 percent, in the three and six months ended July 4, 2009, respectively, versus the prior year comparable periods. For both periods, the primary drivers of the higher SG&A expenses were increased incentive compensation costs largely attributable to higher achievement of performance targets and the inclusion this year of Guava expenses and related acquisition costs. These increases were partially offset by lower amortization expense. Amortization expense related to acquired intangible assets was $12.2 million and $24.3 million, respectively, in the three and six months ended July 4, 2009 versus $13.5 million and $26.9 million, respectively, in the prior year comparable periods. We expect 2009 full year amortization of intangible assets affecting SG&A to be approximately $49 million compared with $53.7 million in 2008.

RESEARCH AND DEVELOPMENT EXPENSES

	Three Months Ended		Six Months Ended
($ in millions):	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Research and development expenses	$29.1	$26.2	$54.3	$51.2
Percentage of revenues	7%	6%	7%	6%

MILLIPORE FORM 10-Q	27

PART I

Research and development (“R&D”) expenses increased $2.9 million, or 11 percent, and $3.1 million, or 6 percent, for the three and six months ended July 4, 2009, respectively, versus the prior year comparable periods. Foreign currency translation had an insignificant effect on the year-over-year comparison. For both periods, the increases were primarily the result of higher labor expenses, the inclusion this year of Guava R&D expenses, the timing of project spending, and strategic investments to support innovation. Our strategy is to enhance our internal R&D capabilities through investments in technology collaborations and license arrangements that will help us to develop innovative new products and capture greater value for our customers. We expect R&D expenses to be approximately 7 percent of revenues for the remainder of 2009.

INTEREST INCOME/EXPENSE

	Three Months Ended		Six Months Ended
($ in millions):	July 4, 2009	June 28, 2008 (As adjusted)	July 4, 2009	June 28, 2008 (As adjusted)
Interest income	$0.2	$0.3	$0.4	$0.4
Interest expense	$14.5	$18.3	$29.1	$36.5
Average interest rate during the period	5.5%	6.0%	5.5%	5.9%

Interest expense decreased $3.8 million, or 21 percent, and $7.4 million, or 20 percent, for the three and six months ended July 4, 2009, respectively, versus the prior year comparable periods. The decreases were primarily the result of lower overall debt balances as we continued to repay our debt and, to a lesser extent, lower base rates under our revolver borrowings. Our adoption of FSP APB 14-1 added non-cash interest expense of $3.6 million and $7.2 million for the three and six months ended July 4, 2009, respectively. For the three and six months ended June 28, 2008, non cash interest on our convertible debt was $3.4 million and $6.7 million, respectively. Our revolving credit facilities are comprised of floating rate borrowings.

PROVISION FOR INCOME TAXES

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008 (As adjusted)	July 4, 2009	June 28, 2008 (As adjusted)
Effective income tax rate	24.0%	23.1%	20.9%	22.2%

Our effective income tax rate for the three months ended July 4, 2009 was 24.0% compared with 23.1% for the prior year comparable period. The higher current period effective income tax rate is attributable to a shift in the jurisdictional mix of our profits to higher tax rate jurisdictions. Our effective income tax rate for the six months ended July 4, 2009 was 20.9% compared with 22.2% for the prior year comparable period. During the six months ended July 4, 2009, we recognized $1.1 million tax benefit associated with our R&D credits as a result of a change in U.S. tax laws and a $8.5 million non-taxable gain on the Guava acquisition. These factors caused our effective income tax rate for the six months ended July 4, 2009 to be lower than that for the prior year comparable period. On a full year basis, we expect our effective income tax rate to be approximately 23 percent for 2009.

Over the next 12 months, we may need to record approximately $3.0 million of previously unrecognized tax benefits in the event of statute of limitations closures and settlements of tax audits.

28	MILLIPORE FORM 10-Q

PART I

OPERATING PROFIT, NET INCOME ATTRIBUTABLE TO MILLIPORE AND DILUTED EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
($ in millions, except per share data):	July 4, 2009	June 28, 2008 (As adjusted)	July 4, 2009	June 28, 2008 (As adjusted)
Operating profit	$69.0	$69.5	$140.4	$127.1
Operating profit margin	16.9%	16.8%	17.2%	15.7%
Net income attributable to Millipore	$40.4	$38.2	$93.4	$68.7
Diluted earnings per share	$0.72	$0.69	$1.67	$1.24

Operating profit decreased $0.5 million, or 1 percent, and increased $13.3 million, or 10 percent, for the three and six months ended July 4, 2009, respectively, versus the prior year comparable periods. The increase for the six months ended July 4, 2009 was primarily the result of higher revenues.

Net income attributable to Millipore increased $2.2 million, or 6 percent, and $24.7 million, or 36 percent, for the three and six months ended July 4, 2009, respectively, versus the prior year comparable period. The increase for the three months ended July 4, 2009 was primarily caused by lower interest expense. The increase for the six months ended July 4, 2009 was primarily the result of higher operating profit, the gain on the Guava acquisition, lower interest expense, and a lower effective income tax rate.

Diluted earnings per share increased $0.03, or 4 percent, and $0.43, or 35 percent, for the three and six months ended July 4, 2009, respectively, versus the prior year comparable period. The increase was due to the reasons discussed above.

Capital Resources and Liquidity

The following table shows information about our capitalization as of the dates indicated:

(In millions, except ratio amounts)	July 4, 2009	December 31, 2008 (As adjusted)
Cash and cash equivalents	$146.6	$115.5
Total debt	$1,006.0	$1,086.4
Total capitalization (debt plus Millipore shareholders’ equity)	$2,442.4	$2,392.4
Debt to total capitalization	41.2%	45.4%

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

MILLIPORE FORM 10-Q	29

PART I

Recent distress in the global economy has had an adverse impact on financial market activities including, among other things, volatility in security prices, diminished liquidity and credit availability, and declining valuations of certain investments. Except for slower growth in revenues from certain products, there has not been any significant negative impact to our financial position, results of operations, or liquidity to date. There can be no assurance, however, that changing circumstances will not affect our future financial position, results of operations, or liquidity.

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

We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. In response to the global economic recession, we increased our cash balance to mitigate any unanticipated liquidity issues with our banking partners. We intend to maintain the balance at a similar level for the foreseeable future. The availability of additional borrowings under our primary revolving credit facility and our ability to obtain equity financing provide additional potential sources of liquidity should they be required. We intend to utilize excess cash generated from our operations to repay debt and fund future acquisitions while preserving an appropriate level of cash needed for our operations. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or other securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

CASH FLOWS

The following table summarizes our sources and uses of cash over the periods indicated:

	Six Months Ended
($ in millions)	July 4, 2009	June 28, 2008
Net cash provided by operating activities	$156.8	$102.5
Net cash used for investing activities	$(56.8)	$(66.2)
Net cash used for financing activities	$(75.7)	$(45.6)
Net increase/(decrease) in cash and cash equivalents	$31.1	$(5.4)

OPERATING CASH FLOWS

Cash provided by operating activities was $156.8 million for the six months ended July 4, 2009 and was primarily attributable to our net income of $95.2 million, adjusted for non-cash items amounting to $98.6 million. These non-cash adjustments included depreciation and amortization expenses of $61.9 million; stock-based compensation of $12.9 million; other non-cash expenses of $32.4 million; and a $8.5 million non-cash gain on our Guava acquisition. These factors were partially offset by an increase in our working capital. The increase in our working capital from December 31, 2008 to July 4, 2009 was primarily attributable to an increase in accounts receivable of $18.9 million associated with higher revenues; a decrease in accrued expenses of $15.1 million primarily attributable to payments of accrued incentive compensa-

30	MILLIPORE FORM 10-Q

PART I

tion; a decrease in income taxes payable of $5.5 million; and a decrease in other liabilities of $3.1 million resulting from cash contributions to fund our pension plans. Partially offsetting these working capital increases was a decrease in other assets of $9.4 million primarily attributable to tax refunds and gains from our foreign currency hedging programs. Our working capital positions have improved in the six months ended July 4, 2009 compared to the same period in 2008, which were the result of various working capital initiatives we undertook.

The number of days of inventory outstanding increased to 135 at July 4, 2009 compared with 129 days at December 31, 2008, which was the result of building inventory levels in connection with our manufacturing consolidation activities. Days of inventory outstanding were 147 at June 28, 2008. The number of days of sales outstanding in ending accounts receivable were 66 at July 4, 2009 compared with 66 days at December 31, 2008 and 72 days at June 28, 2008. Collection of our accounts receivable improved in the six months ended July 4, 2009 versus the prior year comparable period because of organizational process improvements implemented and our working capital reduction initiative. We have not experienced any significant deterioration of our trade receivables.

INVESTING CASH FLOWS

Cash used for investing activities was $56.8 million during the six months ended July 4, 2009. We paid $35.4 million for capital expenditures and $18.8 million for the acquisition of Guava, net of cash acquired. We expect our full year 2009 capital expenditures to be approximately $80 million.

On August 7, 2009 (our third quarter), we acquired BioAnaLab Limited, a European-based services provider that specializes in the analysis of biologic drugs and vaccines. The purchase price was $11.8 million, subject to closing adjustments, which was paid for with available cash on hand. The acquisition enables us to expand our large molecule bioanalytical services business into Europe and further strengthens our position as a preferred outsource partner to biopharmaceutical companies.

FINANCING CASH FLOWS

Cash used for financing activities was $75.7 million during the six months ended July 4, 2009. Net repayments under our primary revolving credit facility amounted to $137.2 million and net borrowings of short-term debt amounted to $55.9 million. Additionally, we received proceeds of $7.1 million from exercises of employee stock options and paid dividends of $1.5 million to our joint venture partner during the six months ended July 4, 2009.

FINANCING COMMITMENTS

Short-term debt

Short-term debt at July 4, 2009 consisted of borrowings under our operating bank facilities and two short-term revolving credit facilities in Japan. The short-term revolving credit facilities provide for an aggregate maximum borrowings of ¥7.0 billion (U.S. dollar equivalent of $69.8 million) and are renewable for additional six or twelve month periods unless terminated by either Millipore or the banks. In the six months ended July 4, 2009, we had net borrowings of $53.5 million under these facilities.

Primary revolving credit facility

At July 4, 2009, we had a commitment under our primary revolving credit agreement amounting to €465.0 million, or $649.7 million. At July 4, 2009, we had €414.2 million, or $578.7 million, available for borrowing under the primary revolving credit agreement. This credit agreement expires in June 2011.

MILLIPORE FORM 10-Q	31

PART I

We are required to maintain certain leverage and interest coverage ratios set forth in the primary revolving credit agreement. As of July 4, 2009, we were compliant with all financial covenants specified in this credit agreement. The agreement also includes limitations on our ability to incur additional indebtedness; to merge, consolidate, or sell assets; to create liens; and to make payments in respect of capital stock or subordinated debt, as well as other customary covenants and representations.

The following table summarizes the financial covenant requirements and our compliance with these covenants as of July 4, 2009:

Covenant	Requirement	Actual at July 4, 2009
Maximum leverage ratio	3.50	2.45
Minimum interest coverage ratio	3.50	8.44

As of July 4, 2009, we had borrowings under our primary revolving credit facility of $71.0 million. The borrowings were classified as long-term debt because our primary revolving credit facility expires in June 2011. For the six months ended July 4, 2009, the weighted average interest rate for our primary revolving credit facility was 1.2 percent.

3.75% convertible senior notes due 2026

In June 2006, we issued $565.0 million in aggregate principal amount of 3.75 percent convertible senior notes (the “Convertible Notes”) in a private placement offering.

Our adoption of FSP APB 14-1 changed the accounting for our Convertible Notes and the related deferred financing costs. Prior to the issuance of this accounting standard, we carried the Convertible Notes at their principal amount of $565.0 million in long-term debt and capitalized $13.4 million of deferred financing costs. Upon adoption of FSP APB 14-1, we adjusted the accounting for the Convertible Notes and the related deferred financing costs for all prior periods since initial issuance of the debt in June 2006. We recorded a discount on the Convertible Notes in the amount of $81.3 million as of the date of issuance, which will be amortized over the period from June 2006 through December 2011. As a result of this change in accounting principle, our Convertible Notes have a 6.94 percent effective interest rate.

As of July 4, 2009, the Convertible Notes had a carrying value of $525.5 million, net of $39.5 million of unamortized discount, and a fair value of $560.8 million. The fair value was determined from available market prices using current interest rates, non-performance risk, and term to maturity.

5.875% senior notes due 2016

In June 2006, we issued €250.0 million, or $349.3 million, in aggregate principal amount of 5.875 percent senior notes (the “Euro Notes”).

As of July 4, 2009, the Euro Notes had a carrying value of $348.3 million, net of $1.0 million of unamortized original issue discount, and a fair value of $300.4 million. This fair value was determined from available market prices using current interest rates, non-performance risk, and term to maturity.

32	MILLIPORE FORM 10-Q

PART I

Legal Matters

We currently are not a party to any material legal proceeding.

Following our decision to consolidate the results of our 40 percent owned Indian Joint-Venture (the “India JV”) in January 2006, we learned as a result of our internal control procedures that certain payment and commission practices at the India JV raise issues of compliance with the U.S. Foreign Corrupt Practices Act. Promptly upon learning of this, our Audit and Finance Committee engaged outside counsel and commenced an investigation. We have implemented certain corrective actions. We notified the Securities and Exchange Commission and the Department of Justice of this matter. The SEC undertook an investigation into the matter. By its letter on May 14, 2009, the Securities and Exchange Commission notified us that its investigation has been completed and it will not pursue any enforcement action on this matter. The operations and financial results of the India JV are not currently, and have not to date been, material to us.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”). This standard eliminates the concept of qualifying special purpose entities for accounting purposes. This standard limits the circumstances in which a financial asset, or a component of a financial

MILLIPORE FORM 10-Q	33

PART I

asset, should be derecognized when the entire asset is not transferred, and establishes specific conditions for reporting the transfer of a portion of a financial asset as a sale. SFAS No. 166 also requires enhanced disclosures about the transfer of financial assets and the transferor’s continuing involvement with transferred financial assets. SFAS No. 166 is effective for financial statements issued for fiscal years beginning after November 15, 2009 and interim periods within those years. We are currently evaluating the effects that SFAS No. 166 may have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which amends the guidance regarding the identification of variable interest entities (“VIE”) and the evaluation of when consolidation of a VIE is required. This standard amends the guidance for determining whether an entity is a VIE and establishes an additional reconsideration event for assessing whether an entity is or continues to be a VIE. This standard also modifies the requirements for determining whether an entity is the primary beneficiary of a VIE and requires ongoing reassessments of whether an entity is the primary beneficiary. SFAS No. 167 also enhances the disclosure requirements about an entity’s involvement with a VIE. SFAS No. 167 is effective for financial statements issued for fiscal years beginning after November 15, 2009 and interim periods within those years. We are currently evaluating the effects that SFAS No. 167 may have on our consolidated financial statements.

Forward-Looking Statements

The matters discussed in this Form 10-Q, as well as in future oral and written statements by our management, that are forward-looking statements are based on our current management expectations. These expectations involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, without limitation, the risk factors and uncertainties set forth in Item 1A (Risk Factors) and elsewhere in our Form 10-K for the year ended December 31, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no significant change in our exposure to market risk since December 31, 2008. For discussion of our exposure to market risk, refer to Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Market Risk.”

ITEM 4.  CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the quarter ended July 4, 2009 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

34	MILLIPORE FORM 10-Q

PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Millipore Corporation was held on May 12, 2009. The following matters were voted on:

1. The election of four Class I Directors for a three-year term (expiring in 2012). The following votes were tabulated with respect to the election:

	Votes “For”	“Withhold”
Rolf A. Classon	47,260,288	1,608,875
Mark Hoffman	47,992,874	876,289
John F. Reno	48,265,666	603,497
Karen E. Welke	48,527,200	341,962

2. To ratify PricewaterhouseCoopers LLP as Millipore’s independent registered public accounting firm for 2009:

Votes “For”	“Against”	“Abstain”
48,183,416	640,192	45,553

MILLIPORE FORM 10-Q	35

PART II

ITEM 6.  EXHIBITS

a. Exhibits Filed or Furnished Herewith.

Exhibits Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CRF 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits Furnished Herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

36	MILLIPORE FORM 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLIPORE CORPORATION

	Signature	Title	Date

By:	/S/ CHARLES F. WAGNER, JR. Charles F. Wagner, Jr.	Vice President and Chief Financial Officer (on behalf of the registrant as its Principal Financial Officer)	August 12, 2009

By:	/S/ ANTHONY L. MATTACCHIONE Anthony L. Mattacchione	Vice President, Corporate Controller and Chief Accounting Officer (on behalf of the registrant as its Principal Accounting Officer)	August 12, 2009

MILLIPORE FORM 10-Q	37

Exhibit Index

Exhibit Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

38	MILLIPORE FORM 10-Q