Form 10-Q
period 2009-10-03
MILLIPORE CORP /MA
filed 2009-11-10
CIK 66479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 3, 2009

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 28, 2009, there were 55,612,017 shares of the registrant’s Common Stock outstanding.

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Condensed Consolidated Statements of Operations for the three and nine months ended October 3, 2009 and September 27, 2008	3

	Condensed Consolidated Balance Sheets at October 3, 2009 and December 31, 2008	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended October 3, 2009 and September 27, 2008	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item 6	Exhibits	37

Signatures		38

Exhibits		39

	In this Form 10-Q, unless the context otherwise requires, the terms “Millipore”, the “Company”, “we” or “us” shall mean Millipore Corporation and its subsidiaries.

2	MILLIPORE FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(In thousands, except per share data) (Unaudited)	October 3, 2009	September 27, 2008 (As Adjusted)	October 3, 2009	September 27, 2008 (As Adjusted)
Revenues	$411,865	$395,005	$1,228,396	$1,205,385
Cost of revenues	188,223	185,835	552,537	557,915
Gross profit	223,642	209,170	675,859	647,470
Selling, general and administrative expenses	131,153	123,974	388,690	383,960
Research and development expenses	29,349	25,421	83,675	76,602
Operating profit	63,140	59,775	203,494	186,908
Gain on business acquisition	–	–	8,542	–
Interest income	171	213	589	594
Interest expense	(14,549)	(17,359)	(43,635)	(53,825)
Income before provision for income taxes	48,762	42,629	168,990	133,677
Provision for income taxes	8,562	4,123	33,630	24,344
Net income	40,200	38,506	135,360	109,333
Less: Net income attributable to noncontrolling interest	538	706	2,279	2,836
Net income attributable to Millipore	$39,662	$37,800	$133,081	$106,497
Earnings per share:
Basic	$0.71	$0.68	$2.40	$1.93
Diluted	$0.71	$0.68	$2.38	$1.91
Weighted average shares outstanding:
Basic	55,572	55,205	55,467	55,085
Diluted	56,197	55,844	56,033	55,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE FORM 10-Q	3

PART I

Condensed Consolidated Balance Sheets

(In thousands, except per share data) (Unaudited)	October 3, 2009	December 31, 2008 (As Adjusted)
Assets
Current assets:
Cash and cash equivalents	$189,775	$115,462
Accounts receivable (less allowance for doubtful accounts of $4,139 and $2,930 as of October 3, 2009 and December 31, 2008, respectively)	300,629	274,529
Inventories	268,059	259,360
Deferred income taxes	67,460	70,305
Other current assets	25,281	32,787
Total current assets	851,204	752,443
Property, plant and equipment, net	599,901	577,410
Deferred income taxes	18,615	10,926
Intangible assets, net	351,269	369,473
Goodwill	1,018,968	1,004,694
Other assets	17,209	18,155
Total assets	$2,857,166	$2,733,101
Liabilities and Equity
Current liabilities:
Short-term debt	$58,571	$4,391
Accounts payable	84,106	70,037
Income taxes payable	8,424	9,966
Accrued expenses and other current liabilities	204,266	162,969
Total current liabilities	355,367	247,363
Deferred income taxes	8,122	7,263
Long-term debt	906,711	1,082,058
Other liabilities	94,440	84,122
Total liabilities	1,364,640	1,420,806
Commitments and contingencies (Note 17)
Millipore shareholders’ equity:
Common stock, par value $1.00 per share, 120,000 shares authorized; 55,601 shares issued and outstanding as of October 3, 2009; 55,260 shares issued and outstanding as of December 31, 2008	55,601	55,260
Additional paid-in capital	371,791	346,429
Retained earnings	1,100,438	967,357
Accumulated other comprehensive loss	(41,970)	(63,077)
Total Millipore shareholders’ equity	1,485,860	1,305,969
Noncontrolling interest	6,666	6,326
Total equity	1,492,526	1,312,295
Total liabilities and equity	$2,857,166	$2,733,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	MILLIPORE FORM 10-Q

PART I

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands) (Unaudited)	October 3, 2009	September 27, 2008 (As Adjusted)
Cash flows from operating activities:
Net income	$135,360	$109,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,722	98,725
Stock-based compensation	19,881	16,916
Amortization of deferred financing costs	2,544	2,597
Amortization of debt discount	11,285	10,559
Deferred income tax provision	6,420	5,764
Gain on business acquisition	(8,542)	–
Business acquisition inventory fair value adjustment	1,057	–
Other	8,392	(3,974)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(15,208)	(12,137)
Inventories	2,150	(7,419)
Other assets	7,356	934
Accounts payable	10,370	(18,958)
Accrued expenses and other current liabilities	10,332	5,627
Income taxes payable	2,892	(9,017)
Other liabilities	(1,126)	(10,107)
Net cash provided by operating activities	286,885	188,843
Cash flows from investing activities:
Additions to property, plant and equipment	(53,314)	(52,691)
Acquisition of businesses, net of cash acquired	(29,940)	–
Settlement of derivative transactions	–	(32,332)
Other	(3,291)	(4,638)
Net cash used for investing activities	(86,545)	(89,661)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	9,557	16,364
Repayments under long-term revolving credit facility, net	(194,174)	(127,722)
Net borrowings of short-term debt	49,119	540
Dividends paid to noncontrolling interest	(2,104)	(1,738)
Net cash used for financing activities	(137,602)	(112,556)
Effect of foreign exchange rates on cash and cash equivalents	11,575	320
Net increase/(decrease) in cash and cash equivalents	74,313	(13,054)
Cash and cash equivalents at beginning of year	115,462	36,177
Cash and cash equivalents at end of period	$189,775	$23,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE FORM 10-Q	5

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data) (Unaudited)

1.  GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of December 31, 2008 was derived from audited financial statements, as adjusted (see below), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of our management, these condensed consolidated financial statements reflect all significant adjustments necessary for a fair statement of the results for the interim periods presented. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of future trends or our operations for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since the fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The third fiscal quarters of 2009 and 2008 ended on October 3, 2009 and September 27, 2008, respectively.

Certain reclassifications and adjustments have been made to the 2008 financial statements to conform to the 2009 presentation.

Effective the second fiscal quarter of 2009, we adopted a new accounting standard for subsequent events. This standard addresses the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this accounting standard did not impact our financial position or results of operations. We evaluated all significant events or transactions that occurred after October 3, 2009 up through November 10, 2009, the date we issued these financial statements.

Effective January 1, 2009, we adopted new accounting standards for noncontrolling interests and convertible debt that may be settled in cash upon conversion. These standards required retrospective adjustments to prior period financial statements to conform with current accounting treatment.

The new accounting standard for convertible debt instruments that may be settled in cash, including partial cash settlements, requires that these instruments be separated into a debt component and an equity component. The value assigned to the debt component as of the issuance date is the estimated fair value of a similar debt instrument without the conversion feature. The difference between the proceeds obtained for the instruments and the estimated fair value assigned to the debt component represents the equity component. See Note 9 of this Form 10-Q for additional information on the adoption of this accounting standard.

The new accounting standard for noncontrolling interests changed the accounting for, and reporting of, a noncontrolling interest (previously referred to as “minority interest”) in our consolidated financial statements. In accordance with the new standard, we now report the noncontrolling interest as a separate component of equity in the consolidated balance sheets (previously presented between liabilities and shareholders’ equity) and show both net income attributable to the noncontrolling interest and net income attributable to Millipore on the face of the consolidated statements of operations.

6	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

2.  STOCK-BASED COMPENSATION

We grant stock options and restricted stock units to employees, officers, and directors under our current stock plans. Stock-based compensation expense is determined as of the grant date based on the fair value of the award. We estimate the fair value of our stock options using the Black-Scholes option-pricing model and the fair value of our restricted stock units based on the quoted market price of our common stock at the date of grant. For awards that vest upon completion of requisite years of service, stock-based compensation expense is recognized, net of estimated forfeitures, on a straight-line basis over the requisite service period, which generally represents the vesting period.

We also grant performance-based restricted stock units to certain employees. The number of shares that will ultimately vest, if any, is determined based on company performance against predetermined target financial metrics over a three-year period. The fair value of these performance-based restricted stock units is determined based on the quoted market price of our common stock at the date of grant. Stock-based compensation expense is recognized on a straight-line basis over the three-year performance period, net of estimated forfeitures. Stock-based compensation each period is determined based on the number of shares that are expected to vest, which takes into consideration the probability of achieving the predetermined target financial metrics. Cumulative adjustments would be recorded to reflect changes in the number of shares expected to vest.

The following table presents grants of stock options, restricted stock units, and performance-based share grants:

	Three Months Ended			Nine Months Ended
	October 3, 2009		September 27, 2008	October 3, 2009		September 27, 2008
Stock options	1		–	472		458
Restricted stock units	10		9	249		398
Performance-based restricted stock units	–	(a)	–	112	(a)	–

(a)	Represents target number of shares estimated to be earned at the time of grant.

The following table presents stock-based compensation expense included in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Stock-based compensation expense in:
Cost of revenues	$958	$777	$2,544	$2,237
Selling, general and administrative expenses	5,254	4,490	15,126	12,705
Research and development expenses	762	710	2,211	1,974
Income before provision for income taxes	6,974	5,977	19,881	16,916
Provision for income taxes	(2,401)	(1,806)	(6,845)	(5,239)
Net income attributable to Millipore	$4,573	$4,171	$13,036	$11,677

3.  BUSINESS ACQUISITIONS

BioAnaLab Limited

On August 7, 2009, we acquired BioAnaLab Limited (“BioAnaLab”), a European-based services provider that specializes in the analysis of biologic drugs and vaccines. The acquisition enables us to expand our biopharmaceutical services business into Europe. The total purchase price was $13,009, which was paid for with available cash on hand. The purchase price

MILLIPORE FORM 10-Q	7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

was allocated to net assets acquired of $2,669, identifiable intangible assets of $4,552, net deferred tax liabilities of $1,187, and goodwill of $6,975. Acquisition related costs for the three and nine months ended October 3, 2009 of $134 and $263, respectively, are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

Guava Technologies, Inc.

On February 20, 2009, we acquired Guava Technologies, Inc. (“Guava”), a provider of easy-to-use, bench top cell analysis systems. With the Guava acquisition, we expanded our flow cytometry platform to additional markets. The total purchase price was $18,870, which was paid for with available cash on hand. The purchase price was allocated to net assets acquired of $811, identifiable intangible assets of $16,600, and net deferred tax assets of $10,001. Acquisition related costs for the three and nine months ended October 3, 2009 of $0 and $620, respectively, are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

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

For both of these acquisitions, the purchase price was allocated to net assets acquired and identifiable intangible assets based on their estimated fair values. These fair values were based on management’s estimates and assumptions. Intangible assets recorded as a result of these acquisitions are not deductible for tax purposes.

The results of the acquired operations (Guava and BioAnaLab) have been included in our condensed consolidated statements of operations since the acquisition date. Pro forma results of operations have not been presented because such information is not material to our condensed consolidated financial statements.

Serologicals Corporation

We committed to a plan of integration of certain Serologicals Corporation (“Serologicals”) activities when we acquired the company on July 14, 2006. The plan included closure of facilities, the abandonment or redeployment of equipment, and employee terminations and relocations. We recorded severance and relocation cost liabilities amounting to $6,675 and facility closure cost liabilities amounting to $5,877 with corresponding adjustments to goodwill. Amounts accrued for severance and relocation costs were paid in 2006, 2007 and 2008. At October 3, 2009, only accruals for facility closure costs amounting to $2,404 remained and are expected to be paid over the remaining lease term for certain idle facilities.

8	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

4.  GOODWILL

The following table presents changes in goodwill:

Balance at December 31, 2008	$1,004,694
Addition from BioAnaLab acquisition	6,975
Effect of foreign exchange rate changes	7,299
Balance at October 3, 2009	$1,018,968

5.  INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

October 3, 2009	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
Patented and unpatented technologies	$92,310	$(45,393)	$46,917	5 – 20 years
Trademarks and trade names	42,871	(21,247)	21,624	5 – 20 years
Customer relationships	412,781	(137,165)	275,616	10 – 18 years
Licenses and other	15,922	(8,810)	7,112	1 – 20 years
Total	$563,884	$(212,615)	$351,269

December 31, 2008
Patented and unpatented technologies	$79,029	$(38,743)	$40,286	5 – 20 years
Trademarks and trade names	41,749	(18,919)	22,830	5 – 20 years
Customer relationships	402,596	(102,171)	300,425	15 – 18 years
Licenses and other	13,065	(7,133)	5,932	1.5 – 20 years
Total	$536,439	$(166,966)	$369,473

Amortization expense for the nine months ended October 3, 2009 and September 27, 2008 was $44,042 and $48,502, respectively.

The estimated aggregate future amortization expense for intangible assets owned as of October 3, 2009 is as follows:

Remainder of 2009	$15,058
2010	55,179
2011	49,498
2012	43,581
2013	37,846
2014	32,112
Thereafter	117,995
Total	$351,269

MILLIPORE FORM 10-Q	9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

6.  BASIC AND DILUTED EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share “(EPS”):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008 (As adjusted)	October 3, 2009	September 27, 2008 (As adjusted)
Numerator:
Net income attributable to Millipore	$39,662	$37,800	$133,081	$106,497
Denominator:
Weighted average common shares outstanding for basic EPS	55,572	55,205	55,467	55,085
Dilutive effect of stock-based compensation awards	625	639	566	634
Weighted average common shares outstanding for diluted EPS	56,197	55,844	56,033	55,719
Earnings per share:
Basic	$0.71	$0.68	$2.40	$1.93
Diluted	$0.71	$0.68	$2.38	$1.91

Net income attributable to Millipore and earnings per share amounts for the three and nine months ended September 27, 2008 have been adjusted for changes in accounting described in Notes 1 and 9 of this Form 10-Q.

For the three months ended October 3, 2009 and September 27, 2008, outstanding stock options and restricted stock units amounting to 1,159 and 761, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. For the nine months ended October 3, 2009 and September 27, 2008, outstanding stock options and restricted stock units amounting to 1,289 and 731, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. Antidilutive options and restricted stock units could become dilutive in the future. Performance-based restricted stock units were excluded from the calculation of diluted earnings per share because they are considered contingently issuable shares and were excluded because targeted financial metrics were not achieved as of October 3, 2009. In addition, shares issuable for the conversion premium upon conversion of the 3.75% convertible senior notes were excluded from the calculation of diluted earnings per share as of October 3, 2009 and September 27, 2008, respectively, because our stock price had not exceeded the conversion price.

7.  INVENTORIES

Inventories, stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	October 3, 2009	December 31, 2008
Raw materials	$48,309	$46,699
Work in process	89,338	77,638
Finished goods	130,412	135,023
Total inventories	$268,059	$259,360

8.  PROPERTY, PLANT AND EQUIPMENT

Accumulated depreciation on property, plant and equipment was $394,520 at October 3, 2009 and $345,511 at December 31, 2008.

10	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

9.  DEBT

Short-term debt

Our short-term debt consisted of the following:

	October 3, 2009	December 31, 2008
Revolving credit facilities	$55,494	$–
Operating bank facilities	3,077	4,391
Total short-term debt	$58,571	$4,391

Revolving credit facilities with maturity dates within one year are classified as short-term debt. Our short-term revolving credit facilities are renewable for additional periods unless terminated by either Millipore or the banks.

Long-term debt

Our long-term debt consisted of the following:

	October 3, 2009	December 31, 2008 (As adjusted)
Revolving credit facility	$14,000	$215,271
3.75% convertible senior notes due 2026, net of discount	529,343	518,157
5.875% senior notes due 2016, net of discount	363,368	348,630
Total long-term debt	$906,711	$1,082,058

At October 3, 2009, we had a credit commitment under our primary revolving credit agreement (the “Revolver”) amounting to €465,000, or $677,645. At October 3, 2009, we had €455,393, or $663,645, available for borrowing under the Revolver. The Revolver expires in June 2011. At October 3, 2009, we were in compliance with all financial covenants under the Revolver.

As of October 3, 2009, our 3.75 percent convertible senior notes (the “Convertible Notes”) had a fair value of $585,481 and our 5.875 percent senior notes had a fair value of $346,109. Fair value was determined from available market prices using current interest rates, non-performance risk, and term to maturity.

The new accounting standard for convertible debt that may be settled in cash upon conversion changed the accounting for our Convertible Notes and the related deferred financing costs. Prior to the issuance of this accounting standard, we reported the Convertible Notes at their principal amount of $565,000 in long-term debt and capitalized deferred financing costs amounting to $13,361. Upon adoption of the new accounting standard as of January 1, 2009, we adjusted the accounting for the Convertible Notes and the related deferred financing costs for all prior periods since initial issuance of the debt, as described in Note 1. We determined that the estimated fair value of a similar debt instrument without the conversion feature was $483,747 at the time of issuance. The equity component, recorded as additional paid-in capital, was $50,377 as of the date of issuance, which represents the difference between the proceeds from issuance of the Convertible Notes and the fair value of the debt as of the date of issuance, net of deferred taxes of $30,876. The resulting $81,253 discount on the debt will be amortized through interest expense over the period from June 2006 through December 2011, which represents the expected life of the debt. Additionally, we reclassified $1,205 of the deferred financing costs to equity, net of deferred taxes of $738, as equity issuance costs, which will not be amortized to the statement of operations. The cumulative effect of the change reduced January 1, 2008 retained earnings by $12,682.

MILLIPORE FORM 10-Q	11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

The December 31, 2008 condensed consolidated balance sheet and the statement of operations for the three and nine months ended September 27, 2008 have been adjusted for the change in accounting principle as follows:

	As Previously Reported	Adjustments	As Adjusted
Consolidated Balance Sheet:
December 31, 2008
Deferred tax assets – non-current	$28,445	$(17,519)	$10,926
Other assets – non-current	$19,185	$(1,030)	$18,155
Long-term debt	$1,128,901	$(46,843)	$1,082,058
Additional paid-in capital	$297,257	$49,172	$346,429
Retained earnings	$988,235	$(20,878)	$967,357
Condensed Consolidated Statement of Operations:
Three months ended September 27, 2008
Interest expense	$(13,899)	$(3,460)	$(17,359)
Provision for income taxes	$5,710	$(1,587)	$4,123
Net income attributable to Millipore	$39,673	$(1,873)	$37,800
Earnings per share:
Basic	$0.72	$(0.04)	$0.68
Diluted	$0.71	$(0.03)	$0.68
Condensed Consolidated Statement of Operations:
Nine months ended September 27, 2008
Interest expense	$(43,642)	$(10,183)	$(53,825)
Provision for income taxes	$28,494	$(4,150)	$24,344
Net income attributable to Millipore	$112,530	$(6,033)	$106,497
Earnings per share:
Basic	$2.04	$(0.11)	$1.93
Diluted	$2.02	$(0.11)	$1.91

Upon conversion, the Convertible Notes will be converted into cash for the principal amount and shares of our common stock for the conversion premium, if any, based on initial conversion rate of 11.0485 shares per $1 principal amount (which represents an initial conversion price of approximately $90.51 per share), subject to adjustments.

The following table sets forth balance sheet information regarding the Convertible Notes:

	October 3, 2009	December 31, 2008
Principal value of the liability component	$565,000	$565,000
Unamortized value of the liability component	35,657	46,843
Net carrying value of the liability component	$529,343	$518,157

Interest expense on the Convertible Notes is recognized based on an effective interest rate of 6.94 percent. This rate represents the contractual coupon interest and the discount amortization as shown below:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Interest expense – coupon	$5,297	$5,297	$15,891	$15,891
Interest expense – debt discount amortization	$3,800	$3,548	$11,186	$10,448

12	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

10.  INCOME TAXES

Our effective tax rate was 18 and 20 percent for the three and nine months ended October 3, 2009, respectively, versus 10 and 18 percent for the prior year comparable periods. During the three months ended October 3, 2009, we recorded $2,673 of previously unrecognized tax benefits as a result of statute of limitations closures. During the nine months ended October 3, 2009, we also recognized $1,136 tax benefit associated with our research and development (“R&D”) credits as a result of a change in U.S. tax laws in February 2009 and recorded an $8,542 non-taxable gain on Guava acquisition. Adjusting for the non-taxable gain on Guava acquisition, our effective tax rate was 21 percent for the nine months ended October 3, 2009.

Over the next 12 months, we may need to record approximately $3,800 of previously unrecognized tax benefits in the event of statute of limitations closures.

11.  EMPLOYEE BENEFIT PLANS

Our net periodic pension and post-retirement benefit costs were as follows:

	U.S. Pension Benefits		U.S. Postretirement Benefits		Foreign Retirement Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Service cost	$39	$12	$1	$57	$691	$695
Interest cost	1,109	1,082	39	76	476	496
Expected return on plan assets	(921)	(997)	–	–	(321)	(434)
Amortization of prior service benefit	–	–	(114)	(93)	–	–
Amortization of net loss/(gain)	268	265	(36)	(38)	(13)	(29)
Net periodic benefit cost/(income)	$495	$362	$(110)	$2	$833	$728

	U.S. Pension Benefits		U.S. Postretirement Benefits		Foreign Retirement Benefits
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Service cost	$117	$38	$3	$385	$2,003	$2,108
Interest cost	3,327	3,246	117	332	1,361	1,481
Expected return on plan assets	(2,763)	(2,993)	–	–	(911)	(1,322)
Amortization of prior service benefit	–	–	(342)	(191)	–	–
Amortization of net loss/(gain)	804	795	(108)	(86)	(40)	(67)
Net periodic benefit cost/(income)	$1,485	$1,086	$(330)	$440	$2,413	$2,200

In August 2008, we made a number of amendments to our U.S. postretirement benefit plan effective January 1, 2009. These amendments included the elimination of dental and life insurance benefits, medical benefit cost sharing changes for retirees aged less than 65 years, and the elimination of medical coverage for employees who retire after December 31, 2010. We recorded a curtailment gain of $2,733 in selling, general and administrative expenses in the statement of operations for the three months ended September 27, 2008 as a result of these amendments.

MILLIPORE FORM 10-Q	13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

We expect to contribute at least $6,740 to the U.S. pension plan, $369 to the U.S. postretirement benefit plan and $2,000 to the foreign retirement plans in 2009. As of October 3, 2009, we made contributions of $6,740, $291, and $1,031 to the U.S. pension plan, the U.S. postretirement benefit plan and the foreign retirement plans, respectively.

12.  EQUITY AND COMPREHENSIVE INCOME

The following table presents a summary of the changes in equity for the nine months ended October 3, 2009 and September 27, 2008.

	Nine Months Ended October 3, 2009			Nine Months Ended September 27, 2008 (as adjusted)
	Millipore Shareholders’ Equity	Noncontrolling Interest	Total Equity	Millipore Shareholders’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$1,305,969	$6,326	$1,312,295	$1,173,058	$6,243	$1,179,301
Stock plan activities	5,822	–	5,822	14,120	–	14,120
Stock based compensation expense	19,881	–	19,881	16,916	–	16,916
Adoption of measurement date provision regarding pension and postretirement benefits	–	–	–	(124)	–	(124)
Dividends paid to noncontrolling interest	–	(2,104)	(2,104)	–	(1,738)	(1,738)
Comprehensive income	154,188	2,444	156,632	95,554	1,754	97,308
Equity, end of period	$1,485,860	$6,666	$1,492,526	$1,299,524	$6,259	$1,305,783

The following tables present the components of comprehensive income, net of taxes.

	Three Months Ended October 3, 2009			Three Months Ended September 27, 2008 (as adjusted)
	Millipore Shareholders’ Equity	Noncontrolling Interest	Total	Millipore Shareholders’ Equity	Noncontrolling Interest	Total
Net income	$39,662	$538	$40,200	$37,800	$706	$38,506
Net foreign currency translation adjustments, net of tax	10,459	22	10,481	(6,056)	(510)	(6,566)
Net change in fair value of cash flow hedges, net of tax	(9,809)	–	(9,809)	(253)	–	(253)
Net realized (loss) gain on cash flow hedges, net of tax	(972)	–	(972)	203	–	203
Net realized loss (gain) on cash flow hedges reclassified to earnings, net of tax	793	–	793	(80)	–	(80)
Net changes in additional pension liability adjustments, net of tax	21	–	21	1,698	–	1,698
Total comprehensive income	$40,154	$560	$40,714	$33,312	$196	$33,508

14	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

	Nine Months Ended October 3, 2009			Nine Months Ended September 27, 2008 (as adjusted)
	Millipore Shareholders’ Equity	Noncontrolling Interest	Total	Millipore Shareholders’ Equity	Noncontrolling Interest	Total
Net income	$133,081	$2,279	$135,360	$106,497	$2,836	$109,333
Net foreign currency translation adjustments, net of tax	29,151	165	29,316	(11,788)	(1,082)	(12,870)
Net change in fair value of cash flow hedges, net of tax	(8,207)	–	(8,207)	253	–	253
Net realized loss on cash flow hedges, net of tax	(1,027)	–	(1,027)	(797)	–	(797)
Net realized loss on cash flow hedges reclassified to earnings, net of tax	941	–	941	892	–	892
Net changes in additional pension liability adjustments, net of tax	249	–	249	497	–	497
Total comprehensive income	$154,188	$2,444	$156,632	$95,554	$1,754	$97,308

13.  DERIVATIVE INSTRUMENTS AND HEDGING

Our earnings and cash flows are subject to fluctuations caused by changes in foreign currency exchange rates and interest rates. We enter into certain derivative financial instruments, when available on a cost-effective basis, to hedge our underlying foreign currency exchange rate and interest rate exposures. These instruments are managed on a consolidated basis to take advantage of natural offsets and to minimize our net exposures. Derivative financial instruments are not used for speculative purposes.

All derivatives are recognized on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives are recognized in earnings or other comprehensive income (“OCI”) depending on whether the derivative instrument qualifies for hedge accounting. Changes in the fair value of a derivative that is designated and highly effective as a cash flow hedge are recorded in OCI until earnings are affected by the hedged item. Changes in the fair value of derivatives and financial instruments used to hedge our net investments in foreign operations are included as translation adjustments in OCI. Changes in the fair value of derivatives not qualifying for hedge accounting, and the ineffective portion of derivative instruments designated as cash flow hedges, are recorded in current earnings. We formally assess, both at the inception of the hedge and on an ongoing basis, whether the transaction being hedged is probable of occurring and whether the derivatives are highly effective in offsetting changes in the cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively. Cash flows from derivative financial instruments that are designated as hedges are classified within the same category as the item being hedged on the condensed consolidated statement of cash flows. Cash flows from derivatives that are not designated as hedges are included in cash flows from investing activities when the timing of the cash flows are not similar to the hedged transactions.

Cash Flow Hedges

We utilize foreign currency forward exchange contracts to hedge anticipated intercompany sales transactions in certain foreign currencies and designate these derivative instruments as cash flow hedges when appropriate. We enter into forward exchange contracts that match the currency, timing, and notional amount of the underlying forecasted transactions. Therefore, no ineffectiveness resulted, or was recorded, through the consolidated statement of operations in any of the periods

MILLIPORE FORM 10-Q	15

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

presented. Our forward exchange contracts are primarily short term in nature with maximum contract durations of fifteen months. The net gain or loss from these cash flow hedges reported in accumulated OCI will be reclassified to earnings and recorded in revenues in our consolidated statement of operations when the related inventory is sold to third-party customers. The amounts ultimately recognized will vary based on fluctuations of the hedged currencies through the contract maturity dates. At October 3, 2009, these forward exchange contracts had aggregate U.S. dollar equivalent notional amounts of $177,727. At October 3, 2009, we had $396 net realized loss in accumulated OCI that will be recognized in net revenues in the next three months.

In August 2009, we entered into forward starting interest rate swap agreements with an aggregate notional amount of $300 million. The purpose of these swaps is to hedge interest rate exposures related to an anticipated fixed-rate debt financing in December 2011 with a term of at least 10 years. The net gain or loss from these cash flow hedges reported in accumulated OCI will be recognized in earnings as an adjustment to interest expense in our consolidated statement of operations in the same period when the hedged interest payments are recorded in our statement of operations. At maturity, cash flows related to these interest rate swap agreements will be classified as cash flows from operating activities in our consolidated statement of cash flows. At October 3, 2009, the fair value of these interest rate swap agreements was a loss of $11,414, which was recognized in accumulated OCI.

Net Investment Hedge

We designated our 5.875 percent senior notes, which are denominated in Euro, as a hedge of the foreign currency exposures of our net investment in certain foreign operations. Foreign exchange gains or losses on the hedge, which are caused by the remeasurement of the Euro debt to U.S. dollar, are recorded in OCI as a component of cumulative translation adjustment. At October 3, 2009, the cumulative net loss on these senior notes included in accumulated OCI was $50,545.

Embedded Derivatives

The contingent interest feature of the Convertible Notes represents an embedded derivative that requires separate recognition at fair value apart from the Convertible Notes. As a result, we are required to separate the value of this feature from the Convertible Notes and record a liability on the condensed consolidated balance sheet. As of October 3, 2009, the contingent interest feature had a nominal fair value.

Other Derivatives

In addition to cash flow hedges and the net investment hedge, we also enter into foreign currency forward exchange contracts to mitigate the impact of foreign exchange risk related to foreign currency denominated intercompany and external debt, and foreign currency receivable and payable balances. Both realized and unrealized gains and losses resulting from changes in the fair value of these derivative instruments are recorded through current earnings because we do not designate these forward exchange contracts as hedges. The aggregate U.S. dollar equivalent notional amount of these forward exchange contracts was $200,968 at October 3, 2009. Cash paid or received upon settlement of these forward exchange contracts is included in operating activities in the condensed consolidated statements of cash flows.

16	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

Fair values of derivative instruments at October 3, 2009 are summarized in the following table:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedges – foreign exchange contracts	Other current assets	$1,757	Accrued expenses	$7,779
Cash flow hedges – interest rate swap	Other current assets	–	Accrued expenses	11,414
Foreign exchange contracts not designated as hedges	Other current assets	489	Accrued expenses	2,362
Total derivatives		$2,246		$21,555

Amounts in the table above represent gross unrealized gains and losses and do not reflect the actual recorded values because gains and losses offset in certain cases. Actual unrealized gains included in other current assets were $749 for cash flow hedges and $76 for derivatives not qualifying for hedge accounting. Actual unrealized losses included in accrued expenses were $6,771 for foreign exchange contracts designated as cash flow hedges and $1,949 for foreign exchange contracts not qualifying for hedge accounting.

The effect of derivative instruments that were designated as hedges on our condensed consolidated financial statements for the three and nine months ended October 3, 2009 is summarized below:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Statement of Operations Location (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Statement of Operations Location (Ineffective Portion)	Amount of Gain (Loss) Recorded (Ineffective Portion)
Three months ended October 3, 2009
Cash flow hedges:
Foreign exchange contracts	$(6,004)	Revenues	$(1,263)	Selling, general and administrative expenses	$–
Interest rate swaps	(11,414)	Interest expense	–	Selling, general and administrative expenses	–
Net investment hedge	(15,017)	–	–	–	–
Total	$(32,435)		$(1,263)		$–
Nine months ended October 3, 2009
Cash flow hedges:
Foreign exchange contracts	$(3,819)	Revenues	$(1,178)	Selling, general and administrative expenses	$–
Interest rate swaps	(11,414)	Interest expense	–	Selling, general and administrative expenses	–
Net investment hedge	(14,675)	–	–	–	–
Total	$(29,908)		$(1,178)		$–

MILLIPORE FORM 10-Q	17

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

The effect of derivative instruments not designated as hedges on our condensed consolidated financial statements for the three and nine months ended October 3, 2009 is as follows:

	Statement of Operations Location	Amount of Gain (Loss) Recorded
Three months ended October 3, 2009
Foreign exchange contracts	Selling, general and administrative expenses	$(4,643)
Nine months ended October 3, 2009
Foreign exchange contracts	Selling, general and administrative expenses	$7,210

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	October 3, 2009
	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents	$–	$164,398	$–	$164,398
Derivatives	$–	$825	$–	$825
Marketable securities[1]	$1,068	$–	$–	$1,068
Liabilities
Derivatives	$–	$20,134	$–	$20,134
Deferred compensation[2]	$8,336	$–	$–	$8,336

	December 31, 2008
	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents	$–	$99,438	$–	$99,438
Derivatives	$–	$5,566	$–	$5,566
Marketable securities¹	$912	$–	$–	$912
Liabilities
Derivatives	$–	$4,754	$–	$4,754
Deferred compensation²	$6,092	$–	$–	$6,092

1	Relates to investments in marketable securities associated with certain of our non-qualified deferred compensation plans, which are included in Other assets.
2	Relates to our obligations to pay benefits under certain of our non-qualified deferred compensation plans and supplemental savings plan for senior executives, which are included in Other liabilities.

Disclosures for assets and liabilities that are measured at fair value, but are not recognized and disclosed at fair value on a recurring basis, were required prospectively beginning January 1, 2009. During the nine months ended October 3, 2009, such measurements of fair value primarily related to the assets and liabilities acquired in connection with the acquisition of Guava and BioAnaLab and accrued expenses related to the closure of certain facilities. The net acquired identifiable tangible and intangible assets and liabilities that were measured at fair value totaled approximately $24,655. Acquisition assets and liabilities were valued using the income and market valuation approaches. Inputs to the valuations included management’s cash flow projections and observable inputs such as interest rates, cost of capital, and market comparable royalty rates.

Lease termination accruals were valued using the income valuation approach. Inputs to the valuations included management’s assumptions regarding sublease income as well as observable inputs such as rent obligations and interest rates.

The following table provides information by level for assets and liabilities that were measured at fair value on a nonrecurring basis during the nine months ended October 3, 2009:

	October 3, 2009
	Level 1	Level 2	Level 3
Acquisition assets, net	$–	$–	$24,655
Lease termination closure accruals	$–	$–	$(1,342)

MILLIPORE FORM 10-Q	19

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

15.  COSTS ASSOCIATED WITH EXIT ACTIVITIES

On September 10, 2008, we took actions to optimize the performance of our global supply chain and reduce our cost structure to improve operational efficiency. These actions were partly in response to market conditions that caused revenue declines in our Bioprocess Division at that time. These actions were also part of our long term strategy to further improve the efficiency of our global supply chain, primarily through consolidation of our manufacturing locations. In total, we expect to incur charges of approximately $29 million related to these activities. This is comprised of employee separation and retention costs amounting to $13 million, lease termination costs at the date we cease to use affected facilities amounting to $3 million, other charges consisting principally of consulting and facility transition costs amounting to $8 million, and non-cash charges for accelerated depreciation amounting to $5 million. We expect to complete these activities by the end of 2010.

The following table summarizes expected, incurred, and remaining costs associated with these actions as of October 3, 2009:

	Severance and Retention Costs	Facility Exit and Lease Termination Costs	Accelerated Depreciation	Other Costs	Total
Expected costs	$12,593	$3,174	$5,367	$8,437	$29,571
Costs incurred in 2008	(5,656)	–	(911)	(2,372)	(8,939)
Costs incurred in the nine months ended October 3, 2009	(2,167)	(1,484)	(1,722)	(4,907)	(10,280)
Remaining costs at October 3, 2009	$4,770	$1,690	$2,734	$1,158	$10,352

The following table summarizes the accrual balances and utilization by cost type associated with these actions at October 3, 2009:

	Severance and Retention Costs	Facility Exit and Lease Termination Costs	Accelerated Depreciation	Other Costs	Total
Balance at December 31, 2008	$4,672	$–	$–	$–	$4,672
Expense	2,167	1,484	1,722	4,907	10,280
Payments/utilization	(2,998)	(257)	(1,722)	(4,907)	(9,884)
Foreign currency translation	166	41	–	–	207
Balance at October 3, 2009	$4,007	$1,268	$–	$–	$5,275

During the three months ended October 3, 2009, we recorded costs associated with these exit activities in our condensed consolidated statement of operations of $1,958, $112, and $0 in cost of revenues; selling, general and administrative expenses; and research and development expenses, respectively. During the nine months ended October 3, 2009, we recorded costs associated with these exit activities in our condensed consolidated statement of operations of $9,639, $547, and $94 in cost of revenues, selling, general and administrative expenses and research and development expenses, respectively.

16.  NONCONTROLLING INTEREST

We have an equity investment in an India joint venture (the “India JV”) which is the primary distribution channel for our products into the Indian market. The India JV is considered a variable interest entity. We are the primary beneficiary, and

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

The India JV contributed less than 2 percent of our consolidated revenues in the three and nine months ended October 3, 2009. Assets and liabilities of the India JV appearing in our condensed consolidated balance sheet as of October 3, 2009 consisted of the following:

Current assets	$10,876
Non-current assets	3,033
Total assets	$13,909

Current liabilities	$3,417
Non-current liabilities	56
Total liabilities	$3,473

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

18.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance amending the disclosure requirements of post retirement plan assets. The amendments require additional disclosures about postretirement benefit plan assets including: description of how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009. We are currently evaluating the disclosure implications of this guidance.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment eliminates the concept of qualifying special purpose entities for accounting purposes. This amendment limits the circumstances in which a financial asset, or a component of a financial asset, should be derecognized when the entire asset is not transferred, and establishes specific conditions for reporting the transfer of a portion of a financial asset as a sale. This amendment also requires enhanced disclosures about the transfer of financial assets and the transferor’s continuing involvement with transferred financial assets. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009 and interim periods within those years. We are currently evaluating the effects that this amendment may have on our consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”) and the evaluation of when consolidation of a VIE is required. This amends the guidance

MILLIPORE FORM 10-Q	21

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

for determining whether an entity is a VIE and establishes an additional reconsideration event for assessing whether an entity is, or continues to be, a VIE. The amendment modifies the requirements for determining whether an entity is the primary beneficiary of a VIE and requires ongoing reassessments of whether an entity is the primary beneficiary. This amendment also enhances the disclosure requirements about an entity’s involvement with a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009 and interim periods within those years. We are currently evaluating the effects that this amendment may have on our consolidated financial statements.

In October 2009, the Emerging Issues Task Force (“the EITF”) reached consensus on an amendment to the accounting and disclosure requirements for revenue arrangements with multiple deliverables. The amendment eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. When applying the relative selling price allocation method, the selling price for each of the deliverables shall be determined using vendor-specific objective evidence (“VSOE”), if it exists, otherwise third-party evidence (“TPE”). If neither VSOE nor TPE exists, the amendment allows a vendor to use their best estimate of selling price. This amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, this amendment may be applied retrospectively to all periods presented. Earlier application is permitted as of the beginning of an entity’s fiscal year. We are currently evaluating the effects that this amendment may have on our consolidated financial statements.

22	MILLIPORE FORM 10-Q

PART I

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008. Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The third fiscal quarters of 2009 and 2008 ended on October 3, 2009 and September 27, 2008, respectively.

The year-over-year comparisons of our operating results for the nine months ended October 3, 2009 reflected the favorable effect of having 94 days in our first quarter ended April 4, 2009 versus 89 days in the first quarter ended March 29, 2008. The effect cannot be precisely quantified in either dollar or percentage terms and average daily revenues and related costs are not meaningful measures of our operating results. The positive impact of these extra days will be offset in the fourth quarter when we will have six fewer days in the quarter this year compared to last year.

Effective January 1, 2009, we adopted new accounting standards for noncontrolling interests and convertible debt that may be settled in cash upon conversion. These changes in accounting rules required retrospective adjustments to prior period financial statements to conform with current accounting treatment.

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

We have two operating divisions. Our Bioscience Division provides products and technologies that improve laboratory productivity and work flows for life science research. Our Bioprocess Division helps pharmaceutical and biotechnology companies develop their manufacturing processes, optimize their manufacturing productivity, and ensure the quality of their drugs.

We provide a wide range of products and services to a variety of customers around the world. We do not rely on any single business, market or economy, and the breadth of our products and services allows us to target growth on a number of dimensions.

The following table sets forth revenues derived from the Bioprocess and Bioscience divisions as a percentage of our total revenues.

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Bioprocess	57%	56%	56%	55%
Bioscience	43%	44%	44%	45%
Total	100%	100%	100%	100%

MILLIPORE FORM 10-Q	23

PART I

The composition of our geographic revenues is as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Americas	40%	41%	41%	38%
Europe	41%	42%	40%	44%
Asia/Pacific	19%	17%	19%	18%
Total	100%	100%	100%	100%

The following tables set forth reported and organic revenue growth rates by division compared with the prior year.

	Bioprocess		Bioscience		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Reported growth	6%	5%	2%	8%	4%	6%
Deduct/(add):
Foreign currency translation	(2)%	5%	(2)%	4%	(3)%	4%
Acquisitions	–	–	–	–	–	–
Organic growth	8%	–	4%	4%	7%	2%

	Bioprocess		Bioscience		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Reported growth	4%	2%	(1)%	13%	2%	7%
Deduct/(add):
Foreign currency translation	(5)%	6%	(6)%	7%	(6)%	7%
Acquisitions	–	–	2%	–	1%	–
Organic growth	9%	(4)%	3%	6%	7%	–

Consolidated revenues of $411.9 million for the three months ended October 3, 2009 increased $16.9 million, or 4 percent, versus the prior year comparable period. The revenue increase included an unfavorable foreign currency translation effect of 3 percentage points. Adjusting for this item, our consolidated revenues for the three months ended October 3, 2009 grew 7 percent versus the prior year comparable period. Changes in product pricing had a slightly positive effect on the year-over-year comparison.

The revenue growth was primarily attributable to higher spending levels this year by our Bioprocess Division’s large biotechnology customers whose purchases of our products were more aligned with their manufacturing campaigns than last year. Strong demand for our products used to manufacture the H1N1 flu vaccine also contributed to our Bioprocess revenue growth. The Bioscience Division revenue growth was primarily attributable to higher sales of protein research products and increased demand for our laboratory water consumables and services and multiplex immunoassay products. Revenue growth in the Bioscience Division continued to be affected by weak spending from our large pharmaceutical customers as they rationalize their drug pipelines, reassess their research priorities, and focus on integrating acquisitions. Weakness in the global economy continued to lower demand for our laboratory instrumentation products.

24	MILLIPORE FORM 10-Q

PART I

Our year-over-year revenue growth during the current economic environment reflects the resiliency of our business model. Approximately ninety percent of our revenues are derived from consumable products and services, which are less affected by the contraction of our customers’ capital spending. Our business is well diversified across end-markets, product lines, and geographies. This diversity provides us important balance and flexibility in managing our business, especially during these challenging times.

Operating profit for the three months ended October 3, 2009 of $63.1 million increased $3.4 million, or 6 percent, versus the prior year comparable period. Operating profit as a percent of revenues was 15 percent in both periods. The favorable effects of foreign currency translation and product pricing were offset by increased incentive compensation costs and investments in research and development.

Diluted earnings per share (“EPS”) of $0.71 in the three months ended October 3, 2009 increased $0.03 from the prior year comparable period largely because of higher operating profit. The positive effect of interest expense attributable to debt repayment was offset by a higher income tax provision caused by a higher proportion of current year pre-tax income in the United States.

We generated $286.9 million of operating cash flows for the nine months ended October 3, 2009, which was an increase of $98.0 million, or 52 percent, versus the prior year comparable period. Operating cash flow generation benefited both from improved operating leverage and working capital management. Through our working capital initiatives, we improved payment terms with customers and suppliers, enhanced our customer collection and supplier payment processes, and are meeting customers’ delivery expectations while carrying less inventory. Each of these factors contributed to the higher operating cash flow levels generated in 2009, which enables us to invest more in marketing programs and research and development activities, invest in new businesses, and continue to pay down our debt.

On August 7, 2009, we acquired BioAnaLab Limited (“BioAnaLab”), a European-based services provider that specializes in the analysis of biologic drugs and vaccines. The acquisition enables us to expand our biopharmaceutical services business into Europe. The total purchase price was $13.0 million.

Results of Operations

REVENUES

The following table sets forth revenues and percent of revenue growth by division compared with the prior year.

	Three Months Ended			Nine Months Ended
($ in millions):	October 3, 2009	September 27, 2008	Growth	October 3, 2009	September 27, 2008	Growth
Bioprocess	$233.9	$220.9	6%	$693.8	$667.3	4%
Bioscience	178.0	174.1	2%	534.6	538.1	(1)%
Total	$411.9	$395.0	4%	$1,228.4	$1,205.4	2%

Bioprocess Division

Bioprocess revenues of $233.9 million for the three months ended October 3, 2009 increased $13.0 million, or 6 percent, versus the prior year comparable period. Foreign currency translation had a 2 percentage points adverse effect on the year-over-year growth. Adjusting for this item, Bioprocess revenues increased 8 percent in the three months ended October 3, 2009.

MILLIPORE FORM 10-Q	25

PART I

The revenue growth was primarily attributable to higher sales of our downstream bioprocessing products used in biopharmaceutical manufacturing. This was the result of higher spending levels by our large biotechnology customers. Our large biotechnology customers’ spending levels in the prior year comparable period were adversely affected by a reduction in their rate of monoclonal antibody production as a result of their evaluation of market demand for their products, and their efforts to lower their costs and to improve their working capital positions. Additionally, Bioprocess revenues increased from sales of products used in the H1N1 flu vaccine production, which we expect to continue through the remainder of 2009. To a lesser extent, the Bioprocess revenue increase was the result of continued growth in process monitoring tools products. Demand is increasing for our on-site testing products as drug companies collect and test more samples to monitor contamination earlier in the drug manufacturing process. Partially offsetting these increases was a decline in our upstream bioprocessing products resulting from lower than expected end market demand.

Bioprocess revenues of $693.8 million for the nine months ended October 3, 2009 increased $26.5 million, or 4 percent, versus the prior year comparable period. The increase included an unfavorable foreign currency translation effect of 5 percentage points. Adjusting for this item, Bioprocess revenues increased 9 percent in the nine months ended October 3, 2009. This was primarily the result of higher spending levels by our large North American biotechnology customers. Bioprocess revenues also increased because of sales of products used in vaccine production and strong growth in China and Singapore.

Bioscience Division

Bioscience revenues of $178.0 million for the three months ended October 3, 2009 increased $3.9 million, or 2 percent, versus the prior year comparable period. The increase included an unfavorable foreign currency translation effect of 2 percentage points. Adjusting for this item, Bioscience revenues for the three months ended October 3, 2009 grew 4 percent versus the prior year comparable period.

The revenue growth was primarily attributable to higher sales of protein research products, multiplex immunoassay products, and laboratory water consumables and services. Revenue growth in the Bioscience Division continued to be affected by weak spending by our large pharmaceutical customers as they rationalize their drug pipelines, reassess their research priorities, and focus on integrating acquisitions. Weakness in the global economy continued to lower demand for our laboratory instrumentation products. We expect these trends to continue until economic conditions improve, at least through the remainder of the year.

Bioscience revenues of $534.6 million for the nine months ended October 3, 2009 decreased $3.5 million, or 1 percent, versus the prior year comparable period. The decrease included an unfavorable foreign currency translation effect of 6 percentage points and a 2 percentage points favorable effect from the Guava acquisition. Adjusting for these items, Bioscience revenues for the nine months ended October 3, 2009 grew 3 percent versus the prior year comparable period. Similar business dynamics affecting our revenue growth in the three months ended October 3, 2009 also affected the nine-month period.

26	MILLIPORE FORM 10-Q

PART I

REVENUES BY GEOGRAPHY

The following table sets forth revenues and the percent of revenue growth by geography compared with the prior year.

	Three Months Ended			Nine Months Ended
($ in millions):	October 3, 2009	September 27, 2008	Growth	October 3, 2009	September 27, 2008	Growth
Americas	$165.6	$159.9	4%	$499.5	$459.5	9%
Europe	166.9	166.7	–	493.2	527.3	(6)%
Asia/Pacific	79.4	68.4	16%	235.7	218.6	8%
Total	$411.9	$395.0	4%	$1,228.4	$1,205.4	2%

The following tables set forth reported and organic revenue growth rates by geography compared with the prior year.

	Americas		Europe		Asia/Pacific
	Three Months Ended		Three Months Ended		Three Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Reported growth	4%	6%	–	6%	16%	10%
Deduct/(add):
Foreign currency translation	(2)%	1%	(6)%	8%	6%	7%
Organic growth	6%	5%	6%	(2)%	10%	3%

	Americas		Europe		Asia/Pacific
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Reported growth	9%	(5)%	(6)%	16%	8%	16%
Deduct/(add):
Foreign currency translation	(1)%	1%	(12)%	12%	2%	10%
Acquisition	1%	–	1%	–	1%	–
Organic growth	9%	(6)%	5%	4%	5%	6%

From a geographic perspective, revenues increased $5.7 million in the Americas, remained flat in Europe, and increased $11.0 million in Asia/Pacific during the three months ended October 3, 2009 versus the prior year comparable period. Excluding the effects of foreign currency translation, revenues increased 6 percent in the Americas, increased 6 percent in Europe, and increased 10 percent in Asia/Pacific. The increase in the Americas was primarily the result of higher spending by our large biotechnology customers in North America and incremental revenues from protein research products. The increase in Europe was primarily driven by a significant increase in sales of our products used in the H1N1 flu vaccine production and stronger overall demand from our large biotechnology customers this year. In the comparable period last year, some of these customers delayed their expansion plans and reduced their inventory purchases in response to a slower economy in the region. The increase in Asia/Pacific was primarily driven by revenue growth in our downstream bioprocessing products as a result of successful market penetration in China and continued biotechnology investments in Singapore.

During the nine months ended October 3, 2009, revenues increased $40.0 million in the Americas, decreased $34.1 million in Europe, and increased $17.1 million in Asia/Pacific versus the prior year comparable period. Excluding the effects of foreign currency translation and the Guava acquisition, revenues increased 9 percent in the Americas, 5 percent in Europe,

MILLIPORE FORM 10-Q	27

PART I

and 5 percent in Asia/Pacific. The increase in the Americas was primarily the result of increased spending this year by our large biotechnology customers in North America. The increase in Europe was primarily driven by sales of our downstream bioprocessing and process monitoring products attributable to higher levels of flu vaccine production and the higher demand for our on-site testing products. Protein research products and laboratory water consumable products and services also contributed to the year over year growth. The increase in Asia/Pacific was primarily driven by sales of our downstream bioprocessing and process monitoring tools, which was offset by weak economic conditions in Japan and India and the timing of non-recurring capital investments by certain customers in the region last year. We continued to experience strong revenue growth in China and Singapore.

GROSS PROFIT MARGIN

	Three Months Ended		Nine Months Ended
($ in millions):	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Gross profit	$223.6	$209.2	$675.9	$647.5
Gross profit margin	54%	53%	55%	54%

Gross profit increased $14.4 million, or 7 percent, and increased $28.4 million, or 4 percent, in the three and nine months ended October 3, 2009, respectively, versus the prior year comparable periods. Gross profit margin improved from 53 percent of revenues for the three months ended September 27, 2008 to 54 percent of revenues this year. The primary drivers of the increase in gross profit margin were lower costs associated with our global supply chain initiatives, favorable foreign currency translation, and a favorable price impact. These effects were offset by an unfavorable product mix in our Bioprocess Division. The Bioprocess product mix reflected increased sales of lower margin chromatography media and hardware products and reduced sales of higher margin cell culture supplement products. Costs associated with our global supply chain initiatives decreased $3.6 million this year from the comparable period last year. Amortization of acquired intangible assets was $2.1 million and $2.4 million in the three months ended October 3, 2009 and September 27, 2008, respectively.

Gross profit margin improved from 54 percent of revenues for the nine months ended September 27, 2008 to 55 percent of revenues this year. The primary drivers of the increase in gross profit margin were favorable foreign currency translation, a favorable price impact, and operational improvements. These factors were partially offset by an unfavorable Bioprocess Division product mix; higher incentive compensation costs; acquisition inventory fair market value adjustments; lower manufacturing volumes and inventory write-downs that were partially the result of our focus on working capital reduction. Amortization of acquired intangible assets was $6.1 million and $7.1 million in the nine months ended October 3, 2009 and September 27, 2008, respectively.

In September 2008, we announced the second phase of our global supply chain initiative, which is part of our long term strategy to further improve the efficiency of our global supply chain. Including charges associated with this second phase, we expect to incur approximately $12 million of additional costs related to our global supply chain initiatives in 2009. We incurred charges associated with our global supply chain initiatives of $2.2 million and $10.5 million for the three and nine months ended October 3, 2009, respectively. We incurred charges associated with our global supply chain initiatives of $5.8 million, and $9.7 million, for the three and nine months ended September 27, 2008, respectively.

28	MILLIPORE FORM 10-Q

PART I

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions):	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Selling, general and administrative expenses	$131.2	$124.0	$388.7	$384.0
Percentage of revenues	32%	31%	32%	32%

Selling, general and administrative (“SG&A”) expenses increased $7.2 million, or 6 percent, and $4.7 million, or 1 percent, in the three and nine months ended October 3, 2009, respectively, versus the prior year comparable periods. Excluding the effect of foreign currency translation, SG&A expenses increased $9.7 million, or 8 percent, and $21.8 million, or 6 percent, in the three and nine months ended October 3, 2009, respectively, versus the prior year comparable periods. For both periods, the primary drivers of the increased SG&A expenses were increased incentive compensation; higher stock-based compensation; the inclusion of acquisition and related integration costs this year; and the recognition of a curtailment gain of $2.7 million related to our post-retirement benefit plan in the prior year comparable period. These increases were partially offset by lower amortization expense. Amortization expense related to acquired intangible assets was $12.4 million and $36.6 million, in the three and nine months ended October 3, 2009, respectively, versus $13.5 million and $40.4 million in the prior year comparable periods. We expect 2009 full year amortization of intangible assets affecting SG&A to be approximately $49 million compared with $53.7 million in 2008.

RESEARCH AND DEVELOPMENT EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions):	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Research and development expenses	$29.3	$25.4	$83.7	$76.6
Percentage of revenues	7%	6%	7%	6%

Research and development (“R&D”) expenses increased $3.9 million, or 15 percent, and $7.1 million, or 9 percent, for the three and nine months ended October 3, 2009, respectively, versus the prior year comparable periods. Excluding the effect of foreign currency translation, R&D expenses increased $4.3 million, or 17 percent, and $9.3 million, or 12 percent, in the three and nine months ended October 3, 2009, respectively, versus the prior year comparable periods. For both periods, the increases were primarily the result of increased incentive compensation expense, the timing of project spending, strategic investments and payments to third-party technology partners to support innovation, and the inclusion this year of Guava R&D expenses. Our strategy is to enhance our internal R&D capabilities through investments in technology collaborations and license arrangements that will help us to develop innovative new products and capture greater value for our customers.

INTEREST INCOME/EXPENSE

	Three Months Ended		Nine Months Ended
($ in millions):	October 3, 2009	September 27, 2008 (As adjusted)	October 3, 2009	September 27, 2008 (As adjusted)
Interest income	$0.2	$0.2	$0.6	$0.6
Interest expense	$14.5	$17.4	$43.6	$53.8
Average interest rate during the period	6.0%	6.1%	5.7%	6.0%

MILLIPORE FORM 10-Q	29

PART I

Interest expense decreased $2.9 million, or 16 percent, and $10.2 million, or 19 percent, for the three and nine months ended October 3, 2009, respectively, versus the prior year comparable periods. The decreases were primarily the result of lower overall debt balances as we continued to repay our debt and, to a lesser extent, lower base rates under our revolver borrowings. Our adoption of the new accounting standard for convertible debt that may be settled in cash upon conversion added non-cash interest expense of $3.7 million and $10.9 million, for the three and nine months ended October 3, 2009, respectively, and $3.5 million and $10.2 million for the three and nine months ended September 27, 2008. Our revolving credit facilities are comprised of floating rate borrowings.

PROVISION FOR INCOME TAXES

	Three Months Ended			Nine Months Ended
	October 3, 2009		September 27, 2008 (As adjusted)	October 3, 2009	September 27, 2008 (As adjusted)
Effective income tax rate	17.6.	%	9.7%	19.9%	18.2%

During the three and nine months ended October 3, 2009, we recorded tax provisions of $8.6 million and $33.6 million, respectively, compared to tax provisions of $4.1 million and $24.3 million for the prior year comparable periods. Overall, the higher current year effective income tax rate was caused by a shift in the jurisdictional mix of our profits to higher income tax rate jurisdictions.

Additionally, three significant items provided a discrete tax benefit to the effective tax rate. During the three months ended October 3, 2009, we recorded $2.7 million of previously unrecognized tax benefits as a result of statute of limitations closures. During the nine months ended October 3, 2009, we recognized $1.1 million tax benefit associated with realization of R&D credits as a result of a change in U.S. tax laws, which also reduced our effective income tax rate. Similarly, our effective income tax rate for the nine months ended October 3, 2009 also benefited from the $8.5 million non-taxable gain on the Guava acquisition.

On a 2009 full year basis, we expect our effective income tax rate to be approximately 21 percent.

Over the next 12 months, we may need to record approximately $3.8 million of previously unrecognized tax benefits in the event of statute of limitations closures.

OPERATING PROFIT, NET INCOME ATTRIBUTABLE TO MILLIPORE AND DILUTED EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
($ in millions, except per share data):	October 3, 2009	September 27, 2008 (As adjusted)	October 3, 2009	September 27, 2008 (As adjusted)
Operating profit	$63.1	$59.8	$203.5	$186.9
Operating profit margin	15.3%	15.1%	16.6%	15.5%
Net income attributable to Millipore	$39.7	$37.8	$133.1	$106.5
Diluted earnings per share	$0.71	$0.68	$2.38	$1.91

Operating profit increased $3.3 million, or 6 percent, and increased $16.6 million, or 9 percent, for the three and nine months ended October 3, 2009, respectively, versus the prior year comparable periods. These increases were primarily the result of higher revenues, which were partially offset by higher incentive compensation costs and higher investments in research and development.

30	MILLIPORE FORM 10-Q

PART I

Net income attributable to Millipore increased $1.9 million, or 5 percent, and $26.6 million, or 25 percent, for the three and nine months ended October 3, 2009, respectively, versus the prior year comparable period. The increase for the three months ended October 3, 2009 was caused primarily by higher operating profit and lower interest expense, which were partially offset by a higher effective income tax rate. The increase for the nine months ended October 3, 2009 was primarily the result of higher operating profit, the gain on the Guava acquisition, and lower interest expense. These favorable effects were somewhat offset by a higher effective income tax rate.

Diluted earnings per share increased $0.03, or 4 percent, and $0.47, or 24 percent, for the three and nine months ended October 3, 2009, respectively, versus the prior year comparable period. The increase was due to the reasons discussed above.

Capital Resources and Liquidity

The following table shows information about our capitalization as of the dates indicated:

(In millions, except ratio amounts)	October 3, 2009	December 31, 2008 (As adjusted)
Cash and cash equivalents	$189.8	$115.5
Total debt	$965.3	$1,086.4
Total capitalization (debt plus Millipore shareholders’ equity)	$2,451.1	$2,392.4
Debt to total capitalization	39.4%	45.4%

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

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt to capitalization levels as well as our current credit standing. Our credit ratings are reviewed regularly by major debt rating agencies such as Standard & Poor’s and Moody’s Investors Service. Our 5.875 percent senior unsecured notes are rated BBB by Standard & Poor’s and Ba2 by Moody’s Investors Service. Our primary revolving credit facility is rated BBB and Baa2 by Standard and Poor’s and Moody’s Investors Service, respectively. Our 3.75 percent convertible senior notes are rated BB- by Standard & Poor’s and have not been rated by Moody’s Investors Service. Our overall corporate rating by Standard & Poor’s and Moody’s Investors Service is BB+ and Ba1, respectively.

We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. In response to the global economic recession, we increased our cash balance to mitigate any unanticipated liquidity issues with our banking partners. The availability of additional borrowings under our primary revolving credit facility and our

MILLIPORE FORM 10-Q	31

PART I

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

We anticipate the need to obtain fixed-rate debt on or before December 1, 2011 as a result of certain put and call provisions of our Convertible Notes. In August 2009, we entered into forward starting interest rate swap agreements with a total notional amount of $300 million. The objective of these interest rate swaps is to hedge the variability of the forecasted interest payments on this anticipated fixed-rate debt. The fixed rate on these interest rate swap agreements is 4.6225 percent. At October 3, 2009, the fair value of these interest rate swap agreements was a loss of $11.4 million, which was recognized in accumulated other comprehensive income. The net gain or loss from these cash flow hedges will fluctuate as interest rates change.

CASH FLOWS

The following table summarizes our sources and uses of cash over the periods indicated:

	Nine Months Ended
($ in millions)	October 3, 2009	September 27, 2008
Net cash provided by operating activities	$286.9	$188.8
Net cash used for investing activities	$(86.5)	$(89.7)
Net cash used for financing activities	$(137.6)	$(112.6)
Net increase/(decrease) in cash and cash equivalents	$74.3	$(13.1)

OPERATING CASH FLOWS

Cash provided by operating activities of $286.9 million for the nine months ended October 3, 2009 was primarily attributable to our net income of $135.4 million and non-cash adjustments amounting to $134.8 million. These non-cash adjustments included depreciation and amortization expenses of $93.7 million; stock-based compensation of $19.9 million; other non-cash expenses of $29.7 million; and an $8.5 million non-cash gain on our Guava acquisition. Our working capital decreased $16.7 million from December 31, 2008 to October 3, 2009 and was largely the result of an increase in accounts payable of $10.4 million primarily attributable to the timing of payments; an increase in accrued expenses and other current liabilities of $10.3 million associated with incentive compensation costs; a decrease in other assets of $7.4 million primarily attributable to tax refunds and gains from our foreign currency hedging programs; and an increase in income taxes payable of $2.9 million. Partially offsetting these working capital decreases was an increase in accounts receivable of $15.2 million associated with higher revenues and a decrease in other liabilities of $1.1 million resulting from cash contributions to fund our pension plans.

The number of days of inventory on-hand increased to 130 at October 3, 2009 compared with 129 at December 31, 2008, which was the result of building inventory levels in connection with our manufacturing consolidation activities. Days of inventory on-hand were 138 at September 27, 2008. The number of days of sales outstanding in ending accounts receivable were 66 at October 3, 2009 compared with 66 at December 31, 2008 and 71 at September 27, 2008. Collection of our accounts receivable improved in the nine months ended October 3, 2009 versus the prior year comparable

32	MILLIPORE FORM 10-Q

PART I

period because of improvements implemented in our collections process and our working capital reduction initiative. We have not experienced any significant deterioration of our trade receivables due to the global economic recession.

INVESTING CASH FLOWS

Cash used for investing activities was $86.5 million during the nine months ended October 3, 2009. We paid $53.3 million for capital expenditures and $29.9 million for the acquisitions of Guava and BioAnaLab, net of cash acquired. We expect our full year 2009 capital expenditures to be approximately $80 million.

FINANCING CASH FLOWS

Cash used for financing activities was $137.6 million during the nine months ended October 3, 2009. Net repayments under our primary revolving credit facility amounted to $194.2 million and net borrowings of short-term debt amounted to $49.1 million. Additionally, we received proceeds of $9.6 million from exercises of employee stock options and paid dividends of $2.1 million to our joint venture partner during the nine months ended October 3, 2009.

FINANCING COMMITMENTS

Short-term debt

Short-term debt at October 3, 2009 consisted of borrowings under our operating bank facilities and two short-term revolving credit facilities in Japan. The short-term revolving credit facilities provide for aggregate maximum borrowings of ¥7.0 billion (U.S. dollar equivalent of $78.0 million) and are renewable for additional six or twelve month periods unless terminated by either Millipore or the banks.

Primary revolving credit facility

At October 3, 2009, we had a commitment under our primary revolving credit agreement amounting to €465.0 million, or $677.6 million. At October 3, 2009, we had €455.4 million, or $663.6 million, available for borrowing under the primary revolving credit agreement. This credit agreement expires in June 2011.

We are required to maintain certain leverage and interest coverage ratios set forth in the primary revolving credit agreement. As of October 3, 2009, we were compliant with all financial covenants specified in this credit agreement. The agreement also includes limitations on our ability to incur additional indebtedness; to merge, consolidate, or sell assets; to create liens; and to make payments in respect of capital stock or subordinated debt, as well as other customary covenants and representations.

The following table summarizes the financial covenant requirements and our compliance with these covenants as of October 3, 2009:

Covenant	Requirement	Actual at October 3, 2009
Maximum leverage ratio	3.50	2.36
Minimum interest coverage ratio	3.50	9.03

As of October 3, 2009, we had borrowings under our primary revolving credit facility of $14.0 million. The borrowings were classified as long-term debt because our primary revolving credit facility expires in June 2011. For the nine months ended October 3, 2009, the weighted average interest rate for our primary revolving credit facility was 1.1 percent.

MILLIPORE FORM 10-Q	33

PART I

3.75% convertible senior notes due 2026

In June 2006, we issued $565.0 million in aggregate principal amount of 3.75 percent convertible senior notes (the “Convertible Notes”) in a private placement offering.

The new accounting standard for convertible debt that may be settled in cash upon conversion changed the accounting for our Convertible Notes and the related deferred financing costs. Prior to the issuance of this accounting standard, we carried the Convertible Notes at their principal amount of $565.0 million in long-term debt and capitalized $13.4 million of deferred financing costs. Upon adoption of the new accounting standard, we adjusted the accounting for the Convertible Notes and the related deferred financing costs for all prior periods since initial issuance of the debt in June 2006. We recorded a discount on the Convertible Notes in the amount of $81.3 million as of the date of issuance, which will be amortized over the period from June 2006 through December 2011. As a result of this change in accounting principle, our Convertible Notes have a 6.94 percent effective interest rate.

As of October 3, 2009, the Convertible Notes had a carrying value of $529.3 million, net of $35.7 million of unamortized discount, and a fair value of $585.5 million. The fair value was determined from available market prices using current interest rates, non-performance risk, and term to maturity.

5.875% senior notes due 2016

In June 2006, we issued €250.0 million, or $364.3 million, in aggregate principal amount of 5.875 percent senior notes (the “Euro Notes”).

As of October 3, 2009, the Euro Notes had a carrying value of $363.4 million, net of $0.9 million of unamortized original issue discount, and a fair value of $346.1 million. This fair value was determined from available market prices using current interest rates, non-performance risk, and term to maturity.

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

34	MILLIPORE FORM 10-Q

PART I

New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance amending the disclosure requirements of post retirement plan assets. The amendments require additional disclosures about postretirement benefit plan assets including: description of how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009. We are currently evaluating the disclosure implications of this guidance.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment eliminates the concept of qualifying special purpose entities for accounting purposes. This amendment limits the circumstances in which a financial asset, or a component of a financial asset, should be derecognized when the entire asset is not transferred, and establishes specific conditions for reporting the transfer of a portion of a financial asset as a sale. This amendment also requires enhanced disclosures about the transfer of financial assets and the transferor’s continuing involvement with transferred financial assets. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009 and interim periods within those years. We are currently evaluating the effects that this amendment may have on our consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”) and the evaluation of when consolidation of a VIE is required. This amends the guidance for determining whether an entity is a VIE and establishes an additional reconsideration event for assessing whether an entity is, or continues to be, a VIE. The amendment also modifies the requirements for determining whether an entity is the primary beneficiary of a VIE and requires ongoing reassessments of whether an entity is the primary beneficiary. This amendment also enhances the disclosure requirements about an entity’s involvement with a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009 and interim periods within those years. We are currently evaluating the effects that this amendment may have on our consolidated financial statements.

In October 2009, the Emerging Issues Task Force (“the EITF”) reached consensus on an amendment to the accounting and disclosure requirements for revenue arrangements with multiple deliverables. The amendment eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. When applying the relative selling price allocation method, the selling price for each of the deliverables shall be determined using vendor-specific objective evidence (“VSOE”), if it exists, otherwise third-party evidence (“TPE”). If neither VSOE nor TPE exists, the amendment allows a vendor to use their best estimate of selling price. This amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, this amendment may be applied retrospectively to all periods presented. Earlier application is permitted as of the beginning of an entity’s fiscal year. We are currently evaluating the effects that this amendment may have on our consolidated financial statements.

Forward-Looking Statements

The matters discussed in this Form 10-Q, as well as in future oral and written statements by our management, that are forward-looking statements are based on our current management expectations. These expectations involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by,

MILLIPORE FORM 10-Q	35

PART I

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

ITEM 4.  CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the quarter ended October 3, 2009 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

36	MILLIPORE FORM 10-Q

PART II

ITEM 6.  EXHIBITS

a. Exhibits Filed or Furnished Herewith.

Exhibits Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a)

Exhibits Furnished Herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

MILLIPORE FORM 10-Q	37

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLIPORE CORPORATION

	Signature	Title	Date

By:	/S/ CHARLES F. WAGNER, JR. Charles F. Wagner, Jr.	Vice President and Chief Financial Officer (on behalf of the registrant as its Principal Financial Officer)	November 10, 2009

By:	/S/ ANTHONY L. MATTACCHIONE Anthony L. Mattacchione	Vice President, Corporate Controller and Chief Accounting Officer (on behalf of the registrant as its Principal Accounting Officer)	November 10, 2009

38	MILLIPORE FORM 10-Q

Exhibit Index

Exhibit Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

MILLIPORE FORM 10-Q	39