Form 10-K/A
period 2009-12-31
MILLIPORE CORP /MA
filed 2010-03-23
CIK 66479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-K/A

Amendment No. 1

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

As of March 15, 2010, 56,219,890 shares of the registrant’s Common Stock were outstanding.

Part III

Explanatory Note

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 of Millipore Corporation (the “Company,” “we,” “our,” and “us”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2010 (the “2009 10-K”), to include information previously omitted from the 2009 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the SEC within 120 days after the end of the fiscal year. We do not anticipate that the Company’s definitive proxy statement involving the election of directors will be filed before April 30, 2010 (i.e., within 120 days after the end of the Company’s 2009 fiscal year). The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of our 2009 10-K have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on February 26, 2010 and no attempt has been made in this Amendment No. 1 to our Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2009 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our 2009 10-K filed on February 26, 2010 as well as our other filings with the SEC subsequent to the filing of our 2009 10-K.

DISCLAIMER

This Amendment No. 1 contains statements regarding future individual and company performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Robert C. Bishop, Ph.D., 67, Chairman of the Board, AutoImmune, Inc.

Dr. Bishop has been a Director of Millipore since 1997 and is currently a Member of the Audit and Finance Committee and the Technology Committee.

Dr. Bishop received his undergraduate degree from the University of Southern California and an M.B.A. from the University of Miami, Florida. He received a Ph.D. degree in Biochemistry from the University of Southern California. In 1976, Dr. Bishop joined American Hospital Supply Corporation (AHSC), a manufacturer and distributor of health care products, and served in various research and development positions until 1981. Dr. Bishop subsequently held a number of senior management positions with AHSC including: Vice President, Planning and Business Development for Laboratory and International businesses (1981-1984); Vice President, General Manager of Operations, American BioScience Division (1984-1985) and Vice President, Planning and Business Development, Medical Sector (1985-1986). In 1986, Dr. Bishop joined Allergan, Inc., manufacturer of eye care and skin care products, as President of the Allergan Medical Optics Division, becoming Senior Vice President of Corporate Development in 1988. In 1989, he became President of the Allergan Pharmaceuticals Division and President of the Therapeutics Group in 1991. Since 1992, Dr. Bishop has served as President and Chief Executive Officer of AutoImmune, Inc., a biopharmaceutical company. During 1999, he also became Chairman of the AutoImmune Board of Directors. Dr. Bishop serves as Chairman of the Board of Directors of Caliper Life Sciences, Inc. and as a Trustee, MFS/Compass Funds Complex (consisting of three funds/forty portfolios advised by MFS Investment Management).

As a long-standing member of the Board, and as a result of his management and executive experience with the companies identified above, Dr. Bishop has critical operating experience and the financial expertise that strengthens the Board’s collective qualifications, skills and experience.

Melvin D. Booth, 64, Retired President and Chief Operating Officer, MedImmune, Inc.

Mr. Booth has been a Director of Millipore since 2004 and is currently the Lead Director.

Mr. Booth received an undergraduate degree from Northwest Missouri State University in 1967 and holds an honorary Doctor of Science degree. He received his Certified Public Accounting (C.P.A.) designation in 1972. From 1967-1968, Mr. Booth practiced public accounting with McGladrey & Pullen. In 1968, he joined Kwik-Way Industries, Inc., a manufacturer of precision machine tools for the automotive after-market, as corporate controller and subsequently became Vice President of Finance. In 1975, Mr. Booth joined Den-Tal-Ez, Inc., a manufacturer of major equipment for dental offices, as Vice President of Finance and subsequently became Executive Vice President, responsible for U.S. operations. Syntex, Inc. acquired Den-Tal-Ez, Inc. in 1979 and Mr. Booth became President of Syntex Dental Products, Inc. in 1981. Mr. Booth was with Syntex, Inc., primarily a pharmaceutical company, from 1979 to 1995, where he held a variety of positions, including serving as President, Syntex Dental Products from 1981 to 1986 and President of Syntex, Inc. Canada from 1986-1991. From 1991-1992, he served as an area Vice President of Syntex, Inc. Mr. Booth served as the President of Syntex Pharmaceuticals Pacific from 1992-1993. He served as Vice President of Syntex Corporation from 1992 to mid-1995, including being President of Syntex Laboratories, Inc., Syntex’s U.S. pharmaceuticals business. Mr. Booth was President, Chief Operating Officer and a member of the Board of Directors of Human Genome Sciences, Inc., a global biopharmaceutical company, from July 1995 until October 1998. From 1998 until his retirement at the end of 2003, Mr. Booth was President and Chief Operating Officer of MedImmune, Inc., a biotechnology company (acquired by AstraZeneca PLC in June 2007). Mr. Booth was a member of the Board of Directors of MedImmune, Inc. from 1998 until March 2005. Mr. Booth has been active in the U.S. pharmaceutical industry organizations and is the past chairman of the Pharmaceuticals Manufacturers Association of Canada. Mr. Booth currently serves on the board of Ventria BioScience and is Chairman of the Board of PRA International, Inc. Mr. Booth is a strategic advisor in life sciences for Genstar Capital. Mr. Booth is active in many educational and philanthropic causes, including the establishment of The Melvin and Valorie Booth College of Business and Professional Studies at Northwest Missouri State University.

Mr. Booth’s significant knowledge and experience in the finance and operations of the above-described major corporations, including those in the pharmaceutical industry, strengthens the Board’s collective qualifications, skills and experience.

Part III

Rolf A. Classon, 64, Chairman of the Board, Hillenbrand Industries, Inc.

Mr. Classon has been a Director of Millipore since December 2005 and is currently a Member of the Governance and Public Policy Committee and the Technology Committee.

Mr. Classon received a degree in Chemical Engineering from Gothenburg School of Engineering (Sweden) in 1965 and a politices magister degree (MBA equivalent) in 1969 from the University of Gothenburg (Sweden). In 1969, Mr. Classon joined Pharmacia AB, a developer and global supplier of pharmaceuticals, chemicals, instruments and expertise for biological and biotechnological research products and served in positions of increasing responsibility until 1974. Mr. Classon served in several management consulting roles until 1981, when he became President of the Hospital Products Division for Pharmacia. In 1984, Mr. Classon became President of Pharmacia Development Company, an in-house mergers/acquisitions and venture capital group. From 1989 until 1991, Mr. Classon served as President and Chief Operating Officer of Pharmacia Biosystems AB. In 1991, Mr. Classon joined Bayer Diagnostics, an international research-based company active in life sciences, polymers and chemicals, and served in positions of increasing responsibility: Executive Vice President Worldwide Marketing, Sales and Service (1991); and head of Bayer’s Worldwide Business Group – Diagnostics (1995-2002). From 2002 until his retirement in 2004, Mr. Classon served as Chairman of the Executive Committee, Bayer Healthcare, a subsidiary of Bayer AG and as President of Bayer Healthcare LLC. In 2002, Mr. Classon was elected a Director of Hillenbrand Industries, Inc., a company that owns and operates businesses that provide products and services for the health care and funeral services industries. He was named Vice Chairman of the Board in December 2003 and in May 2005 was elected Interim President and Chief Executive Officer and served as such until March 20, 2006. In February 2006 Mr. Classon was elected Chairman of the Board of Hillenbrand Industries, Inc., effective March 20, 2006. Mr. Classon serves on the Board of Directors of Enzon Pharmaceuticals, Inc., Tecan Group Ltd., Eurand N.V. and is Chairman of the Board of Auxilium Pharmaceuticals, Inc.

Mr. Classon’s critical knowledge and experience in research, development and operations for the above-listed corporations, particularly those within the bio-pharmaceutical and healthcare industries, strengthens the Board’s collective qualifications, skills and experience.

Maureen A. Hendricks, 58, Former Managing Director, Salomon Smith Barney, Inc.

Mrs. Hendricks has been a Director of Millipore since 1995 and is currently Chairwoman of the Governance and Public Policy Committee and a Member of the Management Development and Compensation Committee.

Mrs. Hendricks received her A.B. Degree from Smith College in 1973, and subsequently attended the Harvard Business School Program for Management Development (1980). In 1973, Mrs. Hendricks joined the New York investment banking firm of J.P. Morgan & Co., where she served in various management positions within the firm including International Financial Management (1980-1983); U.S. Banking Department (1984- 1988) and Structured Finance (1988-1991). From 1991-1993, Mrs. Hendricks served as the senior manager of the firm’s European Equities and Equity Derivatives business in London, England and was a Director of J.P. Morgan Securities Ltd. Mrs. Hendricks returned to New York to serve as the head of the firm’s Global Debt Capital Markets and had responsibility for the firm’s corporate fixed income activities in North America and was a Director of J.P. Morgan Securities, Inc. In March, 1996, Mrs. Hendricks was named Managing Director in charge of New Business Development of J.P. Morgan. In May, 1997 Mrs. Hendricks joined Salomon Brothers Inc. as Managing Director/Co-Head of Global Energy. Upon the acquisition of Salomon Brothers by The Travelers Group and the latter’s subsequent merger with Citicorp, she became Head of the Global Energy and Power Group of the combined Salomon Smith Barney, Inc. Mrs. Hendricks was an Advisory Managing Director of Salomon Smith Barney from May 2001 until January, 2003. Mrs. Hendricks also is the non-executive chair and a member of the compensation committee of Alger Associates, Inc. Mrs. Hendricks previously served on the Board of Directors of Bimini Capital Management, Inc., NTR Acquisition Co., the Young Women’s Christian Association (YWCA) of the U.S.A., and the New Jersey Shakespeare Festival.

As a result of her extensive experience within the financial industry, Mrs. Hendricks has broad management and financial expertise that, combined with her significant insight into international markets, strengthens the Board’s collective qualifications, skills and experience.

Part III

Mark Hoffman, 71, Independent Investor and Consultant

Mr. Hoffman has been a Director of Millipore since 1976 and is currently a Member of the Audit and Finance Committee and the Management Development and Compensation Committee.

Mr. Hoffman received an undergraduate degree from Harvard College in Engineering and Applied Physics, a Masters degree in economics from Cambridge University and an M.B.A. from the Harvard Graduate School of Business Administration. In 1963, as an M.I.T. Fellow in Africa, Mr. Hoffman joined the East African Common Services Organization as Acting Financial Secretary. In 1966, Mr. Hoffman served the International Finance Corporation (investment banking affiliate of the World Bank) as Investment Officer responsible for private sector financing in Europe and Mexico. From 1969 to 1974, Mr. Hoffman served as a Director of Hambros Bank, Ltd., London, England and Head of its International Banking and Issues Division. From 1975 to 1981, Mr. Hoffman was a Director and Chief Financial Officer of George Weston, Ltd., a major public company in Canada, and was appointed President of its Resource Group in 1981. From 1982 until 1984, Mr. Hoffman served as Managing Director of Guinness Peat Group p.l.c. in the U.K., engaged through subsidiaries worldwide in merchant banking, insurance brokerage, leasing, property, energy and other management and financial service activities. Since 1984, when he undertook his current activities as an independent investor and consultant, Mr. Hoffman has served as an independent non-executive director of numerous public and private companies in the U.K., U.S. and Canada, including LAC Minerals Limited, International Financial Markets Trading Limited, and Guinness Flight Global Asset Management Limited. He was also Chairman of United World Colleges International in the growth phase of that world-wide educational institution from 1994 to 2000, and remains its Vice President. In 2007, Mr. Hoffman retired as Chairman of Guinness Flight Venture Capital Trust in the UK and as director of George Weston Limited in Canada and in June 2009 as director of Hermes Focus Asset Management Ltd. and as Chairman of Cambridge Research Group Ltd., private reinvestment management and investment companies in the UK. He is currently a director of Advent International Corporation in the United States and of Glenhuron Bank Limited and Glenmaple Reinsurance Company Limited in Barbados, subsidiaries of George Weston Limited.

The analytical and financial experience and expertise Mr. Hoffman developed while serving numerous international public and private companies, in combination with the extensive corporate knowledge he possesses as a long-standing member of the Board, strengthens the Board’s collective qualifications, skills and experience.

Robert S. Langer, 61, David H. Koch Institute Professor, Massachusetts Institute of Technology (MIT)

Dr. Langer has been a Director of Millipore since December 2009 and is a member of the Governance and Public Policy Committee and the Technology Committee.

Dr. Langer received his Bachelor of Science degree in Chemical Engineering from Cornell University in 1970 and a Doctor of Science degree in Chemical Engineering from MIT in 1974. From 1978-2005, he was appointed to numerous academic positions at MIT and Harvard University. From 1988-2005, he was the Kenneth J. Germeshausen Professor of Chemical and Biomedical Engineering, MIT Department of Chemical Engineering; Whitaker College of Health Sciences, Technology and Management; and the Harvard-MIT Division of Health Sciences and Technology. Dr. Langer was an Institute Professor, MIT, from 2005-2009, and has been the David H. Koch Institute Professor, MIT, since July 2009. In addition, Dr. Langer has been a Research Associate at the Children’s Hospital Medical Center, Harvard Medical School since 1974 and Senior Lecturer on Surgery, Harvard University, Harvard Medical School, since 1999.

Dr. Langer has received more than 170 major awards, including the 2006 National Medal of Science for his pioneering work in the use of polymers for the controlled release of medicines and in tissue regeneration. Head of the Langer Lab at MIT, Dr. Langer has authored more than 1050 scientific articles and has approximately 750 issued and pending patents worldwide. Dr. Langer serves on the Board of MIT’s McGovern Institute and the Whitehead Institute.

Dr. Langer has served on the boards of Wyeth Pharmaceuticals, Inc. (2004-2009), Momenta Pharmaceuticals, Inc. (2001-2009), Alseres Pharmaceuticals, Inc. (2000-2009), Echo Therapeutics, Inc. (2004-2009). Dr. Langer currently serves on the board of Fibrocell Science, Inc. (2009-present), Predictive Biosciences, Inc. (privately held, 2006-present), Seventh Sense Biosystems, Inc. (privately held, 2009-present), and MicroCHIPS, Inc. (privately held, 2009-present).

Dr. Langer’s extensive experience as a pioneer of many new technologies and as a world-class scientist, combined with his board service with the science-based companies described above, strengthens the Board’s collective qualifications, skills and experience.

Part III

Martin D. Madaus, Ph.D., 50, Chairman, President and Chief Executive Officer, Millipore Corporation

Dr. Madaus received a Doctor of Veterinary Medicine degree from the University of Munich (Germany) in 1985 and a Ph.D. in Veterinary Medicine from the Veterinary School of Hanover (Germany) in 1988.

From 1989-1996, Dr. Madaus served in various positions of increasing responsibility both in Germany and the U.S. at Boehringer Mannheim, a manufacturer of pharmaceutical drugs and diagnostic technologies and products, including: Product Manager (1989-1992); Director, Marketing Support (1992-1994); International Product Management (1995); and Director of Product Planning (1996). In 1996, Dr. Madaus became President and General Manager of Boehringer Mannheim Canada. In 1998, Hoffman La Roche, a leading pharmaceutical and diagnostics company acquired Boehringer Mannheim. He led the integration of the Diagnostics businesses in Canada and continued to serve as President of Roche Diagnostics Canada until 1999. In 1999 he became Vice President of Business Development of Roche Molecular Systems. From 2000 until December 2004, Dr. Madaus served as President and Chief Executive Officer of Roche Diagnostics Corporation (Indiana). On January 1, 2005, Dr. Madaus joined Millipore as President, Chief Executive Officer and as a Director. In February 2005, Dr. Madaus was elected Chairman of the Board effective March 1, 2005. Dr. Madaus also serves as a board member of the Massachusetts High Technology Council and of Mettler-Toledo International Inc.

Dr. Madaus’ exceptional technical, business and international experience, combined with his demonstrated leadership of Millipore from 2004 to the present, strengthens the Board’s collective qualifications, skills and experience.

John F. Reno, 70, Retired Chairman, President and Chief Executive Officer, Dynatech Corporation

Mr. Reno has been a Director of Millipore since 1993 and is currently Chairman of the Audit and Finance Committee and a Member of the Management Development and Compensation Committee.

Mr. Reno received an undergraduate degree from Dartmouth College and an M.B.A. from Northwestern University. In 1964, Mr. Reno joined G. H. Walker & Co., an investment banking firm in New York City, and served in various capacities prior to becoming a partner in that firm. In 1974, Mr. Reno joined Dynatech Corporation, manufacturer of a diversified line of proprietary electronic microprocessor-based equipment, instruments and systems, as General Manager and President of the Cryomedical Division. He subsequently held a number of senior management positions, including Vice President for Corporate Development (1979); Senior Vice President for Corporate Development (1982); Executive Vice President (1987) and President and Chief Operating Officer (1991). From 1993 until his retirement in 1999, Mr. Reno served as President and Chief Executive Officer of Dynatech. He was also a member of the Board of Directors of Dynatech from 1993 (becoming Chairman of the Board, 1996) until his retirement. He is a Trustee (former Chairman of the Board of Trustees) of the Boston Museum of Science, and is now also a Trustee and Chair of the Compensation Committee of WGBH Broadcasting in Boston. Mr. Reno is the founder of “A Better Chance” program for disadvantaged youths in Winchester, Massachusetts. He is also a Director of Nelson Irrigation Corporation and Longitude Health, Inc.

The extensive management and board membership experience Mr. Reno developed while leading the companies listed above, combined with his financial expertise, strengthens the Board’s collective qualifications, skills and experience.

Edward M. Scolnick, M.D., 69, Senior Associate Member Broad Institute, Massachusetts Institute of Technology (MIT) and Harvard University

Dr. Scolnick has been a Director of Millipore since 2001 and is currently Chairman of the Technology Committee.

Dr. Scolnick received his A.B. Degree from Harvard College in 1961 and his M.D. from Harvard Medical School in 1965. From 1967-1970, Dr. Scolnick served in several research capacities at the National Heart Institute. In 1970, he joined the National Cancer Institute as a Senior Staff Fellow and held positions of increasing responsibility (Head of the Genetics Section (1971-1975) and Chief, Laboratory of Tumor Virus Genetics and Head of the Molecular Virology Section (1975-1982)). In 1982, Dr. Scolnick joined Merck & Co., Inc., a global research-driven pharmaceutical company, as Executive Director of Basic Research, Virus & Cell Biology Research, of the Company’s Research Laboratories, becoming Vice President, Virus and Cell Biology Research in 1983. In 1984, Dr. Scolnick became Senior Vice President, Research, and Senior Vice President of Cell Biology Research. In 1985, Dr. Scolnick became President of Merck Research Laboratories, and Senior Vice President of Merck & Co., Inc., serving in both capacities until his retirement in December 2002, when he chose to renew his work as a research scientist. He also served as Executive Vice President, Science & Technology of Merck & Co., Inc. from 1993, and as a Director of Merck & Co., Inc., from 1997, until December 2002. Dr. Scolnick retired from Merck Research Laboratories in September 2004. On September 1, 2004, Dr. Scolnick became an Associate Member of the Broad Institute, a research collaboration of the Massachusetts Institute of Technology, Harvard University and its hospitals, and the Whitehead Institute for Biomedical Research, and became a Senior Associate Member on September 1, 2006. Dr. Scolnick has received numerous academic appointments and was Frank H.T. Rhodes Class of ‘56 visiting professor at Cornell University and Regents Lecturer, University of California, Berkeley. He has also authored or co-authored a number of scientific papers on virus and cell biology research. He is a Member of the National Academy of Sciences and its Institute of Medicine. Dr. Scolnick is also a member of the Board of Directors of: McLean Hospital; McGovern Institute for Brain Research; and Alinea Pharmaceuticals Inc. He is also a Senior Scientific Advisor to MPM Capital, a global asset management firm focused on health care investments. In January 2009, Dr. Scolnick joined Clarus Ventures, LLC as a Venture Partner.

Part III

Dr. Scolnick’s extensive background in scientific research and development, including his critical insight and analysis of emerging technologies and product and service innovations, strengthens the Board’s collective qualifications, skills and experience.

Karen E. Welke, 65, Retired Group Vice President, Medical Markets, 3M Corporation

Ms. Welke has been a Director of Millipore since December 2002 and is currently Chairwoman of the Management Development and Compensation Committee and a Member of the Governance and Public Policy Committee.

Ms. Welke received her education at Wittenberg University and the University of Wisconsin in Milwaukee. In 1989, she attended the London School of Economics International Business Program, sponsored by the University of Texas. In 1965, she joined Will Ross, Inc., Milwaukee, Wisconsin and over the following ten years she held various sales, marketing and product management positions. Ms. Welke joined 3M in 1976 in market development for the Surgical Products Division. In 1981 she was appointed International Director for that division, and in 1984 Ms. Welke was appointed Group Director, Healthcare, 3M Europe, Brussels, Belgium. She returned to the U.S. in 1986 as General Manager, 3M Sarns, Inc., Ann Arbor, Michigan, and in 1989 returned to St. Paul, Minnesota as Vice President, Medical-Surgical Division. In 1991 Ms. Welke returned to Europe as Managing Director, 3M France, and in 1995 she was appointed Group Vice President, Medical Markets, St. Paul, Minnesota. Ms. Welke has served on numerous professional and non-profit organizations, including the board of directors of several U.S. hospitals; The Board of Governors of the American Hospital of Paris; The American Chamber of Commerce in France; and the Board of Directors of the Health Industry Manufacturers Association (now AdvaMed). Now retired from 3M, Ms. Welke serves on the Board of Project HOPE, Millwood, Virginia. In May, 2007, after twelve years of service, she retired from the board of Pentair, Inc., Golden Valley, Minnesota. In May 2008, Ms. Welke was voted on to the Board of 3D Systems Corporation, Rock Hill, South Carolina.

Ms. Welke’s broad corporate and operational experience with the corporations listed above, combined with her extensive international experience, strengthen the Board’s collective qualifications, skills and experience.

Executive Officers

The following is a list, as of March 15, 2010, of the executive officers of Millipore Corporation.

			First Elected or Appointed
Name	Age	Office	An Executive Officer	To Present Office
Martin D. Madaus	50	Chairman of the Board, President and Chief Executive Officer	2005	2005
Bruce J. Bonnevier	51	Vice President, Global Human Resources	2006	2006
Jonathan DiVincenzo	44	Vice President, President of Bioscience Division	2009	2009
Dennis W. Harris	53	Vice President and Chief Scientific Officer	2006	2006
Geoffrey F. Ide	56	Vice President, Millipore International	2006	2006
Peter C. Kershaw	56	Vice President, Global Operations	2004	2008
Jean-Paul Mangeolle	48	Vice President, President of Bioprocess Division	2005	2005
Jeffrey Rudin	58	Vice President, General Counsel and Secretary	1996	1996
Charles F. Wagner, Jr.	42	Vice President and Chief Financial Officer	2003	2007

Dr. Madaus joined Millipore Corporation as Millipore’s President and Chief Executive Officer, and as a Director, on January 1, 2005, and was appointed Chairman of the Board effective March 1, 2005. The biography of Dr. Madaus is set forth above.

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

Part III

Mr. DiVincenzo was elected Vice President of Millipore Corporation in January 2009 and serves as President of Millipore’s Bioscience Division. From July 2006 through December 2008, he served as Vice President, Worldwide Sales and Service for Millipore’s Bioscience Division, and from January 2005 through June 2006, as the Bioscience Division’s Vice President of Marketing and R&D. From January 2001 through January 2005, Mr. DiVincenzo served as the Vice President of Marketing and R&D for Millipore’s Lab Water Division, which combined with other businesses to become Millipore’s Bioscience Division. Prior to such roles, Mr. DiVincenzo held a wide variety of positions since joining Millipore in 1994, including several senior marketing and product management positions within Millipore’s Lab Water business.

Dr. Harris joined Millipore Corporation as Chief Scientific Officer following Millipore’s acquisition of Serologicals in July 2006. From 2004 to 2006, Dr. Harris served as Vice President, Global Research & Development and business development and Chief Scientific Officer at Serologicals. From 2002 to 2003, Dr. Harris served as Executive Vice President, Research & Development for Vitra Biosciences, Inc., a developer of cell-based drug screening array systems for drug discovery. From 2001 to 2003, Dr. Harris held senior Research & Development and business positions at ACLARA Biosciences, Inc., a developer of novel technologies in the areas of microfluidics and gene and protein analysis. For approximately twenty years prior to joining ACLARA, Dr. Harris held positions of increasing responsibility at Amersham Pharmacia Biotech, Inc. and its affiliates, most recently as Vice President of Research and Development for North America and global genomics Research and Development from 1997 to 2001. Amersham (acquired by General Electric Corporation in 2004) is a manufacturer of pharmaceutical products for the diagnosis and treatment of disease and of technologies for biotechnology research and drug discovery.

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

Mr. Kershaw was elected Vice President, Worldwide Manufacturing Operations, of Millipore Corporation effective February 2004 and, in August 2005, was appointed head of Millipore’s newly created Global Supply Chain organization, a combination of the Company’s worldwide manufacturing, distribution, and customer service functions. In December 2008, he was appointed head of Millipore’s newly created Global Operations organization, a combination of the Company’s global supply chain and corporate quality functions. Prior to joining Millipore, Mr. Kershaw served Hologic, Inc., a manufacturer of medical imaging systems, as Corporate Vice President, Manufacturing Operations (2003-2004) and Vice President and General Manager, LORAD Division (2001-2003). Prior to that, Mr. Kershaw served as President (1998-2001) and Vice President and General Manager (1996-1998) of the Medical Device Division of Bespak plc, a manufacturer of plastic injection molded components and finished medical devices.

Mr. Mangeolle was elected Vice President of Millipore Corporation and President of the Bioprocess Division in October 2005. From 2002 to 2005, he served as Vice President of the Division’s Worldwide Field Operations. From 2001 to 2002, Mr. Mangeolle was Vice President of Operations of Mykrolis Corporation, a spin-off of Millipore’s former Microelectronics Division. Prior to 2001, Mr. Mangeolle held a number of senior management positions in Millipore’s Microelectronics and Laboratory Water Divisions, as well as Millipore’s Asian Operations. Mr. Mangeolle joined Millipore SA, Millipore’s wholly-owned subsidiary in France, as a sales applications specialist in 1984.

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

Part III

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Millipore’s directors and officers and persons who own more than 10 percent of Millipore’s Common Stock to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Millipore Common Stock. Millipore is required to any failure to file these reports by the required due dates. Millipore believes that its directors, officers and 10 percent shareholders complied with these filing requirements for the fiscal year ended December 31, 2009.

Audit and Finance Committee

The Audit and Finance Committee (the “Audit Committee”) is comprised of at least three directors. The Board of Directors has determined that all of the Committee members satisfy the definition of “audit committee financial expert” as contained in Item 407 of Regulation S-K. The Board of Directors has determined that each of the Committee members satisfy the independence requirements of the Securities Exchange Act of 1934 and the rules adopted by the SEC thereunder, and the listing standards of the NYSE. The Board of Directors has adopted a charter setting forth this Committee’s audit-related responsibilities which include, among others: recommending the selection of the independent registered public accounting firm to the Board of Directors; approving the scope of, and fees for, services rendered as well as reviewing the results of the independent audit; reviewing matters relating to internal audit functions and other matters concerning corporate finance; and reviewing Millipore’s quarterly and annual reports. See “Report of the Audit and Finance Committee.” (The Charter of the Audit and Finance Committee is posted to Millipore’s website: http://www.millipore.com/company/ir3/audit_finance_committee) The Audit and Finance Committee held eleven meetings during 2009. In addition, the Chair of the Audit Committee consults with management periodically and as particular situations require. The Audit Committee is comprised of Mr. Reno, Chairman of the Committee, Dr. Bishop and Mr. Hoffman.

Code of Conduct

Millipore has adopted a code of ethics that applies to our principal executive officer, our principal financial officer, and our principal accounting officer, as well as to our other employees. This code of ethics consists of our Corporate Compliance Policy, our Employee Code of Conduct and our Rules of Conduct. We have made this code of ethics available on our website, as described under “Other Information” in Item 1 of the Form 10-K report. We also intend to provide disclosure on our website regarding any amendments to our code of ethics, or waivers from our code of ethics as relate to our principal executive officer, principal financial officer or principal accounting officer, or persons performing similar functions, within four days following any such amendments or waivers.

Part III

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis of Executive Compensation

Executive Summary

This Compensation Discussion and Analysis of Executive Compensation is intended to explain the material factors underlying Millipore’s compensation policies with regard to the Company’s named executive officers (“NEOs”) in 2009.

The Management Development and Compensation Committee of the Board of Directors (the “Compensation Committee”) is responsible for determining compensation and administering the Company’s compensation program for executive officers. Millipore uses compensation as a tool to attract, develop and retain executive officers while promoting the achievement of strategic corporate and financial goals, in alignment with the creation of long term shareholder value. The Company’s executive compensation program is designed to provide each executive officer with total annual compensation that is commensurate with the executive officer’s experience, responsibilities and demonstrated performance in meeting the business objectives of the Company and is competitive against the market in which Millipore competes for executive talent.

Guiding Principles – Executive Compensation Program Objectives and Design

1)	Purpose of Compensation – To attract, retain and develop talented executive officers and to reward those executive officers for achieving successful individual and corporate results.

2)	Pay Elements – Utilize a variety of pay elements to balance immediate compensation that is attractive to prospective and existing employees (base salary), with incentives designed to reward near-term individual and corporate performance (annual cash awards) and to generate longer-term shareholder value (performance based equity awards).

3)	Pay Levels – Target total compensation levels at the median of the market in which Millipore competes for executive talent, including variable compensation dependent on objective strategic corporate and financial results.

4)	Pay Mix – Deliver a substantial portion of total executive officer compensation in the form of variable or “at-risk” pay, subject to individual and corporate performance (annual cash and equity awards) while providing sufficient non-variable or “fixed” compensation necessary to attract and retain talent in the competitive market (base salary, benefits).

5)	Total Compensation – Employ a comprehensive approach and total compensation perspective when making specific compensation decisions and evaluating overall program design to ensure that all elements of compensation support the compensation philosophy and are aligned with the Company’s business strategy.

6)	Corporate Governance – Design and administer a compensation program consistent with and supportive of sound corporate governance principles.

Compensation Philosophy and Process

As noted above, the Compensation Committee’s philosophy and the objectives of the Company’s executive compensation program are to provide a total compensation package that attracts, develops and retains highly qualified senior executives, promotes the achievement of strategic and financial corporate goals, and is aligned with creating near- and longer-term shareholder value.

Use of Performance-based Compensation

Starting in 2009, the Company awarded executive officers restricted stock units with performance-based requirements. The performance-based restricted stock units require a three year vesting period, but the number of shares ultimately issued by the Company will be subject to specific strategic performance metrics, including the Company’s three-year revenue compound annual growth rate and three year cumulative free cash flow. The use of performance-based restricted stock awards is intended to ensure that executive officers are sufficiently focused upon achieving specific objectives that will enhance the Company’s financial performance and shareholder value over the longer term. Similarly, in 2009 the Company awarded executive officers stock options that vest in equal installments over four years, depending on continued employment, wherein the realizable value the holder may receive varies directly with the market price of the Company’s common stock. Only when the stock price increases will executive officers gain as a result of the stock options awarded to them, creating direct alignment with shareholder interests.

Part III

Risk Assessment

In 2009, the Compensation Committee’s executive compensation consultant assisted the Compensation Committee in conducting a qualitative assessment of the extent to which the Company’s compensation program may aggravate or mitigate risk-taking behavior by executive officers. The Compensation Committee adopted the compensation consultant’s conclusion that the Company’s executive compensation program maintains an appropriate balance between risks and rewards, particularly in light of actions taken by the Compensation Committee to help mitigate risk, including the establishment of stock ownership guidelines, an equity compensation recovery policy, and a cap on maximum incentive compensation payouts.

Share Ownership Guidelines

In February 2009, in order to preserve the linkage between the interests of the Company’s executive officers and those of shareholders, the Compensation Committee issued guidelines for executive officer share ownership. Executive officers will be expected to use shares obtained through the Company’s equity award plan to establish a significant level of direct ownership. Unvested equity awards will not count as ownership toward the guidelines. The share ownership guidelines determined in 2009 for the named executive officers are consistent with competitive practice and responsible corporate governance. Under these guidelines, the CEO and each named executive officer has five years to comply with the guideline and must retain shares with a value equal to a multiple of the officer’s base salary as determined by the Compensation Committee, and set forth below:

Position	Multiples of Salary
Chief Executive Officer	4X
Vice President - Business Division President,	2X
Vice President - Chief Financial Officer
Vice President - General Counsel,	1.5X
Vice President - Global Supply Chain,
Vice President - Chief Technology Officer
Vice President - Human Resources,	1X
Vice President - International

The Compensation Committee believes that these ownership expectations are an important tool in aligning the interests of the Company’s executives with the long-term interests of shareholders.

Equity Compensation Recovery Policy

In 2009, the Compensation Committee also established an equity compensation recovery policy. The Compensation Committee developed new equity award agreements for both performance-based restricted stock units and options granted in 2009 and beyond to permit the Company to recover all or any portion of Millipore shares delivered to the executive officer if (1) any action or inaction by the executive officer constituted grounds for termination for cause, or (2) the number of Millipore shares determined to be delivered was based on materially inaccurate financial statements or any other materially inaccurate financial information. The Company may, in its sole discretion, effect any such recovery by obtaining repayment directly from the executive officer, setting off the amount owed to it against any amount or award that would otherwise be granted by the Company to the executive officer, reducing any future compensation or benefit to the executive officer or any combination thereof.

Analysis of the Competitive Market

In determining executive officer compensation, the Compensation Committee compares all elements of compensation, including base salaries, cash awards and equity awards, both separately and in the aggregate, against the competitive market. In order to make this comparison, the Compensation Committee analyzes compensation levels and practices for executive officers holding comparable positions at target comparator group companies. The Compensation Committee defines the competitive market through a select group of peer companies in the life science industry. These companies are U.S. based publicly traded companies chosen for comparability to Millipore based on similar industry and in size with respect to number of employees, revenues and market capitalization (the “Comparables”).

Millipore’s position with respect to number of employees, revenues and market capitalization approximates the median of the Comparables, which consist of:

Beckman Coulter, Inc.

Bio-Rad Laboratories, Inc.

Charles River Laboratories International, Inc.

Life Technologies Corporation

Pall Corporation

PerkinElmer, Inc.

Sigma-Aldrich Corporation

Waters Corporation

Part III

This peer group is evaluated and approved by the Compensation Committee annually with input from both Management and the Compensation Committee’s compensation consultant. In addition to the Comparables, the Compensation Committee also reviews and evaluates market survey data from a broad range of companies of similar size in the life science, pharmaceutical and general industries, utilizing Radford Global Life Sciences and Towers Perrin Pharmaceutical & Biotechnology and Towers Perrin General Industry Databanks.

In addition to target and actual compensation amounts, the Compensation Committee, with assistance from its consultant, conducts a series of analyses to ensure the Company’s program is competitive, attractive to highly qualified executives, and consistent with sound corporate governance principles. Analyses conducted include compensation component mix to ensure a significant portion of total compensation is variable, subject to performance, and aligned with Company performance; share usage and dilution to measure the Company’s transfer of shareholder value to its executives; and carried interest or wealth accumulation analyses to compare the Company’s executives’ alignment with shareholders relative to the Comparables’ executives. In addition, the Compensation Committee conducts a comprehensive pay-for-performance analysis to assess the extent to which compensation and performance are appropriately correlated with annual and longer-term bases. This analysis examines the Company’s annual performance relative to the Comparables across a number of financial indicators. Additionally, the analysis compares the Company’s three-year total shareholder return relative to the Comparables and executive officer potential realizable gains from equity awards to ensure potential pay is aligned with Company performance. In 2009, the analysis demonstrated that both annual and longer-term compensation were strongly correlated with the performance of the Company.

Pay Positioning Philosophy – Targeted at the Market Median

The Compensation Committee intends that total target annual compensation for executive officers be targeted at the median of the market in which the Company competes for executive talent. Those target amounts subsequently may be adjusted upward or downward relative to market median as the Compensation Committee deems appropriate, based on actual Company and individual performance. Thus, the actual compensation for each executive officer may vary significantly based on corporate and individual performance.

Use of Annual Adjustments

The Compensation Committee determines annual compensation adjustments (salary, cash awards and equity awards) for executive officers at the Compensation Committee meeting held in February of each year after the Company has released earnings for the prior fiscal year. The Compensation Committee utilizes a total compensation approach and a consistent methodology and process each year in reviewing each element of total annual compensation. Using this total compensation approach, the Compensation Committee evaluates all elements of pay together when making total direct compensation determinations. This methodology includes a review of available market data from the Comparables and market surveys of a group of companies against which Millipore competes for executive talent and a comprehensive assessment of the extent to which total compensation correlates with Company performance. As a general matter, each executive officer’s annual and longer-term award amounts reflect the responsibility level, role impact, competitive compensation opportunities found at like positions in the competitive market, and performance, including the executive officer's demonstrated commitment to Millipore's corporate values.

In addition, the Compensation Committee establishes performance goals for the CEO for the forthcoming year and evaluates the CEO’s performance in meeting the Company's financial and strategic objectives. The Compensation Committee also considers recommendations from the CEO regarding total annual compensation for those executive officers reporting directly to him. The Compensation Committee intends that total target annual compensation be targeted at the market median, and then may be subsequently adjusted upward or downward as the Compensation Committee deems appropriate based on actual Company and individual performance.

As part of its total annual compensation review process to confirm that the objectives of the total annual compensation program are met, the Compensation Committee also reviews compensation tally sheets for all of the executive officers including the CEO. These tally sheets affix dollar amounts to all components of the CEO’s and the other executive officers’ compensation, including target total direct compensation (salary, cash and equity awards), deferred compensation, outstanding (granted but not yet vested) equity awards, benefits, and potential termination of employment scenarios, including retirement, change of control and severance payments. The tally sheets serve as a reference that allows the Compensation Committee to understand the total compensation delivered to executive officers each year and over a multi-year period.

Use of Compensation Consultants

The Compensation Committee’s review of total annual compensation is part of an ongoing management evaluation process that takes place throughout the year. The Compensation Committee has, for many years, retained the services of independent outside compensation consultants to provide assistance in establishing executive compensation guidelines and to provide guidance on matters related to CEO and other executive compensation, including compensation information; competitive trends; incentive awards; market survey data and other guidance on industry and executive compensation practices.

Part III

The Compensation Committee has sole hiring authority over the executive compensation consulting relationship, and routinely meets with the consultant without Management’s presence. In addition, only the Compensation Committee directs the activities and determines the assignments of the consultant with respect to executive compensation. The Compensation Committee has retained Watson Wyatt Worldwide (“Watson Wyatt,” now Towers Watson) to provide guidance on these matters for the 2009-2010 performance cycle. Watson Wyatt’s aggregate fees for providing such executive compensation services to the Compensation Committee in 2009 were $165,000.

During 2009, Watson Wyatt separately provided services to Millipore pertaining to its global pension plans. Outside the United States, Watson Wyatt performed actuarial valuations and related work to assist Millipore with the funding and accounting of its pension plans for certain of our foreign subsidiaries. Watson Wyatt also provided these services to Millipore in the US, but provided additional pension plan related services. These services included assisting Millipore in calculating plan benefits, disclosing plan information to participants, reporting plan information to various government agencies and entities, providing plan information to plan and company auditors, and preparing financial statements. Watson Wyatt’s aggregate fees for providing such services to the Company in 2009 were $350,000.

The decision to retain Watson Wyatt for executive compensation consulting services was made solely by the Compensation Committee after a thorough and independent evaluation process. The Compensation Committee will continue to evaluate the consulting services it receives to ensure that the guidance it receives will remain objective and independent.

Role of Executive Officers in the Compensation Process

The CEO participates in the compensation process by providing information to the Compensation Committee on the Company’s financial and strategic objectives. On an annual basis, the CEO determines and the Compensation Committee affirms the performance goals for those executive officers reporting directly to him. The CEO also evaluates the performance of those executive officers against the goals established and recommends total annual compensation adjustments for the executive officers, as appropriate, to the Compensation Committee. Other Millipore executive officers assist the Compensation Committee in establishing the agenda for Compensation Committee meetings, and providing information for those meetings, such as market information, proposals for share usage, and bonus pool funding for Compensation Committee review and approval. These executive officers also attend the “open” sessions of Compensation Committee meetings. The Compensation Committee regularly conducts executive sessions at each meeting which are “closed” and do not include members of management.

Establishment of Proper Pay Mix

The Compensation Committee believes that a substantial portion of the total compensation for executive officers should be variable and tied to performance in order to align compensation with measures that correlate with the creation of both near-term and longer-term shareholder value. Variable performance-based compensation, including both annual cash and equity awards, provides approximately 70% - 75% of target total annual compensation for the named executive officers other than the CEO, and approximately 80% - 85% of target total annual compensation for the CEO. This offers executive officers the opportunity to gain in the event of successful performance, paired with the possibility of reduced compensation in the absence of such success. At the same time, the Compensation Committee believes that it is critical to ensure the proper mix of variable and non-variable compensation offered by the Company to attract and retain highly qualified and high-performing executives in the competitive marketplace.

Application of Compensation Philosophy to 2009 Named Executive Officer Compensation

Millipore’s total annual compensation program for executive officers consists of three main elements that support the Compensation Committee’s objective of encouraging executive officers to maintain a desirable balance between short-term results and long-term strategic decisions necessary to sustain the Company’s business performance over time.

Compensation Element	Description	Alignment with Compensation Committee Objectives
Base Salary	Base salary is market-competitive and determined based on each executive’s experience, responsibilities and demonstrated performance.	Attract and retain highly qualified executives and provide merit adjustments to promote high business performance.

Part III

Annual Cash Awards	Annual cash payouts depend on individual performance and Company performance against annual operating targets.	Attract and retain highly qualified executives while rewarding near-term business performance.

Annual Equity Awards	Annual equity grant values are determined based on individual performance and retention objectives for each executive. Equity grants in 2009 were comprised of stock options that vest in equal installments over four years and restricted stock units that vest after three years, subject to performance-based requirements.	Attract and retain highly qualified executives while rewarding longer-term business performance and recognizing the value of longer-term strategic decisions. Align executive and shareholder interests.

Base Salary Compensation

The base salaries for executive officers, including the CEO, are reviewed annually by the Compensation Committee to ensure that they are commensurate with the executive’s experience, responsibilities and demonstrated performance in meeting the business objectives of the Company and are competitive against the market in which the Company competes for executive talent, with reference to base compensation opportunities for executive officers in the Comparables, the broader executive labor market, and internal equity considerations. In 2009, the Compensation Committee set base salaries for the named executive officers in view of the competitive market median, adjusted to reflect the responsibility level, role impact, performance, and the named executive officer’s demonstrated commitment to Millipore’s corporate values.

Annual Cash Awards

Annual cash payments to the executive officers and other employees of Millipore Corporation are awarded under the Millipore Incentive Plan (the “MIP”). This element of compensation is important in encouraging executive officers to meet corporate annual financial objectives and represents more than one-third of total target cash opportunity for the NEOs, and fifty percent of the CEO’s total target cash opportunity, which is comprised of salary plus the annual cash award payment. The MIP is designed to create an award pool, based on predetermined corporate annual financial and operational objectives (“Financial Performance Metrics”). These Financial Performance Metrics and their relative weight may change from year to year based on financial and strategic objectives of the Company. In 2009, the Financial Performance Metrics were comprised of revenue growth, operating profitability, free cash flow and Company performance relative to the Comparables, as well as Sartorius AG (“Sartorius”) and Thermo Fisher Scientific Inc. (“Thermo Fisher”) (the “MIP Comparables”). Sartorius and Thermo Fisher are not included in the compensation comparison because Sartorius is not a US company and Thermo Fisher is significantly greater in size than Millipore.

For 2009, the Compensation Committee evaluated each of these metrics, weighted equally. In establishing the goals and targets for the Financial Performance Metrics, the Compensation Committee utilizes a multi-year perspective based on 1) the Company’s past performance; 2) projected near-term growth in the context of continuous financial improvements required to realize its stated longer-term financial goals; and 3) the growth potential of the markets served by Millipore and the Comparables. These measures are generally non-GAAP, as certain non-recurring items, such as the impact of acquisitions, currency fluctuations, and significant restructuring actions are excluded in order to evaluate consistently year-over-year performance. The fourth Financial Performance Metric, relative performance of the Company, provides an external perspective and validation of the internal Financial Performance Metrics by measuring them relative to the performance of the MIP Comparables. The specific metrics include organic revenue growth (with and without acquisitions), earnings before interest and taxes (“EBIT”) margin, and free cash flow as a percent of net income. The Compensation Committee determined that Financial Performance Metrics established for 2009 represented annual improvements which were relatively difficult to attain and, if achieved, would position the Company to be among the leaders within the Comparables group. In 2010, the Compensation Committee reviewed the results of financial operations for 2009 and found that the Company achieved 138% of its targeted objectives relating to the Financial Performance Metrics. Similarly, the Compensation Committee determined that the Company had achieved 77% of its targets relating to the 2008 Financial Performance Metrics, and 71% of its targets relating to the 2007 Financial Performance Metrics.

In February 2009, the Compensation Committee determined that, for 2009 performance, the target cash award payout would be 75% of base salary for Mr. Mangeolle, 65% of base salary for Mr. Kershaw, 55% of base salary for Mr. Rudin, and 75% of base salary for Mr. Wagner, all with an upper limit of 150% of base salary. In addition, the Compensation Committee determined that the target cash award payout for Dr. Madaus would be 100%, with an upper limit of 200% of base salary. The upper limits for the executive officers and the CEO (150% and 200%, respectively), were the “Maximum” payouts permitted under the MIP for 2009. The overall cash award pool paid to our executive officers including the CEO is based solely on Company performance, defined in relation to the Financial Performance Metrics as “Target” (the expected level of performance); and “Minimum” (that level of performance below which no payment is made). If Company performance is below the Target performance, but above the Minimum, a partial cash award is payable; if Company performance exceeds Target, an additional cash award is payable. The actual cash payout will continue to depend on the actual performance of the Company and the participant’s performance in achieving individual goals and in all events is subject to the discretion of the Compensation Committee. The Compensation Committee may, in its sole discretion, adjust the participant’s cash award based on an assessment of individual performance.

Part III

Cash awards under the MIP are approved by the Compensation Committee in February of each year and relate to achievement of Company performance and personal goals for the prior year. At its meeting in February, 2010, the Compensation Committee determined the payments due for 2009 performance and approved the cash awards for the executive officers (paid in March 2010), which are the amounts set forth under the caption “Executive Compensation”—”Summary Compensation Table.”

Annual Equity Awards

The Compensation Committee utilizes annual awards of equity for the CEO and executive officer group, consisting of options and RSUs with performance-based requirements, under the terms of the Millipore Corporation 2008 Stock Incentive Plan (the “2008 Plan”), which became effective upon shareholder approval on May 8, 2008 (previous awards were granted under the terms of the “Millipore Corporation 1999 Stock Incentive Plan” (the “1999 Plan”)).1 The intent of equity compensation is to align more closely the interests of executive officers with those of the Company’s shareholders. A stock option is a form of equity award whereby all value in the award is associated with an increase in share value. A restricted stock unit is an unfunded and unsecured promise, denominated in shares of Millipore Common Stock, to deliver stock, or, in Millipore’s sole discretion, cash measured by the value of the stock in the future, subject to time-based vesting conditions or other criteria, such as the satisfaction of performance conditions and continued employment, as determined by the Compensation Committee.

Equity compensation is an important component of total compensation mix necessary to attract and retain well-qualified executive officers, and comprises approximately 55% of total compensation opportunity for the NEOs, excluding the CEO, and approximately 65% for the CEO. To the extent that longer-term growth of the Company increases, the value of both stock options and restricted stock units are expected to increase. For value to be realized from the stock option component of the stock award, the value of the underlying stock must increase. For value to be realized from the performance RSUs, the Company must achieve a threshold level of Company performance. In combination, restricted stock units and stock options provide an appropriate balance of retention and performance awards. Fifty percent of the total equity opportunity value is delivered in stock options, and fifty percent is delivered in performance-based restricted stock units. Delivery of annual equity awards thus are 100% performance based.

As noted above, the performance-based restricted stock units require a three year vesting period, thus encouraging longer-term decision making and continued employment by executive officers, and the number of shares ultimately issued by the Company will be subject to specific financial metrics, including the Company’s three year revenue compound annual growth rate and three year cumulative free cash flow generation. In particular, the Compensation Committee established a target award for each executive officer, to be earned if Millipore meets an established 100% target for the Company’s three year revenue compound annual growth rate and three year cumulative free cash flow generation. Ultimately, the number of shares of common stock that may be earned by the executive officer is subject to multiplication by a “payout percentage” for a range of results for each metric, ranging from a payout percentage of 25% to 150% of the target depending on the results of the Company’s three year revenue compound annual growth, and a payout percentage of 50% to 150% of the target depending on the results of the Company’s three year cumulative free cash flow generation. Performance targets were set and calibrated based on several variables, including an internal expectation for long-term growth, end market trends, external expectations of the comparables, and industry experts and analysts regarding the long term prospects and expectations of the industry. The Compensation Committee believes that use of performance-based restricted stock awards will ensure that executive officers have an incentive to achieve specific objectives that will enhance the Company’s financial results and that their pay will be closely tied to actual longer-term Company performance with the goal of increasing shareholder value in the Company.

The amount of option awards and the target payout of performance restricted stock unit awards are set annually by the Compensation Committee for the CEO, subject to Board review, and by the CEO (subject to approval of the Compensation Committee) for the other executive officers. Specific grants to individual executive officers, including the CEO, take into consideration 1) equity award opportunities for similar positions in the Comparables; 2) the performance of the executive officer; and 3) the longer-term potential of the executive officer, including potential succession. Additional considerations for determining individual awards include overall Company share usage and dilution levels, longer-term stock award plan accounting expense, and executive wealth accumulation and carried interest relative to internal and external benchmarks. The total dollar value of target equity compensation to be awarded to each executive officer, including the CEO, is approved by the Compensation Committee, subject to review by the Board of Directors and, once approved, converted into the appropriate number of options and 100% target amount of RSUs based on the value to be awarded. The number of 100% target RSUs awarded is determined using the grant date closing price of Millipore Stock on the date of approval and the number of options awarded is determined using the Black-Scholes option-pricing model applied to that same grant date closing price.

1	The Compensation Committee retains the authority under the 2008 Plan to issue equity awards to executive officers outside of the annual equity award cycle. In December 2009, the Compensation Committee approved an award of restricted stock units to Millipore’s CEO, Dr. Madaus. See “Grants of Plan-Based Awards.” Through five years (2005-2009) as CEO, Dr. Madaus led an organizational transformation which increased Millipore’s revenue nearly 90% and net income nearly 70%. Recognizing his value to the Company and its shareholders, the Compensation Committee approved an award of $5,000,000 in Restricted Stock Units as a retention grant, 100% to vest on December 15, 2014.

Part III

Awards of equity compensation in 2009 were made subject to the terms of the 2008 Plan. Under the terms of the 2008 Plan, the Compensation Committee determined the size and type of awards to be made and the terms and conditions applicable to those awards. The Board of Directors reviewed the recommendations of the Compensation Committee with respect to awards of equity compensation to the executive officers although the ultimate authority with respect to the award of such compensation resides with the Compensation Committee. The 2008 Plan provided that the exercise (base) price of stock options is the “Fair Market Value” of Millipore Stock at the time of grant, i.e., the closing price of a share of stock as reported on the NYSE on the date of the grant or, if the NYSE is closed on that day, the next preceding day on which it was open.

Deferred Compensation

The Millipore Corporation 2000 Deferred Compensation Plan for Senior Management (the “Deferred Compensation Plan”) provides that certain members of senior management may elect, under terms provided by the Deferred Compensation Plan, to defer payment of a portion of the following calendar year’s MIP award, if any, and a portion of base salary compensation (not to exceed 50%), until retirement, termination of employment or the passage of a period of time (not less than three years), except allowable withdrawal of funds in the event of an unforeseeable emergency. The Deferred Compensation Plan was amended in 2008 to ensure compliance with Section 409A of the Internal Revenue Code and is subject to the restrictions and limitations imposed by Section 409A. Cash awards under the MIP received in 2010 are eligible for deferral under the Deferred Compensation Plan, provided that the participants elected to defer such amounts at least six (6) months before the end of the performance period. Amounts deferred under the Deferred Compensation Plan remain assets of the Company and subject to the claims of creditors in the event of the Company’s insolvency. A participant may elect to invest amounts deferred among substantially all of the investment vehicles available to participants in the Company’s savings (Section 401(k)) plan, except that the Company does not provide any “matching” contributions for amounts deferred under the Deferred Compensation Plan.

Other Millipore Benefit Plans

The Company offers health and welfare programs, including medical, dental, vision, life insurance and accidental death and disability insurance, to all eligible U.S. employees. All executive officers are eligible to participate in these programs on the same basis as other employees.

The Company also provides a retirement program for eligible U.S. employees in the form of a tax-qualified defined contribution plan (“Savings Plan”), a component of the Millipore Corporation Employee’s Participation Plan and Savings Plan, i.e., a 401(k) plan. The Company’s tax-qualified defined contribution plan (“Participation Plan”), another component of the Millipore Corporation Employee’s Participation Plan and Savings Plan, and the Retirement Plan for Employees of Millipore Corporation, a tax-qualified defined benefit “floor” plan (“Retirement Plan”) were frozen effective December 31, 2006. Thus, the Company discontinued annual contributions under the Participation Plan and benefit accruals under the Retirement Plan on January 1, 2007. Executive officers are also eligible to participate in the Company’s Supplemental Savings and Retirement Plan for Key Employees of Millipore Corporation to provide executive officers with benefits that would otherwise be lost by reason of restrictions imposed by the Internal Revenue Code, limiting the amount of compensation which may be deferred under tax-qualified plans. See “Executive Compensation” – “Pension Benefits” for a further description.

Perquisites

The Company does not generally offer perquisites for the exclusive benefit of executive officers, but does provide payment of less than $10,000 to each executive officer for financial counseling services, including tax preparation and retirement planning services. The Compensation Committee and the Company believe that providing this benefit to executive officers is reasonable and consistent with Millipore’s overall executive compensation program, and helps to enhance the value of the total compensation delivered to each officer through their better understanding of the various programs.

Severance and Change in Control Agreements

As part of its comprehensive assessment of the Millipore total compensation program in 2007, the Compensation Committee evaluated existing severance and termination agreements. Similar to other elements of compensation, Watson Wyatt assisted the Compensation Committee by providing market data relevant to specific plan provisions. As a result of the assessment, and consistent with the Company’s philosophy of targeting the market median for total direct compensation, the Company entered into new severance and termination agreements with the CEO and all executive officers reflecting this competitive positioning. See “Potential Payments Upon Termination or Change of Control.”

Part III

The Compensation Committee reviews annually the potential payments to executive officers under the severance and change in control Agreements as part of its overall evaluation of total annual compensation.

Tax Implications of Deductibility of Pay

In general and to the extent practicable, the Compensation Committee intends all payments to be tax deductible under Section 162(m) of the Internal Revenue Code. Section 162(m) places a limit of $1,000,000 (with certain exclusions) on the amount of compensation that may be deducted by the Company in any year with respect to certain executive officers that qualify as “covered employees” as defined by Section 162(m). In order to retain maximum flexibility in administering the compensation program and to pay competitive compensation reflecting the business dynamics of the markets the Company serves, and to reward executives appropriately, the Company may make payments that do not satisfy the deductibility requirements of Section 162(m) of the Internal Revenue Code.

The Company has amended its non-qualified deferred compensation benefit plans to ensure compliance with Section 409A and it is intended that, pursuant to such amendments, non-qualified deferred compensation benefits comply with Section 409A. Section 409A of the Internal Revenue Code generally provides that unless a “nonqualified deferred compensation plan” complies with various rules regarding the timing of deferrals and distributions, all amounts deferred under the plan for the current year and all previous years become immediately taxable, plus a 20% penalty tax, to the extent the compensation is not subject to a “substantial risk of forfeiture” and has not previously been included in gross income.

Conclusion

The Compensation Committee has determined that the total compensation package provided to all Millipore executive officers, including the CEO, is reasonable and serves the best interests of the Company in attracting and retaining senior executives; promotes the achievement of corporate strategic and operational goals; and is aligned with shareholder value appreciation over time.

Report of the Management Development and Compensation Committee

The Management Development and Compensation Committee has furnished the following report with respect to the Compensation Discussion and Analysis of Executive Compensation (“CD&A”) provided above.

The Compensation Committee has reviewed and discussed with management the matters discussed in the CD&A. Based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this Amendment No.1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Karen E. Welke, Chairperson of the Committee

Maureen A. Hendricks

Mark Hoffman

John F. Reno

Part III

Executive Compensation

The following table sets forth all cash compensation as well as certain other compensation paid or accrued through March 15, 2010 to the Chief Executive Officer, the Chief Financial Officer, and the next three most highly compensated executive officers for services rendered in all capacities to Millipore and its subsidiaries during Millipore’s fiscal year ended December 31, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Martin D. Madaus Chairman; President and Chief Executive Officer	2009	947,404	6,749,979	1,769,908	1,308,933	19,065	103,001	10,898,290
	2008	850,962	1,500,026	2,162,520	655,666	26,264	77,561	5,272,999
	2007	742,307	1,359,620	1,280,756	488,000	–	59,647	3,930,330

Charles F. Wagner, Jr. Vice President, Chief Financial Officer	2009	421,301	474,988	480,405	616,971	–	44,611	2,038,276
	2008	375,587	412,519	396,467	217,096	–	40,749	1,442,418
	2007	292,772	492,888	469,295	206,902	–	41,583	1,503,440

Jean-Paul Mangeolle Vice President, President of Bioprocess Division	2009	396,561	449,967	455,120	580,741	–	34,474	1,916,863
	2008	364,716	500,031	480,568	56,217	–	39,062	1,440,594
	2007	335,462	420,268	395,884	189,657	–	42,815	1,384,086

Peter C. Kershaw Vice President, Global Supply Chain	2009	338,623	424,946	429,834	350,868	3,098	36,053	1,583,422
	2008	311,510	424,972	408,468	156,050	4,176	34,419	1,339,595
	2007	292,680	420,268	395,884	166,000	–	46,425	1,321,257

Jeffrey Rudin Vice President and General Counsel	2009	359,283	249,975	252,838	322,639	–	36,389	1,221,124

Part III

Footnotes to Summary Compensation Table

(1)	Includes amounts deferred pursuant to Section 401(k) of the Internal Revenue Code during the identified fiscal year.
(2)	Amounts in the “Stock Awards” column represent the aggregate grant date fair value of performance restricted stock units, based upon the probable outcome of the performance-based vesting conditions (100% of the target vesting amount) and computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The aggregate grant date fair value of the performance restricted stock units for Dr. Madaus, Mr. Wagner, Mr. Mangeolle, Mr. Kershaw, and Mr. Rudin, assuming the highest level of performance conditions will be achieved, is $2,625,000, $712,482, $674,951, $637,419, and $374,963, respectively. See “Summary of Significant Accounting Policies - Stock-based Compensation” note to the Consolidated Financial Statements included in Millipore’s Annual Report on Form 10-K for the applicable fiscal year for a discussion of the relevant assumptions used to account for these awards.
(3)	Amounts in the “Option Awards” column represent the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. See “Summary of Significant Accounting Policies - Stock-based Compensation” note to the Consolidated Financial Statements included in Millipore’s Annual Report on Form 10-K for the applicable fiscal year for a discussion of the relevant assumptions used to account for these awards.
(4)	Amounts set forth for 2009 indicate amounts paid in 2010 under the Millipore Incentive Plan for the achievement of corporate performance and the participant’s performance in achieving individual goals as part of total financial and corporate objectives in the prior year. See “Compensation Discussion and Analysis of Executive Compensation” and “Grants of Plan-Based Awards.”
(5)	In 2009, Dr. Madaus had an aggregate increase in the actuarial present value of the accumulated benefit payable under the Retirement Plan for Employees of Millipore Corporation (“Retirement Plan”), a tax-qualified defined benefit plan, and the Supplemental Savings and Retirement Plan for Key Salaried Employees of Millipore Corporation, a non-qualified supplemental plan to permit certain key salaried employees designated by the Board of Directors to receive benefits from Millipore equal to the benefits such employees would be entitled to receive from the 401(k) Plan except for restrictions imposed by the Internal Revenue Code limiting the amount of compensation which may be deferred under tax-qualified plans. On October 26, 2006, Millipore’s Board of Directors approved amendments to the Retirement Plan and Participation Plan to discontinue annual contributions under the Participation Plan and benefit accruals under the Retirement Plans on January 1, 2007. See “Pension Benefits.”
(6)	2009 amounts for Dr. Madaus, Mr. Wagner, Mr. Mangeolle, Mr. Kershaw and Mr. Rudin include: (a) a Company “matching” contribution on compensation deferred pursuant to its tax-qualified plan under Section 401(k) of the Internal Revenue Code of $14,700; and (b) total amounts deferred under the Company’s non-qualified supplemental defined contribution and savings plans to provide certain executives with benefits that would otherwise be lost by reason of restrictions imposed by the Internal Revenue Code limiting the amount of compensation which may be deferred under tax-qualified plans: $81,494, $23,604, $12,467, $14,980 and $15,381, respectively. For additional information see “Non-Qualified Deferred Compensation” table. Also included are payments of less than $10,000 for financial planning and tax preparation services provided to each executive officer. See “Compensation Discussion and Analysis of Executive Compensation” – “Perquisites.”

Part III

Grants of Plan-Based Awards

The following table provides information concerning awards of equity compensation (restricted stock units and non-qualified stock options) to the named executive officers during the fiscal year ended 2009 and the range of potential payouts of annual cash incentive awards established in 2009 under the terms of the Millipore Incentive Plan. Incentive cash awards were paid in March 2010 for achievement of corporate and personal goals in 2009. For information on the cash awards paid in 2010 for 2009 performance, see “Summary Compensation Table – Non-Equity Incentive Plan Compensation.”

	Grant Date(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)(4)	All Other Option Awards: Number of Securities Underlying Options (#)(5)	Exercise or Base Price of Option Awards ($/Sh)(6)	Exercise or Base Price of Option/ Awards on Date of Grant ($/Sh)(7)	Grant Date Fair Value of Options or Awards ($)
Name		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Martin D. Madaus	N/A	–	925,000	1,850,000	–	–	–
	2/11/2009								118,086	58.46	58.46	1,769,908
	2/11/2009				0	29,935	44,903					1,750,000
	12/15/2009							69,920				4,999,979

Charles F. Wagner, Jr.	N/A	–	309,163	618,326	–	–	–
	2/11/2009								32,052	58.46	58.46	480,405
	2/11/2009				0	8,125	12,188					474,988

Jean-Paul Mangeolle	N/A	–	289,540	579,080	–	–	–
	2/11/2009								30,365	58.46	58.46	455,120
	2/11/2009				0	7,697	11,546					449,967

Peter C. Kershaw	N/A	–	214,494	494,986	–	–	–
	2/11/2009								28,678	58.46	58.46	429,834
	2/11/2009				0	7,269	10,904					424,946

Jeffrey Rudin	N/A	–	192,202	524,188	–	–	–
	2/11/2009								16,689	58.46	58.46	252,838
	2/11/2009				0	4,276	6,414					249,975

(1)	The date the Board of Directors approved the recommendations of the Compensation Committee with respect to awards of equity incentive compensation (restricted stock units and stock options) for executive officers and all other employees.
(2)	The amounts shown reflect the potential range of payouts in 2010 based on overall corporate performance for 2009, subject to rounding. In February 2009, the Compensation Committee determined that, for 2009 performance, the target cash award payout would be 100% of base salary for Dr. Madaus, 75% of base salary for Messrs. Wagner and Mangeolle, 65% of base salary for Mr. Kershaw, and 55% of base salary for Mr. Rudin. In addition, the Compensation Committee determined that the maximum cash award payout would be 200% of base salary for Dr. Madaus and 150% of base salary for the other NEOs. For amounts paid in March 2010, see “Summary Compensation Table – Non-Equity Incentive Plan Compensation.”
(3)	The amounts shown reflect the potential range of performance restricted stock units that may be granted in 2012 based on overall corporate performance from 2009 through 2011. The target and maximum number of performance restricted stock units for Dr. Madaus, Mr. Wagner, Mr. Mangeolle, Mr. Kershaw and Mr. Rudin were determined in February 2009. Restricted stock units are payable in stock, or, in Millipore’s sole discretion, cash measured by the value of the stock, on the date the units vest. Vesting of performance restricted stock units may accelerate due to certain events relating to termination of employment pursuant to the terms of the award and/or the terms of the applicable executive’s termination or severance agreement. See “Potential Payments Upon Termination or Change of Control.”

Part III

(4)	The amount shown reflects the number of restricted stock units granted Dr. Madaus on December 15, 2009 that vest 100% on December 15, 2014.
(5)	The amounts shown reflect the number of stock options granted to each of the named executive officers. Stock options granted in 2009 are exercisable in annual cumulative increments of 25% beginning on the first anniversary of the date of grant. All options expire 10 years after the date of grant. Vesting of stock options may accelerate due to certain events relating to termination of employment. See “Potential Payments Upon Termination or Change of Control.”
(6)	Awards of equity compensation in 2009 were made subject to the terms of the 2008 Plan. The 2008 Plan provided that the exercise (base) price of stock options is the “Fair Market Value” of Millipore Stock at the time of grant, i.e., the closing price of a share of stock as reported on the NYSE on the date of the grant or, if the NYSE is closed on that day, the next preceding day on which it was open.
(7)	The exercise price shown is the closing price of Millipore Common Stock on the effective date of the grant.

Part III

Outstanding Equity Awards at December 31, 2009

The following table contains certain information with respect to the value of all unexercised or unvested equity awards (stock options and restricted stock units) previously awarded to the NEOs during 2009 pursuant to the Millipore Corporation 2008 Stock Incentive Plan and during prior years pursuant to the Millipore Corporation 1999 Stock Incentive Plan.

	OPTION AWARDS(1)					STOCK AWARDS(2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Martin D. Madaus	12/15/2009	–	–	–	–	69,920	5,058,712
	2/11/2009	–	118,086	58.46	02/11/2019	29,935	2,165,797
	2/14/2008	30,091	90,273	68.05	2/14/2018	22,043	1,594,811
	2/25/2007	–	–	–	–	18,272	1,321,979
	2/15/2007	24,693	24,692	74.63	2/15/2017	–	–
	2/15/2006	37,500	12,500	66.79	2/15/2016	–	–
	1/1/2005	150,000	–	49.81	1/1/2015	–	–

Charles F. Wagner, Jr.	02/11/2009	–	32,052	58.46	02/11/2019	8,125	587,844
	2/14/2008	5,517	16,550	68.05	2/14/2018	6,062	438,586
	8/15/2007	1,466	1,465	73.10	8/15/2017	1,026	74,231
	2/25/2007	–	–	–	–	5,648	408,633
	2/15/2007	7,633	7,632	74.63	2/15/2017	–	–
	2/15/2006	10,045	3,348	66.79	2/15/2016	–	–
	12/1/2004	33,250	–	48.72	12/1/2014	–	–
	2/12/2004	45,000	–	51.99	2/12/2014	–	–

Jean-Paul Mangeolle	2/11/2009	–	30,365	58.46	2/11/2019	7,697	556,878
	2/14/2008	6,687	20,061	68.05	2/14/2018	7,348	531,628
	2/25/2007	–	–	–	–	5,648	408,633
	2/15/2007	7,633	7,632	74.63	2/15/2017	–	–
	10/20/2005	13,500	–	60.85	10/20/2015	–	–
	12/1/2004	15,000	–	48.72	12/1/2014	–	–
	2/12/2004	14,000	–	51.99	2/12/2014	–	–

Peter C. Kershaw	2/11/2009	–	28,678	58.46	2/11/2019	7,269	525,912
	2/14/2008	–	17,051	68.05	2/14/2018	6,245	451,826
	2/25/2007	–	–	–	–	5,648	408,633
	2/15/2007	3,817	7,632	74.63	2/15/2017	–	–

Part III

	OPTION AWARDS(1)					STOCK AWARDS(2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
	2/15/2006	10,715	3,571	66.79	2/15/2016	–	–
	2/12/2004	15,000	–	51.99	2/12/2014	–	–

Jeffrey Rudin	2/11/2009	–	16,869	58.46	02/11/2019	4,276	309,369
	2/14/2008	4,013	12,036	68.05	02/14/2018	4,409	318,991
	2/25/2007	–	–	–	–	3,987	288,459
	2/15/2007	5,388	5,387	74.63	02/15/2017	–	–
	2/15/2006	9,456	3,152	66.79	2/15/2016	–	–
	12/1/2004	32,500	–	48.72	12/1/2014	–	–
	2/12/2004	40,000	–	51.99	2/12/2014	–	–
	12/5/2001	73,509	–	53.90	12/5/2011	–	–

(1)	The Compensation Committee determines the size and type of awards of stock options granted to each participant and sets forth the terms, conditions and limitations applicable to the awards. Dr. Madaus and Mr. Mangeolle were the only executive officers named in the Summary Compensation Table who were granted stock options in 2005. Equity incentive adjustments for 2005 for all other executive officers occurred in December 2004. Except with respect to stock options granted in 2004, stock options granted become exercisable in annual cumulative increments of 25% commencing on the first anniversary of the date of grant. Stock options granted in 2004 become exercisable as follows: 50% on the date of grant; 25% on the third anniversary of the date of grant and 25% on the fourth anniversary of the date of grant. All stock options expire no later than 10 years after the date of grant.
(2)	Restricted stock units granted prior to 2007 vest as follows: 20% on the first anniversary of the date of grant; 30% on the second anniversary of the date of grant and 50% on the third anniversary of the date of grant. Restricted stock units granted on February 25, 2007 vest 100% on February 15, 2010. All restricted stock units granted in 2007 and 2008, with the exception of those granted on February 25, 2007, vest 100% on the third anniversary of the date of grant. Restricted stock units are payable in stock, or cash, at the sole discretion of Millipore, measured by the value of the stock on the date the units vest. Dr. Madaus was awarded 7,756 shares of restricted stock upon his employment by the Company on January 1, 2005. All shares of restricted stock awarded to Dr. Madaus in 2005 vested on January 1, 2009. Upon his appointment as Vice President and CFO of Millipore in August 2007, Mr. Wagner was awarded 1,026 shares of restricted stock. The market value of the shares of restricted stock units has been determined by multiplying the number of shares/units by the closing price of Millipore Common Stock on December 31, 2009 ($72.35).

Part III

Aggregate Option Exercises and Stock Vested in Fiscal Year 2009

The following table shows, as to those executive officers of Millipore listed in the Summary Compensation Table above, information with respect to stock options exercised during 2009, and vesting of restricted stock units awarded in 2009 and prior years under the Millipore Corporation 1999 Stock Incentive Plan and 2008 Stock Incentive Plan.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Martin D. Madaus	–	–	16,089	902,736

Charles F. Wagner, Jr.	–	–	2,232	134,768

Jean-Paul Mangeolle	–	–	–	–

Peter C. Kershaw	17,500	349,582	2,381	143,765

Jeffrey Rudin	–	–	2,101	126,858

(1)	Measured by the difference between the exercise price of the option and the fair market value of Millipore Common Stock on the date of exercise (prior to the payment of taxes).
(2)	The value of restricted stock units is determined by multiplying the number of restricted stock units by the closing price of Millipore Common Stock on the date the restricted stock units vest.

Pension Benefits

The table below shows the estimated annual benefits payable in 2009 under the Retirement Plan for Employees of Millipore Corporation (“Retirement Plan”), a tax-qualified defined benefit “floor” plan and the Supplemental Savings and Retirement Plan for Key Employees of Millipore Corporation (“SSRP”), a non-qualified plan.

As previously disclosed, on October 26, 2006, Millipore’s Board of Directors approved amendments to the Retirement Plan and Participation Plan to freeze benefits under the Retirement Plan effective December 31, 2006 and to discontinue annual contributions to the Participation Plan on January 1, 2007. As of December 31, 2006, Participants were 100% vested in their benefits under the Participation Plan and the Retirement Plan. The amendments also effectively froze certain benefits under the Supplemental Retirement Plan (a component of the SSRP) effective December 31, 2006. Due to the benefit freeze under the Retirement Plan and Supplemental Retirement Plan, compensation and service earned by employees after December 31, 2006 does not affect their frozen benefits. In addition, changes in account balances under the Participation Plan subsequent to December 31, 2006 do not affect employees’ frozen benefits under the Retirement Plan and Supplemental Retirement Plan.

As part of the amendments to the Retirement Plan and Participation Plan, all participants, including the named executive officers, were provided a one-time final opportunity in 2007 to transfer account balances in the Participation Plan to the Retirement Plan for the purpose of purchasing an additional benefit under the terms of the Retirement Plan. This transfer option did not apply to the Supplemental Retirement Plan. The amendments also prohibited, with the exception of the final one-time transfer opportunity, participants, including the named executive officers, from transferring account balances in the Participation Plan to the Retirement Plan in the future. None of the named executive officers elected to make this transfer.

The Retirement Plan is a tax-qualified defined benefit “floor” plan which is designed to coordinate with the benefits available to participants under the Participation Plan, a tax-qualified defined contribution plan, to provide a minimum level of retirement benefits to eligible U.S. employees. U.S. employees were eligible to participate in the Retirement Plan after one year of service with Millipore and had a fully vested and non-forfeitable interest in his accrued benefit under the Retirement Plan upon completion of five years of service. U.S. employees were eligible to participate in the Participation Plan and to receive annual Millipore contributions after two years of service with Millipore.

An eligible employee receives benefits under the Retirement Plan to the extent that the benefits under the Participation Plan are inadequate to provide the minimum level of benefits specified by the Retirement Plan. The minimum level of benefit under the Retirement Plan is based on the following formula: 30% of average compensation, plus 13.5% of average compensation in excess of covered compensation, multiplied by the ratio of years of service over 30, not to exceed 1.

Part III

To determine the benefit, if any, payable from the Retirement Plan, the minimum benefit determined above is offset by the annuity equivalent of the Participation Plan account balance. Average compensation reflects the highest average compensation over a consecutive five-year period in the 15 years preceding retirement (which compensation is computed in the same manner as the cash compensation amounts set forth in the Summary Compensation Table).

The Retirement Plan provides for unreduced retirement at age 62 with at least 10 years of service, and for reduced retirement benefits after age 55 with at least 10 years of service. The benefit is reduced by 6% for each year that commencement of retirement precedes age 62. In addition, participants with vested benefits may receive the actuarial equivalent of their vested benefit at any time following termination.

Dr. Madaus is eligible to receive a benefit from the Retirement Plan and the Supplemental Retirement Plan because he has not met the eligibility requirements for participation in the Participation Plan and the Supplemental Savings Plan (the “Supplemental Savings Plan” is a supplemental unfunded non-qualified deferred compensation plan, and is a component of SSRP). Mr. Kershaw is eligible to receive a benefit from the Retirement Plan and the Supplemental Retirement Plan because the Participation Plan and Supplemental Savings Plan do not provide the minimum level of benefit as defined in the Retirement Plan and the Supplemental Retirement Plan. For Mr. Wagner, Mr. Mangeolle and Mr. Rudin, the benefit under the Participation Plan and the Supplemental Savings Plan exceeds the minimum benefit under the Retirement Plan and the Supplemental Retirement Plan; thus no benefit is payable from the Retirement Plan or the Supplemental Retirement Plan.

The benefits set forth in the Table below represent the value of the benefit payable under the Retirement Plan and the Supplemental Retirement Plan based on the assumptions noted below.

Retirement Plan and Supplemental Retirement Plan Annual Benefits and Payments

Name	Plan Name	Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payment During The Last FY ($)
Martin D. Madaus	Retirement Plan	2.0	32,575	—
	Supplemental Retirement Plan	2.0	150,593	—
Charles F. Wagner, Jr.	Retirement Plan	4.0	—	—
	Supplemental Retirement Plan	4.0	—	—
Jean-Paul Mangeolle	Retirement Plan	8.7	—	—
	Supplemental Retirement Plan	8.7	—	—
Peter C. Kershaw	Retirement Plan	2.9	30,290	—
	Supplemental Retirement Plan	2.9	4,460	—
Jeffrey Rudin	Retirement Plan	10.1	—	—
	Supplemental Retirement Plan	10.1	—	—

(1)	The “Present Value of Accumulated Benefit” is the lump-sum value of the annual pension benefit earned as of December 31, 2009 payable under a plan for the executive’s life beginning on the date on which the named executive officer may commence an unreduced pension under the respective plan, reflecting current credited service, current Five Year Average Compensation, and current statutory benefit and pay limits. Certain assumptions were used to determine the estimated lump-sum values: (a) FAS 87 Measurement Date, December 31, 2009; (b) Discount Rate, 5.75%; (c) Mortality, RP-2000 mortality with separate rates for males and females projected to 2010; (d) Earliest unreduced retirement age, 62; (e) The annuity equivalent of the Participation Plan benefit is defined in that Plan and is based on an 8.5% interest rate and UP84 mortality, subsequent to age 65. These assumptions are consistent with those used for financial statement purposes under FAS 87 except that the named executive officer is assumed to continue to be employed until the assumed retirement age (i.e., there will be no assumed termination for any reason, including death or disability). The years of credited services were frozen as of December 31, 2006.

Part III

Non-Qualified Deferred Compensation

The following table provides information on compensation deferred by the named executive officer into the Supplemental Savings Plan portion of SSRP and the Millipore Corporation 2000 Deferred Compensation Plan for Senior Management (“Deferred Compensation Plan”).

Millipore maintains the Supplemental Savings Plan to provide certain “key” employees with the opportunity to defer compensation that such employees would otherwise not be entitled to defer under the tax-qualified plans due to the limitations and restrictions imposed by the Internal Revenue Code of 1986, as amended (the “Code”) limiting the amount of compensation that may be deferred under the Company’s tax-qualified plans. The Supplemental Savings Plan allows for supplemental salary deferrals and provides employer “matching” contributions for those deferrals, subject to certain limits. Participant-directed notional investments include substantially all of the investment vehicles provided under the Company Savings Plan (including a Millipore Stock Fund). Executive officers subject to Section 16 of the Securities Exchange Act of 1934, as amended, may not effect an intraplan transfer of Millipore Common Stock (including deferred compensation stock units) more than once in any six month period. In the event of a participant’s separation from service, distributions from the Supplemental Savings Plan are made on the basis of the participant’s form of payment election, in compliance with applicable restrictions and limitations imposed by Section 409A of the Internal Revenue Code.

The Deferred Compensation Plan provides that certain members of senior management could elect to defer all or a portion of the MIP performance award (including cash awards received in 2010 for fiscal 2009 performance), if any, and a portion of base compensation (not to exceed 50%), until retirement, separation of service or the passage of a period of time (not less than three years), except that withdrawal of funds is permitted in the event of an unforeseeable emergency, subject to such limitations as may be imposed by Section 409A of the Code. Amounts deferred under the Deferred Compensation Plan and the Supplemental Savings Plan remain assets of the Company and subject to the claims of creditors in the event of the Company’s insolvency. A participant may elect to notionally invest amounts deferred among substantially all of the investment vehicles available to participants in the Company’s Savings Plan, with the exception of the Millipore Stock Fund. The Company does not provide any “matching” contributions for amounts deferred under this plan.

Compensation deferred by executive officers under either the Supplemental Savings Plan or the Deferred Compensation Plan is included as “Salary” in the “Summary Compensation Table” in the year in which the compensation is earned.

Nonqualified Deferred Compensation

Name	Plan	Executive Contribution in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate withdrawals / distributions ($)	Aggregate Balance at Last FYE ($)(4)
Martin D. Madaus	Supplemental Savings Plan	96,194	81,494	69,596	—	529,824
	Deferred Compensation Plan	—	—	132,892	—	662,872
Charles F. Wagner	Supplemental Savings Plan	58,554	23,604	87,450	—	307,251
	Deferred Compensation Plan	—	—	—	—	—
Jean-Paul Mangeolle	Supplemental Savings Plan	40,018	12,467	155,874	—	586,144
	Deferred Compensation Plan	—	—	—	—	—
Peter C. Kershaw	Supplemental Savings Plan	95,252	14,980	99,543	—	356,524
	Deferred Compensation Plan	—	—	19,420	—	77,928
Jeffrey Rudin	Supplemental Savings Plan	75,202	15,381	161,855	—	759,613
	Deferred Compensation Plan	—	—	—	—	—

Part III

(1)	Amounts shown have been included in the column “Salary” in the Summary Compensation Table.
(2)	Amounts shown have been included in the column “All Other Compensation” in the Summary Compensation Table.
(3)	Amounts shown reflect aggregate investment returns credited to each participant’s deferred compensation account as of December 31, 2009. Distributions from the Supplemental Savings Plan and the Deferred Compensation Plan are in the form of a lump sum or installment payments, subject to the limitations of Section 409A of the Code.
The Supplemental Savings Plan is comprised of substantially all of the participant-directed investment vehicles provided under the Savings Plan; earnings (investment gains/losses) are calculated using the methodology described above. Participant accounts in the Millipore Stock Fund through the Supplemental Savings Plan are credited with deferred compensation stock units (in lieu of shares of Millipore Common Stock) on the last business day of each month, based on the average closing price of Millipore Common Stock during that month.
Following are the participant-directed investment vehicles provided under the Supplemental Savings Plan, and the annual rate of return for each fund for 2009: T. Rowe Price Summit Cash Reserves Fund, 0.30%; PIMCO Total Return, 13.87%; American Funds Europacific Growth Fund, 39.13%; T. Rowe Price Balanced Fund, 28.28%; PIMCO Real Return Fund, 18.99%; Dodge and Cox Stock Fund, 31.27%; T. Rowe Price Growth Stock Fund, 43.25%; T. Rowe Price Mid-Cap Value Fund, 46.68%; Oppenheimer Developing Markets, 81.73%; Royce Low Price Stock Fund, 53.58%; Third Avenue Real Estate Value Fund, 38.62%; Vanguard Institutional Index Fund, 26.63%; JPMorgan Capital Growth Fund, 42.93%; Baron Growth Fund, 32.24%, and Millipore Stock Fund, 40.43%. The overall Supplemental Savings Plan rate of return was 36% for 2009.
The Deferred Compensation Plan provides the same participant-directed investment selections as are provided in the Supplemental Savings Plan, with the exception of the Millipore Stock Fund, which is not available under the Deferred Compensation Plan. The calculation of earnings is based on the same methodology described for the Supplemental Savings Plan.
(4)	Aggregate balances for Dr. Madaus, Mr. Wagner, Mr. Mangeolle, Mr. Kershaw, and Mr. Rudin include amounts of $1,034,060, $211,502, $266,974, $275,933 and $90,583, respectively, which were reported as compensation in the Summary Compensation Table for 2009 and for prior years in which the executive officer was a named executive officer.

Potential Payments Upon Termination or Change of Control

The tables below reflect the amount of compensation that would be paid to each of the NEOs of the Company in the event of termination of such executive’s employment for the following reasons: involuntary for cause; involuntary without cause/voluntary for good reason; involuntary without cause with a change in control (referred to in the tables below as “involuntary without cause (with CIC)”); disability; death and voluntary resignation or retirement. The amounts shown assume that termination of the executive officer’s employment was effective as of December 31, 2009, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company. Equity values reflect the in-the-money value using a $72.35 share price, the price of Millipore Common Stock on December 31, 2009.

Part III

Executive Termination Agreements. The Executive Termination Agreement provides that if an impending change of control (as defined in the Executive Termination Agreement) occurs, the executive agrees to remain employed by the Company through the period ending 180 days following the occurrence of any change of control (as defined in the Executive Termination Agreement) or, if earlier, the date on which the Board determines that there is no longer any threat or likelihood of a change of control. Generally, no benefits are payable under the Executive Termination Agreement unless a change of control occurs. If the executive is terminated without cause or terminates with good reason during an impending change of control, the termination will be deemed to have occurred following a change in control if the termination or the circumstances giving rise to good reason are at the direction of a person or entity central to the impending change of control, as defined in the Executive Termination Agreement. The Executive Termination Agreement provides that in the event of the executive’s termination of employment within two years following a change of control, unless such termination is by the Company for cause, due to the executive’s disability, by reason of the executive’s death, or by the executive without good reason (each as defined in the Executive Termination Agreement), the executive is entitled to the following payments and benefits:

■	a lump sum severance amount equal to 3.00 (2.00, in the case of all NEOs other than the Chief Executive Officer) times the sum of (1) the current base salary, plus (2) the greater of (a) the average actual bonus earned in respect of the three most recently completed years prior to termination of employment and (b) the target annual bonus for the year in which the termination of employment occurs;
■	a pro-rata target annual bonus for the year in which termination of employment occurs; and
■	continuation of the Company’s standard group employee insurance coverages (e.g., health, dental, disability and life) for the executive and his family for a period of three years (two years for all NEOs other than the Chief Executive Officer), or, if earlier, until the date that the executive receives from another employer not less favorable benefits

The Executive Termination Agreement provides that upon a change of control, unvested equity accelerates only upon a “double trigger” where the executive must be terminated without cause or terminate with good reason. In the event that the surviving corporation or acquiring company refuses to assume or replace outstanding equity, all outstanding stock options become fully vested and immediately exercisable and all restrictions on restricted stock shall lapse. In addition, the executive receives a full gross-up payment for any excise tax imposed under Section 4999 of the Internal Revenue Code, and any taxes, interest and penalties imposed with respect to such excise tax, such that the executive is placed in the same after-tax position as he would have been in had no excise tax been imposed.

Officer Severance Agreements. The Officer Severance Agreements provide the executives with certain severance benefits in the event of a termination of employment in the absence of a change of control. An officer cannot receive duplicate benefits under both the Executive Termination Agreement and the Officer Severance Agreement. In the event of the executive’s termination of employment by the Company other than for cause and other than due to the executive’s death or disability, the executive is entitled to the following payments and benefits:

■	an amount equal to 2.00 (in the case of all NEOs other than the Chief Executive Officer, the severance multiple will be the sum (but not more than 2.00) of (1) one plus (2) the quotient obtained by dividing the number of the executive’s full years of service as of the date of termination of employment by 12 times the sum of (a) the current base salary and (b) the annual target bonus for the year in which termination of employment occurs. The executive will receive base salary continuation during the six month period following termination and the remaining severance value will be paid as a lump sum after the six month period.
■	a pro-rata target annual bonus for the year in which termination of employment occurs;
■	continuation of the Company’s standard group employee insurance coverages (e.g., health, dental, disability and life) for the executive and his family as made available to the Company’s active employees for a period of two years (in the case of all officers other than the Chief Executive Officer, the period will be the same as the severance multiple, expressed in full and partial years), or, if earlier, until the date that the executive receives from another employer not less favorable benefits;
■	outplacement services for the one year period following termination, duration of the severance period. The total value of outplacement services is not to exceed the lesser of 10% of salary plus target bonus or $50,000.
■	For equity awards granted prior to 2007,
■	50% of the executive’s then outstanding unvested stock options shall vest and become exercisable as of the date of termination of employment (and remain exercisable for up to six months thereafter) but in no event later than the originally scheduled expiration date of the stock option; and

Part III

■	50% of the executive’s then outstanding shares of restricted stock (and 50% of any other then outstanding unvested equity-based awards) shall vest and any restrictions on such restricted stock shall lapse; and
■	For equity awards granted after 2006:
■	50% of the executive’s then outstanding unvested stock options shall vest and become exercisable as of the date of termination of employment
■	For restricted stock or restricted stock units a portion of unvested shares or units will vest at termination and any restrictions shall lapse as outlined below:
■	25% for shares granted within one year preceding termination
■	50% for shares granted more than one year, but less than two years prior to termination
■	75% for shares granted more than two years, but less than three years prior to termination
■	All salary and accrued vacation earned through the date of termination of employment

No benefits are payable under the Officer Severance Agreement in the event the executive’s employment is terminated by reason of his voluntary resignation, death or disability or by the Company for cause.

As a condition to receive benefits under both the Executive Termination Agreement and the Officer Severance Agreement, the executive agrees to a non-competition and non-solicitation restriction during the severance period, as defined in the Officer Severance Agreement.

Death and Disability. A termination of employment due to death or disability does not entitle the executive officers to any payments or benefits that are not available to all U.S. employees generally.

For certain executives, the value of pension death benefits exceeds the value of pension benefits under the other termination scenarios. Generally, the Retirement Plan only provides benefits to the extent benefits under the Participation Plan are inadequate to provide the minimum level of benefits specified by the Retirement Plan. However, for purposes of determining the adequacy of Participation Plan benefits, the Retirement Plan provides that Participation Plan benefits are less adequate in pre-retirement death benefit situations than in other types of employee termination. Thus, the Retirement Plan generally provides pre-retirement death benefits that exceed the benefits payable under other termination scenarios. In addition, the difference in the ages of the executive and his or her spouse can cause the pre-retirement death benefit under the Retirement Plan to exceed the value of the benefit payable under other termination scenarios. As the pertinent provisions of the Supplemental Retirement Plan and Supplemental Participation Plan mirror the provisions of the Retirement Plan and Participation Plan, respectively, pre-retirement death benefits under the Supplemental Retirement Plan generally exceed the benefits payable from the Supplemental Retirement Plan under other termination scenarios.

Vested Accrued Benefits; Stock Options; Restricted Stock Units

The amounts shown in the tables do not include the payment to the executive officer of vested accrued benefits under the Company’s Non-Qualified Deferred Compensation Plans and Supplemental Retirement Plan; and the officer’s entitlement to exercise stock options currently vested. Those benefits are shown in the tables captioned: “Outstanding Equity Awards at December 31, 2009”; “Pension Benefits”; and “Non-Qualified Deferred Compensation.”

Part III

Martin D. Madaus

The following table shows potential incremental payments to Martin D. Madaus, Chairman of the Board, President and Chief Executive Officer of Millipore, upon his termination of employment for the reasons indicated below.

	Involuntary For Cause	Involuntary w/out Cause / Voluntary for Good Reason	Involuntary Without Cause (w/ CIC)	Disability	Death Pre- retirement	Voluntary Resignation or Retirement
INCREMENTAL BENEFITS DUE TO TERMINATION EVENT
Cash Severance
Base Salary + Bonus	$0	$3,700,000	$5,550,000	$0	$0	$0
Pro-rata Target Bonus	$0	$925,000	$925,000	$0	$0	N/A
Total Cash Severance	$0	$4,625,000	$6,475,000	$0	$0	$0
Benefits & Perquisites
Pension	$0	$0	$0	$0	$11,915	$0
Health and Welfare Benefits	$0	$30,910	$46,365	$0	$0	$0
Outplacement	$0	$50,000	$0	N/A	N/A	N/A
Total Benefits & Perquisites	$0	$80,910	$46,365	$0	$11,915	$0
280G Tax Gross-Up	N/A	N/A	$5,707,601	N/A	N/A	N/A
Long-Term Incentives
Gain of Accelerated Stock Options	$0	$1,048,944	$2,097,889	$0	$0	$0
Value of Accelerated Restricted Stock/Units	$0	$1,873,250	$7,975,502	$7,975,502	$7,975,502	$0
Value of Accelerated Performance Shares	$0	$0	$721,933	$721,933	$721,933	$0
Total Value of Accelerated Equity Grants	$0	$2,922,194	$10,795,324	$8,697,435	$8,697,435	$0
Total Value: Incremental Benefits	$0	$7,628,104	$23,024,290	$8,697,435	$8,709,350	$0

*	The acceleration of long-term incentives upon a change in control does not require a termination of employment. As of December 31, 2009, the acceleration of long-term incentives alone would not result in excise tax under Section 4999 of the Internal Revenue Code.

Part III

Charles F. Wagner, Jr.

The following table shows potential incremental payments to Charles F. Wagner, Jr., Vice President and Chief Financial Officer, upon his termination of employment for the reasons indicated below.

	Involuntary For Cause	Involuntary w/out Cause / Voluntary for Good Reason	Involuntary Without Cause (w/ CIC)	Disability	Death Pre- retirement	Voluntary Resignation or Retirement
INCREMENTAL BENEFITS DUE TO TERMINATION EVENT
Cash Severance
Base Salary + Bonus	$0	$1,142,186	$1,442,761	$0	$0	$0
Pro-rata Target Bonus	$0	$309,163	$309,163	$0	$0	N/A
Total Cash Severance	$0	$1,451,349	$1,751,924	$0	$0	$0
Benefits & Perquisites
Pension	$0	$0	$0	$0	$0	$0
Health and Welfare Benefits	$0	$24,470	$30,910	$0	$0	$0
Outplacement	$0	$50,000	$0	N/A	N/A	N/A
Total Benefits & Perquisites	$0	$74,470	$30,910	$0	$0	$0
280G Tax Gross-Up	N/A	N/A	$915,282	N/A	N/A	N/A
Long-Term Incentives
Gain of Accelerated Stock Options	$0	$267,491	$534,982	$0	$0	$0
Value of Accelerated Restricted Stock/Units	$0	$581,441	$921,450	$921,450	$921,450	$0
Value of Accelerated Performance Shares	$0	$0	$195,948	$195,948	$195,948	$0
Total Value of Accelerated Equity Grants	$0	$848,932	$1,652,380	$1,117,398	$1,117,398	$0
Total Value: Incremental Benefits	$0	$2,374,751	$4,350,496	$1,117,398	$1,117,398	$0

*	The acceleration of long-term incentives upon a change in control does not require a termination of employment. As of December 31, 2009, the acceleration of long-term incentives alone would not result in excise tax under Section 4999 of the Internal Revenue Code.

Part III

Mr. Mangeolle

The following table shows potential incremental payments to Jean-Paul Mangeolle, Vice President and President of the Bioprocess Division, upon his termination of employment for the reasons indicated below.

	Involuntary For Cause	Involuntary w/out Cause / Voluntary for Good Reason	Involuntary Without Cause (w/ CIC)	Disability	Death Pre- retirement	Voluntary Resignation or Retirement
INCREMENTAL BENEFITS DUE TO TERMINATION EVENT
Cash Severance
Base Salary + Bonus	$0	$1,351,187	$1,351,187	$0	$0	$0
Pro-rata Target Bonus	$0	$289,540	$289,540	$0	$0	N/A
Total Cash Severance	$0	$1,640,727	$1,640,727	$0	$0	$0
Benefits & Perquisites
Pension	$0	$0	$0	$0	$0	$0
Health and Welfare Benefits	$0	$30,815	$30,815	$0	$0	$0
Outplacement	$0	$50,000	$0	N/A	N/A	N/A
Total Benefits & Perquisites	$0	$80,815	$30,815	$0	$0	$0
280G Tax Gross-Up	N/A	N/A	$0	N/A	N/A	N/A
Long-Term Incentives
Gain of Accelerated Stock Options	$0	$273,422	$546,844	$0	$0	$0
Value of Accelerated Restricted Stock/Units	$0	$572,288	$940,261	$940,261	$940,261	$0
Value of Accelerated Performance Shares	$0	$0	$185,626	$185,626	$185,626	$0
Total Value of Accelerated Equity Grants	$0	$845,710	$1,672,731	$1,125,887	$1,125,887	$0
Total Value: Incremental Benefits	$0	$2,567,252	$3,344,273	$1,125,887	$1,125,887	$0

*	The acceleration of long-term incentives upon a change in control does not require a termination of employment. As of December 31, 2009, the acceleration of long-term incentives alone would not result in excise tax under Section 4999 of the Internal Revenue Code.

Part III

Peter C. Kershaw

The following table shows potential incremental payments to Peter C. Kershaw, Vice President, Global Supply Chain, upon his termination of employment for the reasons indicated below.

	Involuntary For Cause	Involuntary w/out Cause / Voluntary for Good Reason	Involuntary Without Cause (w/ CIC)	Disability	Death Pre- retirement	Voluntary Resignation or Retirement
INCREMENTAL BENEFITS DUE TO TERMINATION EVENT
Cash Severance
Base Salary + Bonus	$0	$771,354	$1,088,970	$0	$0	$0
Pro-rata Target Bonus	$0	$214,494	$214,494	$0	$0	N/A
Total Cash Severance	$0	$985,848	$1,303,464	$0	$0	$0
Benefits & Perquisites
Pension	$0	$0	$0	$0	$35,008	$0
Health and Welfare Benefits	$0	$21,456	$30,291	$0	$0	$0
Outplacement	$0	$50,000	$0	N/A	N/A	N/A
Total Benefits & Perquisites	$0	$71,456	$30,291	$0	$35,008	$0
280G Tax Gross-Up	N/A	N/A	$661,861	N/A	N/A	N/A
Long-Term Incentives
Gain of Accelerated Stock Options	$0	$245,756	$491,511	$0	$0	$0
Value of Accelerated Restricted Stock/Units	$0	$532,387	$860,459	$860,459	$860,459	$0
Value of Accelerated Performance Shares	$0	$0	$175,304	$175,304	$175,304	$0
Total Value of Accelerated Equity Grants	$0	$778,143	$1,527,274	$1,035,763	$1,035,763	$0
Total Value: Incremental Benefits	$0	$1,835,447	$3,522,890	$1,035,763	$1,070,771	$0

*	The acceleration of long-term incentives upon a change in control does not require a termination of employment. As of December 31, 2009, the acceleration of long-term incentives alone would not result in excise tax under Section 4999 of the Internal Revenue Code.

Part III

Jeffrey Rudin

The following table shows potential incremental payments to Jeffrey Rudin, Vice President and General Counsel, upon his termination of employment for the reasons indicated below.

	Involuntary For Cause	Involuntary w/out Cause / Voluntary for Good Reason	Involuntary Without Cause (w/ CIC)	Disability	Death Pre- retirement	Voluntary Resignation or Retirement
INCREMENTAL BENEFITS DUE TO TERMINATION EVENT
Cash Severance
Base Salary + Bonus	$0	$1,083,323	$1,083,323	$0	$0	$0
Pro-rata Target Bonus	$0	$192,202	$192,202	$0	$0	N/A
Total Cash Severance	$0	$1,275,525	$1,275,525	$0	$0	$0
Benefits & Perquisites
Pension	$0	$0	$0	$0	$20,982	$0
Health and Welfare Benefits	$0	$30,281	$30,281	$0	$0	$0
Outplacement	$0	$50,000	$0	N/A	N/A	N/A
Total Benefits & Perquisites	$0	$80,281	$30,281	$0	$20,981	$0
280G Tax Gross-Up	N/A	N/A	$0	N/A	N/A	N/A
Long-Term Incentives
Gain of Accelerated Stock Options	$0	$151,795	$303,590	$0	$0	$0
Value of Accelerated Restricted Stock/Units	$0	$375,840	$607,450	$607,450	$607,450	$0
Value of Accelerated Performance Shares	$0	$0	$103,123	$103,123	$103,123	$0
Total Value of Accelerated Equity Grants	$0	$527,635	$1,014,163	$710,573	$710,573	$0
Total Value: Incremental Benefits	$0	$1,883,441	$2,319,969	$710,573	$731,555	$0

*	The acceleration of long-term incentives upon a change in control does not require a termination of employment. As of December 31, 2009, the acceleration of long-term incentives alone would not result in excise tax under Section 4999 of the Internal Revenue Code.

Part III

Compensation of Non-Employee Directors

Annual compensation for non-employee Directors for 2009 was comprised of the following components: cash compensation, consisting of annual retainer, meeting and committee fees and with respect to Mr. Booth, fees for rendering services as the Lead Director. In 2009, Directors were also awarded equity compensation, consisting of non-qualified stock options and restricted stock units granted under the terms of the Millipore Corporation 2008 Stock Incentive Plan (the “2008 Plan”), and non-qualified deferred compensation earnings, as more fully described below. Non-employee Directors are not eligible to participate in Millipore’s benefit plans.

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)	Total ($)
Daniel Bellus(1)	76,000	69,986	70,004	—	—	215,990
Robert C. Bishop	86,000	69,986	70,004	22,263	—	248,253
Melvin D. Booth	95,000	69,986	70,004	—	—	234,990
Rolf A. Classon	76,000	69,986	70,004	—	—	215,990
Maureen A. Hendricks	87,500	69,986	70,004	22,015	—	249,505
Mark Hoffman	90,000	69,986	70,004	—	—	229,990
Robert S. Langer(1)	0	0	69,601	—	—	69,601
John F. Reno	105,000	69,986	70,004	—	—	244,990
Edward M. Scolnick	75,500	69,986	70,004	—	—	215,490
Karen E. Welke	90,000	69,986	70,004	—	—	229,990

(1)	On December 15, 2009, the Board of Directors of Millipore Corporation temporarily increased the number of directors to 11 and elected Dr. Robert S. Langer as a director of the Company. The Board took these actions in anticipation of the retirement of Dr. Daniel Bellus as a director of Millipore Corporation on March 8, 2010, on which date Dr. Bellus reached the mandatory retirement age, in accordance with the Governance Guidelines of the Company. Dr. Bellus retired from the Board on March 8, 2010.
(2)	On February 14, 2008, the Board approved cash compensation for Board and committee services by non-employee directors as follows, effective for the next quarterly payment: Each non-employee director shall receive a fixed annual retainer of $60,000, and is entitled to receive additional annual compensation for services on a committee. The non-employee Lead Director of the Board shall, in addition to the base annual fee, receive an annual fee of $35,000 for such service. Members of the Audit and Finance Committee shall receive an annual fee of $18,000. Members of the Management Development and Compensation Committee shall receive an annual fee of $12,000. Members of the Governance and Public Policy Committee and the Technology Committee shall receive an annual fee of $8,000 for each committee membership. The chair of the Audit and Finance Committee shall, in addition to the base annual fee, receive an annual fee of $15,000. The chair of the Management Development and Compensation Committee shall, in addition to the base annual fee, receive an annual fee of $10,000. The chair of each of the Governance and Public Policy Committee and the Technology Committee shall, in addition to the base annual fee, receive an annual fee of $7,500. Board and committee fees are paid quarterly, except for deferred fees. Dr. Madaus receives no additional compensation for services as a Director.
(3)	The amounts included in the “Stock Awards” column represent the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718. On February 15, 2008, the Board determined that each director will receive an annual equity award with a grant date fair value of $140,000 to be comprised of 50% restricted stock units and 50% options, both of which will vest in equal installments over four years.

Part III

(4)	The amounts included in the “Option Awards” column represent the aggregate grant date fair value, computed in accordance with FASB ASC 718. On February 15, 2008, the Board determined that each director will receive an annual equity award with a grant date fair value of $140,000 to be comprised of 50% restricted stock units and 50% options, both of which will vest in equal installments over four years. On February 11, 2009, the Board approved an initial equity award for each new director with a grant date fair value of $70,000 to be comprised entirely of options, upon the election or appointment of the director.
(5)	The amounts included represent above-market earnings on compensation deferred on a basis that is not tax-qualified for Dr. Bishop and Mrs. Hendricks.

Compensation Committee Interlocks and Insider Participation. During 2009, no Director who served as a member of the Compensation Committee had an interlocking or other insider relationship with Millipore that would detract from the Director’s independence as a Compensation Committee member.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Management Ownership of Millipore Common Stock

The following table sets forth information concerning the number of shares of Millipore Common Stock, $1.00 par value, beneficially owned, directly or indirectly, by each Director or nominee; each of the five most highly compensated executive officers and all directors and executive officers as a group on March 15, 2010. This information is based on information provided by each Director, nominee and executive officer and the listing of such securities is not necessarily an acknowledgment of beneficial ownership. Unless otherwise indicated by footnote, the Director, nominee or officer held sole voting and investment power over such shares.

Name of Beneficial Owner	Amount and Nature of Shares Beneficially Owned(1)		% of Class
Robert C. Bishop	32,505		*
Melvin D. Booth	16,943		*
Rolf A. Classon	16,943		*
Maureen A. Hendricks	36,466		*
Mark Hoffman	50,407		*
Peter C. Kershaw	66,328		*
Robert S. Langer	0		*
Martin D. Madaus	356,977		*
Jean-Paul Mangeolle	100,322		*
John F. Reno	28,935		*
Jeffrey Rudin	193,685		*
Edward M. Scolnick	24,353		*
Charles F. Wagner, Jr.	130,601		*
Karen E. Welke	21,343		*
All Directors and Executive Officers as a Group (18 persons including those listed above)	1,164,075	(2)	2.1%

*	None of these officers or directors owns as much as 1.0% of Millipore Common Stock.
(1)	Included in the shares listed as beneficially owned are (i) shares subject to stock options under the Millipore Corporation 2008 Stock Incentive Plan, the Millipore Corporation 1999 Stock Incentive Plan, and the predecessor 1989 and 1999 Stock Option Plans for Non-Employee Directors, which the following non-employee Directors have the right to acquire within 60 days of March 15, 2010: Mr. Booth, 14,739 shares; Dr. Bishop, Messrs. Hoffman and Reno, 19,001 shares, respectively; Mr. Classon, 12,239 shares; Mrs. Hendricks, 9,739 shares; Dr. Scolnick, 21,263 shares; and Ms. Welke, 18,739 shares; and the vesting of 924 restricted stock units to each of the named non-employee Directors; (ii) shares subject to stock options under the Millipore Corporation 2008 Stock Incentive Plan and the Millipore Corporation 1999 Stock Incentive Plan which the following executive officers have the right to acquire within 60 days of March 15, 2010: Dr. Madaus, 326,743 shares; Mr. Wagner, 123,605 shares; Mr. Mangeolle, 93,635 shares; Mr. Kershaw, 59,273 shares, Mr. Rudin, 178,942 shares.

Part III

Included in the shares listed as beneficially owned are deferred compensation phantom stock units (“Purchased Units”) credited to the accounts of the following non-employee Directors: Dr. Bishop, 4,677.17 units; Mrs. Hendricks, 6,376.46 units; Mr. Hoffman, 2,887.8 units; Mr. Reno, 9,010.11 units and Dr. Scolnick, 885.67 units. Prior to June 2002, non-employee directors could elect to defer all or any portion of their fees into Purchased Units (based upon 100% of the fair market value of Millipore Common Stock on the conversion dates specified in the agreements as well as purchased units equivalent to dividends declared on Millipore stock prior to June 2002). Purchased Units are payable only in cash upon the Director’s retirement or earlier termination of service from the Board of non-employee Directors or in the event of a merger, consolidation, statutory share exchange, sale of assets or other corporate transaction, subject to 409A as applicable. The Board voted to discontinue the deferral of non-employee Directors’ fees into Purchased Units in June 2002.
(2)	Includes 1,002,601 shares subject to acquisition by Officers and non-employee Directors within 60 days of March 15, 2010 through the exercise of stock options and the vesting of restricted stock units. The foregoing aggregate figure represents approximately 2.1% of the issued and outstanding stock on March 15, 2010 (approximately 56,219,890 shares), adjusted to include the number of options exercisable and vesting of restricted stock units within 60 days of March 15, 2010 for each beneficial owner whose ownership is being reported. On February 28, 2010, Merck KGaA and Millipore announced that they have entered into a definitive agreement under which Merck KGaA will acquire all outstanding shares of common stock of Millipore, for $107 per share in cash. If this transaction is completed, it will result in a change in control of Millipore.

Part III

Other Principal Holders of Millipore Common Stock

As of March 15, 2010 the following persons are believed by Millipore to be the beneficial owners of more than 5% of Millipore Common Stock, Millipore’s only class of voting securities, based upon information received from the below-listed outstanding beneficial owners and Schedules 13G and 13G/A filed with the SEC.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
BlackRock, Inc.(1)	4,430,373	7.94%
40 East 52nd Street
New York, NY 10022

Blue Ridge Limited Partnership(2)	3,024,000	5.44%
660 Madison Avenue, 20th Floor
New York, NY 10021

Primecap Management Company(3)	4,913,081	8.83%
225 South Lake Avenue, Ste. 400
Pasadena, CA 91101

The Vanguard Group(4)	2,786,987	5.01%
100 Vanguard Blvd.
Malvern, PA 19355

(1)	Based on a Schedule 13G dated January 20, 2010 and filed with the SEC, of the shares reported as beneficially owned by BlackRock, Inc., BlackRock, Inc. has the sole power to vote or direct the vote of 4,430,373 shares.
(2)	Based on a Schedule 13G/A dated February 16, 2010 and filed with the SEC, Blue Ridge Limited Partnership and Blue Ridge Capital Holdings LLC each has shared voting and dispositive power over 1,851,900 shares of Common Stock. Blue Ridge Capital Offshore Holdings LLC and Blue Ridge Offshore Master Limited Partnership each has shared voting and dispositive power over 1,172,100 shares of Common Stock. John A. Griffin has shared voting and dispositive power over 3,024,000 shares of Common Stock. Blue Ridge Capital Holdings LLC is the general partner of Blue Ridge Limited Partnership. Mr. Griffin is the sole managing member of Blue Ridge Capital Holdings LLC. Mr. Griffin and Blue Ridge Capital Holdings LLC share investment and voting control over shares held by Blue Ridge Limited Partnership. Blue Ridge Capital Offshore Holdings LLC is the general partner of Blue Ridge Offshore Master Limited Partnership. Mr. Griffin is the sole managing member of Blue Ridge Capital Offshore Holdings LLC. Mr. Griffin and Blue Ridge Capital Offshore Holdings LLC share investment and voting control over shares held Blue Ridge Offshore Master Limited Partnership.
(3)	Based on a Schedule 13G/A dated February 11, 2010 and filed with the SEC, of the shares reported as beneficially owned by Primecap Management Company, a registered investment company, it has sole power to vote or direct the vote of 889,931 of such shares and sole power to dispose of or to direct the disposition of all of such shares. Based on a Schedule 13G/A dated February 4, 2010, of the total number of shares reported by Primecap Management, Vanguard Chester Funds—Vanguard Primecap Fund of Malvern, PA reports as beneficially owned 2,820,000 shares over which it has sole power to vote or direct the vote of such shares (5.07% of class).
(4)	Based on a Schedule 13G dated February 11, 2010 and filed with the SEC, of the shares reported as beneficially owned by The Vanguard Group, it has the sole power to vote or direct the vote of 88,876 of such shares and sole power to dispose of or to direct the disposition of 2,707,411 of such shares.

Part III

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Millipore has adopted a code of ethics that applies to our principal executive officer, our principal financial officer, and our principal accounting officer, as well as to our other employees. This code of ethics consists of our Corporate Compliance Policy, our Employee Code of Conduct and our Rules of Conduct. Millipore has also adopted a Director Code of Conduct that applies to each director. Millipore has adopted these codes in order to maintain the highest standards of business and professional conduct and ethical integrity to reflect and promote Millipore’s core values. (Our Employee (US) and Director Codes of Conduct are located on the Millipore website: www.millipore.com/company/ir3/corporate_governance) The codes describe Millipore’s expectation that all officers and employees who may have a potential or apparent conflict of interest to notify the General Counsel. Further, to identify related person transactions, each year, Millipore requires its directors and officers to complete a questionnaire identifying any transactions with us in which the officer or director or their family members have an interest. In assessing such transactions, the Board of Directors and/or the applicable, authorized committee are guided by the New York Stock Exchange rules on director independence, the statutory provisions in the Sarbanes-Oxley Act of 2002 relating to the independence of directors and pertinent SEC rules. In determining whether to approve or ratify an interested transaction, the Board of Directors or the applicable, authorized committee takes into account such factors as they deem appropriate, which may include whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Rolf A. Classon, a Director of Millipore since December 2005, retired as Chairman and President of Bayer Healthcare LLC in July 2004. He is currently a member of the Supervisory Board of Bayer Healthcare AG. During 2009, Bayer AG (including Bayer Healthcare LLC) purchased a total of $6.3 million of products from Millipore. The relationship between Millipore and Bayer predates Mr. Classon’s election as a Director. Purchases by Bayer AG (including Bayer Healthcare LLC) do not exceed the independence thresholds contained in the listing standards. The Board has considered the nature of Mr. Classon’s relationship and has determined that they do not compromise the ability of Mr. Classon to be independent of management, nor does this relationship affect the “independence” of Mr. Classon under applicable regulations of the Securities Exchange Act of 1934, as amended, and the NYSE listing standards applicable to corporate governance.

The Board determined that each director, other than Dr. Madaus, is independent under the applicable regulations of the Securities Exchange Act of 1934, as amended, and the NYSE listing standards applicable to corporate governance.

Part III

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Audit and Finance Committee (the “Audit Committee”) has furnished the following report with respect to its activities for the fiscal year ended December 31, 2009.

The Audit Committee has reviewed and discussed with management the financial statements for fiscal year 2009 audited by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”), the Company’s independent registered public accounting firm, as ratified by shareholders on May 12, 2009. The Audit Committee has discussed with PricewaterhouseCoopers various matters related to the financial statements, including those matters required to be discussed by SAS 61 (“Auditing Standards”) as amended, as adopted by the Public Company Accounting Oversight Board (the “PCAOB”) in Rule 3200T. The Audit Committee has also received the written disclosures and the letter from PricewaterhouseCoopers required by applicable requirements of the PCAOB, relating to that firm’s independence from the Company; and has discussed with PricewaterhouseCoopers its independence. Based upon such review and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010.

Fees: Set forth below are the aggregate fees and “out of pocket” expenses billed (or expected to be billed), on a consolidated basis, by PricewaterhouseCoopers for providing the services indicated for the fiscal years ended December 31, 2009 and December 31, 2008:

	Year Ended 12/31/09	Year Ended 12/31/08
Audit fees(1)	$2.4	$2.8
Audit related fees	—	—
Tax fees(2)	$1.1	$1.0
All other fees	—	—

(1)	Audit fees for 2009 consisted of $1.7 million for U.S. GAAP audit fees and Sarbanes-Oxley Section 404 attestation fees; and $0.7 million for foreign statutory audit fees. Audit fees for 2008 consisted of $1.8 million for U.S. GAAP audit fees and Sarbanes-Oxley Section 404 attestation fees; and $1.0 million for foreign statutory audits.
(2)	Tax fees for 2009 consisted of $0.3 million for tax compliance services and $0.8 million for tax planning services. Tax fees for 2008 consisted of $0.3 million for tax compliance services and $0.7 million for tax planning services.

PricewaterhouseCoopers provided no management consulting or internal audit services during 2008 or 2009.

The Audit Committee pre-approves all audit services and all permitted non-audit services by the independent registered public accounting firm including engagement fees and terms.

The Audit Committee approved the continued provision by PricewaterhouseCoopers of tax services in the areas of compliance, transfer pricing, assistance with tax examinations and tax consulting and planning.

The foregoing report has been furnished by the Audit Committee.

John F. Reno, Chairman of the Committee Robert C. Bishop Mark Hoffman

Part III

Five Year Stock Performance Graph.

Part IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Report:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / Rule 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15d-14(a)

The following document is furnished with this Report:

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

MILLIPORE CORPORATION

Dated: March 23, 2010	By:	/S/ CHARLES F. WAGNER, JR.
Charles F. Wagner, Jr., Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / Rule 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350