Form 10-Q
period 2010-04-03
MILLIPORE CORP /MA
filed 2010-05-12
CIK 66479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 3, 2010

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 1, 2010, there were 56,234,916 shares of the registrant’s Common Stock outstanding.

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Condensed Consolidated Statements of Operations for the three months ended April 3, 2010 and April 4, 2009	3

	Condensed Consolidated Balance Sheets at April 3, 2010 and December 31, 2009	4

	Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2010 and April 4, 2009	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 6	Exhibits	31

Signatures		32

Exhibits		33

	In this Form 10-Q, unless the context otherwise requires, the terms “Millipore”, the “Company”, “we” or “us” shall mean Millipore Corporation and its subsidiaries.

2	MILLIPORE FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data) (Unaudited)	April 3, 2010	April 4, 2009
Revenues	$463,033	$407,940
Cost of revenues	203,671	184,621
Gross profit	259,362	223,319
Selling, general and administrative expenses	141,141	126,788
Research and development expenses	30,084	25,203
Operating profit	88,137	71,328
Gain on business acquisition	–	8,542
Interest income	113	242
Interest expense	(14,259)	(14,609)
Income before provision for income taxes	73,991	65,503
Provision for income taxes	16,776	11,949
Net income	57,215	53,554
Less: Net income attributable to noncontrolling interest	–	529
Net income attributable to Millipore	$57,215	$53,025
Earnings per share:
Basic	$1.02	$0.96
Diluted	$0.99	$0.95
Weighted average shares outstanding:
Basic	55,934	55,352
Diluted	57,906	55,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE FORM 10-Q	3

PART I

Condensed Consolidated Balance Sheets

(In thousands, except per share data) (Unaudited)	April 3, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$222,676	$168,333
Accounts receivable (less allowance for doubtful accounts of $3,465 and $3,495 at April 3, 2010 and December 31, 2009, respectively)	314,539	280,930
Inventories	237,913	257,809
Deferred income taxes	72,921	61,211
Other current assets	35,684	33,985
Total current assets	883,733	802,268
Property, plant and equipment, net	574,111	595,611
Deferred income taxes	13,587	40,175
Intangible assets, net	324,223	337,696
Goodwill	1,016,534	1,017,683
Other assets	16,941	17,356
Total assets	$2,829,129	$2,810,789
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$11,084	$42,851
Accounts payable	88,579	75,056
Income taxes payable	20,854	16,739
Accrued expenses and other current liabilities	177,426	185,061
Total current liabilities	297,943	319,707
Deferred income taxes	14,456	17,681
Long-term debt	873,724	890,242
Other liabilities	81,189	80,125
Total liabilities	1,267,312	1,307,755
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, par value $1.00 per share, 120,000 shares authorized; 56,226 shares issued and outstanding as of April 3, 2010; 55,688 shares issued and outstanding as of December 31, 2009	56,226	55,688
Additional paid-in capital	348,796	330,380
Retained earnings	1,201,576	1,144,361
Accumulated other comprehensive loss	(44,781)	(27,395)
Total shareholders’ equity	1,561,817	1,503,034
Total liabilities and shareholders’ equity	$2,829,129	$2,810,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	MILLIPORE FORM 10-Q

PART I

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands) (Unaudited)	April 3, 2010	April 4, 2009
Cash flows from operating activities:
Net income	$57,215	$53,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,260	30,523
Stock-based compensation	7,486	5,791
Amortization of deferred financing costs	849	844
Amortization of debt discount	3,965	3,704
Deferred income tax (benefit) provision	(1,306)	6,829
Gain on business acquisition	–	(8,542)
Business acquisition inventory fair value adjustment	–	610
Other	(2,547)	4,161
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(40,471)	(22,464)
Inventories	11,384	2,250
Other assets	449	5,535
Accounts payable	15,676	9,493
Accrued expenses and other current liabilities	(7,333)	(2,922)
Income taxes payable	11,505	(681)
Other liabilities	1,125	(4,458)
Net cash provided by operating activities	88,257	84,227
Cash flows from investing activities:
Additions to property, plant and equipment	(11,577)	(15,708)
Acquisition of business, net of cash acquired	–	(18,766)
Other	(748)	(1,362)
Net cash used for investing activities	(12,325)	(35,836)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	16,876	1,710
Repayments under long-term revolving credit facility, net	–	(67,174)
Net (repayments) borrowings of short-term debt	(32,289)	71,747
Other	–	(460)
Net cash (used for) provided by financing activities	(15,413)	5,823
Effect of foreign exchange rates on cash and cash equivalents	(6,176)	2,446
Net increase in cash and cash equivalents	54,343	56,660
Cash and cash equivalents at beginning of year	168,333	115,462
Cash and cash equivalents at end of period	$222,676	$172,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLIPORE FORM 10-Q	5

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data) (Unaudited)

1.  GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of our management, these condensed consolidated financial statements reflect all significant adjustments necessary for a fair statement of the results for the interim periods presented. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of future trends or our operations for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since the fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The first fiscal quarters of 2010 and 2009 ended on April 3, 2010 and April 4, 2009, respectively.

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”) and the evaluation of when consolidation of a VIE is required, which we adopted as of January 1, 2010. The amendment did not have an effect on our consolidated financial statements.

2.  PROPOSED TRANSACTION WITH MERCK KGaA

On February 28, 2010, we entered into a definitive agreement under which Concord Investments Corp., a fully owned subsidiary of Merck KGaA, will acquire all outstanding shares of our common stock for $107 per share in cash. This business combination will create a world-class partner for the Life Science sector with significant businesses in high-margin specialty products and an attractive growth profile.

Through the date of this filing, Millipore announced key milestones relating to the proposed transaction, including: the transaction was approved by the boards of directors of both companies; the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act expired; the Special Shareholder’s Meeting to vote on the proposed transaction will take place on June 3, 2010; and the Company filed its definitive proxy with the Securities and Exchange Commission. The proposed transaction is expected to be completed in the early part of the third quarter of 2010.

During the three months ended April 3, 2010, we recorded $2,346 of costs consisting primarily of legal and regulatory fees associated with this proposed transaction in our condensed consolidated statement of operations as selling, general and administrative expenses.

Our revenues from Merck KGaA as a customer were not material for the three months ended April 3, 2010 and April 4, 2009, respectively.

6	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

3.  STOCK-BASED COMPENSATION

We grant stock options and restricted stock units to employees, officers, and directors under our current stock plan. The following table presents grants of stock options and restricted stock units:

	Three Months Ended
	April 3, 2010		April 4, 2009
Stock options	341		430
Restricted stock units	180		228
Performance-based restricted stock units	92	(a)	111	(a)

(a)	Represents target number of shares estimated to be earned at the time of grant.

The following table presents stock-based compensation expense included in our condensed consolidated statements of operations:

	Three Months Ended
	April 3, 2010	April 4, 2009
Stock-based compensation expense in:
Cost of revenues	$973	$615
Selling, general and administrative expenses	5,489	4,490
Research and development expenses	1,024	686
Income before provision for income taxes	7,486	5,791
Provision for income taxes	(2,540)	(1,994)
Net income attributable to Millipore	$4,946	$3,797

4.  GOODWILL

The following table presents changes in goodwill:

Balance at December 31, 2009	$1,017,683
Effect of foreign exchange rate changes	(1,149)
Balance at April 3, 2010	$1,016,534

We had no accumulated impairment losses through April 3, 2010.

MILLIPORE FORM 10-Q	7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

5.  INTANGIBLE ASSETS

Intangible assets consisted of the following:

April 3, 2010	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Estimated Useful Life
Patented and unpatented technologies	$94,126	$(49,321)	$44,805	5 – 20 years
Trademarks and trade names	42,767	(22,635)	20,132	5 – 20 years
Customer relationships	412,099	(159,370)	252,729	15 – 18 years
Licenses and other	16,185	(9,628)	6,557	1.5 – 20 years
Total	$565,177	$(240,954)	$324,223

December 31, 2009
Patented and unpatented technologies	$93,621	$(47,323)	$46,298	5 – 20 years
Trademarks and trade names	42,797	(21,955)	20,842	5 – 20 years
Customer relationships	412,554	(148,807)	263,747	15 – 18 years
Licenses and other	16,062	(9,253)	6,809	1.5 – 20 years
Total	$565,034	$(227,338)	$337,696

Amortization expense for the three months ended April 3, 2010 and April 4, 2009 was $13,832 and $14,544, respectively.

The estimated aggregate future amortization expense for intangible assets owned as of April 3, 2010 is as follows:

Remainder of 2010	$41,546
2011	49,802
2012	43,711
2013	38,240
2014	32,539
2015	27,578
Thereafter	90,807
Total	$324,223

6.  BASIC AND DILUTED EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	April 3, 2010	April 4, 2009
Numerator:
Net income attributable to Millipore	$57,215	$53,025
Denominator:
Weighted average common shares outstanding for basic EPS	55,934	55,352
Dilutive effect of stock-based compensation awards	889	427
Dilutive effect of our $565,000 3.75% convertible senior notes	1,083	–
Weighted average common shares outstanding for diluted EPS	57,906	55,779
Earnings per share:
Basic	$1.02	$0.96
Diluted	$0.99	$0.95

8	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

For the three months ended April 3, 2010 and April 4, 2009, outstanding stock options and restricted stock units amounting to 195 and 1,281, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. Performance-based restricted stock units were excluded from the calculation of diluted earnings per share because they are considered contingently issuable shares and the underlying targeted financial metrics have not been achieved.

The proposed acquisition by Merck KGaA resulted in an increase in our stock price during the three months ended April 3, 2010, which caused shares issuable for the conversion premium upon conversion of our $565,000 3.75 percent convertible senior notes (the “Convertible Notes”) to be dilutive to earnings as of April 3, 2010. Shares issuable for the conversion premium on the Convertible Notes were excluded from diluted earnings per share for the three months ended April 4, 2009 because our stock price had not exceeded the conversion price.

7.  INVENTORIES

Inventories, stated at the lower of first-in, first-out (“FIFO”) cost or market, consisted of the following:

	April 3, 2010	December 31, 2009
Raw materials	$43,653	$46,339
Work in process	76,352	85,740
Finished goods	117,908	125,730
Total inventories	$237,913	$257,809

8.  PROPERTY, PLANT AND EQUIPMENT

Accumulated depreciation on property, plant and equipment was $400,924 at April 3, 2010 and $399,907 at December 31, 2009.

9.  DEBT

Short-term debt

Our short-term debt consisted of the following:

	April 3, 2010	December 31, 2009
Revolving credit facilities	$10,679	$41,846
Operating bank facilities	405	1,005
Total short-term debt	$11,084	$42,851

We have revolving credit facilities with two Japanese banks. These credit facilities provide for cumulative borrowings of ¥7,000,000, or $74,011, with an interest rate of TIBOR plus an applicable margin. Interest is payable at the end of an interest period based upon the term of the borrowing. These credit facilities expire in December 2010 and are subject to annual renewal at terms consistent with the initial agreements. As of April 3, 2010, we had ¥5,990,000, or $63,332, available for borrowing under these credit facilities.

Operating bank facilities consist of bank overdrafts.

MILLIPORE FORM 10-Q	9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

Long-term debt

Our long-term debt consisted of the following:

	April 3, 2010	December 31, 2009
Revolving credit facility	$–	$–
3.75% convertible senior notes due 2026, net of discount	537,117	533,186
5.875% senior notes due 2016, net of discount	336,607	357,056
Total long-term debt	$873,724	$890,242

At April 3, 2010, we had €465,000, or $627,615, available for borrowing under our primary revolving credit agreement (“the Revolver”). The Revolver expires in June 2011. At April 3, 2010, we were in compliance with all financial covenants under the Revolver.

As of April 3, 2010, our Convertible Notes had a fair value of $709,781 and our 5.875 percent senior notes had a fair value of $371,170. Fair value was determined from available market prices using current interest rates, non-performance risk, and term to maturity.

The following table sets forth balance sheet information regarding the Convertible Notes:

	April 3, 2010	December 31, 2009
Principal value of the liability component	$565,000	$565,000
Unamortized value of the liability component	27,883	31,814
Net carrying value of the liability component	$537,117	$533,186

Interest expense on the Convertible Notes is recognized based on an effective interest rate of 6.94 percent. This rate represents the contractual coupon interest and the discount amortization as shown below:

	April 3, 2010	April 4, 2009
Interest expense – coupon	$5,297	$5,297
Interest expense – debt discount amortization	$3,931	$3,672

10.  INCOME TAXES

Our effective tax rate was 23 percent for the three months ended April 3, 2010 versus 18 percent for the prior year comparable period. Our effective tax rate for the prior year comparable period was lower because of the $8,542 non-taxable gain on the Guava acquisition. The higher current year rate was also attributable to a shift in the jurisdictional mix of our profits to higher tax rate jurisdictions this year and $1.5 million U.S. R&D credits recognized in the prior year comparable period. The R&D credit provisions expired at the end of fiscal year 2009, which resulted in a higher effective tax rate for the current period.

10	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

Over the next twelve months, we may need to record up to $3,900 of previously unrecognized tax benefits in the event of statue of limitations closures and settlements of tax audits.

11.  EQUITY AND COMPREHENSIVE INCOME

The following table presents a summary of the changes in equity for the three months ended April 3, 2010 and April 4, 2009.

	Three Months Ended April 3, 2010		Three Months Ended April 4, 2009
	Millipore Shareholders’ Equity	Total Equity	Millipore Shareholders’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of year	$1,503,034	$1,503,034	$1,305,969	$6,326	$1,312,295
Stock plan activities	11,468	11,468	(1,795)	–	(1,795)
Stock based compensation expense	7,486	7,486	5,791	–	5,791
Dividends paid to noncontrolling interest	–	–	–	(460)	(460)
Comprehensive income	39,829	39,829	60,278	342	60,620
Equity, end of period	$1,561,817	$1,561,817	$1,370,243	$6,208	$1,376,451

The following tables present the components of comprehensive income, net of taxes.

	Three Months Ended April 3, 2010		Three Months Ended April 4, 2009
	Millipore Shareholders’ Equity	Total	Millipore Shareholders’ Equity	Noncontrolling Interest	Total
Net income	$57,215	$57,215	$53,025	$529	$53,554
Net foreign currency translation adjustments	(19,104)	(19,104)	2,855	(187)	2,668
Change in fair value of cash flow hedges	(639)	(639)	3,939	–	3,939
Net realized gain on interest rate swap	2,277	2,277	–	–	–
Net realized loss on cash flow hedges	(819)	(819)	(31)	–	(31)
Net realized loss on cash flow hedges reclassified to earnings	884	884	247	–	247
Net changes in additional pension liability adjustments	15	15	243	–	243
Total comprehensive income	$39,829	$39,829	$60,278	$342	$60,620

12.  DERIVATIVE INSTRUMENTS AND HEDGING

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

presented. Our forward exchange contracts are primarily short term in nature with maximum contract durations of fifteen months. At April 3, 2010, these forward exchange contracts had aggregate U.S. dollar equivalent notional amounts of $303,347 and aggregate U.S. dollar equivalent fair values amounting to a net gain of $2,646. The net gain or loss from these cash flow hedges reported in accumulated other comprehensive income will be reclassified to earnings and recorded in revenues in our consolidated statement of operations when the related inventory is sold to third-party customers. The amounts ultimately recognized will vary based on fluctuations of the hedged currencies through the contract maturity dates. At April 3, 2010, we had $211 in net realized losses in accumulated other comprehensive income which will be recognized as a reduction to revenues in the 2010 second quarter.

In August 2009, we entered into forward starting interest rate swap agreements with an aggregate notional amount of $300 million. The purpose of these swaps is to hedge interest rate exposures related to an anticipated fixed-rate debt financing in December 2011 with a term of at least 10 years. On April 2, 2010, the interest rate swaps were settled, which resulted in a gain of $2,277, net of tax of $1,423, that was recorded in accumulated other comprehensive income. This gain will be recognized in earnings as an adjustment to interest expense in our consolidated statement of operations in the same period that the hedged interest payments are recorded in our statement of operations or when the probability that the anticipated fixed-rate debt financing will occur is remote.

Net Investment Hedge

We designated our 5.875 percent senior notes, which are denominated in Euro, as a hedge of the foreign currency exposures of our net investment in a European subsidiary. Foreign exchange gains or losses on the hedge, which are caused by the remeasurement of the Euro debt to U.S. dollars, are recorded in other comprehensive income as a component of cumulative translation adjustment. At April 3, 2010 and December 31, 2009, the cumulative net loss on these senior notes included in accumulated other comprehensive income was $23,647 and $44,181, respectively.

Embedded Derivatives

The contingent interest feature of the Convertible Notes represents an embedded derivative that requires separate recognition at fair value apart from the Convertible Notes. As a result, we are required to separate the value of this feature from the Convertible Notes and record a liability on the condensed consolidated balance sheet. At April 3, 2010 and December 31, 2009, the contingent interest feature had no value.

Other Derivatives

In addition to cash flow hedges and the net investment hedge, we also enter into foreign currency forward exchange contracts to mitigate the impact of foreign exchange risk related to foreign currency denominated intercompany debt and foreign currency receivable and payable balances. Both realized and unrealized gains and losses resulting from changes in the fair value of these derivative instruments are recorded through current earnings because we do not designate these forward exchange contracts as hedges. The aggregate U.S. dollar equivalent notional amount of these forward exchange contracts was $253,549 at April 3, 2010. Cash paid or received upon settlement of these forward exchange contracts is included in operating activities in the condensed consolidated statements of cash flows.

12	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

Fair values of derivative instruments at April 3, 2010 are summarized in the following table:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair value	Balance Sheet Location	Fair Value
Cash flow hedges – foreign exchange contracts	Other current assets	$6,613	Accrued expenses	$3,967
Foreign exchange contracts not designated as hedges	Other current assets	4,158	Accrued expenses	350
Total derivatives		$10,771		$4,317

Amounts in the table above represent gross unrealized gains and losses and do not reflect the actual recorded values in our balance sheet because gains and losses offset in certain cases. Actual unrealized gains included in other current assets were $4,852 for cash flow hedges and $3,862 for derivatives not qualifying for hedge accounting. Actual unrealized losses included in accrued expenses were $2,206 for cash flow hedges and $54 for derivatives not qualifying for hedge accounting.

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

Amounts in the table above represent gross unrealized gains and losses and do not reflect the actual recorded values in our balance sheet because gains and losses offset in certain cases. Actual unrealized gains included in other current assets were $1,015 for foreign exchange contracts designated as cash flow hedges and $1,619 for foreign exchange contracts not qualifying for hedge accounting. Actual unrealized losses included in accrued expenses were $2,569 for foreign exchange contracts designated as cash flow hedges and $507 for foreign exchange contracts not qualifying for hedge accounting.

MILLIPORE FORM 10-Q	13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

The effect of derivative instruments that were designated as hedges on our condensed consolidated financial statements is summarized below:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Statement of Operations Location (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Statement of Operations Location (Ineffective Portion)	Amount of Gain (Loss) Recorded (Ineffective Portion)
Three months ended April 3, 2010
Cash flow hedges:
Foreign exchange contracts	$2,899	Revenues	$(1,429)	Selling, general and administrative expenses	$–
Interest rate swaps	(1,240)	Interest expense	–	Selling, general and administrative expenses	–
Net investment hedge	20,534	–	–	–	–
Total	$22,193		$(1,429)		$–
Three months ended April 4, 2009
Cash flow hedges:
Foreign exchange contracts	$6,008	Revenues	$(162)	Selling, general and administrative expenses	$–
Net investment hedge	12,496	–	–	–	–
Total	$18,504		$(162)		$–

The effect of derivative instruments not designated as hedges on our condensed consolidated financial statements for the three months ended April 3, 2010 and April 4, 2009 is as follows:

	Statement of Operations Location	Amount of Gain (Loss) Recorded
Three months ended April 3, 2010
Foreign exchange contracts	Selling, general and administrative expenses	$(2,776)
Three months ended April 4, 2009
Foreign exchange contracts	Selling, general and administrative expenses	$(738)

13.  FAIR VALUE MEASUREMENTS

We hold cash equivalents, derivatives, certain other assets, and certain other liabilities that are carried at fair value. We generally determine fair value using a market approach based on quoted prices of identical instruments, when available. When market quotes of identical instruments are not readily accessible or available, we determine fair value based on quoted market prices of similar instruments. Nonperformance risk of counter-parties is considered in determining the fair value of derivative instruments in an asset position while the impact of our own credit standing is considered in determining the fair value of our obligations.

14	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

Our valuation techniques are based on both observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1:	Quoted prices for identical instruments in active markets.

Level 2:	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Instruments whose significant value drivers are unobservable.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	April 3, 2010
	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents[1]	$–	$107,166	$–	$107,166
Derivatives	$–	$8,714	$–	$8,714
Marketable securities[2]	$1,317	$–	$–	$1,317
Liabilities
Derivatives	$–	$2,260	$–	$2,260
Deferred compensation[3]	$11,283	$–	$–	$11,283

	December 31, 2009
	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents[1]	$–	$115,165	$–	$115,165
Derivatives	$–	$7,574	$–	$7,574
Marketable securities[2]	$1,128	$–	$–	$1,128
Liabilities
Derivatives	$–	$3,076	$–	$3,076
Deferred compensation[3]	$8,794	$–	$–	$8,794

1	Valued at their ending balances as reported by the financial institution that hold our cash equivalents, which approximates fair value.
2	Relates to investments in marketable securities associated with certain of our non-qualified deferred compensation plans, which are included in Other assets.
3	Relates to our obligations to pay benefits under certain of our non-qualified deferred compensation plans and supplemental savings plan for senior executives, which are included in Other liabilities.

There were no assets or liabilities that were measured at fair value on a nonrecurring basis during the three months ended April 3, 2010.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

efficiency of our global supply chain, primarily through consolidation of our manufacturing locations. We have substantially completed this program as of April 3, 2010. We expect to complete this program in 2010 with the closing of one more facility and do not anticipate significant additional charges relating to this program going forward.

The following table summarizes expected, incurred, and remaining costs associated with these actions at April 3, 2010:

	Severance and Retention Costs	Facility Exit and Lease Termination Costs	Accelerated Depreciation	Other Costs	Total
Expected costs	$7,000	$1,921	$2,876	$10,792	$22,589
Costs incurred through 2009	(6,844)	(1,506)	(2,876)	(9,234)	(20,460)
Costs incurred in the three months ended April 3, 2010	(41)	(56)	–	(531)	(628)
Remaining expected costs at April 3, 2010	$115	$359	$–	$1,027	$1,501

The following table summarizes the accrual balances and utilization by cost type associated with these actions at April 3, 2010:

	Severance and Retention Costs	Facility Exit and Lease Termination Costs	Accelerated Depreciation	Other Costs	Total
Balance at December 31, 2009	$1,497	$1,076	$–	$–	$2,573
Expense	41	56	–	531	628
Payments/utilization	(453)	(310)	–	(531)	(1,294)
Foreign currency translation	(46)	3	–	–	(43)
Balance at April 3, 2010	$1,039	$825	$–	$–	$1,864

During the three months ended April 3, 2010, we recorded costs associated with these exit activities in our condensed consolidated statement of operations of $612, $14, and $2 in cost of revenues, selling, general and administrative expenses and research and development expenses, respectively.

15.  NONCONTROLLING INTEREST

On November 20, 2009, we acquired the remaining 60% ownership of our joint venture in India (the “India JV”) for $58,082 in cash. Prior to November 20, 2009, we owned a 40% equity interest in our India JV which we consolidated as we determined that substantially all of the activities of the India JV involved us or were conducted on our behalf.

16.  CONTINGENCIES

The proposed acquisition by Merck KGaA resulted in two putative shareholder class actions challenging the exchange have been filed in Massachusetts naming Millipore, Merck, Sub and certain officers and directors of Millipore as defendants. The first such case is Elliot v. Millipore Corporation, et al., No. 10-0853 (filed March 2, 2010) (“Elliot”), and the second such case is United Union of Roofers, Waterproofers and Allied Workers Local Union No. 8 v. Millipore Corporation et al., No. 10-0855 (filed March 4, 2010) (“United Union of Roofers”). The complaints, which are similar, allege claims for breach of fiduciary duty against the individual defendants and for aiding and abetting a breach of fiduciary duty against the

16	MILLIPORE FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data) (Unaudited)

corporate defendants. The complaints seek equitable relief including an order enjoining the exchange. The complaints generally allege that the consideration offered in the proposed transaction is inadequate and the process through which the proposed transaction was approved was unfair. The plaintiff in United Union of Roofers has notified the Elliot parties that it intends to seek consolidation of the two actions. Millipore is defending the lawsuit and along with the other defendants served a motion to dismiss Elliot on April 26, 2010.

We are also subject to a number of claims and legal proceedings which, in the opinion of our management, are incidental to our normal business operations. In our opinion, although final settlement of these suits and claims may impact our financial statements in a particular period, they are not expected to, in the aggregate, have a material adverse effect on our financial position, cash flows or results of operations.

17.  RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Emerging Issues Task Force (“the EITF”) reached consensus on an amendment to the accounting and disclosure requirements for revenue arrangements with multiple deliverables. The amendment eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. When applying the relative selling price allocation method, the selling price for each of the deliverables shall be determined using vendor-specific objective evidence (“VSOE”), if it exists, otherwise third-party evidence (“TPE”). If neither VSOE nor TPE exists, the amendment allows a vendor to use its best estimate of selling price. This amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, this amendment may be applied retrospectively to all periods presented. Earlier application is permitted as of the beginning of an entity’s fiscal year. We plan to adopt this amendment as of January 1, 2011 and do not believe this amendment will have a material effect on our consolidated financial statements.

MILLIPORE FORM 10-Q	17

PART I

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009. We will also be disclosing certain non-GAAP information in the Management’s Discussion and Analysis. A reconciliation of our GAAP financial measures to our non-GAAP financial measures and information about the use of non-GAAP measures begins on page 28 under the heading “Use of Non-GAAP Financial Measures.”

Our interim fiscal quarters end on the thirteenth Saturday of each quarter. Since our fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of precisely thirteen weeks. The first fiscal quarters of 2010 and 2009 ended on April 3, 2010 and April 4, 2009, respectively.

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

The breadth of our product offering and our global scale make us a strategic supplier to the life science industry and provide us with access to many different segments of the market. Our products and services are primarily used by a diverse, global customer base including biotechnology and pharmaceutical companies, academic institutions, and research laboratories. In addition, we derive most of our revenues from consumable products. These attributes allow us to target growth on a number of dimensions and make our business less susceptible to economic downturns.

PROPOSED TRANSACTION WITH MERCK KGaA

On February 28, 2010, we entered into a definitive agreement under which Concord Investments Corp., a fully owned subsidiary of Merck KGaA, will acquire all outstanding shares of our common stock for $107 per share in cash. This business combination will create a world-class partner for the Life Science sector with significant businesses in high-margin specialty products and an attractive growth profile.

Through the date of this filing, Millipore announced key milestones relating to the proposed transaction, including: the transaction was approved by the boards of directors of both companies; the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act expired; the Special Shareholder’s Meeting to vote on the proposed transaction will take place on June 3, 2010; and the Company filed its definitive proxy with the Securities and Exchange Commission. The proposed transaction is expected to be completed in the early part of the third quarter of 2010.

18	MILLIPORE FORM 10-Q

PART I

During the three months ended April 3, 2010, we recorded $2.3 million of costs consisting primarily of legal and regulatory fees associated with this proposed transaction in our condensed consolidated statement of operations as selling, general and administrative expenses.

The following table sets forth revenues derived from the Bioprocess and Bioscience divisions as a percentage of our total revenues.

	Three Months Ended
	April 3, 2010	April 4, 2009
Bioprocess	56%	56%
Bioscience	44%	44%
Total	100%	100%

The following table sets forth the composition of our revenues by geography.

	Three Months Ended
	April 3, 2010	April 4, 2009
Americas	41%	40%
Europe	36%	40%
Asia/Pacific	23%	20%
Total	100%	100%

The following tables set forth reported and organic revenue growth rates by division compared with the prior year.

	Bioprocess		Bioscience		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
Reported growth	12%	6%	15%	(1)%	14%	3%
Less: Foreign currency translation	3%	(7)%	6%	(7)%	5%	(7)%
Acquisition	–%	–%	–%	1%	–%	1%
Organic growth	9%	13%	9%	5%	9%	9%

Consolidated revenues of $463.0 million for the three months ended April 3, 2010 increased $55.1 million, or 14 percent, versus the prior year comparable period. Adjusting for a 5 percentage point favorable effect from foreign currency translation, our consolidated revenues for the three months ended April 3, 2010 grew 9 percent. We delivered strong revenue growth as we benefited from the contribution of new products and a strengthening economic environment. Our results were well-balanced between both divisions. From a geographic perspective, we generated double-digit revenue growth in North America and Asia. Our Bioscience Division revenue growth was attributable to higher laboratory instrumentation sales and increased demand from pharmaceutical customers, two areas which rebounded from last year. Bioprocess Division revenue growth was primarily the result of continued higher spending by our biotechnology customers.

MILLIPORE FORM 10-Q	19

PART I

Operating profit increased to $88.1 million for the three months ended April 3, 2010 from $71.3 million in the prior year comparable period. Higher revenues, favorable impact from changes in foreign currency exchange rates, and lower costs related to the global supply chain initiatives were the primary drivers of the increase. This profit expansion enabled us to continue to invest in research and development in accordance with our innovation strategy and absorb the effects of an unfavorable product mix and higher employee-related costs. Our gross margin increased to 56 percent for the three months ended April 3, 2010 from 55 percent in the prior year comparable period.

Diluted GAAP and non-GAAP earnings per share (“EPS”) were $0.99 and $1.21, respectively, for the three months ended April 3, 2010 and increased by $0.04 and $0.15, respectively, versus the prior year comparable period. (Please see our non-GAAP reconciliation which begins on page 28.) Higher operating profit contributed to higher GAAP EPS, which was offset by a higher tax rate in the current period and the absence this year of the $8.5 million non-taxable gain resulting from our Guava business acquisition. Diluted EPS was also adversely impacted by shares issuable upon conversion of the 3.75 percent convertible notes becoming dilutive as a result of the increase in our stock price during the three months ended April 3, 2010 and an increase in dilution of stock-based compensation awards.

Free cash flow is an important operating metric that we define as net cash provided by operating activities less additions to property, plant and equipment. We generated $76.7 million of free cash flow for the three months ended April 3, 2010, a 12 percent increase over the prior year comparable period. This growth was primarily attributable to a significant improvement in our inventory management as a result of our working capital initiatives. Over the past year, we have lowered our days of inventory outstanding from 129 days at April 4, 2009 to 109 days at April 3, 2010.

Results of Operations

REVENUES

The following table sets forth revenues and percent of revenue growth by division compared with the prior year.

	Three Months Ended
($ in millions):	April 3, 2010	April 4, 2009	Growth
Bioprocess	$258.3	$230.0	12%
Bioscience	204.7	177.9	15%
Total	$463.0	$407.9	14%

Bioprocess Division

Bioprocess revenues of $258.3 million for the three months ended April 3, 2010 increased $28.3 million, or 12 percent, versus the prior year comparable period. Excluding the favorable effect of foreign currency translation, Bioprocess revenues increased 9 percent. The revenue growth was primarily attributable to higher sales of our downstream bioprocessing products used in biopharmaceutical manufacturing, which was a result of the following: higher spending levels by our North America biotechnology customers as these customers are accelerating their production of monoclonal antibodies; increased revenues related to disposable manufacturing as companies continue to migrate to single use, disposable technologies that eliminate the need for cleaning and sterilization, thus shortening the time between processing runs; and higher revenues in Asia, particularly in China and Singapore, due to biotechnology industry growth in the region and more stringent regulatory compliance standards in China.

20	MILLIPORE FORM 10-Q

PART I

To a lesser extent, the Bioprocess revenue increase was the result of continued growth in process monitoring tools products. Demand for on-site testing products, particularly our disposable NovaSeptum® products, continued to increase, as drug companies are adopting disposable sampling technology to monitor contamination earlier in the drug manufacturing process.

Bioscience Division

Bioscience revenues of $204.7 million for the three months ended April 3, 2010 increased $26.8 million, or 15 percent, versus the prior year comparable period. Excluding the favorable effect of foreign currency translation, Bioscience revenues increased 9 percent. The division’s revenue growth benefited from increased spending from pharmaceutical customers and higher sales of laboratory instrumentation products. These two areas were weak last year and benefited from an improving economic environment in the three months ended April 3, 2010, particularly in North America and Asia. Bioscience revenue growth was also attributable to successful new product launches and a $3.3 million revenue from a technology license.

REVENUES BY GEOGRAPHY

Revenues and the percent of revenue growth by geography, as compared with the prior year, are summarized in the table below:

	Three Months Ended
($ in millions):	April 3, 2010	April 4, 2009	Growth
Americas	$188.9	$165.2	14%
Europe	166.7	162.9	2%
Asia/Pacific	107.4	79.8	35%
Total	$463.0	$407.9	14%

Reported and organic growth rates by geography, as compared with the prior year, are summarized below:

	Americas		Europe		Asia/Pacific
	Three Months Ended		Three Months Ended		Three Months Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
Reported growth	14%	13%	2%	(5)%	35%	1%
Less: Foreign currency translation	–	(1)%	7%	(16)%	7%	2%
Acquisition	–	1%	–	1%	–	–
Organic growth	14%	13%	(5)%	10%	28%	(1)%

From a geographic perspective, reported revenues increased in all regions, $23.7 million in the Americas, $3.8 million in Europe, and $27.6 million in Asia/Pacific, during the three months ended April 3, 2010 versus the prior year comparable period. Excluding the effects of foreign currency translation, revenues increased 14 percent in the Americas, decreased 5 percent in Europe, and increased 28 percent in Asia/Pacific. The increase in the Americas was primarily the result of higher spending by our Bioprocess biotechnology customers and Bioscience pharmaceutical customers as well as the $3.3 million revenue from a technology license. The decrease in Europe was primarily attributable to general economic conditions and the timing of purchases by certain larger Bioprocess customers. The increase in Asia/Pacific was primarily driven by revenue growth in our downstream bioprocessing products in China and Singapore and higher Bioscience revenues in Japan as the economy began to improve.

MILLIPORE FORM 10-Q	21

PART I

GROSS PROFIT MARGIN

	Three Months Ended
($ in millions):	April 3, 2010	April 4, 2009
Gross profit	$259.4	$223.3
Gross profit margin	56%	55%

Gross profit increased $36.1 million, or 16 percent, versus the prior year comparable period. Gross profit margin improved from 55 percent of revenues last year to 56 percent of revenues this year. The primary drivers of the increase in gross profit margin were favorable foreign currency, a decrease in inventory write-offs due to our working capital improvement actions implemented last year, lower costs associated with our global supply chain initiatives, and a slight impact from price increases. The favorable foreign currency impact was primarily the result of a weaker U.S. dollar, versus the prior year comparable period. Generally, when the Japanese Yen strengthens against the U.S. dollar and Euro, our gross profit margin is favorably impacted because substantially all of our manufacturing activities are in the United States, Ireland, and France. We incurred charges associated with our global supply chain initiatives amounting to $0.6 million and $3.3 million in the three months ended April 3, 2010 and April 4, 2009, respectively. By the end of fiscal year 2010, we expect to complete these initiatives by incurring approximately $1.5 million of planned additional costs.

These favorable effects were partly offset by an unfavorable product mix in our upstream bioprocessing products and, to a lesser extent, higher salary and facility costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Three Months Ended
($ in millions):	April 3, 2010	April 4, 2009
Selling, general and administrative expenses	$141.1	$126.8
Percentage of revenues	30%	31%

Selling, general and administrative (“SG&A”) expenses increased $14.3 million, or 11 percent, versus the prior year comparable period. Excluding the adverse effect of foreign currency translation, SG&A expenses increased $10.2 million, or 8 percent. The increase was primarily attributable to increased employee-related costs driven by: salary increases; higher incentive compensation costs; and higher costs related to our non-employee director deferred compensation plan resulting from an increase in the Millipore stock price. Additionally, acquisition and related integration expenses increased due to the proposed acquisition by Merck KGaA. Amortization expense for the three months ended April 3, 2010 affecting SG&A was $11.5 million versus $12.0 million in the prior year comparable period.

RESEARCH AND DEVELOPMENT EXPENSES

	Three Months Ended
($ in millions):	April 3, 2010	April 4, 2009
Research and development expenses	$30.1	$25.2
Percentage of revenues	6%	6%

22	MILLIPORE FORM 10-Q

PART I

Research and development (“R&D”) expenses increased $4.9 million, or 19 percent, versus the prior year comparable period. Excluding the adverse effect of foreign currency translation, R&D expenses increased $4.5 million, or 18 percent. The increase was primarily attributable to increased employee-related costs driven by salary increases, higher incentive compensation costs, and increased headcount. Additionally, technology partner payments have increased as a result of our strategy to enhance our internal R&D capabilities through technology collaborations and license arrangements with third parties. We expect 2010 full year R&D expenses to be approximately 7 percent of revenues.

INTEREST INCOME/EXPENSE

	Three Months Ended
($ in millions):	April 3, 2010	April 4, 2009
Interest income	$0.1	$0.2
Interest expense	$14.3	$14.6
Average interest rate during the period	6.3%	5.5%

Interest expense decreased $0.3 million, or 2 percent, versus the prior year comparable period. Excluding the adverse effect of foreign currency translation, interest expense decreased $0.5 million, or 3 percent. The decrease was the result of lower overall debt balances.

PROVISION FOR INCOME TAXES

	Three Months Ended
	April 3, 2010	April 4, 2009
Effective income tax rate	23%	18%

Our effective tax rate was 23 percent for the three months ended April 3, 2010 versus 18 percent for the prior year comparable period. Our effective tax rate for the prior year comparable period was lower because of the $8.5 million non-taxable gain on the Guava acquisition. The higher current year rate was also attributable to a shift in the jurisdictional mix of our profits to higher tax rate jurisdictions this year and $1.5 million U.S. R&D credits recognized in the prior year comparable period. The R&D credit provisions expired in December 2009, thus resulting in a higher effective tax rate for the current period. On a full year basis, we expect our effective tax rate to be approximately 22 percent.

Over the next twelve months, we may need to record up to $3,900 of previously unrecognized tax benefits in the event of statute of limitations closures and settlements of tax audits.

MILLIPORE FORM 10-Q	23

PART I

OPERATING PROFIT, NET INCOME ATTRIBUTABLE TO MILLIPORE AND DILUTED EARNINGS PER SHARE

	Three Months Ended
($ in millions, except per share data):	April 3, 2010	April 4, 2009
Operating profit	$88.1	$71.3
Operating profit margin	19.0%	17.5%
Net income attributable to Millipore	$57.2	$53.0
Diluted earnings per share	$0.99	$0.95
Non-GAAP net income attributable to Millipore*	$70.2	$59.2
Non-GAAP earnings per share*	$1.21	$1.06

*	See non-GAAP reconciliation on page 29 for more information.

Operating profit increased $16.8 million, or 23.6 percent, versus the prior comparable period, primarily as a result of higher revenues and favorable effect of foreign currency translation. These increases were partially offset by higher employee-related costs and higher investments in research and development. On a GAAP basis, the 8 percent increase in net income attributable to Millipore was the result of higher operating profit which was partially offset by a higher tax rate in the current period and the absence this year of the $8.5 million non-taxable gain on the Guava acquisition. On a non-GAAP basis, the 19 percent increase in net income attributable to Millipore was the result of higher operating profit.

Capital Resources and Liquidity

The following table shows information about our capitalization as of the dates indicated.

(In millions, except ratio amounts)	April 3, 2010	December, 2009
Total debt	$884.8	$933.1
Cash and cash equivalents	$222.7	$168.3
Net debt*	$662.1	$764.8

*	Non-GAAP. See page 28 for more information.

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

24	MILLIPORE FORM 10-Q

PART I

The cost of additional or replacement financing is partly a function of our debt to capitalization levels, credit standing, and financial market conditions. Our credit ratings are reviewed regularly by major debt rating agencies such as Standard & Poor’s and Moody’s Investors Service. The chart below summarizes our ratings at April 3, 2010.

	Moody’s	Standard & Poor’s
Primary revolving credit facility	Baa2	BBB
5.875% senior notes	Ba2	BBB
3.75% convertible senior notes	–	BB-
Millipore corporate rating	Ba1	BB+

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

In August 2009, we entered into forward starting interest rate swap agreements with an aggregate notional amount of $300.0 million. The purpose of these swaps is to hedge interest rate exposures related to an anticipated fixed-rate debt financing in December 2011 with a term of at least 10 years. On April 2, 2010, the interest rate swaps were settled, resulting in a gain of $2.3 million, net of tax of $1.4 million, which was recorded in accumulated other comprehensive income. This gain will be recognized in earnings as an adjustment to interest expense in our consolidated statement of operations in the same period when the hedged interest payments are recorded in our statement of operations or when the probability that the anticipated fixed-rate debt financing will occur is remote.

CASH FLOWS

The following table summarizes our sources and uses of cash over the periods indicated.

	Three Months Ended
($ in millions)	April 3, 2010	April 4, 2009
Net cash provided by operating activities	$88.3	$84.2
Less: additions to property, plant and equipment	(11.6)	(15.7)
Free cash flow*	$76.7	$68.5
Net cash used in investing activities	$(12.3)	$(35.8)
Net cash (used in) provided by financing activities	$(15.4)	$5.8
Increase in cash and cash equivalents	$54.3	$56.7

*	Non-GAAP. See page 28 for more information.

OPERATING CASH FLOWS

Cash provided by operating activities was $88.3 million for the three months ended April 3, 2010 and was primarily attributable to our net income of $57.2 million, non-cash items totaling $38.7 million (primarily depreciation and amortization expenses, stock-based compensation expense, and debt discount amortization), and a net working capital increase of $7.7 million. Our working capital increase was primarily the result of an increase in accounts receivable and a decrease in

MILLIPORE FORM 10-Q	25

PART I

accrued expenses offset by decrease in inventory and increases in accounts payable and income taxes payable balances. The increase in accounts receivable since year end was primarily attributable to the higher overall revenues as well as timing of our sales during the quarter. Days sales outstanding was 63 days at April 3, 2010, compared to 59 days at December 31, 2009 and 67 days at April 4, 2009. The decrease in accrued expenses since year end was primarily attributable to payments made to employees under the 2009 management incentive plan paid during the three months ended April 3, 2010. The decrease in inventory was attributable to two main factors. First, continued global supply chain initiatives contributed to reductions in inventory levels. Secondly, the timing of product sales as well as overall revenue increases helped reduce inventory levels. Days of inventory was 109 days at April 3, 2010, compared to 118 days at December 31, 2009 and 129 days at April 4, 2009. At the end of 2009, we accelerated cash payments to take advantage of early vendor payment discounts, which decreased our December 31, 2009 accounts payable balance. For the three months ended April 3, 2010, the amount of early payment discount opportunities decreased causing accounts payable to increase as of April 3, 2010. Lastly, the increase in income taxes payable was attributable to an increase in profitability in higher tax rate jurisdictions.

INVESTING CASH FLOWS

Cash used for investing activities was $12.3 million during the three months ended April 3, 2010. We paid $11.6 million for capital expenditures and expect our full year 2010 capital expenditures to be approximately $80 million.

FINANCING CASH FLOWS

Cash used for financing activities was $15.4 million during the three months ended April 3, 2010 resulting from net repayments of short-term debt of $32.3 million, which was offset by proceeds of $16.9 million from exercises of employee stock options. Increases in stock option exercises were attributable to the higher stock price as a result of the proposed Merck KGaA transaction.

FINANCING COMMITMENTS

Short-term debt

Short-term debt consisted of borrowings under our operating bank facilities and two short-term revolving credit facilities in Japan. These two credit facilities provide for cumulative borrowings of ¥7.0 billion, or $74.0 million, with an interest rate of TIBOR plus an applicable margin. Interest is payable at the end of an interest period based upon the term of the borrowing. These credit facilities expire in December 2010 and are subject to automatic annual renewals subject to termination by either Millipore or the banks. As of April 3, 2010, we had ¥6.0 billion, or $63.3 million, available for borrowing under these credit facilities. We are not required to comply with any debt covenants under these agreements.

Primary revolving credit facility

At April 3, 2010, we had a commitment under our primary revolving credit agreement amounting to €465.0 million, or $627.6 million. This credit agreement expires in June 2011.

We are required to maintain certain leverage and interest coverage ratios set forth in the primary revolving credit agreement. As of April 3, 2010, we were compliant with all financial covenants specified in this credit agreement. The agreement also includes limitations on our ability to incur additional indebtedness; to merge, consolidate, or sell assets; to create liens; and to make payments in respect of capital stock or subordinated debt, as well as other customary covenants and representations.

26	MILLIPORE FORM 10-Q

PART I

The following table summarizes the financial covenant requirements and our compliance with these covenants as of April 3, 2010:

Covenant	Requirement	Actual at April 3, 2010
Maximum leverage ratio	3.50	2.0
Minimum interest coverage ratio	3.50	10.22

As of April 3, 2010, we had no borrowings under our primary revolving credit facility.

3.75% convertible senior notes due 2026

In June 2006, we issued $565.0 million in aggregate principal amount of 3.75 percent convertible senior notes (the “Convertible Notes”) in a private placement offering. The estimated fair value of a similar debt instrument without the conversion feature was $483.7 million at the time of issuance. The resulting $81.3 million discount on the debt is being amortized through interest expense over the period from June 2006 through December 2011, which represents the expected life of the debt. As a result, our Convertible Notes have a 6.94 percent effective interest rate.

As of April 3, 2010, the Convertible Notes had a carrying value of $537.1 million, net of $27.9 million of unamortized discount, and a fair value of $709.8 million. The fair value was determined from available market prices using current interest rates, non-performance risk, and term to maturity.

5.875% senior notes due 2016

In June 2006, we issued €250.0 million, or $337.4 million, in aggregate principal amount of 5.875 percent senior notes (the “Euro Notes”).

As of April 3, 2010, the Euro Notes had a carrying value of $336.6 million, net of $0.8 million of unamortized original issue discount, and a fair value of $371.2 million. This fair value was determined from available market prices using current interest rates, non-performance risk, and term to maturity.

Legal Matters

The proposed acquisition by Merck KGaA resulted in two putative shareholder class actions challenging the exchange have been filed in Massachusetts naming Millipore, Merck, Sub and certain officers and directors of Millipore as defendants. The first such case is Elliot v. Millipore Corporation, et al., No. 10-0853 (filed March 2, 2010) (“Elliot”), and the second such case is United Union of Roofers, Waterproofers and Allied Workers Local Union No. 8 v. Millipore Corporation et al., No. 10-0855 (filed March 4, 2010) (“United Union of Roofers”). The complaints, which are similar, allege claims for breach of fiduciary duty against the individual defendants and for aiding and abetting a breach of fiduciary duty against the corporate defendants. The complaints seek equitable relief including an order enjoining the exchange. The complaints generally allege that the consideration offered in the proposed transaction is inadequate and the process through which the proposed transaction was approved was unfair. The plaintiff in United Union of Roofers has notified the Elliot parties that it intends to seek consolidation of the two actions. Millipore is defending the lawsuit and along with the other defendants served a motion to dismiss Elliot on April 26, 2010.

MILLIPORE FORM 10-Q	27

PART I

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our most critical accounting policies have a significant impact on the preparation of these condensed consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continue to have the same critical accounting policies and estimates as we described in Item 7, beginning on page 55, of our Annual Report on Form 10-K for the year ended December 31, 2009. Those policies and estimates were identified as those relating to revenue recognition, inventory valuation, valuation of long-lived assets, stock-based compensation, income taxes, and employee retirement plans. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

New Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 17 “Recent Accounting Pronouncements” in the Notes to condensed consolidated financial statements in this Form 10-Q.

Use of Non-GAAP Financial Measures

Millipore provides non-GAAP supplemental information to its financial results. Non-GAAP net income attributable to Millipore and diluted earnings per share exclude costs related to global supply chain initiatives, acquisition and related integration expenses, costs related to the proposed acquisition, amortization of purchased intangible assets, inventory fair value adjustments related to business acquisitions, gain on business acquisition, and non-cash interest expense on our Convertible Notes. We define free cash flow as net cash provided by operating activities less additions to property, plant, and equipment. We define net debt as our debt less cash and cash equivalents.

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

28	MILLIPORE FORM 10-Q

PART I

Reconciliation of GAAP to Non GAAP Financial Measures

Operating Results—three months ended April 3, 2010

(dollars in thousands, except EPS data)	Net income Attributable to Millipore	Diluted EPS
GAAP results, three months ended April 3, 2010	$57,215	$0.99
Non-GAAP adjustments:
Costs related to global supply chain initiatives[1]	404	0.01
Costs related to proposed acquistion[3]	1,511	0.02
Purchased intangibles amortization[2]	8,645	0.15
Non-cash interest expense on convertible debt[4]	2,474	0.04
Total non-GAAP adjustments	13,034	0.22
Non-GAAP results, three months ended April 3, 2010	$70,249	$1.21

Operating Results—three months ended April 4, 2009

(dollars in thousands, except EPS data)	Net Income Attributable To Millipore	Diluted EPS
GAAP results, three months ended April 4, 2009	$53,025	$0.95
Non-GAAP adjustments:
Costs related to global supply chain initiatives[1]	2,466	0.04
Business acquisition inventory fair value adjustment[2]	391	0.01
Acquisition and related integration expenses[3]	574	0.01
Purchased intangibles amortization[2]	8,979	0.16
Gain on business acquisition[2]	(8,542)	(0.15)
Non-cash interest expense on convertible debt[4]	2,299	0.04
Total non-GAAP adjustments	6,167	0.11
Non-GAAP results, three months ended April 4, 2009	$59,192	$1.06

(1)	We exclude severance and relocation costs, facility closure costs, and accelerated depreciation associated with our global supply chain initiatives because they are material expenses in excess of our normal operating costs. We undertook these initiatives to significantly reduce our cost structure and improve operational efficiency primarily through the consolidation of manufacturing locations.
(2)	We exclude the amortization of purchased intangible assets, gain on business acquisition, and inventory fair value adjustments from business acquisitions because (i) the amounts are non-cash, (ii) we can not influence the timing and amount of future expense recognition, and (iii) excluding such expenses provides investors and management better visibility into the components of operating expenses.
(3)	We exclude costs related to the proposed acquisition and acquisition and related integration expenses to make year-over-year comparisons because these are incremental costs to our day-to-day business and can be material.
(4)	Non-cash interest expense on our Convertible Notes is the incremental interest expense as a result of a change in accounting principles. This interest expense is non-cash and we can not control the amount of this expense without modifying our capital structure.

Forward-Looking Statements

The matters discussed in this Form 10-Q, as well as in future oral and written statements by our management, that are forward-looking statements are based on our current management expectations. These expectations involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, without limitation, the risk factors and uncertainties set forth in Item 1A (Risk Factors) and elsewhere in our Form 10-K for the year ended December 31, 2009.

MILLIPORE FORM 10-Q	29

PART I

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no significant change in our exposure to market risk since December 31, 2009. For discussion of our exposure to market risk, refer to Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Market Risk.”

ITEM 4.  CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the quarter ended April 3, 2010 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

30	MILLIPORE FORM 10-Q

PART II: OTHER INFORMATION

ITEM 6.   EXHIBITS

a. Exhibits Filed or Furnished Herewith.

Exhibits Filed Herewith

10.1	Form of Amendment No. 1 to Executive Termination Agreement

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / Rule 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15d-14(a)

Exhibits Furnished Herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

MILLIPORE FORM 10-Q	31

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLIPORE CORPORATION

	Signature	Title	Date

By:	/s/ CHARLES F. WAGNER, JR. Charles F. Wagner, Jr.	Vice President and Chief Financial Officer (on behalf of the registrant as its Principal Financial Officer)	May 12, 2010

By:	/s/ ANTHONY L. MATTACCHIONE Anthony L. Mattacchione	Vice President, Corporate Controller and Chief Accounting Officer (on behalf of the registrant as its Principal Accounting Officer)	May 12, 2010

32	MILLIPORE FORM 10-Q

Exhibit Index

Exhibit Number	Exhibit Title

10.1	Form of Amendment No. 1 to Executive Termination Agreement

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

MILLIPORE FORM 10-Q	33